Form 10QSB
period 1995-06-30
GALAXY FOODS CO
filed 1995-08-11
CIK 819527

FORM 10-QSB

               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.   20549
                  _____________________________

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF
          THE SECURITIES EXCHANGE ACT OF 1934

          For The Quarterly Period Ended June 30, 1995



                  _____________________________

                 Commission File Number 0-16251



                      GALAXY FOODS COMPANY
     (Exact name of registrant as specified in its charter)



           Delaware                          25-1391475
     (State or other jurisdiction of      (I.R.S. Employer
     incorporation or organization)     Identification No.)

      2441 Viscount Row
       Orlando, Florida                        32809
(Address of principal executive offices)     (Zip Code)

                         (407) 855-5500
      (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           YES X    NO


     On August 8, 1995, there were 35,000,979 shares of Common
Stock $.01 par value per share, outstanding.

                      GALAXY FOODS COMPANY

                      Index to Form 10-QSB
                 For Quarter Ended June 30, 1995




                                                          PAGE NO.

PART I. FINANCIAL INFORMATION

  Item 1.                                           Financial Statements

     Balance Sheets                                           3
     Statements of Operations                                 4
     Statements of Stockholders' Equity                     5-6
     Statements of Cash Flows                               7-8
     Notes to Financial Statements                         9-10

  Item 2.               Management's Discussion and Analysis of
        Financial Condition and Results of Operations     11-13


PART II. OTHER INFORMATION

  Item 1. Legal Proceedings                                  14

  Item 6. Exhibits and Reports on Form 8-K                   14


SIGNATURES                                                   15

                 PART I.  FINANCIAL INFORMATION
                      GALAXY FOODS COMPANY
                         Balance Sheets
                             ASSETS
                                          JUNE 30,     MARCH 31,
                                            1995          1995
                                         (unaudited)
CURRENT ASSETS:
  Cash and equivalents                  $3,814,856     $  16,205
  Trade receivables, net                  324,931        120,176
  Inventories                             477,603        528,396
  Prepaid expenses                        286,238        296,262
     Total current assets               4,903,628        961,039

PROPERTY AND EQUIPMENT:
  Leasehold improvements                2,524,889      2,586,528
  Machinery and equipment               2,416,275      2,231,461
  Delivery equipment and autos             57,208        226,539
  Equipment under capital leases          212,301        306,245
     Total                              5,210,673      5,350,773
  Less accumulated depreciation and
   amortization                          (922,325)    (1,023,347)
  Property and equipment-net            4,288,348      4,327,426

OTHER ASSETS
  Other Assets                            100,454        496,696
  Equipment not yet placed in service   1,066,047        164,800
   Total other assets                   1,166,501        661,496

     TOTAL                              $10,358,477    $5,949,961

              LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable-trade                $ 245,217      $ 739,601
  Other accrued liabilities               262,060        318,895
  Dividends payable                        69,801            ---
  Current portion of notes payable         63,451         63,451
  Current portion of cap. leases           59,302         67,331
  Notes payable to stockholder                ---      2,697,388
   Total current liabilities              699,831      3,886,666

LONG-TERM DEBT, LESS CURRENT PORTION:
  Obligations under capital leases         78,260         94,134
   Total liabilities                      778,091      3,980,800

STOCKHOLDERS' EQUITY:
  Preferred stock                           3,538            ---
  Common stock                            178,649        140,248
  Additional paid-in capital            23,601,561     15,530,314
  Accumulated deficit                   (13,003,362)  (12,501,401)
                                        10,780,386     3,169,161
  Less:  Note receivable arising from
   exercise of stock options            1,200,000      1,200,000
     Total stockholders' equity         9,580,386      1,969,161
        TOTAL                           $10,358,477    $5,949,961

         See accompanying notes to financial statements.

                      GALAXY FOODS COMPANY

                    Statements of Operations


                                           THREE MONTHS ENDED
                                          JUNE 30, (unaudited)
                                            1995          1994


NET SALES                               $ 757,579      $1,924,429

COSTS AND EXPENSES:
  Cost of goods sold                      702,144       1,630,236

  Gross Profit                             55,435        294,193

  Selling                                 192,570        312,867
  Delivery, net                            19,684        148,866
  General and administrative              259,927        250,643
  Research and development                 29,423         41,628
        Total                             501,604        754,004

OPERATING INCOME (LOSS)                  (446,169)      (459,811)

OTHER INCOME (EXPENSES):
  Interest expense                        (20,372)      (105,143)
  Interest income                          10,694          2,425
  Other income                             23,687          1,199
        Total                              14,009       (101,519)

NET LOSS                          $      (432,160)    $ (561,330)

LOSS PER COMMON SHARE:                  $   (.03)      $   (.07)


WEIGHTED AVERAGE COMMON AND
COMMON EQUIVALENT SHARES
OUTSTANDING                             15,986,126      7,859,175















         See accompanying notes to financial statements.

                       GALAXY FOODS, INC.

               STATEMENTS OF STOCKHOLDERS' EQUITY


                            Common Stock         Preferred Stock   Additional   Retained
                                          Par                Par     Paid-In   Earnings
                         Shares         Value    Shares    Value     Capital  (Deficit)

Balance at
March 31, 1994        7,770,317         77,703    --      --       9,836,310     (7,487,823)

Issuance of common stock
Regulation S and private
offerings             2,220,000         22,200    --      --       2,045,797         --

Issuance of common stock
in payment of lock-up
agreements              212,125         2,121     --      --         564,632       --

Issuance of common stock
in payment of consulting
fees                    412,180         4,122     --      --         793,142       --

Issuance of common stock
as compensation          25,209           252     --      --          39,934  --

Exercise of warrants    890,095         8,901     --      --         986,846       --

Exercise of options   2,494,900         24,949    --      --       1,181,361         --

Issuance of common stock
warrants in payment of
consulting fees           --               --     --      --          75,000  --

Issuance of common stock
options as compensation   --               --     --      --           7,292         --

Net Loss                  --               --     --      --      --             (5,013,578)

Balance at
March 31, 1995
                     14,024,826      $ 140,248    --      --      $15,530,314    $(12,501,401)

Exercise of options       1,000             10    --      --              490      --

Legal fees related to
offering                    --             --     --      --        (510,860)            --

Regulation S offering 3,470,372         34,704    --      --       2,297,991         --





                       GALAXY FOODS, INC.

               STATEMENTS OF STOCKHOLDERS' EQUITY

                         (Continuation)


                       Common Stock       Preferred Stock        Additional   Retained
                                   Par                Par          Paid-In   Earnings
                       Shares    Value    Shares    Value          Capital    (Deficit)


Adjustment shares     368,686    3,687        --      --            (3,687)       --

NASD fee listing          --        --        --      --           (21,000)          --

Reg S - Convertible
offering                  --        --     353,755   3,538       6,308,313         --

Dividends Payable         --        --        --        --      --               (69,801)

Net Loss              --      --        --        --      --                     (432,160)

Balance at
June
30, 1995  17,864,884    $  178,649   353,755 $   3,538$ 23,601,561  $(13,003,362)




























         See accompanying notes to financial statements.

                      GALAXY FOODS COMPANY

                    Statements of Cash Flows


                                           THREE MONTHS ENDED
                                          JUNE 30, (unaudited)
                                            1995          1994


CASH FLOWS USED IN
  OPERATING ACTIVITIES:
  Cash received from customers           $ 552,824      $1,893,245
  Cash paid to suppliers and employees  (1,544,023)     (2,495,397)
  Interest paid, net of amount
    capitalized                            (20,372)    (105,143)
  Interest received                         10,694          2,425
  Miscellaneous cash received               23,687          1,200

  NET CASH USED IN
   OPERATING ACTIVITIES                   (977,190)      (703,670)

CASH FLOWS USED IN
  INVESTING ACTIVITIES:
  Increase in equipment not yet
    in place                              (901,247)         --
  Capital expenditures                     (41,248)       (47,142)
  (Increase) decrease in other assets      396,242         14,561

  NET CASH USED IN
    INVESTING ACTIVITIES                  (546,253)       (32,581)

CASH FLOWS FROM
  FINANCING ACTIVITIES:
  Increase (decrease) in short-term
    borrowing                           (2,697,388)           --
  Repayment of long-term debt             (23,903)       (43,444)
  Net proceeds from stock transactions  8,113,186        435,130
  Accrued dividends                       (69,801)            --

  NET CASH FROM
    FINANCING ACTIVITIES                5,322,094        391,686

NET INCREASE (DECREASE) IN
  CASH AND EQUIVALENTS                  3,798,651       (344,565)

CASH AND EQUIVALENTS AT
  BEGINNING OF PERIOD                      16,205        383,773

CASH AND EQUIVALENTS AT
  END OF PERIOD                         $3,814,856     $  39,208






         See accompanying notes to financial statements.

                      GALAXY FOODS COMPANY

                                           THREE MONTHS ENDED
                                          JUNE 30, (unaudited)
                                            1995          1994

RECONCILIATION OF NET LOSS
   TO NET CASH USED IN
   OPERATING ACTIVITIES:

NET LOSS                           $      (432,160) $   (561,330)

ADJUSTMENTS TO RECONCILE NET
   LOSS TO NET CASH
   USED IN OPERATING ACTIVITIES:
  Depreciation and amortization            80,326         67,327
  (Increase) decrease in:
    Trade receivables                    (204,755)       (31,185)
    Inventories                            50,793        179,305
    Prepaid expenses                       10,024       (250,910)
  Increase (decrease) in:
    Accounts payable, and accrued
      expenses                           (481,418)      (106,877)

NET CASH USED IN OPERATING
  ACTIVITIES                            $(977,190)     $(703,670)


























         See accompanying notes to financial statements.

                      GALAXY FOODS COMPANY

                  NOTES TO FINANCIAL STATEMENTS


(1)  Management representation

     The interim financial statements of Galaxy Foods Company ("Galaxy" or the "Company") included herein are unaudited. In the opinion of management, the financial statements include all adjustments that are necessary for a fair presentation of such information for the periods presented.

                                          JUNE 30,     MARCH 31,
                                            1995          1995
                                         (unaudited)
(2)  Inventories

     Raw materials                      $ 356,733      $ 363,971
     Finished goods                       120,870        164,425
      Total                             $ 477,603      $ 528,396

(3)  J & C Resources

     The Company  repaid in  its entirety  the $2.5 million debt, plus accrued interest owed to J & C Resources ("J&C") on May
     18, 1995.    J&C  subsequently  released  all  interest  and
     collateral on the Company.

(4)  Sale of Securities

    On March  3, 1995, the Company began to offer certain of its securities to non-US. persons under Regulation S promulgated by the Securities and Exchange Commission under the Securities Act of 1933, as amended. These sales of securities continued through the beginning of June 1995 with sales totaling 5,959,058 shares of Common Stock at the average price of $0.82 per share. Additionally, the Company sold 353,755 shares of the Company's convertible preferred stock at an average price of $20.5085 per share for total gross proceeds of $7,255,000. The resulting proceeds from all securities during the offering were approximately $12.2 million, $1,578,388 of which were paid in investment brokerage commissions and related fees.

    Each share  of Convertible  Preferred Stock  sold during the offering will be converted into shares of Common Stock during the initial two-year period commencing at certain intervals and under certain terms as established by the designations, preferences, and limitations applicable to each series of Preferred Stock. For dilution purposes, if all the Convertible Preferred Stock were to have been converted on June 30, 1995, the Common stock share equivalent would have been 7,224,552 shares.

    The holders of Convertible Preferred Stock mentioned above are entitled to receive dividends on each share from any surplus or net profits at a rate of 10% per annum based upon the respective purchase price paid by each investor, in cash or, at the Company's sole option, in shares of the Company's Common Stock at a rate of 11% per annum. This dividend is cumulative and payable before any dividends on the Common Stock are paid or set apart. The payment of dividends for the three months ended June 30, 1995 totaled $69,801; this dividend was paid in the form of common stock for a total of 46,341 shares which were issued in July, 1995. The Company has never paid dividends to its Common Stock holders.

    Under the  selling agreement  entered with  Sands Brothers &
     Co., Ltd., ("Sands") the Company's agent in connection with the offering of the aforementioned shares, Sands is entitled to receive warrants to purchase 90,000 shares Common Stock, with an exercise price of approximately $0.95 per share, for each $1,000,000 that is raised for the Company. Additionally, Sands receives a commission of 10% and an expense allowance of 3% of the gross proceeds resulting from the sales of the Company's securities in the offering.

(5)  Per share data

     Loss per  share is  computed based  on the  weighted average
     number of  shares outstanding  during the  period.    Common
     stock equivalents have not been included since the effect would be antidilutive.

                      GALAXY FOODS COMPANY

             Management's Discussion and Analysis of
         Financial Conditions and Results of Operations

Results of Operations

Net sales were $757,579 in the quarter ended June 30, 1995, compared to sales of $1,924,429 for the quarter ended June 30, 1994. The 60.6% decline in net sales was attributed to an erosion of the Company's customer base, particularly in the industrial and food service divisions. Although the Company was financially able to sustain purchases of raw materials and other ingredients necessary to fulfill new orders, the Company did not receive orders from several of its large volume customers that traditionally make up the bulk of the food service orders. The Company's sales were affected by the lack of working capital during much of the previous fiscal year that ended March 31, 1995. This lack of working capital made it difficult for the Company to supply its then existing customer base with complete orders on a timely basis. The Company believes that it will be able to substantially increase sales in the upcoming months as it is in a substantially improved cash flow position from financing activities. (See "Management's Discussion and Analysis of Financial Conditions and Results of Operations" - Liquidity and Capital Resources). The Company intends to utilize this capital generally in the following manner: a) Increase inventories, b) increase its marketing and promotion budget, c) increase the distribution of its existing products, and d) reduce accounts payable and other liabilities.

Cost of Sales were $702,144 and it represents 92.7% of net sales for the quarter ended June 30, 1995, compared with 1,630,236 or 84.7% of net sales in the comparable 1994 period. The increase in cost of goods sold as a percentage of sales is attributed to the reallocation of delivery expenses from the Operating Expense section of the Financial Statement. These costs were reallocated after the Company replaced its own fleet of refrigerated trucks with common carriers. (See "Management's Discussion and Analysis of Financial Conditions and Results of Operations" - Delivery). When the transportation figures are included with the cost of sales for comparison purposes, the cost of sales remained relatively constant between the two periods. The Company believes that the cost of manufacturing will decrease as a percentage of sales as economies of scale are achieved with larger production runs as the Company regains its previous sales levels.

Selling expenses were $192,570 for the quarter ended June 30, 1995, compared with selling expenses of $312,867 for the same period ended June 30, 1994. The 38.4% reduction in expenses from the same period a year earlier are due in part to a decline in consulting fees charged to the individual selling departments. The different selling divisions were also affected by the previous lack of working capital mentioned above when reductions in travel and promotion expense were implemented. This category is expected to increase as the Company aggressively pursues its previous customer base as well as new customers.

Delivery expenses were $19,684 for the quarter ended June 30, 1995, compared with expenses of $148,866 for the same period ended June 30, 1994. On April 1, 1995, the Company started using refrigerated common carriers as its main method of distribution instead of relying in its own fleet of trucks. As a result, the Company is now able to track the cost of transporting goods more accurately and efficiently. By utilizing common carriers the Company has been able to realize significant cost savings while improving its deliveries to customers. Most of the costs associated with the transportation and delivery of products are now allocated to the Cost of Sales section of the Income Statement.

General and Administrative expenses were $259,927 for the quarter ended June 30, 1995, compared with $250,643 for the same period ended June 30, 1994. The minor 3.7% increase is attributed mostly to charges associated with the Company's publicity and public relations. The Company incurred expenses in the development of shareholder information material for a special Shareholder meeting and on related consulting expenses. The
Company does not anticipate an increase in general and administrative expenses from current levels in the near future.

Research and Development expenses declined $12,205 or 29.3% to a total of $29,423 for the quarter ended June 30, 1995 when compared to the same period for the prior year. This reduction in expenses is the result of diminished activity in the development of new products as the Company gears for the marketing and distribution of its existing line of products. Emphasis for Research and Development will be on maintaining quality, and on the constant refinement of the existing product line.

Other Income and Expenses for the period ended June 30, 1995 resulted in net income of $14,009 compared to a net expense of $101,519 for the same period last year. The $115,528 improvement is owed to a dramatic reduction in interest expense, which itself was caused by the repayment of a $2.5 million note to the Company's single largest secured lender. (See "Management's Discussion and Analysis of Financial Conditions and Results of Operations" - Liquidity and Capital Resources for a complete explanation). Additionally, the Company was able to increase its interest income as availability of working capital allows for a more efficient management of cash and cash equivalents. The increase in other income was realized from the sale of fully depreciated delivery equipment after the Company switched to common carriers for its transportation needs. The increase in other income is considered a non-recurring event.


Liquidity and Capital Resources

Operating Activities

Net cash was used in the amount of $977,190 for the period ended June 30, 1995 compared to net cash used of $703,670 for the same period in 1994. The reduction in sales coupled with the large payments to suppliers for past due liabilities and current inventories purchases caused the large increase in cash used in operating activities. These large payments to suppliers, vendors and other lenders were necessary for the Company to regain limited credit terms and to improve ongoing operations

Investing Activities

Net cash used in investing activities totaled $546,253 for the period ended June 30, 1995 compared to net cash used of $32,581 for the same period in 1994. Cash used for these activities increased as the purchase of an individual wrapping slice machine was completed during the quarter. The total investment for this production system is approximately $1.2 million. Management believes that this investment will allow the Company to increase the profitability of some of the Company's product lines as well as create the ability to manufacture products not previously sold.

Financing Activities

Net cash flow from financing activities increased in the amount of $5,322,094 for the period compared to a cash inflow of $391,686 for the same period in 1994. The increase in cash flow is the result of two separate activities. First, the payments to lenders in the amount of $2,705,417 mainly the repayment of $2.5 million in principal to J&C Resources, Inc. and also the repayment of $205,417 to Mr. Angelo S. Morini. The second activity involved the raising of capital though the sale of the Company's stock; the total cash flow from the sale of these securities totaled $8,113,186 for the period.

On March 3, 1995, the Company began to offer certain of its securities to non-US. persons under Regulation S promulgated by the Securities and Exchange Commission under the Securities Act of 1933, as amended. These sales of securities continued through the beginning of June 1995 with sales totaling 5,959,058 shares of Common Stock at the average price of $0.82 per share. Additionally, the Company sold 353,755 shares of the Company's convertible preferred stock at an average price of $20.5085 per share for total gross proceeds of $7,255,000. The resulting proceeds from all securities during the offering were approximately $12.2 million, $1,578,388 of which were paid in investment brokerage commissions and related fees.

Each share of Convertible Preferred Stock sold during the offering will be converted into shares of Common Stock during the initial two-year period commencing at certain intervals and under certain terms as established by the designations, preferences, and limitations applicable to each series of Preferred Stock. For dilution purposes, if all the Convertible Preferred Stock were to have been converted on June 30, 1995, the Common stock share equivalent would have been 7,224,552 shares.

The holders of Convertible Preferred Stock mentioned above are entitled to receive dividends on each share from any surplus or net profits at a rate of 10% per annum based upon the respective purchase price paid by each investor, in cash or, at the Company's sole option, in shares of the Company's Common Stock at a rate of 11% per annum. This dividend is cumulative and payable before any dividends on the Common Stock are paid or set apart. The payment of dividends for the three months ended June 30, 1995 totaled $69,801; this dividend was paid in the form of common stock for a total of 46,341 shares which were issued in July, 1995. The Company has never paid dividends to its Common Stock holders.

Under the selling agreement entered with Sands Brothers & Co., Ltd., ("Sands") the Company's agent in connection with the offering of the aforementioned shares, Sands is entitled to receive warrants to purchase 90,000 shares Common Stock, with an exercise price of approximately $0.95 per share, for each $1,000,000 that is raised for the Company. Additionally, Sands receives a commission of 10% and an expense allowance of 3% of the gross proceeds resulting from the sales of the Company's securities in the offering.

The Company has used $3,124,163 out of the proceeds from the sale of the securities to retire the principal and accrued interest under the promissory note executed in favor of J&C Resources, Inc. The Company utilized certain of the remaining proceeds for working capital, acquisition of capital equipment, and payment of trade-related payables. Additionally, as of June 30, 1995 the Company maintained a cash balance of approximately $3.8 million which is deposited in several interest-bearing investment accounts.

                   PART II.  OTHER INFORMATION

                      GALAXY FOODS COMPANY





ITEM 1.                                   Legal Proceedings


In the opinion of Management, there are no material legal proceedings pending or threatened against the Company as of June
30, 1995.


ITEM 6.                                   Exhibits and Reports on
Form 8-K

  (a)                                     Reports on Form 8-K

       No report on Form 8-K was filed by Galaxy Foods Company during the quarter ended June 30, 1995.

                         SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.











                              GALAXY FOODS COMPANY




Date:  August  11, 1995       /s/ Angelo S. Morini
                              Angelo S. Morini
                              Chairman and President
                              (Principal Executive Officer)






Date:  August  11, 1995       /s/ Samuel E. Chambers II
                              Samuel E. Chambers II
                              Chief Financial Officer
                              (Principal Financial and Accounting
                              Officer)

Item 13.  Exhibits and Reports on Form 8-K.

The following Exhibits are filed as part of this Form 10-QSB.

Exhibit No.    Exhibit Description

*3.1 Certificate of Incorporation of the Registrant, as amended (Filed as Exhibit 3.1 to the Registrant's
       Registration Statement on Form S-18, No. 33-15893-NY, incorporated herein by reference.)

*3.2 Amendment to Certificate of Incorporation of the Registrant, filed on February 24, 1992 (Filed as Exhibit
       4(b) to the Registrant's Registration Statement on Form S-
       8, No. 33-46167, incorporated herein by reference.)

*3.3   By-laws of the Registrant, as amended (Filed as Exhibit
       3.2 to the Registrant's Registration Statement on Form S-
       18, No. 33-15893-NY, incorporated herein by reference.)

*3.4 Amendment to Certificate of Incorporation of the Registrant, filed on January 19, 1994 (Filed as Exhibit
       3.4 to the Registrant's Registration Statement on Form SB-
       2, Number 33-80418, and incorporated herein by reference.)

*10.1    1987 Stock Plan of the Registrant, as amended (Filed as
       Exhibit 4(d) to the Registrant's Registration Statement on
       Form S-8, No. 33-46167, incorporated herein by reference.)

*10.2    Form of Non-Qualified Stock Option Agreement between
       the Registrant and certain directors (Filed as Exhibit 10
       (n) to the Registrant's Report on Form 10-K for fiscal year ended March 31, 1988, and incorporated herein by reference.)

*10.3    Form of Incentive Stock Option Agreement issued
       pursuant to the Registrant's 1987 Stock Plan (Filed as
       Exhibit 10 (o) to the Registrant's Report on Form 10-K for fiscal year ended March 31, 1988, and incorporated herein by reference.)

*10.4    1991 Non-Employee Director Stock Option Plan of the
       Registrant (Filed as Exhibit 4 (g) to the Registrant's
       Registration Statement on Form S-8, No. 33-46167, incorporated herein by reference.)

*10.5    1991 Employee Stock Purchase Plan of the Registrant
       (Filed as Exhibit 4 (h) to the Registrant's Registration
       Statement on Form S-8, No. 33-46167, incorporated herein by reference.)

*10.6    Lease Agreement between ANCO Company and Registrant
       dated as of November 13, 1991 (Filed as Exhibit 10 (bb) to the Registrant's Report on Form 10-K for fiscal year ended March 31, 1992, and incorporated herein by reference.)

*10.7    Factoring Agreement, Assignment and Repurchase
       Agreement, Security Agreement and Power of Attorney, dated as of June 1, 1993, between the Registrant and J.T.A.
       Factors, Inc. (Filed as Exhibit 10 (nn) to the
       Registrant's Report on Form 10-QSB for the quarterly period ended June 30, 1993.)

* Previously Filed                16

Exhibit No.    Exhibit Description

*10.8    Registrant's Registration Statement on Form S-8, Number
       33-69546, date filed September 28, 1993 (Filed as Exhibit
       10.40 to the Registrant's Registration Statement on Form
       SB-2, Number 33-80418, and incorporated herein by reference.)

*10.9    Post-Effective Amendment No. 1 to Registrant's
       Registration Statement on Form S-8, Number 33-69546, date filed October 28, 1993 (Filed as Exhibit 10.41 to the
       Registrant's Registration Statement on Form SB-2, Number
       33-80418, and incorporated herein by reference.)

*10.10   Registrant's Registration Statement on Form S-8, Number
       33-78684, date filed May 6, 1994 (Filed as Exhibit 10.42 to the Registrant's Registration Statement on Form SB-2, Number 33-80418, and incorporated herein by reference.)

*10.11   Supplemental Letter Agreement dated February 9, 1994,
       by and between Agora Marketing Ltd. and the Registrant (Filed as Exhibit 10.44 to the Registrant's Registration Statement on Form SB-2, Number 33-80418, and incorporated herein by reference.)

*10.12   Non-Qualified Stock Option Agreement dated as of
       September 24, 1987, by and between William E. Rawlings and the Registrant (Filed as Exhibit 10.51 to the Registrant's
       Registration Statement on Form SB-2, Number 33-80418, and incorporated herein by reference.)

*10.13   Non-Qualified Stock Option Agreement dated as of
       September 24, 1987, by and between Stanley M. Turk and the
       Registrant (Filed as Exhibit 10.52 to the Registrant's
       Registration Statement on Form SB-2, Number 33-80418, and incorporated herein by reference.)

*10.14   Settlement Agreement dated as of May 31, 1994, by and
       between Registrant and George J. Torggler (Filed as
       Exhibit 10.53 to the Registrant's Registration Statement on Form SB-2, Number 33-80418, and incorporated herein by reference.)

*10.15   Non-Qualified Stock Option Agreement dated as of May
       31, 1994, by and between George J. Torggler and the Registrant (Filed as Exhibit 10.54 to the Registrant's Registration Statement on Form SB-2, Number 33-80418, and incorporated herein by reference.)

*10.16   Promissory Note dated as of May 31, 1994, by George J.
       Torggler in favor of the Registrant (Filed as Exhibit
       10.55 to the Registrant's Registration Statement on Form
       SB-2, Number 33-80418, and incorporated herein by reference.)

*10.17   Stock Pledge and Security Agreement dated as of May 31,
       1994, by and between George J. Torggler and the Registrant (Filed as Exhibit 10.56 to the Registrant's Registration Statement on Form SB-2, Number 33-80418, and incorporated herein by reference.)

* Previously Filed

Exhibit No.    Exhibit Description

*10.18   Escrow Agreement dated as of May 31, 1994, by and among
       George J. Torggler, the Registrant and Baker & Hostetler (Filed as Exhibit 10.57 to the Registrant's Registration Statement on Form SB-2, Number 33-80418, and incorporated herein by reference.)

*10.19   Registration Rights Agreement dated as of May 31, 1994,
       by and between George J. Torggler and the Registrant (Filed as Exhibit 10.58 to the Registrant's Registration Statement on Form SB-2, Number 33-80418, and incorporated herein by reference.)

*10.20   General Released dated as of May 31, 1994, by George J.
       Torggler in favor of the Registrant (Filed as Exhibit
       10.59 to the Registrant's Registration Statement on Form
       SB-2, Number 33-80418, and incorporated herein by referent.)

*10.21   Settlement Agreement dated as of May 31, 1994, by and
       between Registrant and Robert J. Redar (Filed as Exhibit
       10.60 to the Registrant's Registration Statement on Form
       SB-2, Number 33-80418, and incorporated herein by reference.)

*10.22   Non-Qualified Stock Option Agreement dated as of May
       31, 1994, by and between Robert J. Redar and the Registrant (Filed as Exhibit 10.61 to the Registrant's
       Registration Statement on Form SB-2, Number 33-80418, and incorporated herein by referent.)

*10.23   Promissory Note dated as of May 31, 1994, by Robert J.
       Redar in favor of the Registrant (Filed as Exhibit 10.62 to the Registrant's Registration Statement on Form SB-2, Number 33-80418, and incorporated herein by reference.)

*10.24   Stock Pledge and Security Agreement dated as of May 31,
       1994, by and between Robert J. Redar and the Registrant (Filed as Exhibit 10.64 to the Registrant's Registration Statement on Form SB-2, Number 33-80418, and incorporated herein by reference.)

*10.25   Escrow Agreement dated as of May 31, 1994, by and among
       Robert J. Redar, the Registrant and Baker & Hostetler (Filed as Exhibit 10.64 to the Registrant's Registration Statement on Form SB-2, Number 33-80418, and incorporated herein by reference.)

*10.26   Registration Rights Agreement dated as of May 31, 1994,
       by and between Robert J. Redar and the Registrant (Filed as Exhibit 10.65 to the Registrant's Registration
       Statement on Form SB-2, Number 33-80418, and incorporated herein by reference.)

*10.27   General Release dated as of May 31, 1994, by Robert J.
       Redar in favor of the Registrant.

*10.28   Common Stock Purchase Warrant dated August 3, 1993,
       issued to Allenstown Investment, Co., by the Registrant (Filed as Exhibit 10.66 to the Registrant's Registration Statement on Form SB-2, Number 33-80418, and incorporated herein by reference.)

* Previously Filed                18

Exhibit No.    Exhibit Description

*10.29   Registration Rights Agreement, dated as of June, 1994,
       by and between Registrant and Carrafiello Diehl &
       Associates (Filed as Exhibit 10.78 to the Registrant's
       Registration Statement on Form SB-2, Number 33-80418, and incorporated herein by reference.)

*10.30   Registration Rights Agreement, dated May 31, 1994, by
       and between James Farnsworth and the Registrant (Filed as Exhibit 10.79 to the Registrant's Registration Statement on Form SB-2, Number 33-80418, and incorporated herein by reference.)

*10.31   Registration Rights Agreement, dated as of May, 1994,
       by and between Registrant and Harris Trust & Savings Bank, as Trustee for the CSC Industries, Inc. and Affiliated Companies Pension Plans Trust (Filed as Exhibit 10.80 to the Registrant's Registration Statement on Form SB-2, Number 33-80418, and incorporated herein by reference.)

*10.32   Registration Rights Agreement, dated May 31, 1994, by
       and between Yale Hirsch and the Registrant (Filed as Exhibit 10.81 to the Registrant's Registration Statement on Form SB-2, Number 33-80418, and incorporated herein by reference.)

*10.33   Registration Rights Agreement, dated May 31, 1994, by
       and between James C. Jackson and the Registrant (Filed as Exhibit 10.82 to the Registrant's Registration Statement on Form SB-2, Number 33-80418, and incorporated herein by reference.)

*10.34   Registration Rights Agreement, dated May 31, 1994, by
       and between Kennedy Defined Benefit Plan and the Registrant (Filed as Exhibit 10.83 to the Registrant's
       Registration Statement on Form SB-2, Number 33-80418, and incorporated herein by reference.)

*10.35   Registration Rights Agreement, dated May 19, 1994, by
       and between Robert Kowalski and the Registrant (Filed as Exhibit 10.84 to the Registrant's Registration Statement on Form SB-2, Number 33-80418, and incorporated herein by reference.)

*10.36   Registration Rights Agreement, dated May 31, 1994, by
       and between Jack Lampert and the Registrant (Filed as Exhibit 10.85 to the Registrant's Registration Statement on Form SB-2, Number 33-80418, and incorporated herein by reference.)

*10.37   Registration Rights Agreement, dated May 24, 1994, by
       and between Andrea McWilliams and the Registrant (Filed as Exhibit 10.89 to the Registrant's Registration Statement on Form SB-2, Number 33-80418, and incorporated herein by reference.)

*10.38   Registration Rights Agreement, dated May 31, 1994, by
       and between Registrant and Mesa Consulting Group, Inc. (Filed as Exhibit 10.90 to the Registrant's Registration Statement on Form SB-2, Number 33-80418, and incorporated herein by reference.)

* Previously Filed                19

Exhibit No.    Exhibit Description

*10.39   Registration Rights Agreement, dated May, 1994, by and
       between Thomas Morgan Trust and the Registrant (Filed as
       Exhibit 10.91 to the Registrant's Registration Statement on Form SB-2, Number 33-80418, and incorporated herein by reference.)

*10.40   Registration Rights Agreement, dated May 31, 1994, by
       and between Marsha H. Musto and the Registrant (Filed as Exhibit 10.92 to the Registrant's Registration Statement on Form SB-2, Number 33-80418, and incorporated herein by reference.)

*10.41   Registration Rights Agreement, dated May 31, 1994, by
       and between Alex J. Pollock and the Registrant (Filed as Exhibit 10.93 to the Registrant's Registration Statement on Form SB-2, Number 33-80418, and incorporated herein by reference.)

*10.42   Registration Rights Agreement, dated May 31, 1994, by
       and between William Rawlings and the Registrant (Filed as Exhibit 10.94 to the Registrant's Registration Statement on Form SB-2, Number 33-80418, and incorporated herein by reference.)

*10.43   Registration Rights Agreement, dated May 31, 1994, by
       and between Thomas Singer and the Registrant (Filed as Exhibit 10.95 to the Registrant's Registration Statement on Form SB-2, Number 33-80418, and incorporated herein by reference.)

*10.44   Registration Rights Agreement, dated May 31, 1994, by
       and between Philip Sklar and the Registrant (Filed as Exhibit 10.96 to the Registrant's Registration Statement on Form SB-2, Number 33-80418, and incorporated herein by reference.)

*10.45   Registration Rights Agreement, dated May 19, 1994, by
       and between Sheldon Tannen and the Registrant (Filed as Exhibit 10.97 to the Registrant's Registration Statement on Form SB-2, Number 33-80418, and incorporated herein by reference.)

*10.46   Registration Rights Agreement, dated May 31, 1994, by
       and between Stanley Turk and the Registrant (Filed as Exhibit 10.98 to the Registrant's Registration Statement on Form SB-2, Number 33-80418, and incorporated herein by reference.)

*10.47   Registration Rights Agreement, dated May 30, 1994, by
       and between Conrad von Bibra and the Registrant (Filed as Exhibit 10.99 to the Registrant's Registration Statement on Form SB-2, Number 33-80418, and incorporated herein by reference.)

*10.48   Registration Rights Agreement, dated June 16, 1994, by
       and between Registrant and Whale Securities, Co., L.P. (Filed as Exhibit 10.100 to the Registrant's Registration Statement on Form SB-2, Number 33-80418, and incorporated herein by reference.)

* Previously Filed

Exhibit No.                   Exhibit Description

*10.49   Registration Rights Agreement, dated May 31, 1994, by
       and between Wharton Capital Corporation and the Registrant (Filed as Exhibit 10.101 to the Registrant's Registration Statement on Form SB-2, Number 33-80418, and incorporated herein by reference.)

*10.50   Post-Effective Amendment No. 1 to Registrant's
       Registration Statement on Form S-8, Number 33-78684, date filed June 6, 1994 (Incorporated herein by reference.)

*10.51   Registrant's Registration Statement on Form S-8, Number
       33-81636, date filed July 18, 1994 (Incorporated herein by reference.)

*10.52   Consulting Agreement, dated July 30, 1994, between the
       Registrant and J & C Resources, Inc. (Incorporated herein by reference.)

*10.53   Post-Effective Amendment No. 1 to Registrant's
       Registration Statement on Form S-8, Number 33-81636, date filed August 10, 1994 (Incorporated herein by reference.)

*10.54   Agency Agreement, dated February 28, 1994, between the
       Registrant, Agora Marketing and Stan Teeple, Inc.
       (Incorporated herein by reference.)

*10.55   Warrant Agreement, dated June 21, 1994 between the
       Registrant and Stanley Teeple (Incorporated herein by reference.)

*10.56   Letter Agreement agreeing to lock-up of shares,
       executed as of September 8, 1994, between the Registrant and Mesa Consulting, Inc. (Filed as Exhibit 10.108 to the Registrant's Registration Statement No. 33-80418, filed on September 23, 1994 and incorporated herein by reference.)

*10.57   Letter Agreement agreeing to lock-up of shares, dated
       August 9, 1994, between the Registrant and Wharton Capital (Filed as Exhibit 10.109 to the Registrant's Registration Statement No. 33-80418, filed on September 23, 1994 and incorporated herein by reference.)

*10.58   Letter Agreement agreeing to lock-up of shares, dated
       August 9, 1994, between the Registrant and Sheldon Tannen (Filed as Exhibit 10.110 to the Registrant's Registration Statement No. 33-80418, filed on September 23, 1994 and incorporated herein by reference.)

*10.59   Letter Agreement agreeing to lock-up of shares, dated
       August 12, 1994, between the Registrant and Marcia Musto (Filed as Exhibit 10.111 to the Registrant's Registration Statement No. 33-80418, filed on September 23, 1994 and incorporated herein by reference.)

*10.60   Letter Agreement agreeing to lock-up of shares, dated
       September 8, 1994, between the Registrant and Whale Securities Co., L.P. (Filed as Exhibit 10.112 to the Registrant's Registration Statement No. 33-80418, filed on September 23, 1994 and incorporated herein by reference.)

* Previously Filed                21

Exhibit No.    Exhibit Description

*10.61   Letter Agreement agreeing to lock-up of shares, dated
       as of September 8, 1994, between the Company and Kennedy Capital Management, Inc. (Filed as Exhibit 10.113 to the Registrant's Registration Statement No. 33-80418, filed on September 23, 1994 and incorporated herein by reference.)

*10.62   Lock-Up Agreement, dated September 8, 1994, between the
       Registrant and Lifesciences Technology Partners, L.P. (Filed as Exhibit 10.114 to the Registrant's Registration Statement No. 33-80418, filed on September 23, 1994 and incorporated herein by reference.)

*10.63   Settlement Agreement, dated September 8, 1994, between
       the Registrant and Lifesciences Technology Partners, L.P. (Filed as Exhibit 10.115 to the Registrant's Registration Statement No. 33-80418, filed on September 23, 1994 and incorporated herein by reference.)

*10.64   Release, dated September 8, 1994, between the
       Registrant and Lifesciences Technology Partners, L.P.
       (Filed as Exhibit 10.116 to the Registrant's Registration
       Statement No. 33-80418, filed on September 23, 1994 and incorporated herein by reference.)

*10.65   Letter Agreement, dated June 1, 1994, between the
       Registrant and Allenstown Investment Co. and J&C
       Resources, Inc. (Filed as Exhibit 10.117 to the
       Registrant's Registration Statement No. 33-80418, filed on
       September 23, 1994 and incorporated herein by reference.)

*10.66   Letter Agreement, dated September 8, 1994, between the
       Registrant and Allenstown Investment Co. and J&C
       Resources, Inc. (Filed as Exhibit 10.118 to the
       Registrant's Registration Statement No. 33-80418, filed on
       September 23, 1994 and incorporated herein by reference.)

*10.67   Letter Agreement, dated August 9, 1994, between the
       Registrant and Yale Hirsch (Filed as Exhibit 10.119 to the Registrant's Registration Statement No. 33-80418, filed on September 23, 1994 and incorporated herein by reference.)

*10.68   Extension agreement between Registrant and J&C
       Resources, Inc. dated October 28, 1994 (Filed as Exhibit
       10.120 on report for 10-QSB, for the quarterly period ended September 30, 1994 and incorporated herein by reference.)

*10.69   Notice of default from J&C Resources, Inc., dated
       October 28, 1994 (Filed  as Exhibit 10.121 on report for
       10-QSB, for the quarterly period ended September 31, 1994 and incorporated herein by reference.)

*10.70   Subscription for shares and investment letter, dated
       November 4, 1994, between Registrant and Angelo S. Morini
       (Filed as Exhibit 10.122 on report 10-QSB, for the quarterly period ended December 31, 1994 and incorporated herein by reference.)

* Previously Filed

Exhibit No.    Exhibit Description

*10.71   Balloon promissory note, dated November 4, 1994 (Filed
       as Exhibit 10.123 on report 10-QSB, for the quarterly period ended December 31, 1994 and incorporated herein by reference.)

*10.72   Stock pledge and security agreement dated November 4,
       1994 (Filed as Exhibit 10.124 on report 10-QSB, for the quarterly period ended December 31, 1994 and incorporated herein by reference.)

*10.73   J&C Second Amendment Loan Agreement and Second
       Amendment Security Agreement, dated February 23, 1995, between J&C and the Registrant (filed as exhibit to Form
       8-K under Commission file number 0-16251, dated February
       23, 1995)

*10.74   Renewal Promissory Note dated as of May 26, 1995, by
       Registrant in favor of J&C (filed as exhibit 10.126 to Form 8-K under Commission file number 0-16251, dated May
       26, 1995)

*10.75   Renewal Promissory Note dated as of May 26, 1995, by
       Registrant in favor of J&C (filed as exhibit 10.128 to Form 8-K under Commission file number 0-16251, dated May
       26, 1995)

*10.76   First Amendment to Lease Agreement between ANCO
       Company and Registrant dated as of April 1, 1994 (filed as exhibit 10.76 on report 10-KSB for the year ended March
       31, 1995 and incorporated herein by reference)

*10.77   Consulting Agreement, dated March 15, 1995, between Lee
       Chira and the Registrant (filed as exhibit 10.77 on report
       10-KSB for the year ended March 31, 1995 and incorporated herein by reference)

*10.78   Consulting Agreement, dated March 15, 1995, between
       Martin Consulting, Inc. and the Registrant (filed as exhibit 10.78 on report 10-KSB for the year ended March
       31, 1995 and incorporated herein by reference)

*10.79   Selling Agreement, dated February 6, 1995, between
       Sands Brothers & Co., Ltd. and the Registrant (filed as exhibit 10.79 on report 10-KSB for the year ended March
       31, 1995 and incorporated herein by reference)

*10.80   Amendment Number 1 to Selling Agreement, dated February
       14, 1995, between Sands Brothers & Co., Ltd. and the Registrant (filed as exhibit 10.80 on report 10-KSB for the year ended March 31, 1995 and incorporated herein by reference)

*10.81   Amendment Number 2 to Selling Agreement, dated March 8,
       1995, between Sands Brothers & Co., Ltd. and the
       Registrant (filed as exhibit 10.81 on report 10-KSB for the year ended March 31, 1995 and incorporated herein by reference)

10.82    Consulting agreement between the Registrant and Koi
       Communications Corporation, dated June 1, 1995. (filed herewith)


* Previously Filed                23