Form 10QSB/A
period 1995-06-30
GALAXY FOODS CO
filed 1995-09-27
CIK 819527

FORM 10-QSB/A

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

                      GALAXY FOODS COMPANY

                      Index to Form 10-QSB/A
                 For Quarter Ended June 30, 1995




                                                          PAGE
NO.

PART I. FINANCIAL INFORMATION


SIGNATURES                                                   3

Financial Data Schedules                                     4

                         SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.











                              GALAXY FOODS COMPANY




Date:  September 27, 1995     /s/ Angelo S. Morini
                              Angelo S. Morini
                              Chairman and President
                              (Principal Executive Officer)






Date:  September 27, 1995     /s/ Samuel E. Chambers II
                              Samuel E. Chambers II
                              Chief Financial Officer
                              (Principal Financial and Accounting
                              Officer)