Form 10QSB
period 1995-09-30
GALAXY FOODS CO
filed 1995-11-14
CIK 819527

FORM 10-QSB

                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.   20549
                   _____________________________

         [X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               	THE SECURITIES EXCHANGE ACT OF 1934

          For The Quarterly Period Ended September 30, 1995



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

                         407-855-5500
         (Registrant's telephone number, including area code)


	Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         		YES	[X]		NO	[ ]


	On November 1, 1995, there were 52,944,348 Shares of Common Stock, $.01 par value per Share, outstanding.

                       GALAXY FOODS COMPANY

                       Index to Form 10-QSB
              For Quarter Ended September 30, 1995




                                                                 	PAGE NO.

PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Balance Sheet                                                     	3
		Statements of Operations	                                          4
		Statements of Stockholders' Equity	                              5-6
		Statements of Cash Flows	                                        7-8
		Notes to Financial Statements	                                  9-10

	Item 2.	Management's Discussion and Analysis of
			Financial Condition and Results of Operations	                11-16


PART II.	OTHER INFORMATION

	Item 6.	Exhibits and Reports on Form 8-K	                       17-25


SIGNATURES	                                                         26

                      PART I.  FINANCIAL STATEMENTS

                           GALAXY FOODS COMPANY
                             Balance Sheets
                                 ASSETS
                                                   	SEPTEMBER 30, 	MARCH 31,
                                                        	1995 	      1995
                                                  		(unaudited)
CURRENT ASSETS:
	Cash and equivalents	                             $	2,589,123  	 $	16,205
	Trade receivable, net		                               275,136 	  	120,176
	Inventories		                                         803,903 		  528,396
	Prepaid expenses		                                     90,781 	  	296,262
		Total current assets		                             3,758,943 		  961,039

PROPERTY AND EQUIPMENT:
	Leasehold improvements		                            2,532,418		 2,586,528
	Machinery and equipment		                           2,437,229		 2,231,461
	Delivery equipment and autos	                         	15,652	    226,539
	Equipment under capital leases		                      213,264 		  306,245
		Total			                                           5,198,563	 	5,350,773
	Less accumulated depreciation and
		amortization		                                      (963,701) (1,023,347)
	Property and equipment-net		                        4,234,862		 4,327,426

OTHER ASSETS
	Other Assets	                                        	102,611 	  	496,696
	Equipment not yet placed in service		               1,167,399 		  164,800
		Total other assets	                               	1,270,010 		  661,496

			TOTAL	                                          $	9,263,815 	$5,949,961

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
	Accounts payable-trade	                             $	244,827	  $	739,601
	Other accrued liabilities	 	                          232,945	   	318,895
	Dividends payable	                                    	68,176		       ---
	Current portion of notes payable		                     63,451   	 	63,451
	Current portion of capital lease obligations	         	60,840    		67,331
	Notes payable to stockholder		                            ---	 	2,697,388
		Total current liabilities	                          	670,239	 	3,886,666

LONG-TERM DEBT, LESS CURRENT PORTION:
	Obligations under capital leases		                     62,798 	   	94,134
		Total liabilities		                                  733,037  	3,980,800

STOCKHOLDERS' EQUITY:
	Preferred stock		                                           ---		     ---
	Common stock		                                        348,549  		 140,248
	Additional paid-in capital		                       23,224,458 	15,530,314
	Accumulated deficit		                            (13,842,229) (12,501,401)
						                                              9,730,778	  	3,169,161
	Less:  Note receivable arising from
		exercise of stock options		                       1,200,000  		1,200,000
			Total stockholders' equity		                     8,530,778  		1,969,161
				TOTAL	                                        $	9,263,815	 $	5,949,961

                        GALAXY FOODS COMPANY

                      Statements of Operations


                               THREE MONTHS ENDED  	   SIX MONTHS ENDED
		                                SEPTEMBER 30,  	    	 SEPTEMBER 30,
		                                 (unaudited)         	 (unaudited)
                                  1995			   1994	    		1995	      	1994


NET SALES	                   $	511,301	$1,476,103		$	1,268,880	$	3,400,532

COSTS AND EXPENSES:
	Cost of goods sold		          688,967 	1,355,913	  	1,391,111	 	2,986,150
	Gross Profit		               (177,666) 		120,190   		(122,231)  		414,382

	Selling			                    308,258  		334,528		    500,828	   	647,395
	Delivery, net	                 21,151   		87,341	     	40,835	   	236,207
	General and administrative		  290,235  		391,831	    	550,162   		672,784
	Research and development		     13,788   		30,551     		43,211	    	72,179
		Total		                      633,432  		844,251  		1,135,036		 1,628,565

OPERATING LOSS		              (811,098)		(724,061)		(1,257,267)		(1,214,183)
OTHER INCOME (EXPENSES):
	Interest expense		             (5,950) 	(119,395)   		(26,322)  		(224,539)
	Interest income		              35,777      		241	     	46,471	      	2,666
	Other income (expense)		       10,580   		(6,894)	    	34,267     		(5,694)
		Total		                       40,407 		(126,048)	    	54,416   		(227,567)

NET LOSS	                   $ (770,691)	$(850,109)	$(1,202,851)	$(1,441,750)

LOSS PER COMMON SHARE	         $  (.03)    $	(.10)     	$	(.05)	    	$	(.18)


WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING		         27,602,795 	8,294,221  	 21,838,551 		8,068,538

                          GALAXY FOODS COMPANY

                 STATEMENTS OF STOCKHOLDERS' EQUITY


  				                        Common Stock 		Preferred Stock 		Additional 	Retained
			                                    Par 		           Par 	   Paid-In   	Earnings
                             Shares 		Value 	  Shares		Value	   Capital   	(Deficit)

Balance at
March 31, 1994			          7,770,317		$77,703	  	--		   --	 	$9,836,310 	$ (7,487,823)

Issuance of common stock
Regulation S and private
offerings			               2,220,000		 22,200	  	--   		--	  	2,045,797 	      	--

Issuance of common stock
in payment of lock-up
agreements			                212,125	 	 2,121  		--	   	--	    	564,632 	      	--

Issuance of common stock
in payment of consulting
fees	 			                    412,180	   4,122  		--   		--    		793,142       		--

Issuance of common stock
as compensation		            	25,209    		252  		--   		--     		39,934      	 	--

Exercise of warrants       		890,095	  	8,901  		--	   	--	    	986,846       		--

Exercise of options		     	2,494,900 		24,949  		--	   	--	  	1,181,361       		--

Issuance of common stock
warrants in payment of
consulting fees			                --	     	--  		--   		--     		75,000	       	--

Issuance of common stock
options as compensation	          --     		--	  	--   		--	      	7,292       		--

Net Loss	                  	     	--     		--	  	--   		--         		--	  	(5,013,578)

Balance at
March 31, 1995         			14,024,826 $140,248 		 --	   	--	 $15,530,314	$	(12,501,401)

Exercise of options	         		1,000	     	10  		--	   	--	        	490	       	--

Legal fees related to
offering	                       		--	     	--	  	--	   	--	   	(510,860)	      	--

Regulation S offering    		3,470,372		 34,704  		--	   	--	   	2,297,991 	     	--


                         GALAXY FOODS COMPANY

                  STATEMENTS OF STOCKHOLDERS' EQUITY

                           (Continuation)


                      				     Common Stock				Preferred Stock		Additional	  Retained
				                                   	Par		         	Par      	Paid-In	    Earnings
                            			Shares		Value	  Shares		Value	   Capital	     (Deficit)


Adjustment shares	   	       	368,686		 3,687	   	--	   	--	        (3,687)	   	--

NASD fee listing			                --		    --	   	--  	 	--    	  	(21,000)		   --

Reg S - Convertible
offering		                        	--    		--		353,755 3,538    	6,308,313 	    --

Dividends Payable	   		            --		    --	    	--  		--           		--		  (69,801)

Net Loss		                        	--	    	--    		--	  	--           		--	 	(432,160)

Balance at
June 30, 1995           			17,864,884	$178,649 	353,755 	3,538 $	23,601,561 $ (13,003,362)

Issuance of adjustment
shares                    	 		139,406  		1,394     		--     	--    		(1,394) 	 	--

Write-off  of Consulting
Agreement	                	     		--	       --	      --      --    (250,000)   	--

Preferred Stock
Conversions		             	16,760,458		167,605		(353,755)	(3,538) 	(164,067) 	 	--

Stock dividend             	 		46,341	    	463		      -- 	   -- 	   	69,338	   	--

Exercise of Stock Options	    	48,000    		480		      --		   -- 	   	23,520 	  	--

Legal fees related to
Offering	                       	 	--		     --	       	--   	-- 	  	(41,072)	  	--

NASD fee listing		                 --	      --	       	-- 		 --  	  	(7,500)	  	--

Reversal to Unissued
Stock	                       		(4,153)	    	(42)		     -- 		 --	    	(5,928)	  	--

Dividend Payable			                --		      --      		--	   -- 	       -- 	 	(68,176)

Net Loss		                         --       	-- 		     --	   --     		  --   	(770,691)

Balance at
September 30, 1995		        34,854,936	$	348,549	     	-- 	$	-- $ 23,224,458	$(13,842,229

                              GALAXY FOODS COMPANY

                            Statements of Cash Flows

                                                		     SIX MONTHS ENDED
                                                  		     SEPTEMBER 30,
                                                        		(unaudited)
                                                   		1995		       	1994


CASH FLOWS USED IN
   OPERATING ACTIVITIES:
     	Cash received from customers	           $	1,113,920	     $	3,550,613
     	Cash paid to suppliers and employees	   	(3,025,658)   			(4,528,187)
     	Increase (decrease) in other liabilities	      	---	       		(81,637)
     	Interest paid	                             	(26,322)     			(224,539)
     	Interest received	                          	46,471	         		2,666
     	Miscellaneous cash received	                	34,267	         		7,954
     	Loss on disposition of assets	                  	--	       		(13,648)
     	NET CASH USED IN OPERATING
     	ACTIVITIES	                             	(1,857,322)   			(1,286,778)

CASH FLOWS USED IN INVESTING
   ACTIVITIES:
     	Proceeds from the sale of land		                 --        			45,823
     	Equipment not yet placed in service	    	(1,002,599)           			--
     	Capital expenditures	                      	(58,675)	      		(57,239)
     	(Increase) decrease in other assets	        	394,085	     		(317,937)

	NET CASH USED IN INVESTING
  	ACTIVITIES	                                  	(667,189)	     		(329,353)

CASH FLOWS FROM FINANCING
   ACTIVITIES:
     	Decrease in notes payable to stockholder	(2,697,388)           			--
     	Repayment of capital lease obligations	    	(37,827)	      		(58,352)
     	Net proceeds from stock issuance	         	7,832,644 		   	1,298,005

	NET CASH FROM FINANCING
	  ACTIVITIES	                                  	5,097,429	    		1,239,653

NET INCREASE (DECREASE) IN CASH
   AND EQUIVALENTS		                             2,572,918     			(376,478)

CASH AND EQUIVALENTS AT BEGINNING
   OF PERIOD	                                      	16,205		      	383,773

CASH AND EQUIVALENTS AT END
   OF PERIOD                                  	$	2,589,123       	$		7,295

                              GALAXY FOODS COMPANY

                                                    		SIX MONTHS ENDED
                                                      		SEPTEMBER 30,
                                                      		(unaudited)
                                                     	1995     			1994
RECONCILIATION OF NET LOSS
	TO NET CASH USED IN
	OPERATING ACTIVITIES:

NET LOSS	                                    	$	(1,202,851) 	$	(1,441,750)
ADJUSTMENTS TO RECONCILE NET
   LOSS TO NET CASH
   USED IN OPERATING ACTIVITIES:
     	Depreciation and amortization	              	151,239	      	144,796
     	(Increase) decrease in:
       	  Trade receivable	                      	(154,960)	     	150,081
       	  Receivable - Officer	                        	--	         	(400)
       	  Inventories                             (275,507)     		377,225
       	  Prepaid expenses	                       	205,481     		(676,964)
     	Increase (decrease) in:
       	  Accounts payable		                      (494,774)	      	241,871
       	  Other accrued liabilities	              	(85,950)	      	(81,637)

NET CASH USED IN OPERATING
  ACTIVITIES                                 	$	(1,857,322)  	$	(1,286,778)



NON CASH INVESTING AND FINANCING
ACTIVITIES:
	Dividends paid or to be paid in form
 of Common Stock                             	$   	 137,977          	$	--

                               GALAXY FOODS COMPANY

                           NOTES TO FINANCIAL STATEMENTS


(1)	Management representation

	The interim financial statements of Galaxy Foods Company ("Galaxy" or the "Company") included herein are unaudited and do not include all of the information and disclosures required by generally accepted accounting principles. In the opinion of management, the financial statements include all adjustments that are necessary for a fair presentation of such information for the periods presented. The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the Fiscal year.

                                        	SEPTEMBER 30,	      MARCH 31,
                                           		1995			           1995
                                                 		(unaudited)
(2)	Inventories

   	Raw materials                        	$	289,865	         $ 363,971
   	Finished goods                        		514,038          		164,425
  		Total                                	$	803,903          $ 528,396

 (3)	J & C Resources

	The Company repaid in its entirety the $2.5 million debt, plus accrued interest owed to J & C Resources (J&C) on May 18, 1995. J&C subsequently released all interest and collateral on the Company.

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

		Each share of Convertible Preferred Stock sold during the offering will be converted into shares of Common Stock during the initial two-year period commencing at certain intervals and under certain terms as established by the designations, preferences, and limitations applicable to each series of Preferred Stock. As of September 30, 1995 all of the shares of Convertible Preferred Stock had been converted into 16,760,458 shares of Common Stock.

		The holders of Convertible Preferred Stock mentioned above are entitled to receive dividends on each share from any surplus or net profits at a rate of 10% per annum based upon the respective purchase price paid by each investor, in cash or, at the Company's sole option, in shares of the Company's Common Stock at a rate of 11% per annum. This dividend is cumulative and payable before any dividends on the Common Stock are paid or set apart. The payment of dividends for the three months ended September
30, 1995 totaled $68,176; this dividend was paid in the form of common stock for a total of 89,411 shares which were issued in October, 1995. The Company has never paid dividends to its Common Stock holders.

		Under the selling agreement entered with Sands Brothers & Co., Ltd.,
("Sands:) the Company's agent in connection with the offering of the aforementioned shares, Sands is entitled to receive warrants to purchase
90,000 shares Common Stock, with an exercise price of approximately $0.95 per share, for each $1,000,000 that is raised for the Company.
Additionally, Sands receives a commission of  10% and an expense allowance of 3% of the gross proceeds resulting from the sales of the Company's securities in the offering.

(5)	Per share data

	Loss per share is computed based on the weighted average number of shares outstanding during the period. Common stock equivalents have not been included since the effect would be antidilutive.

                              GALAXY FOODS COMPANY

ITEM 2. 	Management's Discussion and Analysis of Financial Conditions and
     				Results of Operations


Results of Operations


Sales for the three month period ended September 30, 1995 were $511,301 compared with $1,476,103, or a 65.4% decline from the same period in Fiscal 1995. This reduction in sales levels is consistent with the previous three-month period and was due to the lack of any sizable shipments to customers during much of the Fiscal year. The Company expects to significantly increase sales in the upcoming months as it started shipments of individually wrapped slices manufactured with a new, state of the art slicing machine. (See "Management's Discussion and Analysis of Financial Conditions and Results of Operations" - Liquidity and Capital Resources). This machine allows the Company to significantly reduce its manufacturing costs on some of its most profitable items, increase its product line in the individually wrapped slice category, and it provides the ability to sell private label lines to other food manufacturers.

Sales for the six month period were $1,268,880 compared with $3,400,532 for the same period ended September 30, 1994. The 62.7% decline in net sales was attributed to an erosion of the Company's customer base, particularly in the industrial and food service divisions. Although the Company was financially able to sustain purchases of raw materials and other ingredients necessary to fulfill new orders, the Company did not receive orders from several of its large volume customers that traditionally make up the bulk of the food service orders. The Company's sales were affected by a lack of working capital that resulted from previous declines in sales coupled with a lack of credit from vendors and financial institutions. Additionally, the Company voluntarily stopped distribution of some products that were previously being produced by third party manufacturers, in favor of the Company's own production in order to improve formulations and to decrease costs. All these factors made it difficult for the Company to supply its then existing customer base with complete orders on a timely basis. As a result, the Company lost a number of its then existing customers. The Company believes that it will be able to dramatically increase sales in the upcoming months as it is in a substantially improved cash flow position from financing activities as well as from impending sales from new customers. (See "Management's Discussion and Analysis of Financial Conditions and Results of Operations" - Liquidity and Capital Res-ources). The Company intends to utilize this capital generally in the following manner: a) increase inventories, b) increase its marketing and promotion budget, c) increase the distribution of its existing products, and d) reduce accounts payable and other liabilities.


The cost of sales as a percentage of sales was 134.7% or $688,967 for the three-month period ended September 30, 1995 compared with 91.8% or $1,355,913 for the same period in Fiscal 1995. The erosion in gross margins was primarily the result of low sales volumes and lack of repeat orders from existing customers for the first 6 months of the Fiscal year. Other overhead factors and labor costs were maintained at the same levels in anticipation of increased orders, all these factors contributed to significant inefficiencies in the manufacturing process that in turn resulted in higher production costs.

The cost of sales was $1,391,111, or 109.6% of sales for the six months ended September 30, 1995 compared with $2,986,150 or 87.8% of sales for the same period ended September 30, 1994. Part of the increase in cost of goods sold as a percentage of sales is attributed to the reallocation of delivery expenses from the Operating Expense section of the Financial Statement. These costs were reallocated after the Company replaced its own fleet of refrigerated trucks with common carriers. (See "Management's Discussion and Analysis of Financial Conditions and Results of Operations" - Delivery). The Company believes that the cost of manufacturing will decrease as a percentage of sales as economies of scale are achieved with larger production runs as the Company regains its previous sales levels. Most of the increase for the six month period was due to similar circumstances as mentioned for the quarterly period ended September 30, 1995.

Selling expenses decreased 7.9% in the quarterly period ended September 30, 1995 to $308,258 compared to $334,528 during same period ended September 1994. This decrease was mainly the result of temporary reductions in consulting services, travel and salaries expenses. The Company believes that marketing and sales expenditure levels should remain fairly constant in order to develop increased sales in the following quarters. For the six months ended September 1995 the Company incurred total costs of $500,828 compared to $647,395, or a net decrease in marketing costs of 22.6% over the same period in 1994. This reduction in expenses was due to decreases in consulting expenses related to marketing. Additionally, the Company is now able to design all of its marketing and advertising literature, as well as product label and advertising internally, thereby reducing the amount of expenditures allocated to these areas.

Delivery expenses decreased to $21,151 during the three month period ended September 30, 1995 compared to $87,341, or 75.8% for the same period in 1994. This decrease is attributed to increases in revenue generated from third-party transportation of goods for third parties, and a 20% reduction in the Company's delivery fleet.

Delivery expenses were $40,835 for the six months ended September 30, 1995, compared with expenses of $236,207 for the same period ended September 30, 1994. On April 1, 1995, the Company started using refrigerated common carriers as its main method of distribution instead of relying on its own fleet of trucks. As a result, the Company is now able to track the cost of transporting goods more accurately and efficiently. By utilizing common carriers the Company has been able to realize significant cost savings while improving its deliveries to customers. Most of the costs associated with the transportation and delivery of products are now allocated to the Cost of Sales section of the Income Statement.

General and Administrative costs decreased to $290,235 from $391,831, or 25.9% during the three month period ended September 30, 1995 compared to the same period in 1994. This decrease is attributed to reductions in consulting expenses, salary levels as well as the previous write-off for amortization of other prepaid expenses related to publicity and public relations for the Company's common stock during the Fiscal year ended March 31, 1995.

For the six month period ended September 1995 administrative expenses were reduced to $550,162 from $672,784, or 18.2% from the same period in 1994. During much of Fiscal 1995 the Company was forced to devote a large amount of resources and expenses in preparing for a public offering, With this preparation the Company incurred a number of expenses that substantially increased general and administrative costs. Subsequently, after the Company raised funds though an offshore offering, management decided to reduce the level of expenditures used to maintain a high public profile, thereby reducing overall costs in this category and increasing emphasis on sales.

Research and Development expenses decreased to $13,788 from $30,551, or 54.9% for the three month period ended September 30, 1995 compared with the same period in 1994. This reduction in expenses is the result of diminished activity in the development of new products as the Company gears for the marketing and distribution of its existing line of products. It is believed that expenses in this category will increase as the Company begins production of its individually wrapped slices in a variety of flavors and sizes.

For the six months ended September 30, 1995 expenses in Research & Development decreased to $43,211 from $72,179, or 40.1% compared with the same period in 1994. This reduction is attributed to the same causes affecting the reduction in expenditures for the quarterly period discussed above.

Other Income for the quarterly period ended September 30, 1995 totaled $40,407 compared to a net expense of $126,048 for the same period in 1994. After the Company was able to raise funds though an offshore offering some of the excess proceeds were placed in several high-yield interest-bearing accounts that boosted interest income significantly; Additionally, the Company repaid all of its $2.5 million secured note plus interest, thereby reducing interest expense significantly.

Other income for the six month period ended September 30, 1995 totaled $54,416 compared to a net expense of $227,567 for the same period during 1994. The dramatic improvement is attributed to a reduction in interest expense after the Company repaid its $2.5 million secured note plus interest and other fees during the first quarter of the Fiscal year 1996.


Liquidity and Capital Resources

Operating Activities

The Company increased cash used in operating activities by approximately 44.3% to $1,857,322 from $1,286,778 from the same period last year. This net increase in the use of funds is owed primarily to a 68.6% decrease in cash received from customers from the same period last year. The decrease in the rate of collection is attributable to a significant reduction in sales. The Company has stopped factoring its receivable as it finds it less expensive to offer discount terms to customers. Additionally, the Company has reduced substantially all of its past due debt with vendors. This reduction in trade payable has allowed the Company to re-establish credit terms with some of its vendors.

Investing

The Company spent $667,189 in investing activities compared with $329,353 from the same period last year. Most of this increase is attributed to $1,002,599 in payments during Fiscal 1996 for a new, state of the art individually wrapped slice machine. Management viewed this purchase necessary in order to increase the Companys presence in the retail market, as well as to make the Company's products more competitive. Additional capital expenditures for new equipment and machinery related to the slice machine amounted to $58,675.

Financing

The Company realized a net inflow of $5,097,429 from financing activities compared with $1,239,653 from the same period last year. This increase is the result of an offshore offering of Common and Preferred Stock to raise needed capital. On March 3, 1995, the Company began to offer certain of its securities to non-U.S.. persons under Regulation S promulgated by the Securities and Exchange Commission under the Securities Act of 1933, as amended. These sales of securities continued through the beginning of June 1995 with sales totaling 5,959,058 shares of Common Stock at the average price of $0.82 per share. Additionally, the Company sold 353,755 shares of the Company's convertible preferred stock at an average price of $20.5085 per share for total gross proceeds of $7,255,000. The resulting proceeds from all securities during the offering were approximately $12.2 million, $1,578,388 of which were paid in investment brokerage commissions and related fees.


The Company does not currently have a bank line of credit, therefore management finds it necessary to fund all operations internally.
Management believes that a line of credit is essential to expand the business and the Company will keep pursuing a bank line of credit in the future.




Subsequent Events

	As of October 10, 1995, Galaxy Foods Company (the "Company") entered into an Employment Agreement (the ``Agreement'') with Angelo S. Morini, the Company's President and Chief Executive Officer. The Agreement has a term of five years and provides for an annual base salary of $250,000.00. Additionally, Mr. Morini will receive an annual bonus in an amount equal to five percent of the Company's pre-tax net income for book purposes, as determined by the Company's independent certified public accounting firm. Other material provisions of the Agreement are as follows:

	Mr. Morini shall have the right to purchase (the "Purchase Rights") up to 18,000,000 shares of the Company's common stock, $.01 par value (the "Common Stock"), at a per share price of 110% of the average closing bid price as reported on the electronic inter-dealer quotation system operated by Nasdaq, Inc. (the ``NASDAQ System'') for the ten trading days preceding the receipt by the Company of written notice of Mr. Morini's election to purchase shares. The purchase price for such shares may be evidenced by a promissory note executed by Mr. Morini in favor of the Company, which note shall bear interest at a rate at least equal to the applicable federal rate established by the United States Internal Revenue Service. The promissory note shall have a term of five years. Mr. Morini shall have the option to extend the note for up to five additional years provided that he pays at least one-third of the then accrued but unpaid interest, with any remaining unpaid interest to be added to principal. Any such promissory note shall be secured by a first priority security interest in all shares purchased by Mr. Morini in conjunction with the exercise of the Purchase Rights as evidenced by a stock pledge and security agreement executed by Mr. Morini in favor of the Company.

	Mr. Morini shall be granted certain options to purchase Common Stock upon the Company's achievement of each of the following milestone events:

		Milestone Event	            			Number of Options Granted

	    Reaching break-even for a	     		  	1,000,000
	    calendar quarter


	    Annual net operating income     				1,000,000
	    of $1,000,000 or more

	    Each increment of $1,000,000	    			1,000,000
	    of annual net operating income
	    in excess of $1,000,000

		Each of the options granted as aforesaid shall have a term of five years from the date granted and shall be exercisable in whole or in part upon the delivery by Mr. Morini to the Company of written notice of exercise. The exercise price for each of the options shall be the closing bid price of the Company's Common Stock on the trading day immediately preceding the Company's achievement of the related milestone event as established by the NASDAQ System. The exercise price for any such option shares may be evidenced by a promissory note executed by Mr. Morini in favor of the Company and bearing interest at a rate at least equal to the applicable federal rate established by the United States Internal Revenue
Service. The promissory note shall have a term of five years. Mr. Morini shall have the option to extend the note for up to five additional years provided that he pays at least one-third of the then accrued but unpaid interest, with any remaining unpaid interest to be added to principal. Any such promissory note shall be secured by a first priority security interest in all shares purchased by Mr. Morini in conjunction with the exercise of the options as evidenced by a stock pledge and security agreement executed by Mr. Morini in favor of the Company.

	The Agreement is terminable by Mr. Morini upon the delivery of written notice of termination in the event that a majority of the Company's Board of Directors is at any time comprised of persons for whom Mr. Morini did not vote in his capacity as a director or a shareholder of the Company (a ``Change of Control''). If Mr. Morini abstains from voting for any person as a director, such abstention shall be deemed to be an affirmative vote by Mr. Morini for such person as a director.

	If the Agreement is terminated, regardless of the reason for such termination, Mr. Morini shall be entitled to retain all unexercised Purchase Rights and options granted under the Agreement and all shares of Common Stock issued in connection with the exercise of such Purchase Rights and options, and shall receive all earned but unpaid base salary through the effective date of termination and all accrued but unpaid bonuses for the Fiscal year(s) ending prior to the effective date of termination. Additionally, in the event that Mr. Morini's employment is terminated without cause or due to his death, total disability or legal incompetence, or if Mr. Morini terminates his employment upon a Change of Control, the Company shall pay to Mr. Morini or his estate severance pay equal to three times the amount of Mr. Morini's annual base salary (before deductions for withholding, employment and unemployment taxes), and a bonus for the year of termination and the following two years equal to the average of the two bonuses paid to Mr. Morini under the Agreement.

	In the event of a change of control, Mr. Morini may, at any time thereafter, require that the Company purchase up to 1,638,564 shares of his Common Stock at a purchase price of $.50 per share, subject to adjustment for any increase or decrease in the number of outstanding shares of the Company's Common Stock or in the event that the Common Stock is changed into or exchanged for a different number or class or kind of shares or securities of the Company, by reason of merger, consolidation, reorganization, recapitalization, reclassification, stock dividend, stock split, combination of shares, exchange of shares, change in corporate structure or the like.

	The Company extended the maturity date of that certain Promissory Note dated as of November 4, 1994, executed by Mr. Morini in favor of the Company in the principal amount of $1,200,000 in conjunction with his exercise of options previously granted by the Company for two additional years until November 4, 2001.

	Mr. Morini has agreed that in the event he voluntarily terminates his employment with the Company or if he is terminated for ``cause'' (as defined in the Agreement), he will not compete with the Company for a period of one year following the date of termination of his employment with the Company, whether as an employee, officer, director, partner, shareholder, consultant or independent contractor in any business substantially similar to that conducted by the Company within those areas in the United States in which the Company is doing business as of the date of termination.

	As of October 11, 1995, Mr. Morini exercised the Purchase Rights with respect to all 18,000,000 shares of Common Stock subject thereto (the ``Purchase Right Shares''). In connection with the exercise of such Purchase Rights, Mr. Morini executed in favor of the Company a balloon promissory note (the ``Note'') in the principal amount of $11,572,200.00.
The Note bears interest at the rate of seven percent per annum and is due and payable in full on October 11, 2000, subject to Mr. Morini's option to extend the Note for up to five additional years provided that he pays at least one-third of the then accrued but unpaid interest, with any remaining unpaid interest to be added to principal. In order to secure the Note, Mr. Morini executed in favor of the Company a stock pledge and security agreement pursuant to which Mr. Morini granted the Company a first priority security interest in all of the Purchase Right Shares.

PART II.  OTHER INFORMATION


ITEM 6.	Exhibits and Reports on Form 8-K

(a)		Exhibits

(b)		Reports on Form 8-K

No reports on Form 8-K were filed by Galaxy Foods Company during the quarter ended September 30, 1995.


Item 13.  Exhibits and Reports on Form 8-K.

The following Exhibits are filed as part of this Form 10-QSB.

Exhibit No.		Exhibit Description

*3.1		Certificate of Incorporation of the Registrant, as amended (Filed as Exhibit 3.1 to the Registrant's Registration Statement on Form S-18, No. 33-15893-NY, incorporated herein by reference.)

*3.2		Amendment to Certificate of Incorporation of the Registrant, filed on February 24, 1992 (Filed as Exhibit 4(b) to the Registrant's
Registration Statement on Form S-8, No. 33-46167, incorporated herein by reference.)

*3.3		By-laws of the Registrant, as amended (Filed as Exhibit 3.2 to the
Registrant's Registration Statement on Form S-18, No. 33-15893-NY, incorporated herein by reference.)

*3.4		Amendment to Certificate of Incorporation of the Registrant, filed on January 19, 1994 (Filed as Exhibit 3.4 to the Registrant's Registration Statement on Form SB-2, Number 33-80418, and incorporated herein by reference.)

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
1987, by and between Stanley M. Turk and the Registrant (Filed as Exhibit
10.52 to the Registrant's Registration Statement on Form SB-2, Number 33 -80418, and incorporated herein by reference.)

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
between Registrant and Carrafiello Diehl & Associates (Filed as Exhibit
10.78 to the Registrant's Registration Statement on Form SB-2, Number 33 -80418, and incorporated herein by reference.)

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
September 8, 1994, between the Company and Kennedy Capital Management, Inc. (Filed as Exhibit 10.113 to the Registrant's Registration Statement No. 33 80418, filed on September 23, 1994 and incorporated herein by reference.)

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

*10.71		Balloon promissory note, dated November 4, 1994 (Filed as Exhibit
10.123 on report 10-QSB, for the quarterly period ended December 31, 1994 and incorporated herein by reference.)

*10.72		Stock pledge and security agreement dated November 4, 1994 (Filed as Exhibit 10.124 on report 10-QSB, for the quarterly period ended December
31, 1994 and incorporated herein by reference.)

*10.73		J&C Second Amendment Loan Agreement and Second Amendment Security
Agreement, dated February 23, 1995, between J&C and the Registrant (filed as exhibit to Form 8-K under Commission file number 0-16251, dated February
23, 1995)

*10.74		Renewal Promissory Note dated as of May 26, 1995, by Registrant in favor of J&C (filed as exhibit 10.126 to Form 8-K under Commission file number 0-16251, dated May 26, 1995)

*10.75		Renewal Promissory Note dated as of May 26, 1995, by Registrant in favor of J&C (filed as exhibit 10.128 to Form 8-K under Commission file number 0-16251, dated May 26, 1995)

*10.76		First Amendment to Lease Agreement between ANCO  Company and
Registrant dated as of April 1, 1994 (filed as exhibit 10.76 on report 10 -KSB for the year ended March 31, 1995 and incorporated herein by reference)

*10.77		Consulting Agreement, dated March 15, 1995, between Lee Chira and the Registrant (filed as exhibit 10.77 on report 10-KSB for the year ended
March 31, 1995 and incorporated herein by reference)

*10.78		Consulting Agreement, dated March 15, 1995, between Martin
Consulting, Inc. and the Registrant (filed as exhibit 10.78 on report 10 -KSB for the year ended March 31, 1995 and incorporated herein by reference)

*10.79		Selling Agreement, dated February 6, 1995, between Sands Brothers
& Co., Ltd. and the Registrant (filed as exhibit 10.79 on report 10-KSB for the year ended March 31, 1995 and incorporated herein by reference)

*10.80		Amendment Number 1 to Selling Agreement, dated February 14, 1995, between Sands Brothers & Co., Ltd. and the Registrant (filed as exhibit
10.80 on report 10-KSB for the year ended March 31, 1995 and incorporated herein by reference)

*10.81		Amendment Number 2 to Selling Agreement, dated March 8, 1995, between Sands Brothers & Co., Ltd. and the Registrant (filed as exhibit
10.81 on report 10-KSB for the year ended March 31, 1995 and incorporated herein by reference)

*10.82		Consulting agreement between the Registrant and Koi
Communications Corporation, dated June 1, 1995. (Filed as exhibit 10.82 on report 10-QSB for the quarterly period ended June 30, 1995 and incorporated herein by reference)

*10.83		Employment Agreement dated as of October 10, 1995, by and between
Galaxy Foods Company and Angelo S. Morini (filed as exhibit 10.83 on report
8-K and incorporated herein by reference)

*10.84		Balloon Promissory Note dated as of October 11, 1995, by Angelo
S. Morini in favor of Galaxy Foods Company (filed as exhibit 10.84 on report 8-K and incorporated herein by reference)

*10.85		Stock Pledge and Security Agreement dated as of October 11, 1995, by and between Galaxy Foods Company and Angelo S. Morini (filed as exhibit
10.85 on report 8-K and incorporated herein by reference)

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.











                           	GALAXY FOODS COMPANY




Date:  November 10, 1995	                       /s/ Angelo S. Morini
                                               	Angelo S. Morini
                                               	Chairman and President
                                         	(Principal Executive Officer)






Date:  November 10, 1995	                      /s/ Samuel E. Chambers II
                                               	Samuel E. Chambers II
                                               	Chief Financial Officer
                                      	(Principal Financial and Accounting
                                      	Officer)