Form 10QSB/A
period 1995-06-30
GALAXY FOODS CO
filed 1995-11-27
CIK 819527

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

                          GALAXY FOODS COMPANY

                         Index to Form 10-QSB/A
                  For Quarter Ended September 30, 1995




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

                    PART I.  FINANCIAL STATEMENTS

                         GALAXY FOODS COMPANY
                            Balance Sheets
                                ASSETS

                                      SEPTEMBER 30,            MARCH 31,
                                               1995                 1995
                                        (unaudited)
CURRENT ASSETS:
     Cash and equivalents             $   2,589,123           $   16,205
     Trade receivable, net                  275,136              120,176
     Inventories                            803,903              528,396
     Prepaid expenses                        90,781              296,262
         Total current assets             3,758,943              961,039

PROPERTY AND EQUIPMENT:
     Leasehold improvements               2,532,418            2,586,528
     Machinery and equipment              2,437,229            2,231,461
     Delivery equipment and autos            15,652              226,539
     Equipment under capital leases         213,264              306,245
         Total                            5,198,563            5,350,773
     Less accumulated depreciation and
         amortization                      (963,701)          (1,023,347)
     Property and equipment-net           4,234,862            4,327,426

OTHER ASSETS
     Other Assets                           102,611              496,696
     Equipment not yet placed in service  1,167,399              164,800
         Total other assets               1,270,010              661,496

         TOTAL                          $ 9,263,815          $ 5,949,961

                  LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable-trade             $   244,827          $   739,601
     Other accrued liabilities              232,945              318,895
     Dividends payable                       68,176                  ---
     Current portion of notes payable        63,451               63,451
     Current portion of capital lease
         obligations                         60,840               67,331
     Notes payable to stockholder               ---            2,697,388
         Total current liabilities          670,239            3,886,666

LONG-TERM DEBT, LESS CURRENT PORTION:
     Obligations under capital leases        62,798               94,134
         Total liabilities                  733,037            3,980,800

STOCKHOLDERS' EQUITY:
     Preferred stock                            ---                   ---
     Common stock                           348,549               140,248
     Additional paid-in capital          23,224,458            15,530,314
     Accumulated deficit                (13,842,229)         (12,501,401)
                                          9,730,778             3,169,161
     Less:  Note receivable arising
         from exercise of stock options   1,200,000             1,200,000
            Total stockholders' equity    8,530,778             1,969,161
            TOTAL                       $ 9,263,815            $5,949,961

                           GALAXY FOODS COMPANY

                         Statements of Operations


                            THREE MONTHS ENDED           SIX MONTHS ENDED
                               SEPTEMBER 30,               SEPTEMBER 30,
                                (unaudited)                (unaudited)
                            1995        1994         1995            1994


NET SALES                $511,301   $1,476,103   $1,268,880      $3,400,532

COSTS AND EXPENSES:
Cost of goods sold        688,967    1,355,913    1,391,111       2,986,150
Gross Profit             (177,666)     120,190     (122,231)        414,382

Selling                   308,258      334,528      500,828         647,395
Delivery, net              21,151       87,341       40,835         236,207
General & administrative  290,235      391,831      550,162         672,784
Research & development     13,788       30,551       43,211          72,179
Total                     633,432      844,251    1,135,036       1,628,565

OPERATING LOSS           (811,098)    (724,061)  (1,257,267)     (1,214,183)
OTHER INCOME (EXPENSES):
Interest expense           (5,950)    (119,395)     (26,322)       (224,539)
Interest income            35,777          241       46,471           2,666
Other income (expense)     10,580       (6,894)      34,267          (5,694)
Total                      40,407     (126,048)      54,416        (227,567)

NET LOSS                 (770,691)  $ (850,109)  $(1,202,851)   $(1,441,750)

LOSS PER COMMON SHARE   $    (.03)  $     (.10)       $ (.05)   $      (.18)


WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING     27,602,795     8,294,221   21,838,551       8,068,538

                               GALAXY FOODS COMPANY

                        STATEMENTS OF STOCKHOLDERS' EQUITY


                            Common Stock       Preferred Stock    Additional     Retained
                                       Par                 Par       Paid-In     Earnings
                           Shares    Value     Shares    Value       Capital     (Deficit)

Balance at
March 31, 1994          7,770,317  $77,703         --       --    $9,836,310     $(7,487,823)

Issuance of common
stock Regulation S
and private offerings   2,220,000   22,200         --       --     2,045,797             --

Issuance of common
stock in payment of
lock-up agreements        212,125    2,121         --       --       564,632             --

Issuance of common
stock in payment of
consulting fees           412,180    4,122         --       --       793,142             --

Issuance of common
stock as compensation      25,209      252         --       --        39,934             --

Exercise of warrants      890,095    8,901         --       --       986,846             --

Exercise of options     2,494,900   24,949         --       --      1,181,361            --

Issuance of common
stock warrants in
payment of consulting
fees                           --       --         --       --         75,000            --

Issuance of common
stock options as
compensation                  --        --         --       --          7,292            --

Net Loss                     --         --        --        --             --     (5,013,578)

Balance at
March 31, 1995       14,024,826   $140,248        --        --    $15,530,314   $(12,501,401)

Exercise of options       1,000         10        --        --            490              --

Legal fees related
to offering                  --         --        --        --       (510,860)             --

Regulation S offering  3,470,372    34,704        --        --      2,297,991              --

                                   GALAXY FOODS COMPANY

                              STATEMENTS OF STOCKHOLDERS' EQUITY

                                      (Continuation)


                           Common Stock       Preferred Stock       Additional         Retained
                                       Par                 Par         Paid-In         Earnings
                          Shares     Value    Shares     Value         Capital        (Deficit)


Adjustment shares        368,686     3,687        --        --         (3,687)             --

NASD fee listing              --       --         --        --        (21,000)             --

Reg S - Convertible
offering                      --       --    353,755     3,538      6,308,313              --

Dividends Payable             --       --         --        --             --         (69,801)

Net Loss                      --       --         --        --             --        (432,160)

Balance at
June 30, 1995         17,864,884  $178,649  353,755     $3,538    $23,601,561    $(13,003,362)

Issuance of
adjustment shares        139,406     1,394       --         --         (1,394)             --

Write-off of
Consulting Agreement          --        --       --         --       (250,000)             --

Preferred Stock
Conversions           16,760,458   167,605  (353,755)   (3,538)      (164,067)             --

Stock dividend            46,341       463        --        --         69,338              --

Exercise of Stock
Options                   48,000       480        --        --         23,520              --

Legal fees related
to Offering                   --        --        --        --        (41,072)             --

NASD fee listing              --        --        --        --         (7,500)             --

Reversal to
Unissued Stock            (4,153)      (42)       --        --         (5,928).............--

Dividend Payable              --        --        --        --             --         (68,176)

Net Loss                      --        --        --        --             --        (770,691)

Balance at
September 30, 1995    34,854,936  $348,549        --      $  --   $23,224,458    $(13,842,229

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

                                   GALAXY FOODS COMPANY

                                                        SIX MONTHS ENDED
                                                         SEPTEMBER 30,
                                                           (unaudited)
                                                     1995             1994
RECONCILIATION OF NET LOSS
TO NET CASH USED IN
OPERATING ACTIVITIES:

NET LOSS                                         $(1,202,851)      $(1,441,750)
ADJUSTMENTS TO RECONCILE NET
   LOSS TO NET CASH
   USED IN OPERATING ACTIVITIES:
     Depreciation and amortization                   151,239           144,796
     (Increase) decrease in:
       Trade receivable                             (154,960)          150,081
       Receivable - Officer                               --              (400)
       Inventories                                  (275,507)          377,225
       Prepaid expenses                              205,481          (676,964)
     Increase (decrease) in:
       Accounts payable                             (494,774)          241,871
       Other accrued liabilities                     (85,950)          (81,637)

NET CASH USED IN OPERATING
  ACTIVITIES                                     $(1,857,322)      $(1,286,778)

NON CASH INVESTING AND FINANCING
ACTIVITIES:
     Dividends paid or to be paid in form of
     Common Stock                                  $ 137,977       $        --

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



                                   GALAXY FOODS COMPANY

ITEM 2.     Management's Discussion and Analysis of
            Financial Conditions and Results of Operations


Results of Operations


Sales for the three month period ended September 30, 1995 were $511,301 compared with $1,476,103, or a 65.4% decline from the same period in Fiscal 1995. This reduction in sales levels is consistent with the previous three-month period and was due to the lack of sizable shipments to customers during much of the Fiscal year and to the voluntary removal of some of certain key retail products. The Company expects to dramatically increase sales in the upcoming months due to the return to the retail market of several key products and impending sales from new and existing customers. (See "Management's Discussion and Analysis of Financial Conditions and Results of Operations" - Liquidity and Capital Resources).

Sales for the six month period were $1,268,880 compared with $3,400,532 for the same period ended September 30, 1994. The 62.7% decline in net sales was attributed primarily to two factors: a) the loss of certain customers as a direct result of lack of working capital for the last six months of Fiscal year 1995 (October 1994 - March 1995) and b) the voluntary removal of some of the Company's key products previously produced by third party manufacturers. During the last 6 months of Fiscal Year 1996 the Company was unable to fulfill some of its orders after a failed public offering did not bring the working capital needed, this in turn resulted in the loss of repeat sales from some of its customers. Additionally, the Company voluntarily stopped distribution of some products that were previously being produced by third party manufacturers, in favor of the Company's own production in order to improve formulations and to decrease costs. All these factors made it difficult for the Company to supply its then existing customer base with complete orders on a timely basis. The Company believes that it will be able to dramatically increase sales in the upcoming months as it is in a substantially improved cash flow position from financing activities as well as from impending sales from new customers, and the return into the retail market of newly formulated key products. (See "Management's Discussion and Analysis of Financial Conditions and Results of Operations" - Liquidity and Capital Resources). The Company intends to utilize this capital generally in the following manner: a) increase inventories, b) increase its marketing and promotion budget, c) increase the distribution of its existing products, and d) reduce accounts payable and other liabilities.


The cost of sales as a percentage of sales was 134.7% or $688,967 for the three-month period ended September 30, 1995 compared with 91.8% or $1,355,913 for the same period in Fiscal 1995. The erosion in gross margins was primarily the result of low sales volumes from existing customers for the first 6 months of the Fiscal year. Other overhead factors and labor costs were maintained at the same levels in anticipation of increased orders. All these factors significantly affected the efficiency of the Company's manufacturing process resulting in higher production costs.

The cost of sales was $1,391,111, or 109.6% of sales for the six months ended September 30, 1995 compared with $2,986,150 or 87.8% of sales for the same period ended September 30, 1994. Part of the increase in cost of goods sold as a percentage of sales is attributed to the reallocation of delivery expenses from the Operating Expense section of the Financial Statement. These costs were reallocated after the Company replaced its own fleet of refrigerated trucks with common carriers. (See "Management's Discussion and Analysis of Financial Conditions and Results of Operations" - Delivery). The Company believes that the cost of manufacturing will decrease as a percentage of sales as economies of scale are achieved with larger production runs and the Company regains its previous sales levels. Most of the increase for the six month period was due to similar circumstances as mentioned for the quarterly period ended September 30, 1995.

Selling expenses decreased 7.9% in the quarterly period ended September 30, 1995 to $308,258 compared to $334,528 during same period ended September 1994. This decrease was mainly the result of temporary reductions in consulting services, travel and salaries expenses. The Company believes that marketing and sales expenditure levels should remain fairly constant in order to develop increased sales in the following quarters. For the six months ended September 1995 the Company incurred total costs of $500,828 compared to $647,395, or a net decrease in marketing costs of 22.6% over the same period in 1994. This reduction in expenses was due to decreases in consulting expenses related to marketing. Additionally, the Company is now able to design all of its marketing and advertising literature, as well as product label and advertising internally, thereby reducing the amount of expenditures allocated to these areas.Delivery expenses decreased to $21,151 during the three month period ended September 30, 1995 compared to $87,341, or 75.8% for the same period in 1994. This decrease is attributed to increases in revenue generated from third-party transportation of goods for third parties, and a 20% reduction in the Company's delivery fleet.Delivery expenses were $40,835 for the six months ended September 30, 1995, compared with expenses of $236,207 for the same period ended September 30, 1994. On April 1, 1995, the Company started using refrigerated common carriers as its main method of distribution instead of relying on its own fleet of trucks. As a result, the Company is now able to track the cost of transporting goods more accurately and efficiently. By utilizing common carriers the Company has been able to realize significant cost savings while improving its deliveries to customers. Most of the costs associated with the transportation and delivery of products are now allocated to the Cost of Sales section of the Income Statement.

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

For the six month period ended September 1995 administrative expenses were reduced to $550,162 from $672,784, or 18.2% from the same period in 1994. During much of Fiscal 1995 the Company was forced to devote a large amount of resources and expenses in preparing for a public offering. With this preparation, the Company incurred a number of expenses that substantially increased general and administrative costs. These expenses were not necessary during the first six months of Fiscal Year 1996, nor does the Company anticipate the need to incur these costs in the near future.

Research and Development expenses decreased to $13,788 from $30,551, or 54.9% for the three month period ended September 30, 1995 compared with the same period in 1994. The Company believes this reduction is attributed to the advance research stage of all of the Company's present formulations with very little need for additional basic research. The Company does plan to introduce several new products in the near future and believes the expenses in this category might increase slightly.

For the six months ended September 30, 1995 expenses in Research & Development decreased to $43,211 from $72,179, or 40.1% compared with the same period in 1994. This reduction is attributed to the same causes affecting the reduction in expenditures for the quarterly period discussed above.

Other Income for the quarterly period ended September 30, 1995 totaled $40,407 compared to a net expense of $126,048 for the same period in 1994. After the Company was able to raise funds though an offshore offering some of the excess proceeds were placed in several high-yield interest-bearing accounts that boosted interest income significantly; Additionally, the Company repaid all of its $2.5 million secured note plus interest, thereby significantly reducing interest expense.

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

Investing

The Company spent $667,189 in investing activities compared with $329,353 from the same period last year. Most of this increase is attributed to $1,002,599 in payments during Fiscal 1996 for a new, state of the art individually wrapped slice machine. Management viewed this purchase necessary in order to increase the Company's presence in the retail market, as well as to make the Company's products more competitive. Additional capital expenditures for new equipment and machinery related to the slice machine amounted to $58,675.

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

The following Exhibits are filed as part of this Form 10-QSB/A.

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

*10.76     First Amendment to Lease Agreement between ANCO  Company and
Registrant dated as of April 1, 1994 (filed as exhibit 10.76 on report 10 KSB for the year ended March 31, 1995 and incorporated herein by reference)

*10.77     Consulting Agreement, dated March 15, 1995, between Lee Chira and the Registrant (filed as exhibit 10.77 on report 10-KSB for the year ended March 31, 1995 and incorporated herein by reference).

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

* Previously filed

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.











GALAXY FOODS COMPANY




Date:  November 16, 1995	/s/ Angelo S. Morini
       Angelo S. Morini
       Chairman and President
       (Principal Executive Officer)






Date:  November 16, 1995	/s/ Samuel E. Chambers II
       Samuel E. Chambers II
       Chief Financial Officer
       (Principal Financial and Accounting
       Officer)