Form 10QSB
period 1995-12-31
GALAXY FOODS CO
filed 1996-02-16
CIK 819527

FORM 10-QSB

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.   20549
                   _____________________________

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934

         For The Quarterly Period Ended December 31, 1995



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

           YES [X]            NO [ ]


On December 31, 1995, there were 53,144,348 shares of Common Stock, $.01 par value per share, outstanding.

                               GALAXY FOODS COMPANY

                               Index to Form 10-QSB
                       For Quarter Ended December 31, 1995




                                                                 PAGE NO.

PART I.   FINANCIAL INFORMATION

     Item 1.   Financial Statements

          Balance Sheets                                               3
          Statements of Operations                                     4
          Statements of Stockholders' Equity                         5-6
          Statements of Cash Flows                                   7-8
          Notes to Financial Statements                             9-11

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations       12-14


PART II.   OTHER INFORMATION

     Item 6.   Exhibits and Reports on Form 8-K                    15-23


SIGNATURES                                                            24

                          PART I.  FINANCIAL INFORMATION

                                GALAXY FOODS COMPANY
                                    Balance Sheet
                                       ASSETS
                                              DECEMBER 31,         MARCH 31,
                                                 1995                1995
                                              (unaudited)

CURRENT ASSETS:
     Cash and cash equivalents             $   1,465,647       $     16,205
     Trade receivables, net                      456,339            120,176
     Inventories                               1,081,356            528,396
     Prepaid expenses                            368,434            296,262
          Total current assets                 3,371,776            961,039

PROPERTY & EQUIPMENT, NET                      5,388,472          4,327,426

OTHER ASSETS                                     109,116            661,496
                 TOTAL                     $   8,869,364       $  5,949,961

                        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Current portion of notes payable      $      63,451       $     63,451
     Notes payable to stockholders                    --          2,697,388
     Current portion of obligations
          under capital leases                    62,910             67,331
     Accounts payable-trade                      342,499            739,601
     Accrued liabilities                         444,510            318,895
          Total current liabilities              913,370          3,886,666

LONG-TERM DEBT, LESS CURRENT PORTION
     Obligations under capital leases             51,279             94,134

STOCKHOLDERS' EQUITY:
     Common stock                                531,443            140,248
     Additional paid-in capital               34,763,563         15,530,314
     Accumulated deficit                     (14,594,091)       (12,501,401)
                                              20,700,915          3,169,161
     Less:  Notes receivable arising
       from the exercise of stock options     12,796,200          1,200,000
          Total stockholders' equity           7,904,715          1,969,161
                 TOTAL                     $   8,869,364       $  5,949,961

                     See accompanying notes to financial statements.

                                   GALAXY FOODS COMPANY

                                 Statements of Operations

                                     THREE MONTHS ENDED          NINE MONTHS ENDED
                                        DECEMBER 31.                DECEMBER 31,
                                    1995          1994         1995          1994
                                        (unaudited)                (unaudited)

NET SALES                    $  1,029,786   $    904,642  $  2,298,666  $  4,305,174

Cost of goods sold              1,042,090      1,048,434     2,433,200     4,034,584
     Gross margin                 (12,304)      (143,792)     (134,534)      270,590

EXPENSES:
     Selling                      313,627        245,506       814,455       892,901
     Delivery                       3,323        103,777        44,158       339,984
     General and administrative   371,643        511,987       921,805     1,184,771
     Research and development      36,496         33,595        79,707       105,774
        Total Expenses            725,089        894,865     1,860,125     2,523,430

OPERATING LOSS                   (737,393)    (1,038,657)   (1,994,659)   (2,252,840)

OTHER INCOME (EXPENSE):
     Interest expense             (44,500)      (112,040)      (70,822)     (336,578)
     Interest income               28,551            148        75,021         2,814
     Other income (expense)         1,480         94,479        35,747        88,785
           Total                  (14,469)       (17,413)       39,946      (244,979)

NET LOSS                     $   (751,862)  $ (1,056,070) $ (1,954,713) $ (2,497,819)

LOSS PER COMMON SHARE        $       (.02)  $       (.10) $       (.06) $       (.28)


WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING             47,149,284     10,083,309    30,628,699     8,821,896

                           See accompanying notes to financial statements.

                                   GALAXY FOODS COMPANY

                             Statements of Stockholders' Equity

                           Common Stock        Preferred Stock        Additional      Retained
                                      Par                  Par         Paid-In        Earnings
                          Shares     Value    Shares      Value        Capital        (Deficit)

Balance at
March 31, 1994         7,770,317   $  77,703      --         --  $    9,836,310  $ (7,487,823)

Issuance of common
stock Regulation S
and private offerings  2,220,000      22,200      --         --       2,045,797            --

Issuance of common
stock in payment of
lock-up agreements       212,125       2,121      --         --         564,632            --

Issuance of common
stock in payment of
consulting fees          412,180       4,122      --         --         793,142            --

Issuance of common
stock as compensation     25,209         252      --         --          39,934            --

Exercise of warrants     890,095       8,901      --         --         986,846            --

Exercise of options    2,494,900      24,949      --         --       1,181,361            --

Issuance of common
stock warrants in
payment of consulting
fees                          --          --      --         --          75,000            --

Issuance of common
stock options as
compensation                  --          --      --         --           7,292            --

Net Loss                      --          --      --         --              --    (5,013,578)

Balance at
March 31, 1995        14,024,826   $ 140,248      --         --     $15,530,314  $(12,501,401)

Exercise of options       49,000         490      --         --          24,010            --

Legal fees related
to offering                   --          --      --         --        (510,860)           --

Regulation S offering  3,470,372      34,704      --         --       2,297,991            --

Adjustment shares        508,092       5,081      --         --          (5,081)           --

NASD fee listing              --          --      --         --         (59,376)           --

                       See accompanying notes to financial statements.

                                 GALAXY FOODS COMPANY

                           Statements of Stockholders' Equity

                                    (Continuation)


                           Common Stock         Preferred Stock       Additional      Retained
                                      Par                   Par        Paid-In        Earnings
                          Shares     Value     Shares      Value       Capital        (Deficit)

Reg S - Convertible
offering                      --         --   353,755      3,538      6,308,313            --

Dividends Payable             --         --        --         --             --      (137,977)

Write-off of
Consulting Agreement          --         --        --         --       (250,000)           --

Preferred Stock
Conversions           16,760,458    167,605  (353,755)    (3,538)      (164,067)           --

Stock dividend           135,753      1,358        --         --        136,619            --

Legal fees related
to Offering                   --         --        --         --        (41,072)           --

Reversal to Unissued
Stock                     (4,153)       (42)       --         --         (5,928)           --

Issuance of Common
Stock                 18,000,000    180,000        --         --     11,392,200            --

Issuance of Common
Stock in Payment of
Consulting Fees          200,000      2,000        --         --        110,500            --

Net Loss                      --         --        --         --             --    (1,954,713)

Balance at
December 31, 1995     53,144,348  $ 531,443        --  $      --  $  34,763,563 $  14,594,091

                       See accompanying notes to financial statements.

                            GALAXY FOODS COMPANY

                           Statements of Cash Flows

                                                     NINE MONTHS ENDED
                                                        DECEMBER 31,
                                                   1995              1994
                                                        (unaudited)


CASH FLOWS FROM/(USED IN)
   OPERATING ACTIVITIES:
     Cash received from customers           $   1,962,503     $   4,488,890
     Cash paid to suppliers and employees      (4,945,251)       (6,458,579)
     Interest paid                                (70,822)         (336,578)
     Interest received                             75,021             2,814
     Other income                                  35,747            88,785

     NET CASH USED IN OPERATING
     ACTIVITIES                                (2,942,802)       (2,214,668)

CASH FLOWS FROM/(USED IN) INVESTING
   ACTIVITIES:
     Proceeds from sale of land                        --            45,823
     Capital expenditures                      (1,295,087)          (59,447)
     (Increase) decrease in other assets          149,216        (1,479,291)
     Increase in other liabilities                     --            24,287

     NET CASH USED IN INVESTING
     ACTIVITIES                                (1,145,871)       (1,468,628)

CASH FLOWS FROM/(USED IN) FINANCING
   ACTIVITIES:
     Increase (decrease) in short-term borrowings      --           283,335
     Repayment of long-term debt                       --          (354,369)
     Net proceeds from stock issuance           7,890,267         3,373,538
     Principal payments on stockholder notes   (2,697,388)               --
     Principal payments on capital
       lease obligations                          (57,928)               --
     Deferred public offering costs               403,164                --

     NET CASH FROM FINANCING
     ACTIVITIES                                 5,538,115         3,302,504

NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                         1,449,442          (380,792)

CASH AND CASH EQUIVALENTS AT BEGINNING
   OF PERIOD                                       16,205           383,773

CASH AND CASH EQUIVALENTS AT END
   OF PERIOD                                 $  1,465,647      $      2,981

                         See accompanying notes to financial statements.

                              GALAXY FOODS COMPANY

                                                       NINE MONTHS ENDED
                                                          DECEMBER 31,
                                                  1995               1994
                                                         (unaudited)

RECONCILIATION OF NET LOSS
   TO NET CASH USED IN
   OPERATING ACTIVITIES:

NET LOSS                                    $  (1,954,713)    $  (2,497,819)

ADJUSTMENTS TO RECONCILE NET
   INCOME (LOSS) TO NET CASH
   USED IN OPERATING ACTIVITIES:
     Depreciation and amortization                256,840           222,359
     Gain on assets                               (12,147)               --
     (Increase) decrease in:
       Trade receivables, net                    (336,163)          183,716
       Receivables officer                             --              (100)
       Inventories                               (552,960)          622,355
       Prepaid expenses                           (72,172)       (1,170,592)
     Increase (decrease) in:
     Accounts payable and accrued liabilities    (271,487)          425,413

NET CASH USED IN OPERATING
  ACTIVITIES                               $   (2,942,802)     $ (2,214,668)

                       See accompanying notes to financial statements.

                             GALAXY FOODS COMPANY

                        NOTES TO FINANCIAL STATEMENTS


(1)    Management representation

The interim financial statements of Galaxy Foods Company (the "Company") included herein are unaudited. In the opinion of management, the financial statements include all adjustments that are necessary for a fair presentation of such information for the periods presented. The results of operations for the interim periods shown in this report are not necessarily indicative of the results expected for the fiscal year.

(2)    Inventories                         DECEMBER 31,           MARCH 31,
                                              1995                   1995
                                           (unaudited)

Raw materials                            $     763,780        $     363,971
Finished goods                                 317,576              164,425
Total                                    $   1,081,356        $     528,396

(3)    Properties and Equipment            DECEMBER 31,           MARCH 31,
                                              1995                   1995
                                           (unaudited)

Leasehold improvements                   $   2,676,643        $   2,586,528
Machinery and equipment                      3,445,645            2,231,461
Delivery equipment and autos                    15,652              226,539
Equipment under capital leases                 307,686              306,245
                                             6,445,626            5,350,773
Less accumulated depreciation and
amortization                                 1,057,154            1,023,347
Property and equipment, net              $   5,388,472        $   4,327,426

Accumulated depreciation on equipment under capital leases was $116,909 and $93,010 on December 31, 1995 and March 31, 1995, respectively.

(4)    Notes Payable to Stockholders

On May 18, 1995, the Company repaid its $2.5 million debt plus accrued interest owed to J&C Resources, Inc. ("J&C"). J&C subsequently released its security interest in all of the collateral pledged by the Company to secure the loan.

(5)    Per share data

Loss per share is computed based on the weighted average number of shares outstanding during the year. Common Stock equivalents have not been included since the effect would be antidilutive.

(6)    Sale of Securities

On March 3, 1995, the Company began to offer certain of its securities to non-U.S. persons under Regulation S promulgated by the Securities and Exchange Commission under the Securities Act of 1933, as amended. The sales of securities continued through the beginning of June 1995 with sales totaling 5,959,058 shares of Common Stock at the average price of $0.82 per share. Additionally, the Company sold 353,755 shares of the Company's Convertible Preferred Stock at an average price of $20.5085 per share for total gross proceeds of $7,255,000. The resulting proceeds from all securities sold during the offering were approximately $12.2 million, $1,578,388 of which were paid in investment brokerage commissions and related fees. By September 30, 1995, all of the shares of Convertible Preferred Stock had been converted into 16,760,458 shares of Common Stock in accordance with the designations, preferences, and limiations applicable to each respective series of Preferred Stock.

The holders of Convertible Preferred Stock mentioned above were entitled to receive dividends on each share from any surplus or net profits at a rate of 10% per annum based upon the respective purchase price paid by each investor, in cash or, at the Company's sole option, in shares of the Company's Common Stock at a rate of 11% per annum. This dividend was cumulative and payable before any dividends on the Common Stock could be paid or set apart. The Preferred dividends paid for the nine months ended December 31, 1995 totaled $137,977. These dividends were paid in the form of Common Stock for a total of 135,752 shares which were issued in July 1995 and October 1995. The Company has never paid dividends to the holders of its Common Stock.

Under the selling agreement entered into with Sands Brothers & Co., Ltd. ("Sands"), the Company's agent in connection with the aforementioned offering, Sands and its designee received warrants to purchase a total of 1,353,281 shares of Common Stock, with an exercise price of $0.95 per share. Additionally, Sands received a commission of 10% and an expense allowance of 3% on the gross proceeds resulting from the sales of the Company's securities in the offering.

(7)    Related Parties

On August 28, 1995, the Company entered into a one year agreement with a now current Director on the Board of Directors for the Company for him to serve in the capacity of Senior Vice President of Marketing. This Director will oversee the marketing of the Company's product, as well as identify new markets and products. Under the terms of this contract, the Director received the right to purchase 50,000 shares of the Company's Common Stock at $0.6407 per share. The Company has also agreed to pay a standard broker commission for any sales generated by him.

On October 10, 1995, the Company entered into an Employment Agreement (the "Agreement") with Angelo S. Morini, the Company's President and Chief Executive Officer. The Agreement has a term of five years and provides for an annual base salary of $250,000.00. Additionally, Mr. Morini will receive an annual bonus in an amount equal to five percent of the Company's pre-tax net income for book purposes, as determined by the Company's independent certified public accounting firm. Other material provisions of the Agreement are as follows:

Mr. Morini was granted the right to purchase (the "Purchase Rights") up to 18,000,000 shares of the Company's Common Stock, $.01 par value. On October 11, 1995, Mr. Morini exercised the Purchase Rights with respect to all 18,000,000 shares of Common Stock subject thereto (the "Purchase Right Shares"). In connection with the exercise of such Purchase Rights, Mr. Morini executed in favor of the Company a balloon promissory note (the "Note") in the principal amount of $11,572,200.00. The Note bears interest at seven percent per annum and is due and payable in full on October 11, 2000, subject to Mr. Morini's option to extend the Note for up to five additional years provided that he pays at least one-third of the then accrued but unpaid interest, with any remaining unpaid interest to be added to principal. In order to secure the Note, Mr. Morini executed a stock pledge and security agreement pursuant to which Mr. Morini granted the Company a first priority security interest in all of the Purchase Right Shares.

Under the Agreement, Mr. Morini was also granted certain options to purchase Common Stock upon the Company's achievement of each of the following milestone events:

            Milestone Event                      Number of Options Granted

      Reaching break-even for a                          1,000,000
      calendar quarter

      Annual net operating income                        1,000,000
      of $1,000,000 or more

      Each increment of $1,000,000                       1,000,000
      of annual net operating income
      in excess of $1,000,000

The Company also extended the maturity date of a Promissory Note dated as of November 4, 1994, executed by Mr. Morini in favor of the Company in the principal amount of $1,200,000 in conjunction with his exercise of options previously granted by the Company, for two additional years until November 4, 2001.


(8)    Consulting Agreements

On October 6, 1995, the Company issued 200,000 shares and 100,000 warrants of Common Stock under a single-purpose plan to a consultant. These shares were issued as payment for financial consulting and public relations services. The fair market value of these shares at the time of this transaction was $0.5625 per share. The shares under this agreement were subsequently registered with the SEC on October 19, 1995 through the filing of Form S-8 under the Securities
Act of 1933, as amended.

On November 6, 1995, the Company entered into a consulting agreement whereby the Company issued 50,000 stock purchase warrants at $0.59 per share. These warrants were issued as full payment for financial consulting and public relations services. This agreement was amended on December 29, 1995 to issue an additional 50,000 stock purchase warrants at a price of $0.53 per share for every $10 million up to $200 million in sales that the consultant secures for the Company.

On December 29, 1995, the Company entered into a consulting and sales broker agreement whereby the Company issued 50,000 stock purchase warrants at $0.53 per share. These warrants were issued as full payment for financial consulting and public relations services. For every $10 million up to $200 million in sales brought in by the consultant, an additional 50,000 stock purchase warrants will be issued to the consultant at $0.53 per share.

                           GALAXY FOODS COMPANY

                  Management's Discussion and Analysis of
              Financial Conditions and Results of Operations


Results of Operations

Sales for the quarter ended December 31, 1995 increased by 13.8% over the same period in 1994. This increase in sales in the third quarter of Fiscal 1996 was primarily a result of a substantially improved cash flow position from financing activities which allowed the Company to build inventory levels and fill customer orders. Also, the Company introduced new key products to the retail market.

Sales decreased 46.6% during the first nine months ended December 31, 1995 compared to the same period last year, as a result of a reduction in sales in the first six months of Fiscal 1996. During the first six months of Fiscal 1996, the Company was unable to fulfill some of its orders due to a lack of working capital. This, in turn, resulted in the loss of repeat sales from some of its customers. Additionally, the Company voluntarily stopped the distribution of certain products that were previously being produced by third party manufacturers to improve formulations and to decrease costs. All these factors made it difficult for the Company to supply its then existing customer base with complete orders on a timely basis.

Cost of goods sold as a percentage of sales was 105.9% for the nine months ended December 31, 1995 compared with 93.7% for the same period in Fiscal 1995. The erosion in gross margin was primarily due to the lack of ingredients and other raw materials required to maintain efficient production runs in the first six months of Fiscal 1996. Additionally, lack of credit terms with most of its vendors forced the Company to purchase ingredients at unfavorable prices. Also, 6.7% of this increase can be attributed to increased taxes paid by the Company with respect to the real property which it owns and leases for its plant. Part of the increase in cost of goods sold as a percentage of sales is attributed to the reallocation of delivery expenses from the Operating Expense section of the Financial Statement. These costs were reallocated after the Company replaced its own fleet of refrigerated trucks with common carriers. (See "Management's Discussion and Analysis of Financial Conditions and Results of Operations" - Delivery). The Company believes that the cost of manufacturing will decrease as a percentage of sales as economies of scale are achieved with larger production runs and the Company regains its previous sales levels.

Cost of goods sold decreased 14.7% for the three months ended December 31, 1995 compared with the same period in Fiscal 1995. The decrease in cost of sales is attributed to significant reductions of indirect labor costs effectuated during the third quarter of Fiscal 1996. The Company still showed a slight negative gross margin due to the inability to maintain sufficient sales volume to cover some of its fixed manufacturing costs.

Selling expenses increased 27.8% in the quarter ended December 31, 1995 compared with the same period ended December 31, 1994. This increase was mainly the result of increases in consulting services, travel and salaries expenses. This considerable increase in marketing-related expenses was considered necessary to develop new distributors for the Company's products. This increase in marketing did not result in a proportionate increase in sales because of the lack of product availability and the relatively long time it takes to develop new distributors. Management believes that increases in sales from these expenditures will be realized in the following quarters. For the nine months ended December 31, 1995, there was an 8.8% decrease in marketing costs over the same period in 1994. This decrease was due to reduced marketing efforts from October 1994 through September 1995 due to a lack of working capital.

Delivery expenses decreased 96.8% for the quarter ended December 31, 1995 compared with the same period in 1994. For the nine months ended December 31, 1995, delivery expenses decreased 87% over the same period in the previous year. On April 1, 1995, the Company started using refrigerated common carriers as its main method of distribution instead of relying on its own fleet of trucks. As a result, the Company is now able to track the cost of transporting goods more accurately and efficiently. By utilizing common carriers, the Company has been able to realize significant cost savings while improving its deliveries to customers. Most of the costs associated with the transportation and delivery of products are now allocated to the Cost of Goods Sold section of the Income Statement.

General and administrative costs decreased 27.4% during the three month period ended December 31, 1995 compared to the same period in 1994. For the nine month period ended December 31, 1995, general and administrative expenses decreased 22.2% from the same period in 1994. During much of Fiscal 1995, the Company was forced to devote a large amount of resources and expenses in preparing for a public offering. With this preparation, the Company incurred a number of expenses that substantially increased general and administrative costs. These expenses were not necessary during Fiscal 1996, nor does the Company anticipate the need to incur these costs in the near future.

Research and development expenses increased 8.6% for the third quarter of Fiscal 1996 compared with the same period in Fiscal 1995. This increase is the result of increases in developmental costs related to the Light Bakery Line TM and new products for the retail and Soyco TM Divisions.

Expenses in research and development decreased 24.6% for the nine months ended December 31, 1995 compared with the same period in Fiscal 1995. In Fiscal 1995, the Company paid out moving allowances and bonuses which it did not pay during Fiscal 1996; thus resulting in an overall decrease for the nine months ended December 31, 1995.

Other Income for the nine months ended December 31, 1995 increased 116.3% due to the Company paying $265,756 less in interest in Fiscal 1996 since all of the Company's debt was paid in May 1995. In addition, the Company experienced an increase in interest income earned on the proceeds from the sale of securities during Fiscal 1996.


Liquidity and Capital Resources

Operating Activities

The Company increased cash used in operating activities by approximately 32.9% to $2,942,802 for the nine months ended December 31, 1995 from $2,214,668 for the same period last year. This net increase in the use of funds is due primarily to a 56.3% decrease in cash received from customers from the same period last year. The decrease in the rate of collection is attributable to a significant reduction in sales. Also, the Company stopped factoring its receivables during the first nine months of Fiscal 1996 offering discount terms to customers rather than paying fees to the factoring agent. Additionally, the Company substantially reduced all of its past due debt with vendors, as well as increasing its inventory to fill sales orders.

Investing

The Company spent $1,145,871 in investing activities for the nine months ended December 31, 1995 compared with $1,468,628 for the same period last year. The Company made $1,055,468 in payments during Fiscal 1996 for a new, state of the art individually wrapped slice machine and its related equipment and labor. Management viewed this purchase as necessary in order to increase the Company's presence in the retail market, as well as to make the Company's products more competitive. In Fiscal 1995, the Company spent most of the $1,468,628 on costs incurred in connection with the offerings of securities by the Company and certain stockholders.

Financing

The Company realized a net inflow of $5,538,115 from financing activities for the nine months ended December 31, 1995 compared with $3,302,504 during the same period last year. This increase is the result of an offshore offering of Common and Preferred Stock to raise needed capital. On March 3, 1995, the Company began to offer certain of its securities to non-U.S. persons under Regulation S promulgated by the Securities and Exchange Commission under the Securities Act of 1933, as amended. These sales of securities continued through the beginning of June 1995 with sales totaling 5,959,058 shares of Common Stock at the average price of $0.82 per share. Additionally, the Company sold 353,755 shares of the Company's Convertible Preferred Stock at an average price of $20.5085 per share for total gross proceeds of $7,255,000. The resulting proceeds from all securities sold during the offering were approximately $12.2 million, $1,578,388 of which was paid in investment brokerage commissions and related fees.

                             PART II.  OTHER INFORMATION

                                GALAXY FOODS COMPANY





ITEM 6.    Exhibits and Reports on Form 8-K

   (a)     Exhibits

           10.86  Consulting Agreement

   (b)     Reports on Form 8-K

One report on Form 8-K was filed by Galaxy Foods Company during the quarter ended December 31, 1995.

EXHIBIT INDEX

The following Exhibits are filed as part of this Form 10-QSB.

Exhibit No       Exhibit Description

*3.1 Certificate of Incorporation of the Company, as amended (Filed as Exhibit 3.1 to the Company's Registration Statement on Form S-18, No. 33-15893-NY, incorporated herein by reference.)

*3.2 Amendment to Certificate of Incorporation of the Company, filed on February 24, 1992 (Filed as Exhibit 4(b) to the Company's
        Registration Statement on Form S-8, No. 33-46167, incorporated herein by reference.)

*3.3 By-laws of the Company, as amended (Filed as Exhibit 3.2 to the Company's Registration Statement on Form S-18, No. 33-15893-NY, incorporated herein by reference.)

*3.4 Amendment to Certificate of Incorporation of the Company, filed on January 19, 1994 (Filed as Exhibit 3.4 to the Company's
        Registration Statement on Form SB-2, Number 33-80418, and incorporated herein by reference.)

*10.1 1987 Stock Plan of the Company, as amended (Filed as Exhibit 4(d) to the Company's Registration Statement on Form S-8, No. 33-46167, incorporated herein by reference.)

*10.2 Form of Non-Qualified Stock Option Agreement between the Company and certain directors (Filed as Exhibit 10 (n) to the Company's Report on Form 10-K for Fiscal year ended March 31, 1988, and incorporated herein by reference.)

*10.3 Form of Incentive Stock Option Agreement issued pursuant to the Company's 1987 Stock Plan (Filed as Exhibit 10 (o) to the Company's Report on Form 10-K for Fiscal year ended March 31, 1988, and incorporated herein by reference.)

*10.4 1991 Non-Employee Director Stock Option Plan of the Company (Filed as Exhibit 4 (g) to the Company's Registration Statement on Form S-8, No. 33-46167, incorporated herein by reference.)

*10.5 1991 Employee Stock Purchase Plan of the Company (Filed as Exhibit 4 (h) to the Company's Registration Statement on Form S-8, No. 33-46167, incorporated herein by reference.)

*10.6 Lease Agreement between ANCO Company and Company dated as of November 13, 1991 (Filed as Exhibit 10 (bb) to the Company's Report on Form 10-K for Fiscal year ended March 31, 1992, and incorporated herein by reference.)

*10.7 Factoring Agreement, Assignment and Repurchase Agreement, Security Agreement and Power of Attorney, dated as of June 1, 1993, between the Company and J.T.A. Factors, Inc. (Filed as Exhibit 10 (nn) to the Company's Report on Form 10-QSB for the quarterly period ended June 30, 1993.)

*10.8 Company's Registration Statement on Form S-8, Number 33-69546, date filed September 28, 1993 (Filed as Exhibit 10.40 to the Company's Registration Statement on Form SB-2, Number 33-80418, and incorporated herein by reference.)

*10.9 Post-Effective Amendment No. 1 to Company's Registration Statement on Form S-8, Number 33-69546, date filed October 28, 1993 (Filed as
        Exhibit 10.41 to the Company's Registration Statement on Form SB-2, Number 33-80418, and incorporated herein by reference.)

*10.10 Company's Registration Statement on Form S-8, Number 33-78684, date filed May 6, 1994 (Filed as Exhibit 10.42 to the Company's Registration Statement on Form SB-2, Number 33-80418, and incorporated herein by reference.)

*10.11 Supplemental Letter Agreement dated February 9, 1994, by and between Agora Marketing Ltd. and the Company (Filed as Exhibit 10.44 to the Company's Registration Statement on Form SB-2, Number 33-80418, and incorporated herein by reference.)

*10.12 Non-Qualified Stock Option Agreement dated as of September 24, 1987, by and between William E. Rawlings and the Company (Filed as Exhibit 10.51 to the Company's Registration Statement on Form SB-2, Number 33-80418, and incorporated herein by reference.)

*10.13 Non-Qualified Stock Option Agreement dated as of September 24, 1987, by and between Stanley M. Turk and the Company (Filed as Exhibit
        10.52 to the Company's Registration Statement on Form SB-2, Number 33-80418, and incorporated herein by reference.)

*10.14 Settlement Agreement dated as of May 31, 1994, by and between Company and George J. Torggler (Filed as Exhibit 10.53 to the Company's Registration Statement on Form SB-2, Number 33-80418, and incorporated herein by reference.)

*10.15 Non-Qualified Stock Option Agreement dated as of May 31, 1994, by and between George J. Torggler and the Company (Filed as Exhibit
        10.54 to the Company's Registration Statement on Form SB-2, Number 33-80418, and incorporated herein by reference.)

*10.16 Promissory Note dated as of May 31, 1994, by George J. Torggler in favor of the Company (Filed as Exhibit 10.55 to the Company's Registration Statement on Form SB-2, Number 33-80418, and incorporated herein by reference.)

*10.17 Stock Pledge and Security Agreement dated as of May 31, 1994, by and between George J. Torggler and the Company (Filed as Exhibit 10.56 to the Company's Registration Statement on Form SB-2, Number 33-80418, and incorporated herein by reference.)

*10.18 Escrow Agreement dated as of May 31, 1994, by and among George J. Torggler, the Company and Baker & Hostetler (Filed as Exhibit 10.57 to the Company's Registration Statement on Form SB-2, Number 33-80418, and incorporated herein by reference.)

*10.19 Registration Rights Agreement dated as of May 31, 1994, by and between George J. Torggler and the Company (Filed as Exhibit 10.58 to the Company's Registration Statement on Form SB-2, Number 33-80418, and incorporated herein by reference.)

*10.20 General Released dated as of May 31, 1994, by George J. Torggler in favor of the Company (Filed as Exhibit 10.59 to the Company's Registration Statement on Form SB-2, Number 33-80418, and incorporated herein by referent.)

*10.21 Settlement Agreement dated as of May 31, 1994, by and between Company and Robert J. Redar (Filed as Exhibit 10.60 to the Company's Registration Statement on Form SB-2, Number 33-80418, and incorporated herein by reference.)

*10.22 Non-Qualified Stock Option Agreement dated as of May 31, 1994, by and between Robert J. Redar and the Company (Filed as Exhibit 10.61 to the Company's Registration Statement on Form SB-2, Number 33-80418, and incorporated herein by referent.)

*10.23 Promissory Note dated as of May 31, 1994, by Robert J. Redar in favor of the Company (Filed as Exhibit 10.62 to the Company's Registration Statement on Form SB-2, Number 33-80418, and incorporated herein by reference.)

*10.24 Stock Pledge and Security Agreement dated as of May 31, 1994, by and between Robert J. Redar and the Company (Filed as Exhibit 10.64 to the Company's Registration Statement on Form SB-2, Number 33-80418, and incorporated herein by reference.)

*10.25 Escrow Agreement dated as of May 31, 1994, by and among Robert J. Redar, the Company and Baker & Hostetler (Filed as Exhibit 10.64 to the Company's Registration Statement on Form SB-2, Number 33-80418, and incorporated herein by reference.)

*10.26 Registration Rights Agreement dated as of May 31, 1994, by and between Robert J. Redar and the Company (Filed as Exhibit 10.65 to the Company's Registration Statement on Form SB-2, Number 33-80418, and incorporated herein by reference.)

*10.27 General Release dated as of May 31, 1994, by Robert J. Redar in favor of the Company.

*10.28 Common Stock Purchase Warrant dated August 3, 1993, issued to Allenstown Investment, Co., by the Company (Filed as Exhibit 10.66 to the Company's Registration Statement on Form SB-2, Number 33-80418, and incorporated herein by reference.)

*10.29 Registration Rights Agreement, dated as of June, 1994, by and between Company and Carrafiello Diehl & Associates (Filed as
        Exhibit 10.78 to the Company's Registration Statement on Form SB-2, Number 33-80418, and incorporated herein by reference.)

*10.30 Registration Rights Agreement, dated May 31, 1994, by and between James Farnsworth and the Company (Filed as Exhibit 10.79 to the Company's Registration Statement on Form SB-2, Number 33-80418, and incorporated herein by reference.)

*10.31 Registration Rights Agreement, dated as of May, 1994, by and between Company and Harris Trust & Savings Bank, as Trustee for the CSC Industries, Inc. and Affiliated Companies Pension Plans Trust
        (Filed as Exhibit 10.80 to the Company's Registration Statement on Form SB-2, Number 33-80418, and incorporated herein by reference.)

*10.32 Registration Rights Agreement, dated May 31, 1994, by and between Yale Hirsch and the Company (Filed as Exhibit 10.81 to the Company's Registration Statement on Form SB-2, Number 33-80418, and incorporated herein by reference.)

*10.33 Registration Rights Agreement, dated May 31, 1994, by and between James C. Jackson and the Company (Filed as Exhibit 10.82 to the Company's Registration Statement on Form SB-2, Number 33-80418, and incorporated herein by reference.)

*10.34 Registration Rights Agreement, dated May 31, 1994, by and between Kennedy Defined Benefit Plan and the Company (Filed as Exhibit 10.83 to the Company's Registration Statement on Form SB-2, Number 33-80418, and incorporated herein by reference.)

*10.35 Registration Rights Agreement, dated May 19, 1994, by and between Robert Kowalski and the Company (Filed as Exhibit 10.84 to the Company's Registration Statement on Form SB-2, Number 33-80418, and incorporated herein by reference.)

*10.36 Registration Rights Agreement, dated May 31, 1994, by and between Jack Lampert and the Company (Filed as Exhibit 10.85 to the Company's Registration Statement on Form SB-2, Number 33-80418, and incorporated herein by reference.)

*10.37 Registration Rights Agreement, dated May 24, 1994, by and between Andrea McWilliams and the Company (Filed as Exhibit 10.89 to the Company's Registration Statement on Form SB-2, Number 33-80418, and incorporated herein by reference.)

*10.38 Registration Rights Agreement, dated May 31, 1994, by and between Company and Mesa Consulting Group, Inc. (Filed as Exhibit 10.90 to the Company's Registration Statement on Form SB-2, Number 33-80418, and incorporated herein by reference.)

*10.39 Registration Rights Agreement, dated May, 1994, by and between Thomas Morgan Trust and the Company (Filed as Exhibit 10.91 to the Company's Registration Statement on Form SB-2, Number 33-80418, and incorporated herein by reference.)

*10.40 Registration Rights Agreement, dated May 31, 1994, by and between Marsha H. Musto and the Company (Filed as Exhibit 10.92 to the Company's Registration Statement on Form SB-2, Number 33-80418, and incorporated herein by reference.)

*10.41 Registration Rights Agreement, dated May 31, 1994, by and between Alex J. Pollock and the Company (Filed as Exhibit 10.93 to the Company's Registration Statement on Form SB-2, Number 33-80418, and incorporated herein by reference.)

*10.42 Registration Rights Agreement, dated May 31, 1994, by and between William Rawlings and the Company (Filed as Exhibit 10.94 to the Company's Registration Statement on Form SB-2, Number 33-80418, and incorporated herein by reference.)

*10.43 Registration Rights Agreement, dated May 31, 1994, by and between Thomas Singer and the Company (Filed as Exhibit 10.95 to the Company's Registration Statement on Form SB-2, Number 33-80418, and incorporated herein by reference.)

*10.44 Registration Rights Agreement, dated May 31, 1994, by and between Philip Sklar and the Company (Filed as Exhibit 10.96 to the Company's Registration Statement on Form SB-2, Number 33-80418, and incorporated herein by reference.)

*10.45 Registration Rights Agreement, dated May 19, 1994, by and between Sheldon Tannen and the Company (Filed as Exhibit 10.97 to the Company's Registration Statement on Form SB-2, Number 33-80418, and incorporated herein by reference.)

*10.46 Registration Rights Agreement, dated May 31, 1994, by and between Stanley Turk and the Company (Filed as Exhibit 10.98 to the Company's Registration Statement on Form SB-2, Number 33-80418, and incorporated herein by reference.)

*10.47 Registration Rights Agreement, dated May 30, 1994, by and between Conrad von Bibra and the Company (Filed as Exhibit 10.99 to the Company's Registration Statement on Form SB-2, Number 33-80418, and incorporated herein by reference.)

*10.48 Registration Rights Agreement, dated June 16, 1994, by and between Company and Whale Securities, Co., L.P. (Filed as Exhibit 10.100 to the Company's Registration Statement on Form SB-2, Number 33-80418, and incorporated herein by reference.)

*10.49 Registration Rights Agreement, dated May 31, 1994, by and between Wharton Capital Corporation and the Company (Filed as Exhibit 10.101 to the Company's Registration Statement on Form SB-2, Number 33-80418, and incorporated herein by reference.)

*10.50 Post-Effective Amendment No. 1 to Company's Registration Statement on Form S-8, Number 33-78684, date filed June 6, 1994 (Incorporated herein by reference.)

*10.51 Company's Registration Statement on Form S-8, Number 33-81636, date filed July 18, 1994 (Incorporated herein by reference.)

*10.52 Consulting Agreement, dated July 30, 1994, between the Company and J&C Resources, Inc. (Incorporated herein by reference.)

*10.53 Post-Effective Amendment No. 1 to Company's Registration Statement on Form S-8, Number 33-81636, date filed August 10, 1994
        (Incorporated herein by reference.)

*10.54 Agency Agreement, dated February 28, 1994, between the Company, Agora Marketing and Stan Teeple, Inc. (Incorporated herein by reference.)

*10.55 Warrant Agreement, dated June 21, 1994 between the Company and Stanley Teeple (Incorporated herein by reference.)

*10.56 Letter Agreement agreeing to lock-up of shares, executed as of September 8, 1994, between the Company and Mesa Consulting, Inc. (Filed as Exhibit 10.108 to the Company's Registration Statement
        No. 33-80418, filed on September 23, 1994 and incorporated herein by reference.)

*10.57 Letter Agreement agreeing to lock-up of shares, dated August 9, 1994, between the Company and Wharton Capital (Filed as Exhibit 10.109 to the Company's Registration Statement No. 33-80418, filed on
        September 23, 1994 and incorporated herein by reference.)

*10.58 Letter Agreement agreeing to lock-up of shares, dated August 9, 1994, between the Company and Sheldon Tannen (Filed as Exhibit 10.110 to the Company's Registration Statement No. 33-80418, filed on
        September 23, 1994 and incorporated herein by reference.)

*10.59 Letter Agreement agreeing to lock-up of shares, dated August 12, 1994, between the Company and Marcia Musto (Filed as Exhibit 10.111 to the Company's Registration Statement No. 33-80418, filed on September 23, 1994 and incorporated herein by reference.)

*10.60 Letter Agreement agreeing to lock-up of shares, dated September 8, 1994, between the Company and Whale Securities Co., L.P. (Filed as
        Exhibit 10.112 to the Company's Registration Statement No. 33-80418, filed on September 23, 1994 and incorporated herein by reference.)

*10.61 Letter Agreement agreeing to lock-up of shares, dated as of September 8, 1994, between the Company and Kennedy Capital Management, Inc. (Filed as Exhibit 10.113 to the Company's Registration Statement No. 33-80418, filed on September 23, 1994 and incorporated herein by reference.)

*10.62 Lock-Up Agreement, dated September 8, 1994, between the Company and Lifesciences Technology Partners, L.P. (Filed as Exhibit 10.114 to the Company's Registration Statement No. 33-80418, filed on September 23, 1994 and incorporated herein by reference.)

*10.63 Settlement Agreement, dated September 8, 1994, between the Company and Lifesciences Technology Partners, L.P. (Filed as Exhibit 10.115 to the Company's Registration Statement No. 33-80418, filed on September 23, 1994 and incorporated herein by reference.)

*10.64  Release, dated September 8, 1994, between the Company and
        Lifesciences Technology Partners, L.P. (Filed as Exhibit 10.116 to the Company's Registration Statement No. 33-80418, filed on September 23, 1994 and incorporated herein by reference.)

*10.65 Letter Agreement, dated June 1, 1994, between the Company and Allenstown Investment Co. and J&C Resources, Inc. (Filed as Exhibit
        10.117 to the Company's Registration Statement No. 33-80418, filed on September 23, 1994 and incorporated herein by reference.)

*10.66 Letter Agreement, dated September 8, 1994, between the Company and Allenstown Investment Co. and J&C Resources, Inc. (Filed as Exhibit
        10.118 to the Company's Registration Statement No. 33-80418, filed on September 23, 1994 and incorporated herein by reference.)

*10.67 Letter Agreement, dated August 9, 1994, between the Company and Yale Hirsch (Filed as Exhibit 10.119 to the Company's Registration Statement No. 33 80418, filed on September 23, 1994 and incorporated herein by reference.)

*10.68  Extension agreement between the Company and J&C Resources, Inc.
        dated October 28, 1994 (Filed as Exhibit 10.120 on report for 10-QSB, for the quarterly period ended September 30, 1994 and incorporated herein by reference.)

*10.69 Notice of default from J&C Resources, Inc., dated October 28, 1994 (Filed as Exhibit 10.121 on report for 10-QSB, for the quarterly period ended September 31, 1994 and incorporated herein by reference.)

*10.70 Subscription for shares and investment letter, dated November 4, 1994, between the Company and Angelo S. Morini (Filed as Exhibit
        10.122 on report 10-QSB, for the quarterly period ended December 31, 1994 and incorporated herein by reference.)

*10.71  Balloon promissory note, dated November 4, 1994 (Filed as Exhibit
        10.123 on report 10-QSB, for the quarterly period ended December 31, 1994 and incorporated herein by reference.)

*10.72 Stock pledge and security agreement dated November 4, 1994 (Filed as Exhibit 10.124 on report 10-QSB, for the quarterly period ended December 31, 1994 and incorporated herein by reference.)

*10.73 J&C Second Amendment Loan Agreement and Second Amendment Security Agreement, dated February 23, 1995, between J&C and the Company (filed as exhibit to Form 8-K under Commission file number 0-16251, dated February 23, 1995)

*10.74 Renewal Promissory Note dated as of May 26, 1995, by the Company in favor of J&C (filed as exhibit 10.126 to Form 8-K under Commission file number 0-16251, dated May 26, 1995)

*10.75 Renewal Promissory Note dated as of May 26, 1995, by the Company in favor of J&C (filed as exhibit 10.128 to Form 8-K under Commission file number 0-16251, dated May 26, 1995)

*10.76 First Amendment to Lease Agreement between ANCO Company and the Company dated as of April 1, 1994 (filed as exhibit 10.76 on report 10-KSB for the year ended March 31, 1995 and incorporated herein by reference)

*10.77 Consulting Agreement, dated March 15, 1995, between Lee Chira and the Company (filed as exhibit 10.77 on report 10-KSB for the year ended March 31, 1995 and incorporated herein by reference)

*10.78 Consulting Agreement, dated March 15, 1995, between Martin Consulting, Inc. and the Company (filed as exhibit 10.78 on report 10-KSB for the year ended March 31, 1995 and incorporated herein by reference)

*10.79 Selling Agreement, dated February 6, 1995, between Sands Brothers & Co., Ltd. and the Company (filed as exhibit 10.79 on report 10-KSB for the year ended March 31, 1995 and incorporated herein by reference)

*10.80 Amendment Number 1 to Selling Agreement, dated February 14, 1995, between Sands Brothers & Co., Ltd. and the Company (filed as exhibit
        10.80 on report 10-KSB for the year ended March 31, 1995 and incorporated herein by reference)

*10.81 Amendment Number 2 to Selling Agreement, dated March 8, 1995, between Sands Brothers & Co., Ltd. and the Company (filed as exhibit
        10.81 on report 10-KSB for the year ended March 31, 1995 and incorporated herein by reference)

*10.82 Consulting agreement between the Company and Koi Communications Corporation, dated June 1, 1995. (Filed as exhibit 10.82 on report 10-QSB for the quarterly period ended June 30, 1995 and incorporated herein by reference)

*10.83 Employment Agreement dated as of October 10, 1995, by and between the Company and Angelo S. Morini (filed as exhibit 10.83 on report 8-K and incorporated herein by reference)

*10.84 Balloon Promissory Note dated as of October 11, 1995, by Angelo S. Morini in favor of the Company (filed as exhibit 10.84 on report 8-K and incorporated herein by reference)

*10.85 Stock Pledge and Security Agreement dated as of October 11, 1995, by and between the Company and Angelo S. Morini (filed as exhibit 10.85 on report 8-K and incorporated herein by reference)

  10.86 Consulting agreement between the Company and Marshall K. Luther dated August 28, 1995.

                           GALAXY FOODS COMPANY

                                ITEM 6(a)
                   Exhibit 10.86  Consulting Agreement


August 28, 1995

Mr. Marshall K. Luther
867 Sweetwater Island Circle
Longwood, FL  32779

Dear Marshall:

It is a pleasure for Galaxy Foods Company ("Galaxy") to finalize our various discussions regarding your consulting arrangement with Galaxy and present the following terms and conditions:

1)  Term.  This consulting arrangement shall be for a period of one year.

2) Compensation. There is to be no cash compensation; however, this will be reviewed when Galaxy is in a positive cash flow position. The Company is not making a commitment to change but should the Company's current situation improve a cash base would be considered in the future.

3) Stock Warrants. You will receive a Stock Purchase Warrant Agreement to purchase 50,000 shares of Galaxy Foods Company common stock at a purchase price of $0.6407 (the closing price as listed on the NASDAQ Quotation System on August 28, 1995). These warrants will expire ten years from the date issued.

4) Commissions. On all new business that you are responsible for bringing to Galaxy you will be paid a commission. The commission rate will be decided on when the business begins. This commission will continue indefinitely as long as the business remains with Galaxy.

5) Expenses. All reasonable out of pocket expenses will be reimbursed by Galaxy. Any significant expenditures (e.g. airline tickets) will be approved in advance by Galaxy.

We understand that your presence at Galaxy will be less than full time and your schedule variable. Your efforts will focus on a broad range of activities including but not limited to bringing new business/customers to Galaxy and helping with the overall direction of the business.

On behalf of all of us at Galaxy Foods Company, we look forward to a long and mutually beneficial relationship. Please sign where indicated below your approval of these terms and conditions.

Sincerely,



Angelo S. Morini


Agreed to this 28th day of August, 1995




_________________________________
Marshall K. Luther

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.











                            GALAXY FOODS COMPANY




Date:  February 16, 1996           /s/ Angelo S. Morini
                                   Angelo S. Morini
                                   Chairman and President
                                   (Principal Executive Officer)






Date:  February 16, 1996           /s/ LeAnn Davis
                                   LeAnn Davis
                                   Chief Financial Officer
                                   (Principal Financial and Accounting
                                   Officer)