Form 10QSB/A
period 1995-12-31
GALAXY FOODS CO
filed 1996-04-26
CIK 819527

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

                               GALAXY FOODS COMPANY

                               Index to Form 10-QSB/A
                       For Quarter Ended December 31, 1995




                                                                 PAGE NO.

PART I.   FINANCIAL INFORMATION

     Item 1.   Financial Statements

          Balance Sheets                                               3
          Statements of Operations                                     4
          Statements of Stockholders' Equity                           5
          Statements of Cash Flows                                   6-7
          Notes to Financial Statements                             8-10

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations       11-13


PART II.   OTHER INFORMATION

     Item 6.   Exhibits and Reports on Form 8-K                    14-23


SIGNATURES                                                            24

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

                                   GALAXY FOODS COMPANY

                                 Statements of Operations

                                     THREE MONTHS ENDED          NINE MONTHS ENDED
                                        DECEMBER 31.                DECEMBER 31,
                                    1995          1994         1995          1994
                                        (unaudited)                (unaudited)

NET SALES                    $  1,029,786   $    904,642  $  2,298,666  $  4,305,174

Cost of goods sold              1,042,090      1,048,434     2,433,200     4,034,584
     Gross margin                 (12,304)      (143,792)     (134,534)      270,590

EXPENSES:
     Selling                      313,627        245,506       814,455       892,901
     Delivery                       3,323        103,777        44,158       339,984
     General and administrative   371,643        511,987       921,805     1,184,771
     Research and development      36,496         33,595        79,707       105,774
        Total Expenses            725,089        894,865     1,860,125     2,523,430

OPERATING LOSS                   (737,393)    (1,038,657)   (1,994,659)   (2,252,840)

OTHER INCOME (EXPENSE):
     Interest expense             (44,500)      (112,040)      (70,822)     (336,578)
     Interest income               28,551            148        75,021         2,814
     Other income (expense)         1,480         94,479        35,747        88,785
           Total                  (14,469)       (17,413)       39,946      (244,979)

NET LOSS                         (751,862)    (1,056,070)   (1,954,713)   (2,497,819)

PREFERRED STOCK DIVIDENDS               0              0      (137,977)            0

NET LOSS APPLICABLE TO
     COMMON STOCK            $   (751,862)  $ (1,056,070) $ (2,092,690) $ (2,497,819)

LOSS PER COMMON SHARE        $       (.02)  $       (.10) $       (.07) $       (.28)


WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING             47,149,284     10,083,309    30,628,699     8,821,896

                           See accompanying notes to financial statements.

                                   GALAXY FOODS COMPANY

                             Statements of Stockholders' Equity

                           Common Stock        Preferred Stock        Additional      Retained     Notes Rec &
                                      Par                  Par         Paid-In        Earnings   Subscriptions for
                          Shares     Value    Shares      Value        Capital        (Deficit)    Common Stock        Total

Balance at
March 31, 1994         7,770,317   $  77,703      --         --  $    9,836,310  $ (7,487,823)  $         --    $  2,426,190

Issuance of common
stock Regulation S
and private offerings  2,220,000      22,200      --         --       2,045,797            --             --       2,067,997

Issuance of common
stock in payment of
lock-up agreements       212,125       2,121      --         --         564,632            --             --         566,753

Issuance of common
stock in payment of
consulting fees          412,180       4,122      --         --         793,142            --             --         797,264

Issuance of common
stock as compensation     25,209         252      --         --          39,934            --             --          40,186

Exercise of warrants     890,095       8,901      --         --         986,846            --             --         995,747

Exercise of options    2,494,900      24,949      --         --       1,181,361            --     (1,200,000)          6,310

Issuance of common
stock warrants in
payment of consulting
fees                          --          --      --         --          75,000            --             --          75,000

Issuance of common
stock options as
compensation                  --          --      --         --           7,292            --             --           7,292

Net loss                      --          --      --         --              --    (5,013,578)            --      (5,013,578)

Balance at
March 31, 1995        14,024,826   $ 140,248      --         --     $15,530,314  $(12,501,401)  $ (1,200,000)   $  1,969,161

Exercise of options       49,000         490      --         --          24,010            --        (24,000)            500

Issuance of common stock
Regulation S offering  3,470,372      34,704      --         --       1,746,939            --             --       1,781,643

Adjustment shares        508,092       5,081      --         --          (5,081)           --             --               0

Issuance of preferred stock
Regulation S offering         --         --   353,755      3,537      5,998,057            --             --       6,001,594

Stock dividends paid     135,753      1,358        --         --        136,619      (137,977)            --               0

Preferred stock
conversions           16,760,458    167,604  (353,755)    (3,537)      (164,067)           --             --               0

Reversal to unissued
stock                     (4,153)       (42)       --         --         (5,928)           --             --          (5,970)

Issuance of common
stock per employment
agreement             18,000,000    180,000        --         --     11,392,200            --    (11,572,200)              0

Issuance of common
stock in payment of
consulting fees          200,000      2,000        --         --        110,500            --             --         112,500

Net loss                      --         --        --         --             --    (1,954,713)            --      (1,954,713)

Balance at
December 31, 1995     53,144,348  $ 531,443        --  $      --  $  34,763,563 $ (14,594,091)  $(12,796,200)   $  7,904,715

                       See accompanying notes to financial statements.

                            GALAXY FOODS COMPANY

                           Statements of Cash Flows

                                                     NINE MONTHS ENDED
                                                        DECEMBER 31,
                                                   1995              1994
                                                        (unaudited)


CASH FLOWS FROM/(USED IN)
   OPERATING ACTIVITIES:
     Cash received from customers           $   1,962,503     $   4,488,890
     Cash paid to suppliers and employees      (4,832,751)       (5,589,988)
     Interest paid                                (70,822)         (336,578)
     Interest received                             75,021             2,814
     Other income                                  35,747            88,785

     NET CASH USED IN OPERATING
     ACTIVITIES                                (2,830,302)       (1,346,077)

CASH FLOWS FROM/(USED IN) INVESTING
   ACTIVITIES:
     Proceeds from sale of land                        --            45,823
     Capital expenditures                      (1,295,087)          (59,447)
     (Increase) decrease in other assets          149,216          (279,291)
     Increase in other liabilities                     --            24,287

     NET CASH USED IN INVESTING
     ACTIVITIES                                (1,145,871)         (268,628)

CASH FLOWS FROM/(USED IN) FINANCING
   ACTIVITIES:
     Increase (decrease) in short-term borrowings      --           283,335
     Repayment of long-term debt                       --          (354,369)
     Issuance of common stock                   1,775,673           306,250
     Issuance of preferred stock                6,001,594                --
     Proceeds from exercise of common
       stock options                                  500             2,950
     Proceeds from exercise of common
       stock warrants                                  --           995,747
     Principal payments on stockholder notes   (2,697,388)               --
     Principal payments on capital
       lease obligations                          (57,928)               --
     Deferred public offering costs               403,164                --

     NET CASH FROM FINANCING
     ACTIVITIES                                 5,425,615         1,233,913

NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                         1,449,442          (380,792)

CASH AND CASH EQUIVALENTS AT BEGINNING
   OF PERIOD                                       16,205           383,773

CASH AND CASH EQUIVALENTS AT END
   OF PERIOD                                 $  1,465,647      $      2,981

                         See accompanying notes to financial statements.

                              GALAXY FOODS COMPANY

                                                       NINE MONTHS ENDED
                                                          DECEMBER 31,
                                                  1995               1994
                                                         (unaudited)

RECONCILIATION OF NET LOSS
   TO NET CASH USED IN
   OPERATING ACTIVITIES:

NET LOSS                                    $  (1,954,713)    $  (2,497,819)

ADJUSTMENTS TO RECONCILE NET
   LOSS TO NET CASH USED IN
   OPERATING ACTIVITIES:
     Depreciation and amortization                256,840           222,359
     Gain on assets                               (12,147)               --
     Issuance of common stock in payment
       of consulting fees and compensation        112,500           301,838
     Issuance of common stock in payment
       of lockup agreements                            --           566,753
     (Increase) decrease in:
       Trade receivables, net                    (336,163)          183,716
       Receivables officer                             --              (100)
       Inventories                               (552,960)          622,355
       Prepaid expenses                           (72,172)       (1,170,592)
     Increase (decrease) in:
     Accounts payable and accrued liabilities    (271,487)          425,413

NET CASH USED IN OPERATING
  ACTIVITIES                               $   (2,830,302)     $ (1,346,077)

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

(6)    Sale of Securities

On March 3, 1995, the Company began to offer certain of its securities to non-U.S. persons under Regulation S promulgated by the Securities and Exchange Commission under the Securities Act of 1933, as amended. The sales of securities continued through the beginning of June 1995 with sales totaling 5,590,372 shares of Common Stock at the average price of $0.92 per share. Additionally, the Company sold 353,755 shares of the Company's Convertible Preferred Stock at an average price of $20.0563 per share for total gross proceeds of $7,095,700. The resulting proceeds from all securities sold during the offering were approximately $12.2 million, $2,672,408 of which were paid in investment brokerage commissions and related offering fees. By September 30, 1995, all of the shares of Convertible Preferred Stock had been converted into 16,760,458 shares of Common Stock in accordance with the designations, preferences, and limiations applicable to each respective series of Preferred Stock. The average conversion rate was $0.42.

The holders of Convertible Preferred Stock mentioned above were entitled to receive cash dividends on each share from any surplus or net profits at a rate of 10% per annum based upon the respective purchase price paid by each investor, or at the Company's sole discretion, shares of the Company's Common Stock at a rate of 11% per annum. This dividend was cumulative and payable before any dividends on the Common Stock could be paid or set apart. The Preferred dividends paid for the nine months ended December 31, 1995 totaled $137,977. These dividends were paid in the form of Common Stock for a total of 135,753 shares which were issued in July 1995 and October 1995. The Company has never paid dividends to the holders of its Common Stock.

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

(7)    Related Parties

On August 28, 1995, the Company entered into a one year agreement with a now current Director on the Board of Directors for the Company for him to serve in the capacity of Senior Vice President of Marketing. This Director will oversee the marketing of the Company's product, as well as identify new markets and products. Under the terms of this contract, the Director received the right to purchase 50,000 shares of the Company's Common Stock at $0.6407 per share. The closing price of the Company's Common Stock as quoted on the NASDAQ System on August 28, 1995 was $0.6407 per share. The Company has also agreed to pay a standard broker commission for any sales generated by him.

On October 10, 1995, the Company entered into an Employment Agreement (the "Agreement") with Angelo S. Morini, the Company's President and Chief Executive Officer. The Agreement has a term of five years and provides for an annual base salary of $250,000. Additionally, Mr. Morini will receive an annual bonus in an amount equal to five percent of the Company's pre-tax net income for book purposes, as determined by the Company's independent certified public accounting firm. Other material provisions of the Agreement are as follows:

Mr. Morini was granted the right to purchase (the "Purchase Rights") up to 18,000,000 shares of the Company's Common Stock, $.01 par value. On October 11, 1995, Mr. Morini exercised the Purchase Rights with respect to all 18,000,000 shares of Common Stock subject thereto (the "Purchase Right Shares"). In connection with the exercise of such Purchase Rights, Mr. Morini executed in favor of the Company a balloon promissory note (the "Note") in the principal amount of $11,572,200. The Note bears interest at seven percent per annum and is due and payable in full on October 11, 2000, subject to Mr. Morini's option to extend the Note for up to five additional years provided that he pays at least one-third of the then accrued but unpaid interest, with any remaining unpaid interest to be added to principal. In order to secure the Note, Mr. Morini executed a stock pledge and security agreement pursuant to which Mr. Morini granted the Company a first priority security interest in all of the Purchase Right Shares.

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


(8)    Consulting Agreements

On October 6, 1995, the Company issued 200,000 shares and 100,000 warrants of Common Stock at $0.5625 under a single-purpose plan to a consultant. These shares were issued as payment for financial consulting and public relations services from October 6, 1995 to December 31, 1996. The fair market value of these shares at the time of this transaction was $0.5625 per share. The shares under this agreement were subsequently registered with the SEC on October 19, 1995 through the filing of Form S-8 under the Securities Act of 1933, as amended.

On November 6, 1995, the Company entered into a consulting agreement whereby the Company issued 50,000 stock purchase warrants at $0.59 per share. These warrants were issued as full payment for financial consulting and public relations services. The closing price of the Company's Common Stock as quoted on the NASDAQ System on November 6, 1995 was $0.59 per share. This agreement was amended on December 29, 1995 to issue an additional 50,000 stock purchase warrants at a price of $0.53 per share for every $10 million up to $200 million in sales that the consultant secures for the Company. The closing price of the Company's Common Stock as quoted on the NASDAQ System on December 29, 1995 was $0.53 per share.

On December 29, 1995, the Company entered into a consulting and sales broker agreement whereby the Company issued 50,000 stock purchase warrants at $0.53 per share, which was the same as the closing market price on that date. These warrants were issued as full payment for financial consulting and public relations services. For every $10 million up to $200 million in sales brought in by the consultant, an additional 50,000 stock purchase warrants will be issued to the consultant at $0.53 per share.

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


Liquidity and Capital Resources

Operating Activities

The Company increased cash used in operating activities by approximately
110% to $2,830,302 for the nine months ended December 31, 1995 from $1,346,077 for the same period last year. This net increase in the use of funds is due primarily to a 56.3% decrease in cash received from customers from the same period last year. The decrease in the rate of collection is attributable to a significant reduction in sales. Also, the Company stopped factoring its receivables during the first nine months of Fiscal 1996 offering discount terms to customers rather than paying fees to the factoring agent. Additionally, the Company substantially reduced all of its past due debt with vendors, and increased its inventory to fill sales orders.

Investing

The Company spent $1,145,871 in investing activities for the nine months ended December 31, 1995 compared with $268,628 for the same period last year. During Fiscal 1996, the Company made $1,055,468 in payments for a new, state of the art individually wrapped slice machine and its related equipment and labor. Management viewed this purchase as necessary in order to increase the Company's presence in the retail market, as well as to make the Company's products more competitive.

Financing

The Company realized a net inflow of $5,425,615 from financing activities for the nine months ended December 31, 1995 compared with $1,233,913 during the same period last year. This increase is the result of an offshore offering of Common and Preferred Stock to raise needed capital. On March 3, 1995, the Company began to offer certain of its securities to non-U.S. persons under Regulation S promulgated by the Securities and Exchange Commission under the Securities Act of 1933, as amended. These sales of securities continued through the beginning of June 1995 with sales totaling 5,590,372 shares of Common Stock at the average price of $0.92 per share. Additionally, the Company sold 353,755 shares of the Company's Convertible Preferred Stock at an average price of $20.0563 per share for total gross proceeds of $7,095,700. The resulting proceeds from all securities sold during the offering were approximately $12.2 million, $2,672,408 of which was paid in investment brokerage commissions and related fees.


The management of the Company has developed and implemented the following strategies to meet future liquidity needs: (1) obtained gross proceeds of $6 million on April 16, 1996 through a private placement of 1,337,524 shares of the Company's Common Stock and 4,000 shares of the Company's Series
A Convertible Preferred Stock; (2) seeking a traditional bank line of credit;
(3) obtaining letters of credit to establish favorable terms with vendors. The management believes that these actions will allow the Company to meet its future liquidity needs until the Company establishes a positive cash flow.

                             PART II.  OTHER INFORMATION

                                GALAXY FOODS COMPANY





ITEM 6.    Exhibits and Reports on Form 8-K

   (a)     Exhibits

           10.86  Consulting Agreement

   (b)     Reports on Form 8-K

One report on Form 8-K was filed by Galaxy Foods Company during the quarter ended December 31, 1995.

EXHIBIT INDEX

The following Exhibits are filed as part of this Form 10-QSB/A.

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

*10.87 Securities Purchase Agreement dated April 16, 1996, by and among Galaxy Foods Company and the buyers party thereto (filed as exhibit
        10.74 on report 8-K and incorporated herein by reference)

*10.88 Registration Rights Agreement, dated April 16, 1996, by and among Galaxy Foods Company and the buyers party thereto (filed as exhibit
        10.75 on report 8-K and incorporated herein by reference)

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

Sincerely,



Angelo S. Morini


Agreed to this 28th day of August, 1995




/s/ Marshall K. Luther
Marshall K. Luther

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