Form 10KSB
period 1996-03-31
GALAXY FOODS CO
filed 1996-07-01
CIK 819527

________________________________________________________________________
                                                                   1996
                       U. S. SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C.  20549

                                       FORM 10-KSB

                ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                    For The Fiscal Year Ended March 31, 1996

                           Commission File No. 0-16251

                              GALAXY FOODS COMPANY
        (name of small business issuer as specified in its charter)

		Delaware		                                  25-1391475
	(State or other jurisdiction of		          (I.R.S. Employer
  incorporation of organization)            Identification No.)

	    2441 Viscount Row
     Orlando, Florida			                                	32809
(Address of principal executive offices)              (Zip Code)

Issuer's telephone number:  (407) 855-5500

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:

                 Common Stock, par value $.01 per share
                             (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X    		No _____

Check if a disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-KSB or any amendment to this Form 10-KSB.  [   ]

State issuer's revenues for its most recent fiscal year.  $3,950,455

The aggregate market value of the voting stock held by non-affiliates as of June 20, 1996 was $49,515,599 based on the closing sales price of $1.625 per share on such date.

The number of shares outstanding of Galaxy Foods Company's Common Stock as of June 20, 1996 was 54,775,112.

DOCUMENTS INCORPORATED BY REFERENCE:  None

Transitional Small Business Disclosure Format.  Yes ______		No    X
________________________________________________________________________

                                   PART I

Item 1.  Description of Business.

GENERAL

Galaxy Foods Company (the "Company") was originally organized in Pennsylvania in 1980 under the name "Galaxy Cheese Company," and was subsequently reincorporated in Delaware in 1987. In February 1992, the Company formally changed its name to "Galaxy Foods Company." The Company is principally engaged in the development, manufacturing and marketing of a variety of healthy cheese and cheese related products, as well as substitute and imitation cheeses. The healthy cheese and cheese related products, sold under the Company's formagg, Soyco, and Soymage brand names, are low fat, cholesterol free and lactose (milk sugar) free, vitamin and mineral enriched, and contain one-third fewer calories and more calcium than conventional cheese. These healthy cheese and cheese related products have the flavor, appearance and texture of conventional cheeses and products that use conventional cheeses, and are nutritionally equal or superior to such cheeses and products. The Company's substitute and imitation cheeses have either no or low cholesterol but are not nutritionally equivalent or superior to conventional cheeses. The Company also manufactures and markets non-branded and private label process and blended cheese products, as well as branded soy-based and rice-based cheese products. All of these products are made using the Company's formulas, processes and manufacturing equipment which are believed to be proprietary.

In June 1991, the Company suffered a complete loss, due to fire, of its sole-existing manufacturing facility located in New Castle, Pennsylvania. The fire was ruled an arson by the Pennsylvania Fire Marshall of the Pennsylvania State Police, and the investigation of the circumstances surrounding the fire is still open according to that agency. After the fire, the Company used the $11 million of insurance proceeds from its property and business interruption insurance to refurbish and equip a comprehensive manufacturing facility in Orlando, Florida. The Company has relocated its entire operations from New Castle, Pennsylvania, to its new facility in Orlando, Florida.

In June 1992, the Company resumed its production and shipment of its products directly from its Orlando plant to customers in each of the Company's three principal markets--retail stores, such as supermarket chains and health food stores; food service operations, such as restaurant chains, cafeterias, hospitals and schools; and industrial food manufacturers of products such as frozen pizza and desserts.

As the Company continues its operations, it plans to focus its sales effort to retailers, to take advantage of what it perceives to be an increased consumer emphasis on nutrition, by offering a diverse line of no cholesterol, no lactose, low and non-fat substitute cheese products. These include shredded cheeses, grated pasta toppings, deli cheeses, individually wrapped cheese slices, and soft cheeses like sour cream and cream cheese. The Company also offers the Lite Bakery program which uses formagg as a base ingredient. This program includes bakery products for use by commercial and in-store bakeries which include cookies, pies, icings, danishes and cheesecakes utilizing formagg and substituting other healthy ingredients to reduce or eliminate cholesterol, fat, lactose, sodium, and excessive calories associated with traditional bakery products.

The Company's strategy for the future is to focus its primary marketing efforts in the retail market to capitalize on the continuing interest among consumers in reducing their cholesterol levels and saturated fat intake. The Company believes that one of the leading contributors of cholesterol and saturated fat in the American diet is cheese. By providing good tasting cheese alternatives available in diverse forms and flavors, the Company believes it will be able to attract an increasing number of consumers interested in improving their health and eating habits.

In order to accelerate cash flow, the Company has entered into a factoring agreement with J.T.A. Factors, Inc. of Greenville, South Carolina, whereby the Company sells certain of its accounts receivable to a factor on a pre-approved full recourse basis. The factoring charge equals .73% of the receivables sold. The Company is permitted to receive advances up to 85% of uncollected accounts factored at the time the receivables are placed with the factoring agent, with the remaining 15%, less the .73% factoring charge, being paid to the Company upon collection. Angelo S. Morini, the Company's President and Chief Executive Officer, has personally guaranteed the repayment to the factoring agent of any advanced and uncollected sums. At March 31, 1996, the Company was not factoring any of its accounts receivable.

PRODUCTS

The Company's products include the following:

formagg Substitute Cheese -- the Company's top line of vitamin and mineral enriched substitute cheeses sold under the brand name "formagg," which contain all of the characteristics of conventional cheeses but have no cholesterol, lactose or butterfat, and one-third fewer calories and more calcium than conventional cheeses. For the fiscal years ended March 31, 1996 and 1995, sales of formagg products accounted for approximately 16.1% and 5.0%, respectively, of the Company's sales.

The formagg line includes more than 30 varieties of substitute cheese products and specialty products including, but not limited to Parmesan, Mozzarella, Cheddar, American, and Swiss. The Company also sells substitute cream cheese and sour cream under the formagg label.

Other Substitute Cheeses -- cheese products which are not as nutritious as the formagg substitute cheeses but are nutritionally equal or superior to conventional cheeses, and which contain no butterfat and only small amounts of lactose and cholesterol. These products contain fewer calories than conventional cheese but, generally, more calories than formagg. For the fiscal years ended March 31, 1996 and 1995, sales of nonbranded and private label substitute cheeses accounted for approximately 12.8% and 4.0%, respectively, of the Company's sales.

Process Cheeses -- a line of products, sold under private label, made by combining one or more conventional cheeses with certain other ingredients, generally excluding substitute and imitation cheeses. For the fiscal years ended March 31, 1996 and 1995, sales of process cheeses accounted for approximately 0% and 8.0%, respectively, of the Company's sales.

Blended Cheeses -- cheese products, primarily sold to industrial customers, which consist of either substitute or imitation cheeses combined with already prepared conventional cheeses. For the fiscal years ended March 31, 1996 and 1995, sales of blended cheeses accounted for approximately 4.1% and 0%, respectively, of the Company's sales.

Imitation Cheeses -- low cholesterol alternatives to conventional cheeses which differ from the Company's substitute cheeses in that they are not nutritionally equivalent or superior to conventional cheeses and may have more cholesterol than the Company's substitute cheeses. For the fiscal years ended March 31, 1996 and 1995, sales of imitation cheeses accounted for approximately 26.1% and 71%, respectively, of the Company's sales.

Conventional Cheese Shreds -- already manufactured cheese products purchased from suppliers for shredding at the Company's facilities. For the fiscal years ended March 31, 1996 and 1995, sales of shredded conventional cheeses accounted for approximately 17.4% and 0%, respectively, of the Company's sales.

Soyco and Soymage -- Soyco is a line of all natural soy-based products, which was introduced to the retail market in early 1987. Under the Soyco division, the Company also markets Soymage brand products, which have no casein or other dairy ingredients, and are aimed primarily to vegetarians and to consumers who are allergic to the lactose or milk protein contained in dairy products. For the fiscal years ended March 31, 1996 and 1995, sales of Soyco and Soymage products accounted for approximately 23.5% and 12%, respectively, of the Company's sales.

Healthy Pasta Dinners -- a line of low-fat, lactose-free, cholesterol-free pasta dinners, including Macaroni 'n Cheese, Penne Pasta Primavera, Penne Pasta Alfredo, and Caesar's Italian Garden Vegetable Pasta. All of the pasta dinners are available with formagg or Soyco sauces and are animal fat and preservative free. They feature a sauce pouch for quick and easy preparation. This product line was developed in the summer of 1993 and accounted for less than 1% of the Company's sales for the fiscal years ended March 31, 1996 and 1995.

The characteristics of the Company's products vary according to the specific requirements of individual customers within each market. In the industrial food manufacturing and food service markets, the Company's products are made according to the customer's specifications as to color, texture, shred, melt, cohesiveness, stretch, browning, fat retention, and protein, vitamin and mineral content. The Company's products are manufactured in various forms, including individual slices, finely grated, shredded, snack chunks, salad toppings, deli loaves, and multi-pound blocks. All of the Company's products come in several flavors, including, but not limited to mozzarella, cheddar, American, parmesan and Swiss.

The Company sells its formagg(products between $2.00 and $5.00 per pound, depending upon quantities purchased, type of product and packaging. Non-branded and private label substitute cheeses and imitation cheeses are sold at prices ranging from $0.70 to $1.00 per pound, depending upon quantity, flavoring and packaging.

The Company has obtained kosher dairy certification (O.U.D.) for all of its substitute and imitation cheese products, and has obtained kosher nondairy pareve (O.U.) certification for Soymage.

DISTRIBUTION METHODS

The Company currently distributes all of its products by common carrier and customer pick-up. The Company does not have any warehousing arrangements; therefore, all products are shipped from the Company's manufacturing facility in Orlando, Florida.

MANUFACTURING PROCESS

The Company's substitute and imitation cheese products are made using the Company's formulas, processes and manufacturing equipment, which are believed to be proprietary, from four principal ingredients: casein, a pure skim milk protein (instead of liquid milk which is used to make conventional cheeses); soybean and canola oil (instead of butterfat found in conventional cheeses); water; and flavorings. The Company's Soymage (products are also made using the Company's formulas, processes and manufacturing equipment from these principal ingredients, except that Soymage does not contain casein. All of these products are produced at a temperature above that required for pasteurization. The Company's formulas and processes were designed and developed by the Company's Chief Executive Officer, Angelo S. Morini, specifically for the manufacture of these products. The rights to these formulas, processes and equipment have been assigned by Mr. Morini to the Company. Unlike the conventional cheese process, the production of the Company's products does not require the costly and time-consuming use of bacteria to curdle milk, nor does it require removal of whey or product curing.

QUALITY CONTROL

Throughout the production process, the Company subjects its products to quality control inspection in order to satisfy federal and state regulations for good manufacturing procedures, meet customer specifications, and assure consistent product quality. A sample of each production run is tested for various characteristics including taste, color, acidity (Ph), surface tension, melt, stretch and fat retention. Random samples are also regularly sent to an independent laboratory to test for bacteria and other micro-organisms.

CAPITAL EXPENDITURES

During the fiscal years ended March 31, 1996 and 1995, the Company's capital expenditures were approximately $1,307,000 and $80,000, respectively. The substantial capital expenditures for fiscal 1996 were due primarily to the purchase of an individually-wrapped-slice machine.

SALES AND MARKETING

In the food service market, the Company stresses the relatively low price of some of its nonbranded and private label substitute cheeses and imitation cheeses as compared with conventional cheeses. In marketing its formagg line of products, the Company emphasizes that formagg (tastes like conventional cheese and has no cholesterol, lactose, or saturated fat, and has fewer calories and more calcium than conventional cheeses. The Company has recently reformatted all of its packaging for its retail products. The Company believes that its new packaging will help its formagg line of products stand apart in the grocery case and improve customer identification and brand name loyalty. The Company also promotes its products on the basis of their considerably longer shelf life than conventional cheeses.

In the industrial market, the Company sells directly to its customers. In the food service market, the Company uses both its in-house sales staff and a nationwide network of nonexclusive commission brokers who sell the Company's products to distributors. In the retail market, the Company sells formagg products to distributors, wholesalers, and directly to chain stores and cooperative groups through a nationwide network of nonexclusive commission brokers and the Company's in-house sales staff. The Company uses conventional marketing and public relations techniques for market introductions such as promotional allowances and events, in-store consumer sampling, print advertising, radio, and television.

SUPPLIERS

The Company purchases the ingredients used in its manufacturing operations, i.e., casein, canola oil, enzymes and other chemicals, from several sources, and it believes that most of these ingredients are readily available from numerous suppliers. Due to export supports and subsidies provided by members of the European Economic Community, suppliers from such countries are often able to supply casein at prices lower than domestic suppliers. Accordingly, the Company currently purchases its major ingredient, casein, from foreign suppliers. Because casein purchased by the Company is imported, its availability is subject to a variety of factors, including federal import regulations. The Company believes that it could obtain casein at a higher cost from domestic sources if the foreign supply of casein were reduced or terminated.

For the fiscal years ended March 31, 1996 and 1995, the Company purchased $1,398,230 and $1,768,784, respectively, of casein, canola and other oil, and other ingredients, the principal raw materials used to manufacture the Company's products. The following table sets forth the name of each supplier of casein, canola oil, and other ingredients which either alone, or together with their affiliates, provided 5% or more of such items to the Company, based on dollar volume purchased, the product acquired from such supplier, and the percentage of such raw material obtained by the Company:

                        			 		           Percentage of Raw Material Purchases
                           									           Fiscal Year Ended March 31,
Type of Raw Material			Name of Supplier			         1996		        1995

Casein	               Besnier-Scerma U.S.A.	       62.3%         50.4%
	                     Avonmore Food Products Ltd.	 24.0%	         8.4%
	                     Irish Dairy Board	            8.7%	        41.2%
	                     Armour Food Ingredients	      5.0	          0.0%

Canola Oil	           Fugi Vegetable Oil, Inc.	    26.6	          0.0%
	                     Wilsey Foods Inc.  	         25.6%         78.7%
	                     C & T Refinery	              23.9%          4.8%
	                     Archer Daniels Midland Co.   23.9%	         0.0%
	                     H & S Associates, Inc.        0.0%         16.5%

Fructose	            Industrial Commodities, Inc. 100.0%        100.0%

Chemicals	           Van Waters & Rogers	          54.3%          0.0%
                     Ashland Chemical Company      45.7%	       100.0%

Enzyme - Modified Cheese
       	             Systems Bio-Industries        86.5%	        100.0%
                     Armour Foods                  11.2%	          0.0%

Corn Starch	         Food Ingredient Sales, Inc.	  53.8%	          0.0%
	                    Grain Processing Corporation  46.2%          87.0%
	                    Industrial Commodities, Inc.	  0.0%	         13.0%

PRODUCT DEVELOPMENT

The Company conducts ongoing research to develop new varieties of substitute cheese products and new flavors for existing products. For the fiscal years ended March 31, 1996 and 1995, expenditures for product development were $112,854 and $140,716, respectively. None of the research and development costs are directly borne by the customer, instead they are considered part of operating expenses.

TRADEMARKS AND PATENTS

The Company owns the trademark for formagg. The Company believes this trademark is an important means of establishing consumer recognition of its products. The Company also owns several other registered and unregistered trademarks which are used in the marketing and sale of the Company's products. The registered trademarks are generally in effect for ten years from the date of their initial registration, and may be renewed for successive ten-year periods thereafter. The following table sets forth the registered and unregistered trademarks of the Company, the country in which the mark is filed, and the renewal date for such mark.

Mark	                           Country		             Renewal Date
formagg	                        Canada	               March 1, 2000
	                               France	               June 6, 2004
	                               Japan	                August 31, 2004
	                               United States	        October 9, 2004
	                               Ireland	              April 25, 2005
	                               United Kingdom	       April 25, 2005
                                Israel	               December 16, 2007
		                              Greece	               (1)
Lite Bakery & Design	           United States	        September 19, 2009
Galaxy & prior Design	          United States	        December 10, 2001
Labella's & Design	             United States	        October 9, 2004
Soyco	                          United States	        January 12, 2003
Soyco & Design                  United States	        August 17, 2003
Soymage	                        United States	        January 5, 2003
Lite "n" Less	                  United States	        (2)
Health Value Foods	             United States	        (2)
Veggy Singles	                  United States	        (2)
Soy Singles	                    United States	        (2)
Tasty 'n' Healthy               United States	        (2)
G and Star	                     United States	        (2)

(1)	Registration pending; however, the Company has received a Notice of
    Proceeding to Publication for this trademark.
(2)	Registration pending; however, the Company has received a Notice of
    Allowance for this trademark.

Although the Company believes that its formulas, processes and manufacturing equipment are proprietary, the Company has not sought and does not intend to seek patent protection for such technology. In not seeking patent protection, the Company is instead relying on the complexity of its technology, on trade secrecy laws, and on employee confidentiality agreements. The Company believes that its technology has been independently developed and does not infringe on the patents or trade secrets of others.

MARKETS AND CUSTOMERS

The Company sells to customers in 40 states, the District of Columbia, Canada and Puerto Rico. Principal customers of the Company include Foodservice Purchasing Co-op, a food distributor with principal offices located in Louisville, Kentucky; Multi-Foods Corporation, a food distributor with principal offices located in Rice, Minnesota; and Sysco Food Service, a food distributor with principal offices located in Houston, Texas.

For the fiscal years ended March 31, 1996 and 1995, the Company had net sales of $3,950,455 and $4,748,283, respectively. The following table sets forth the name of each customer of the Company, which either alone, or together with its affiliates, accounted for 5% or more of the Company's sales for the fiscal years ended March 31, 1996 and 1995:

             			                      Percentage of Sales
                               			Fiscal Year Ended March 31,
Customer Name							               1996	              	1995

Foodservice Purchasing Co-op	      17.9% 	              0.0%
Multi-Foods Corporation	            7.9%	               0.0%
Sysco Food Service	                 4.6%	               5.4%
Texas Smokehouse Foods, Inc.	       0.1%	              10.3%

The Company's products are sold primarily in three commercial markets: retail, food service, and industrial.

In the retail market, where the Company believes nutrition generally outweighs price considerations, the Company markets its formagg products at prices comparable to conventional cheeses. In this market, the Company sells directly to retail establishments, including national and regional supermarket chains, and to distributors that sell and deliver to retail establishments.

In both the food service and industrial markets, the Company attempts to market its premium products to customers who place importance on nutrition, and its less expensive nonbranded and private label substitute and imitation cheeses to customers for whom cost is a primary consideration.

In the food service market, the Company's products are sold to enterprises that prepare meals which contain conventional cheeses. The Company's food service customers include distributors who supply food to restaurants, schools and hospitals. The Company also markets its products directly to large national restaurant chains.

In the industrial market, the Company sells its products to industrial manufacturers whose food products, such as pizza, frozen foods, salad dressings, cheese dips and spreads, potato and vegetable toppings, and baked goods (such as crackers and croutons), ordinarily contain cheese as an ingredient.

The following chart sets forth the percentage of sales that the industrial, food service and retail markets represented for the fiscal years ended March 31, 1996 and 1995:

                   							       	Percentage of Sales
                     						   Fiscal Years Ended March 31,
Category						                     1996	      	1995
Industrial sales	                   16%	        27%
Food service sales	                 49%         48%
Retail sales	                       35%	        25%

GOVERNMENT REGULATION

As a manufacturer of food products for human consumption, the Company is subject to extensive regulation by federal, state and local governmental authorities regarding the quality, purity, manufacturing, distribution and labeling of food products.

The Food Nutrition Service ("FNS") of the United States Department of Agriculture ("USDA") granted approval in July 1990 of the Company's Labella's Mozzarella Flavored Cheese Substitute #6, Labella's Provolone Flavored
Cheese Substitute #6, and Labella's American Flavored Cheese Substitute to the List of Acceptable Cheese Alternate Products.

The Company's United States product labels are subject to regulation by the United States Food and Drug Administration ("FDA"). Such regulation includes standards for production descriptions, nutritional claims, label format, minimum type sizes, content and location of nutritional information panels, nutritional comparisons, and ingredient content panels. The Company's labels, ingredients, and manufacturing techniques and facilities are subject to inspection by the FDA. In May 1994, the United States enacted a new labeling law which dramatically impacted the food industry as a whole. The regulations require specific details of ingredients and their components along with nutritional information on labels. The Company believes this will enhance marketability and result in increased sales of the Company's products because the new labels make it easier for consumers to recognize the nutritional benefits of the Company's products compared to other products.

The Company's Florida facilities and manufacturing processes are subject to inspection by the Florida Department of Health, and the Company has received an Annual Food Permit from that bureau for 1996.

The Company believes that it is in compliance in all material respects with governmental regulations regarding its current products and has obtained the necessary government permits, licenses, qualifications, and approvals which are required for its operations.

ENVIRONMENTAL REGULATION

The Company is required to comply with environmental regulations in connection with the development of its products and the operation of its business. It spent approximately $20,000 and $16,000 during the fiscal years ended March 31, 1996 and 1995 respectively, in environmental related compliance, mainly concerning the disposal of corrugated packaging.

The Company believes at the present time that it is in compliance in all material aspects with the federal, state and local environmental laws and regulations applicable to it. The Company believes that continued compliance with any current or reasonably foreseeable future environmental laws and regulations will not have a material adverse effect on the capital expenditures, earnings, financial condition or competitive position of the Company.

COMPETITION

The food industry is highly competitive, and the Company faces substantial competition in connection with the manufacturing, marketing, and sale of its products. In the retail cheese market, the Company competes with conventional cheeses, including "light" products produced by manufacturers of conventional cheeses. "Light" cheese generally has lower fat content than regular cheese but still contains cholesterol and lactose, unlike the Company's formagg line which is cholesterol and lactose free. Conventional cheeses are being promoted widely by the American Dairy Association and other trade associations representing the dairy industry. In the industrial and food service markets, the Company's substitute and imitation cheese products compete with other substitute and imitation cheese products, as well as with conventional cheeses.

The Company believes it has the most complete line of cheese products in this field. The Company further believes that the most important competitive factors in the Company's markets are product appearance, taste, nutritional value and price. Among the Company's competitors in the cheese industry are national and regional manufactures of conventional and imitation cheeses, such as Kraft (which produces products under the Kraft Free label), Borden's, and ConAgra (which produces products under the Healthy Choice label). Each of these competitors are well established. Therefore, they have substantially greater research and development, marketing, financial and human resources than the Company. However, management believes their current products do not have all of the healthy characteristics that the Company's branded products possess (i.e. no saturated fat, low unsaturated fat, no cholesterol, no lactose and no artificial colorings or flavorings). In addition, management believes the Company presently has the most extensive product line in the cheese and cheese related category with the aforementioned health qualities. Competitors may succeed in developing similar or enhanced products, and because of greater resources, these competitors may prove more successful in marketing and selling such products. There can be no assurance that the Company will be able to compete successfully with any of these companies or achieve a greater market share.

EMPLOYEES

As of June 20, 1996, the Company had a total of 51 employees, all of whom were full-time employees. In addition, the Company also utilizes other personnel through employee leasing companies and temporary contract arrangements. The Company considers its relations with employees to be satisfactory. No employee is a member of a trade union.


Item 2.  Description of Property.

The Company's headquarters, sales offices, manufacturing, warehouse, and research and development facilities occupy approximately 56,000 square feet situated in Orlando, Florida. The Company's facilities are comprised of approximately 8,500 square feet in office space, approximately 31,897 square feet of dock-height, air-conditioned manufacturing space, and a cooler of approximately 15,000 square feet. The Company entered into a lease agreement with Anco Company, a Florida general partnership, on November 13, 1991. The initial term of the lease is for a five-year period expiring on November 13, 1996 unless renewed. The lease further provides that it can be renewed for one additional five-year period, subject to a rental adjustment to be agreed upon by the partiesprovided that rent shall not be less than the rental amount for the immediately preceding term nor greater than 15% in excess of such rental amount. Currently, the Company is negotiating the renewal of the lease with the landlord. After the first renewal period, there are no limitations on the rent increase that may be charged by the landlord in any further renewal periods. If the parties are unable to agree upon a rental increase for any renewal period, then the lease shall terminate as of the expiration of the last agreed upon period. The Company leases approximately 2.4 acres of an approximately 5.2 acre site in an industrial park, with the right of first refusal to lease the remaining 2.8 acres upon 20 days notice to the landlord in the event that the landlord elects to lease such remaining land. The original lease provided for fixed rental payments of $22,047 per month through the end of the initial five-year lease term which expires on November 13, 1996. On April 1, 1994, the lease was amended to provide for temporary abatement of the first three months rent, the aggregate sum of which was paid in five equal monthly payments of approximately $14,841, plus the fixed monthly rental payments, on the first day of April, May, June, July, and August 1994. The lease is a "triple net" lease which means that the Company is responsible for all taxes, insurance, maintenance and repair of the facilities, in addition to rental payments. The Company's manufacturing facility is capable of producing 156 million pounds of cheese per year. The Company believes the capacity of production at the plant should be more than adequate to cover the estimated growth of the Company for the next three to five years. Management believes that the Company's properties are adequately covered by casualty insurance.

The Company produces all of its products at this Orlando plant. Based on the results for the fiscal years ended March 31, 1996 and 1995, the Company's plant is producing approximately 2.3 and 4.5 million pounds of cheese products, respectively, on an annualized basis, which is approximately 1.5% and 2.9%, respectively, of plant capacity. The Company has production equipment for mixing, blending, cooking and heating ingredients, cold storage areas for cooling finished goods, and several warehouse areas where ingredients are stored. The Company owns and leases equipment for production, shredding, dicing, slicing, chopping, grating, packaging and labeling of its products. All of the equipment has been purchased or leased since the Company's fire in June 1991. The Company believes that its facilities are adequate to meet current requirements, and that suitable additional space is available as needed to accommodate any further physical expansion of corporate operations.


Item 3.  Legal Proceedings.

In the opinion of management, there are no material legal proceedings pending or threatened against the Company as of March 31, 1996.


Item 4.  Submission of Matters to a Vote of Security Holders.

On January 31, 1996, the Company held its annual meeting of shareholders.
At this meeting the shareholders voted, by an overwhelming majority, to amend the Company's Certificate of Incorporation to increase the number of authorized shares from 60,000,000 to 80,000,000. There were 46,285,022 votes for, 2,111,423 against, 294,075 abstained and 666,500 non-votes for this amendment. In addition, the shareholders voted on the appointment of the following individuals to the Board of Directors:

                                    Number of Shares
Name						                       For              Against
Angelo S. Morini  	           48,904,093	         452,927
Douglas A. Walsh	             48,904,288	         452,732
Earl G. Tyree	                48,893,693	         463,327
Marshall K. Luther	           48,888,593	         468,427

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

The Company's Common Stock, $.01 par value (the "Common Stock"), is traded on the inter-dealer automated quotation system operated by NASDAQ, Inc. a subsidiary of the National Association of Securities Dealers, Inc. (the "NASDAQ System") under the symbol "GALX" in the category of Small-Cap Issues. The following table sets forth the high and low sales prices for each quarter for the Company's Common Stock as reported on the NASDAQ System during the fiscal years ended March 31, 1996 and 1995:

Period		         					High Sales Price		            Low Sales Price

1996 Fiscal Year, quarter ended:
June 30, 1995            $1 15/16                      $0 11/16
September 30, 1995       $1 15/32                      $0 15/32
December 31, 1995        $0 3/4	                       $0 15/32
March 31, 1996           $2 15/16                      $0 7/16

1995 Fiscal Year, quarter ended:
June 30, 1994            $4 7/8	                       $2 3/16
September 30, 1994       $3 7/8	                       $2 7/16
December 31, 1994        $3 1/8	                       $1 1/2
March 31, 1995           $2 3/16                       $1 3/16

All of the above quotations were obtained from the monthly statistical report provided to the Company by the National Association of Securities Dealers, Inc.

On June 20, 1996, there were approximately 621 shareholders of record.

The Company has not paid any dividends with respect to its Common Stock and does not expect to pay dividends on the Common Stock in the foreseeable future. It is the present policy of the Company's Board of Directors to retain future earnings to finance the growth and development of the Company's business. Any future dividends will be declared at the discretion of the Board of Directors and will depend, among other things, upon the financial condition, capital requirements, earnings and liquidity of the Company. The Company issued several series of convertible preferred stock in May and June 1995, all of which called for cumulative dividend payments every quarter until their conversion. Such dividends were paid in Common Stock to the holders of the preferred stock. All of such preferred stock issued was converted to Common Stock during fiscal 1996. See Management's Discussion and Analysis or Plan of Operation for a discussion of the Company's current capital position and dividend payments.


Item 6.  Management's Discussion and Analysis or Plan of Operation.

RESULTS OF OPERATIONS

Sales for the fiscal year ended March 31, 1996 decreased by 16.8% over the same period in 1995. This decrease in sales was primarily a result of the Company's intentional removal of certain key retail products in the first two quarters of fiscal 1996. Prior to fiscal 1996, these products were being produced by a third party and the Company was not assured that product quality and consistency could be maintained. In October 1995, the Company began producing these products in-house through the purchase of new equipment and once again reinstated these products on the market. Additionally, the Company was unable to fulfill some of its orders due to a lack of working capital during the first six months of fiscal 1996. This, in turn, resulted in the loss of repeat sales from some of its customers.

The Company noted that sales for the fourth quarter fiscal 1996 were $1,651,789 compared to $443,109 in the same period in fiscal 1995. This 273% increase is the result of the new items produced by the new equipment, improved formulations on products and strategic marketing efforts.

Cost of goods sold as a percentage of sales was 106.3% for the fiscal year ended March 31, 1996 compared with 102.2% for the same period in fiscal 1995. The erosion in gross margin was primarily due to the lack of ingredients and other raw materials required to maintain efficient production runs in the first six months of fiscal 1996. Additionally, lack of credit terms with most of its vendors forced the Company to purchase ingredients at unfavorable prices. Also, 3.7% of the cost of goods sold in fiscal 1996 resulted from increased taxes paid by the Company with respect to the real property which it owns and leases for its plant. The Company believes that the cost of manufacturing will decrease as a percentage of sales as economies of scale are achieved with larger production runs, continued price scrutiny and higher sales levels.

Selling expenses increased 16.5% for the fiscal year ended March 31, 1996 compared with the same period ended March 31, 1995. This increase was mainly the result of increases in consulting services, travel and salaries expenses. This considerable increase in marketing-related expenses was considered necessary to develop new distributors for the Company's products. This increase in marketing did not result in a proportionate increase in sales because of the lack of product availability and the relatively long time it takes to develop new distributors. Management believes that increases in sales from these expenditures will be realized in the following year.

Delivery expenses decreased 38.5% for the fiscal year ended March 31, 1996 compared with the same period in 1995. On April 1, 1995, the Company started using refrigerated common carriers as its main method of distribution instead of relying on its own fleet of trucks. As a result, the Company is now able to track the cost of transporting goods more accurately and efficiently. By utilizing common carriers, the Company has been able to realize significant cost savings while improving its deliveries to customers.

General and administrative costs decreased 33.1% during the fiscal year ended March 31, 1996 compared to the same period in 1995. During much of fiscal 1995, the Company was forced to devote a large amount of resources and expenses in preparing for a public offering. With this preparation, the Company incurred a number of expenses that substantially increased general and administrative costs. These expenses were not necessary during fiscal 1996, nor does the Company anticipate the need to incur these costs in the near future.

Research and development expenses decreased 19.8% for the fiscal year ended March 31, 1996 compared with the same period in fiscal 1995. This decrease is the result of bonuses awarded during fiscal 1995 that were not given in fiscal 1996. In addition, since the Company maintains its processes and formulas on a computer database, changes in the formulations of existing products or development of new products can be done in a matter of minutes without much expense required. The Company does plan to continue to introduce several new products each year.

Other Income for the fiscal year ended March 31, 1996 increased 119.3% due to the Company paying $487,287 less in interest in fiscal 1996 since all of the Company's debt was paid in May 1995. In addition, the Company experienced an $82,662 increase in interest income earned on the proceeds from the sale of securities during fiscal 1996. Also, during fiscal 1995, the Company spent $558,727 on a public offering of its securities that failed.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities -- The Company increased cash used in operating activities by approximately 64% to $4,420,620 for the year ended March 31, 1996 from $2,690,661 for the same period last year. This net increase in the use of funds is due primarily to a 36.3% decrease in cash received from customers from the same period last year. The decrease in the rate of collection is attributable to a significant reduction in sales. Also, the Company stopped factoring its receivables during fiscal 1996, offering discount terms to customers rather than paying fees to the factoring agent. Additionally, the Company reduced its past debt with vendors, and substantially increased its inventory to fill sales orders.

Between July and October 1995, the Company issued a total of 135,753 shares of common stock in payment of dividends on the convertible preferred stock sold during May and June 1995. Total stock dividends paid on the convertible preferred stock was $137,977 before the preferred stock was converted to common stock. See Financing Activities for further information on the conversion.

Investing -- The Company spent $1,111,794 in investing activities for the fiscal year ended March 31, 1996 compared with $143,682 for fiscal 1995. During fiscal 1996, the Company made $1,055,468 in payments for a new, state of the art individually wrapped slice machine and its related equipment and labor. Management viewed this purchase as necessary in order to increase the Company's presence in the retail market, as well as to make the Company's products more competitive.

Financing -- The Company realized a net inflow of $5,644,145 from financing activities for the fiscal year ended March 31, 1996 compared with $2,466,775 during the same period last year. This increase is the result of an offshore offering of Common and Preferred Stock to raise needed capital. On March 3, 1995, the Company began to offer certain of its securities to non-U.S. persons under Regulation S promulgated by the Securities and Exchange Commission under the Securities Act of 1933, as amended. These sales of securities continued through the beginning of June 1995 with sales totaling 5,590,372 shares of Common Stock at the average price of $0.92 per share. Additionally, the Company sold 353,755 shares of the Company's Convertible Preferred Stock at an average price of $20.06 per share for total gross proceeds of $7,095,700. The resulting proceeds from all securities sold during the offering were approximately $12.2 million, of which $2,088,360 was used to pay investment brokerage commissions and related offering fees and over $3 million was used to eliminate the principal and accrued interest on all debt owed to stockholders. Between May 1995 and September 1995, all of the shares of Convertible Preferred Stock were converted into 16,760,458 shares of Common Stock at an average conversion rate of $0.42 per share.

The Company does not currently have a bank line of credit; therefore, management finds it necessary to fund all operations through working capital, internally generated cash flow, private placements and short-term financing obtained from the Company's shareholders. A bank line of credit is an essential source of working capital for the Company in order to continue rapid expansion and to introduce new products into the market place. Therefore, the Company will continue pursuing a relationship with a financial institution in order to
establish a line of credit.   However, the Company does have in place a
factoring agreement with J.T.A. Factors, Inc. ("J.T.A.") of Greenville, South Carolina, whereby the Company may sell certain of its accounts receivable to J.T.A. on a pre-approved full recourse basis. The factoring charge equals
 .73% of the receivables sold. The Company is permitted to receive advances up to 85% of uncollected accounts factored at the time the receivables are placed with J.T.A., with the remaining 15%, less the .73% factoring charge, being paid to the Company upon collection. At March 31, 1996, the Company was not factoring any of its accounts receivable. In addition, the Company is obtaining letters of credit or establishing Certificates of Deposits in favor of the vendor in the event of default by the Company in order to establish favorable terms with vendors.

The management believes that these actions will allow the Company to meet its future liquidity needs until the Company establishes a positive cash flow.

Accounting Methods -- The Company is required to adopt the provisions of Statement of Financial Accounting Standards No. 121 ("SFAS 121"), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of during its fiscal year ending March 31, 1997. SFAS 121 requires the recognition and measurement of impairment to long-lived assets and certain identifiable intangible assets whenever events or changes in circumstances indicate that the carrying amount of those assets may not be recoverable. This statement, when adopted, is not expected to have a material impact on the Company.

Effective April 1, 1995, the Company adopted early the Statement of Financial Accounting Standards No. 123 ("SFAS 123"), Accounting for Stock-Based Compensation which establishes fair value as the measurement basis for transactions in which an entity acquires goods or services from nonemployees in exchange for equity instruments. Under the provisions of SFAS 123, the Company has elected not to adopt the fair value method for stock issued to employees, but will instead account for all employee stock transactions under APB Opinion No. 25, Accounting for Stock Issued to Employees.


Item 7.  Financial Statements.

Report of Independent Certified Public Accountants

To the Board of Directors and Stockholders
Galaxy Foods Company


We have audited the accompanying balance sheet of Galaxy Foods Company as of March 31, 1996 and the related statements of operations, stockholders' equity and cash flows for each of the years ended March 31, 1996 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Galaxy Foods Company as of March 31, 1996 and the results of its operations and its cash flows for each of the years ended March 31, 1996 and 1995 in conformity with generally accepted accounting principles.



                              /s/BDO Seidman, LLP

Orlando, Florida
May 23, 1996

                             GALAXY FOODS COMPANY

                                Balance Sheet

                                   ASSETS
                                                                 MARCH 31,
                                                                   1996
CURRENT ASSETS:
	Cash and cash equivalents	                                $      127,936
	Trade receivables, net of allowance of $137,420                  717,437
	Inventories                                                    1,188,674
	Prepaid expenses                                                 289,317
   		Total current assets                                       2,323,364

PROPERTY & EQUIPMENT, NET                                       5,286,452

OTHER ASSETS                                                      422,156
			       	TOTAL	                                          $    8,031,972

                        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
	Accounts payable - trade                                  $      283,527
	Accrued liabilities                                              323,594
	Current portion of note payable                                   63,451
	Current portion of obligations under capital leases               56,788
		  	Total current liabilities                                    727,360

OBLIGATIONS UNDER CAPITAL LEASES,  less current portion            35,926
  			Total liabilities                                            763,286

COMMITMENTS AND CONTINGENCIES                                          --

STOCKHOLDERS' EQUITY:

	Convertible preferred stock, $.01 par value,
     authorized and unissued 1,000,000 shares                          --
	Common stock, $.01 par value, shares authorized
     85,000,000, issued and outstanding 53,421,848                534,218
	Additional paid-in capital                                    35,452,644
	Accumulated deficit                                          (15,921,976)
                                                               20,064,886
	Less:  Notes receivable arising from the exercise
		   of stock options and sale of common stock                 12,796,200
			  Total stockholders' equity                                 7,268,686
				       TOTAL	                                          $    8,031,972


                  See accompanying notes to financial statements.

                             GALAXY FOODS COMPANY

                           Statements of Operations

Year ended March 31,                            1996                 1995

NET SALES                                $    3,950,455       $    4,748,283

COST OF GOODS SOLD                            4,199,571            4,850,468
	Gross margin                                  (249,116)            (102,185)

OPERATING EXPENSES:
	Selling                                      1,354,357            1,162,998
	Delivery                                       296,592              482,152
	General and administrative                   1,453,730            2,172,927
	Research and development                       112,854              140,716
		   Total operating expenses                 3,217,533            3,958,793

OPERATING LOSS                               (3,466,649)          (4,060,978)

OTHER INCOME (EXPENSE):
	Interest expense                               (66,190)            (553,477)
	Interest income                                 85,482                2,820
	Litigation expense                             (39,000)                  --
	Failed public offering costs                        --             (558,727)
	Other income                                   203,759              156,784
		   Total                                      184,051             (952,600)

NET LOSS                                     (3,282,598)          (5,013,578)

PREFERRED STOCK DIVIDENDS                      (137,977)                  --

NET LOSS APPLICABLE TO
	  COMMON STOCK                         $    (3,420,575)     $    (5,013,578)

LOSS PER COMMON SHARE                   $          (.13)     $          (.54)

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING                           26,316,832            9,309,249



                   See accompanying notes to financial statements.

                             GALAXY FOODS COMPANY

                     Statements of Stockholders' Equity

                                                     	Convertible
                               Common Stock         Preferred Stock      Additional                  Notes Rec &
                                          Par                   Par       Paid-In      Accumulated  Subs. for
                               Shares    Value       Shares    Value      Capital        Deficit   Common Stock	         Total
Balance at March 31, 1994   7,770,317  $	 77,703        --  $     --   $  9,836,310  $  (7,487,823)   $         --   $  2,426,190

Issuance of common stock
through Regulation S and
private offerings           2,220,000     22,200        --        --      2,045,797             --              --      2,067,997

Issuance of common stock in
payment of lock-up agreements 212,125      2,121        --        --        564,632             --              --        566,753

Issuance of common stock in
payment of consulting fees    412,180      4,122        --        --        793,142             --              --        797,264

Issuance of common stock
as compensation                25,209        252        --        --         39,934             --              --         40,186

Exercise of warrants          890,095      8,901        --        --        986,846             --              --        995,747

Exercise of options         2,494,900     24,949        --        --      1,181,361             --      (1,200,000)         6,310

Issuance of common stock
warrants in payment of
consulting fees                    --         --        --        --         75,000             --              --         75,000

Issuance of common stock
options as compensation            --         --        --        --          7,292             --              --          7,292

Net Loss                           --         --        --        --             --     (5,013,578)             --     (5,013,578)

Balance at March 31, 1995  14,024,826  $ 140,248        --  $     --   $ 15,530,314  $ (12,501,401)   $ (1,200,000)  $  1,969,161

Exercise of options            64,000        640        --        --         31,360             --         (24,000)         8,000

Issuance of common stock
through Reg S offering      3,978,464     39,785        --        --      1,780,393             --              --      1,820,178

Issuance of convertible preferred
stock through Reg S offering       --         --   353,755     3,537      5,990,557             --              --      5,994,094

Stock dividends paid          135,753      1,358        --        --        136,619       (137,977)             --              0

Conversion of convertible preferred
stock into common stock    16,760,458    167,604  (353,755)   (3,537)      (164,067)            --              --              0

Reversal to unissued stock	    (4,153)       (42)       --        --         (5,928)            --              --         (5,970)

Issuance of common stock
per employment agreement   18,000,000    180,000        --        --     11,392,200             --     (11,572,200)             0

Issuance of common stock in
payment of consulting fees    200,000      2,000        --        --        108,500             --              --        110,500

Exercise of warrants          240,000      2,400        --        --        181,850             --              --        184,250

Issuance of common stock under
employee stock purchase plan   22,500        225        --        --         11,025             --              --         11,250

Issuance of warrants               --         --        --        --        459,821             --              --        459,821

Net loss                           --         --        --        --             --     (3,282,598)             --     (3,282,598)

Balance at March 31, 1996  53,421,848  $ 534,218        --  $     --   $ 35,452,644  $ (15,921,976)   $(12,796,200)  $  7,268,686


                             GALAXY FOODS COMPANY

                           Statements of Cash Flows

Year ended March 31,                                   1996          1995

CASH FLOWS FROM/(USED IN)
 OPERATING ACTIVITIES:
  	Net Loss	                                      $ (3,420,575)  $ (5,013,578)

 ADJUSTMENTS TO RECONCILE NET
 LOSS TO NET CASH USED IN
 OPERATING ACTIVITIES:
  	Depreciation expense                                350,099	       315,064
	  (Gain)/Loss on assets                               (20,709)        22,358
	  Provision for losses on trade receivables            87,834	         4,554
	  Issuance of common stock in payment
	    of compensation and consulting fees               110,500        803,234
	  Issuance of common stock options as compensation         --	         7,292
	  Issuance of common stock warrants in payment of
	    consulting and director fees                      130,027	        75,000
	  Issuance of common stock in payment
	    of lockup agreements                                   --	       566,753
	  Reversal to unissued stock	                          (5,970)            --
	  Preferred stock dividends                           137,977	            --
	  (Increase) decrease in:
	    Trade receivables                                (685,095)       374,736
	    Inventories                                      (660,278)       664,653
	    Prepaid expenses                                    6,945       (219,054)
	  Increase (decrease) in:
	    Accounts payable                                 (456,074)       (31,110)
	    Accrued liabilities                                 4,699	      (260,563)
 	 NET CASH USED IN OPERATING
 	 ACTIVITIES                                       (4,420,620)    (2,690,661)

CASH FLOWS FROM/(USED IN) INVESTING
 ACTIVITIES:
  	Proceeds from sale of property and equipment         29,668         95,992
  	Purchase of property and equipment               (1,142,632)       (80,000)
	  Decrease in other assets                              1,170          5,126
	  Deposit on equipment                                     --       (164,800)
	  NET CASH USED IN INVESTING
	  ACTIVITIES                                       (1,111,794)      (143,682)

CASH FLOWS FROM/(USED IN) FINANCING
 ACTIVITIES:
	  Principal payments on stockholder notes          (2,697,388)      (116,839)
	  Principal payments on note payable and long-term debt    --        (31,004)
	  Principal payments on capital lease obligations     (79,403)       (52,272)
	  Proceeds from issuance of common stock,
     net of offering costs                           1,925,782      2,067,997
	  Proceeds from issuance of convertible preferred
     stock, net of offering costs                    6,302,904             --
	  Proceeds from exercise of common stock options        8,000          6,310
	  Proceeds from exercise of common stock warrants     184,250        995,747
	  Deferred public offering costs                           --       (403,164)
	  NET CASH FROM FINANCING
	  ACTIVITIES                                        5,644,415      2,466,775

                             GALAXY FOODS COMPANY

Year ended March 31,                                   1996          1995

NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                                 111,731        (367,568)

CASH AND CASH EQUIVALENTS, BEGINNING
 OF YEAR                                               16,205         383,773

CASH AND CASH EQUIVALENTS, END
 OF YEAR                                         $    127,936    $     16,205


                  See accompanying notes to financial statements.

                             GALAXY FOODS COMPANY

                        NOTES TO FINANCIAL STATEMENTS

(1)     Summary of Significant Accounting Policies

Business
Galaxy Foods Company (the "Company") is principally engaged in the development, manufacturing and marketing of a variety of low fat, cholesterol-free and lactose-free healthy cheese products. These cheeses are sold throughout the United States and internationally to customers in the retail, food service and manufacturing industries. The Company's headquarters and manufacturing facilities are located in Orlando, Florida.

Inventories
Inventories are valued at the lower of cost (weighted average) or market.

Property, Equipment and Depreciation
Property and equipment are stated at cost. Depreciation is computed over the estimated useful lives of the assets by the straight-line method for financial reporting and by accelerated methods for income tax purposes.

Capital leases are recorded at the lower of fair market value or the present value of future minimum lease payments. Assets under capital leases are depreciated by the straight-line method over their useful lives.

Revenue Recognition
Sales are recognized upon shipment of products to customers.

Net Loss per Share
Net loss per share is computed using the weighted average number of shares outstanding during each period. Common stock equivalents have not been included since the effect would be antidilutive.

Financial Instruments
Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 1996.

The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and cash equivalents, trade receivables, accounts payable and accrued expenses. Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.

Income Taxes
The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" which requires recognition of estimated income taxes payable or refundable on income tax returns for the current year and for the estimated future tax effect attributable to temporary differences and carryforwards. Measurement of deferred income tax is based on enacted tax laws including tax rates, with the measurement of deferred income tax assets being reduced by available tax benefits not expected to be realized.

                             GALAXY FOODS COMPANY

                        NOTES TO FINANCIAL STATEMENTS
                                  (Continued)

New Accounting Standard
The Company is required to adopt the provisions of Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" during its fiscal year ending March 31, 1997. SFAS 121 requires the recognition and measurement of impairment to long-lived assets and certain identifiable intangible assets whenever events or changes in circumstances indicate that the carrying amount of those assets may not be recoverable. This statement, when adopted, is not expected to have a material impact on the Company.

Change in Method of Accounting for Stock-Based Compensation
Effective April 1, 1995, the Company adopted early the Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation" which establishes fair value as the measurement basis for transactions in which an entity acquires goods or services from nonemployees in exchange for equity instruments. Under the provisions of SFAS 123, the Company has elected not to adopt the fair value method for stock issued to employees, but will instead account for all employee stock transactions under APB Opinion No. 25, "Accounting for Stock Issued to Employees."

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period reported. Actual results could differ from those estimates.


(2) Accounts Receivable

Pursuant to the terms of a factoring agreement, the Company is able to sell certain of its accounts receivable to a factor on a pre-approved full recourse basis. The factoring charge amounts to .73% of the receivables sold after and 1.65% of the receivables sold before January 29, 1996. The Company is permitted to receive advances of up to 85% of uncollected amounts factored at the time that the receivables are placed with the factoring agent, with the remaining 15%, minus the factoring charge, being paid to the Company upon collection. At March 31, 1996, the Company was not factoring any of its receivables. The Company's President has personally guaranteed the repayment of any advanced and uncollected amounts.


(3)	Inventories
Inventories are summarized as follows:

Raw materials                                       $      770,940
Finished goods                                             417,734
	Total                                              $    1,188,674

                             GALAXY FOODS COMPANY

                        NOTES TO FINANCIAL STATEMENTS
                                  (Continued)

(4)	Property and Equipment
Property and equipment are summarized as follows:

                                          Useful Lives
		Leasehold improvements                  10-25 years        $   2,672,811
		Machinery and equipment                  5-15 years            3,461,822
		Delivery equipment and autos             3- 5 years               15,652
		Equipment under capital leases           7-15 years              307,686
                                                                 6,457,971
		Less accumulated depreciation                                  1,171,519
		Property and equipment, net                                $   5,286,452

Accumulated depreciation on equipment under capital leases was $126,368 as of March 31, 1996.


(5)	Notes Payable to Stockholders
In May 1995, the Company paid approximately $2.5 million to a stockholder as payment in full for principal and accrued interest under a promissory note payable. In addition, the Company paid $271,842 during fiscal 1996 major stockholder and officer of the Company as full satisfaction of another promissory note. As of March 31, 1996, the Company has no outstanding notes payable to stockholders.


(6)	Note Payable
Note payable consists of an unsecured note payable to a third party, bearing interest at prime plus 3% (11.25% at March 31, 1996). The entire balance is due currently.


(7)	Commitments and Contingencies

Leases
The Company leases its operating facilities and certain equipment under operating and capital leases, expiring at various dates through the year 2000. The following is a schedule by years as of March 31, 1996, of (1) future minimum lease payments under capital leases, together with the present value of the net minimum lease payments and (2) future minimum rental payments required under operating leases that have initial or remaining terms in excess of one year:
                                                Capital            Operating
                                                Leases               Leases
1997                                         $   64,926          $  237,924
1998                                             23,692              34,223
1999                                             14,523              19,217
2000                                              2,475               3,028

Total net minimum lease payments	               105,616          $  294,392
Less amount representing interest                12,902
Present value of net minimum lease payments      92,714
Less current portion                             56,788

Long-term obligations under capital leases   $   35,926

Rental expense was approximately $416,000 and $518,000 for the fiscal years ended March 31, 1996 and 1995, respectively.

                             GALAXY FOODS COMPANY

                        NOTES TO FINANCIAL STATEMENTS
                                  (Continued)

The Company is currently negotiating the renewal of the lease on its operating facility which is set to expire in November 1996.

Litigation
During fiscal 1996, the Company agreed to pay their former in-house legal counsel $39,000 in back wages in accordance with his severance agreement. Accordingly, the Company has accrued $39,000 at March 31, 1996 in anticipation of this settlement.

Employment Agreement
The Company has entered into an employent agreement with the Company's President. The agreement provides for base compensation of $250,000 annually through October 2000. In addition to the base compensation, the President will receive an annual bonus equal to five percent of the Company's pre-tax net income. The employment agreement also provides for the grant of common stock options upon the Company's achievement of certain net income levels as follows:

Net Income Level                                     Option Shares

Reaching breakeven for one quarter                     1,000,000

Annual net operating income of $1 million or more      1,000,000

Each increment of $1 million of annual net operating
income in excess of $1 million                         1,000,000

The exercise price of the options granted will be equal to the market value of the Company's common stock on the last trading day preceding the date of the Company's achievement of the required net income level.


(8)	Capital Stock

Stock Option Plans
Stock options are granted to certain key employees and Board of Directors of the Company under stock option plans adopted in 1987 and 1991. The plans provide for options to purchase up to a maximum of 750,000 shares of the Company's common stock. The stock options are exercisable, as determined by the Board of Directors, over a period of time, but not more than ten years from the date of grant and will be subject to such other terms and conditions as the Board of Directors may determine. If options are granted or extended at exercise prices less than fair market value, compensation expense is recorded for the difference between the grant price and the fair market value. Changes in options outstanding are summarized as follows:

                                                          Option Price
                                         Shares            Per Share
Balance, March 31, 1994                  500,000         $  .50 - 5.38
	Granted                                  25,500                  1.00
	Exercised                               ( 7,900)                  .50
	Canceled                                (15,000)                  .50
Balance, March 31, 1995                  502,600            .50 - 5.38
	Granted                                 143,000            .50 -  .62
	Exerc                                   (64,000)                  .50
	Canceled                                (48,000)                  .50
Balance, March 31, 1996                  533,600         $  .50 - 5.38

At March 31, 1996, a total of 457,764 of the outstanding options were exercisable.

                             GALAXY FOODS COMPANY

                        NOTES TO FINANCIAL STATEMENTS
                                  (Continued)

Non-Plan Stock Options
The Company granted stock options to certain employees and Directors of the Company which were not issued under stock option plans. The options are exercisable over a ten-year period from the date of grant. Changes in non-plan stock options outstanding are as follows:
                                                             Option Price
                                    Shares                     Per Share
Balance, March 31, 1994            2,584,501               $  .50 - 2.00
	Exercised                        (2,486,000)                        .50
Balance, March 31, 1995               98,501                        2.00
	Granted                              15,000                         .81
	Canceled                             (1,000)                       2.00
Balance, March 31, 1996              112,501               $  .81 - 2.00

Employee Stock Purchase Plan
In January 1992, the Company's stockholders approved the 1991 Employee Stock Purchase Plan (the "1991 Purchase Plan"). The 1991 Purchase Plan provides for the sale of up to an aggregate of 250,000 shares of common stock to eligible employees. Up to 2,500 shares may be purchased by each eligible employee at the lesser of 85% of the fair market value of the shares on the first or last business day of the six-month purchase periods ending August 31 and February
28. Substantially all full-time employees are eligible to participate in the plan. During the fiscal year ended March 31, 1996, 22,500 shares were purchased at $.50 per share. No shares were purchased under this plan during the fiscal year ended March 31, 1995.

Stock Warrants
At March 31, 1996, the Company had 6,700,461 common stock warrants outstanding, which were issued in connection with sales consulting, financial consulting, and financing arrangements. Information relating to these warrants is summarized as follows:
                                    Number of                Exercise
Expiration date                     Warrants                 Price
June 1997                             40,000            $         .53
August 1998                          510,000                      .90
March 2000                           973,824                .74 - .99
September 2000                       676,637                      .74
December 2000                      2,000,000                      .56
January 2001                          50,000                      .53
August 2005                           50,000                      .64
November 2005                         50,000                      .59
December 2005                      2,050,000                      .53
January 2006                         300,000                      .69
                                   6,700,461

On August 28, 1995, the Company entered into a one year agreement with a now current Director residing on the Board of Directors of the Company for him to serve in the capacity of Senior Vice President of Marketing. Under the terms of this contract, the Director received a warrant to purchase 50,000 shares of the Company's Common Stock at $0.64 per share.

Shares Reserved
At March 31, 1996, the Company has reserved common stock for future issuance under all of the above arrangements totaling 7,701,228 shares.

                             GALAXY FOODS COMPANY

                        NOTES TO FINANCIAL STATEMENTS
                                  (Continued)

Common Stock Options and Warrants Issued for Compensation and Consulting During the fiscal years ended March 31, 1996 and 1995, compensation and consulting expense of $130,027 and $7,292, respectively, was recognized on common stock options and warrants granted to officers, directors and consultants. In addition, $329,794 has been recorded in other assets as of March 31, 1996 for the value of warrants issued for future services. All such options and warrants were recorded as additional paid-in capital during the fiscal years ended March 31, 1996 and 1995.

Authorized Shares
On July 11, 1995 and November 28, 1995, the Company's Board of Directors approved increases in the authorized shares of common stock from 20,000,000 to 60,000,000, and from 60,000,000 to 85,000,000, respectively. These amendments were then consented to and authorized on July 11, 1995 and January 31, 1996 by the holders of a majority of the issued and outstanding stock of the Company.


(9)	Sale of Securities

On March 3, 1995, the Company began to offer certain of its securities to non-U.S. persons under Regulation S promulgated by the Securities and Exchange Commission under the Securities Act of 1933, as amended. The sales of securities continued through the beginning of June 1995, with sales totaling 5,590,372 shares of common stock at an average price of $0.92 per share. Additionally, the Company sold 353,755 shares of the Company's Convertible preferred stock at an average price of $20.06 per share. The resulting proceeds from all securities sold during the offering were approximately
$12.2 million, $2,088,360 of which were used to pay investment brokerage commissions and related offering fees, and over $3 million was used to eliminate the principal and accrued interest on all debt owed to stockholders. By September 30, 1995, all of the shares of convertible preferred stock had been converted into 16,760,458 shares of common stock in accordance with the terms of the convertible preferred stock agreement. The average conversion rate was $0.42 per common share.

The holders of the convertible preferred stock mentioned above were entitled to receive cash dividends on each share from any surplus or net profits at a rate of 10% per annum based upon the respective purchase price paid by each investor; or at the Company's sole discretion, the holders were entitled to receive shares of the Company's common stock at a rate of 11% per annum. This dividend was cumulative and payable before any dividends on the common stock could be paid. The dividends on the convertible preferred stock paid during fiscal 1996 totaled $137,977. These dividends were paid through the issuance of a total of 135,753 shares of common stock in July 1995 and October 1995.

Under a selling agreement entered into with Sands Brothers & Co., Ltd. ("Sands"), the Company's agent in connection with the aforementioned offering, Sands and its designees received warrants to purchase a total of 1,650,461 shares of common stock, with exercise prices of $0.74 and $0.99 per share.

                             GALAXY FOODS COMPANY

                        NOTES TO FINANCIAL STATEMENTS
                                  (Continued)

(10)	Income Taxes

The components of the net deferred assets consist of the following:

                                                              1996
Deferred tax assets:
	Net operating loss carryforwards                       $ 6,364,000
	Investment and general business tax credits                199,000
	Nondeductible expenses from stock warrants                 182,000
	Nondeductible compensation from stock options               39,000
	Bad debts                                                   52,000
	Other                                                       36,000

Gross deferred income tax assets                          6,872,000
Valuation allowance                                      (6,668,000)

Total deferred income tax assets                            204,000
Deferred income tax liabilities:
	Depreciation                                              (204,000)
Net deferred income tax assets                          $        --

The change in the valuation allowance for deferred tax assets was an increase of $1,254,000 during fiscal 1996.

The following summary reconciles differences from taxes at the federal statutory rate with the effective rate:

Year ended March 31,                              1996           1995
Federal income taxes at statutory rates          (34.0%)        (34.0%)
Losses without tax benefits                       34.0%          34.0%
Income taxes at effective rates                      0%             0%

Unused net operating losses for income tax purposes, expiring in various amounts from 2003 through 2011, of approximately $16,912,000 are available at
March 31, 1996 for carryforward against future years' taxable income.   Under
Section 382 of the Internal Revenue Code, the annual utilization of this loss may be limited due to changes in ownership. The tax benefit of these losses of approximately $6,364,000 has been offset by a valuation allowance due to it being more likely than not that the deferred tax assets will not be realized.


(11)	Related Party Transaction

Under the provisions of his employment agreement, the Company's President was granted the right to purchase up to 18,000,000 shares of the Company's common stock. In October 1995, the President elected to purchase all 18,000,000 shares. As consideration for the purchase and as stipulated for in his employment agreement, the President executed an $11,572,200 note payable to the Company. The note bears interest at 7% per annum and is secured by the common shares purchased. The principal balance, along with any accrued interest, is payable in full in October 2000. If certain conditions are met, the note may be extended up to five additional years. No interest receivable related to the note has been accrued.

                             GALAXY FOODS COMPANY

                        NOTES TO FINANCIAL STATEMENTS
                                  (Continued)

Under this employment agreement, the Company also extended the maturity date of a $1,200,000 non-interest bearing promissory note due from the President from November 4, 1999 to November 4, 2001. The promissory note was executed during the fiscal year ended March 31, 1995 in connection with the exercise of options previously granted by the Company.


(12)	Economic Dependence

For the fiscal year ended March 31, 1996, the Company had one customer which comprised sales approximating $708,000 or 18% of net sales. For the fiscal year ended March 31, 1995, the Company had another customer which comprised sales approximating $475,000 or 10% of net sales.

For the fiscal year ended March 31, 1996, the Company had no major supplier which comprised more than 10% of purchases in fiscal 1996. For the fiscal year ended March 31, 1995, the Company had two major suppliers which comprised purchases approximating $1,102,000 or 32% of total purchases.


(13)	Employee Benefit Plan

The Company established a 401(k) defined contribution plan covering substantially all employees meeting certain minimum age and service requirements. The Company's contributions to the plan are determined by the Board of Directors and are limited to a maximum of 25% of the employee's contribution and 6% of the employee's compensation. Contributions to the plan amounted to $10,154 and $7,763 for the fiscal years ended March 31, 1996 and 1995, respectively.


(14)	Supplemental Cash Flow Information

For purposes of the statement of cash flows, all highly liquid investments with a maturity date of three months or less are considered to be cash equivalents. Cash and cash equivalents include checking accounts and money market funds.

Year ended March 31,                                         1996       1995
Noncash financing and investing activities:
	  Purchase of equipment through capital lease
     obligations                                     $      10,652  $      --
   Deposit on equipment applied toward the equipment
     purchase                                              164,800         --
	  Deferred public offering costs applied to the
     proceeds                                              403,164         --
   Note receivable from exercise of common stock
     options and sale of common stock                   11,596,200  1,200,000
   Employee severance payment made through issuance
     of common stock                                            --     34,216
  	Consulting and directors fees paid through issuance
     of common stock warrants                              329,794         --

Cash paid for:
	  Interest                                                 64,946    748,366

                             GALAXY FOODS COMPANY

                        NOTES TO FINANCIAL STATEMENTS
                                  (Continued)

(15)	Subsequent Event

Sale of Securities
Subsequent to March 31, 1996, the Company completed a private placement of 1,337,524 shares of the Company's common stock at an aggregate price of $2,000,000, and 4,000 shares of the Company's convertible preferred stock at an aggregate price of $4,000,000. The holders of the convertible preferred stock have the right to convert such shares into shares of the Company's common stock at any time after June 30, 1996 at a conversion price equal to 71.5% of the average market price of the common stock for the five consecutive trading days ending one trading day prior to the date of the Company's receipt of a notice of conversion from the holder; provided that none of the buyers' aggregate shares of the Company's common stock exceed 4.9% of the then outstanding shares of common stock.

Equipment Purchases
Subsequent to March 31, 1996, the Company made a commitment to purchase equipment from a vendor for a total cost of approximately $1,448,000. The Company paid approximately $217,000 in May 1996 as a downpayment toward this equipment.


Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

Not Applicable.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The following table sets forth the current directors and executive officers of the Company as of June 20, 1996, as well as their respective ages and positions with the Company:


Name                           Age   Positions

Angelo S. Morini (1)(2)         53   Chairman of the Board of Directors,
                                     President, and Chief Executive Officer
LeAnn H. Davis                  26   Chief Financial Officer and Assistant
                                     Secretary
Earl G. Tyree (1)               75   Director
Douglas A. Walsh (1)(2)         51   Director
Marshall K. Luther(2)           43   Director
Richard D. Gentile              39   Director until January 1996

(1)	Compensation and Benefits Committee
(2)	Audit Committee

Each director is elected to hold office until the next annual meeting of shareholders and until his successor is chosen and qualified. The officers of the Company are elected annually at the first Board of Directors meeting following the annual meeting of shareholders, and hold office until their respective successors are duly elected and qualified, unless sooner displaced. There are no family relationships among the Company's executive officers.

Angelo S. Morini has been President of the Company since its inception and is the inventor of formagg. He was elected Chairman of the Board of Directors, President, and Chief Executive Officer in 1987. Between 1974 and 1980, Mr. Morini was the general manager of Galaxy Cheese Company, which operated as a sole proprietorship until its incorporation in May 1980. Prior to 1974, he was associated with the Food Service Division of Pillsbury Company and the Post Division of General Foods Company. In addition, he worked in Morini Markets, his family-owned and operated chain of retail grocery stores in the New Castle, Pennsylvania, area. Mr. Morini received a B.S. degree in Business Administration from Youngstown State University in 1968.

LeAnn H. Davis, CPA was employed by the Company as the Controller on December 18, 1995 and on January 18, 1996 was elected Chief Financial Officer and Assistant Secretary. Prior to joining the Company, Ms. Davis worked as an senior auditor for Coopers and Lybrand LLP in Orlando, Florida from 1994 to 1995. From 1992 to 1994, she worked for the local public accounting firm of Pricher and Company in Orlando, Florida as a senior auditor and tax accountant. Prior to 1992, Ms. Davis worked for Arthur Andersen LLP as a staff auditor. During her years in public accounting, Ms. Davis was responsible for coordinating and overseeing audits on a variety of clients including manufacturing, insurance and pharmaceutical companies, time-share developers and homeowners associations, as well as not-for-profit organizations. Ms. Davis earned a BS in Business Administration and a BS in Accounting from Palm Beach Atlantic College in West Palm Beach, Florida in May 1990 and a Masters in Accounting from Florida State University, Tallahassee, Florida in August 1991.

Earl G. Tyree has been a director of the Company since September 1992. From 1980 to present, Mr. Tyree has been President of Bruce Novograd Advertising Agency, a company he co-founded. From 1975 to 1979, Mr. Tyree was with American Home Products Corporation, as President - John F. Murray Division. From 1961 to 1975, Mr. Tyree was most recently President and Chief Executive Officer of the Bayer Company (Bayer Aspirin), the Charles H. Philips Company (Milk of Magnesia), and Glenbrook Laboratories, all divisions of Sterling Drug, Inc. Mr. Tyree attended the University of Richmond where he majored in accounting.

Douglas A. Walsh, D.O., has been a director of the Company since January 1992. Dr. Walsh has been a practicing physician since 1970, specializing in Family Practice and Sports Medicine. From 1984 to present, he has been affiliated with Family Doctors, a four-physician group located in Tampa, Florida. From 1971 to 1984, he was the Health Commissioner for Mahoning County, Ohio, and from 1983 to 1985, he was the Clinic Commander for the U.S. Air Force 911 Tac Clinic in Pittsburgh, Pennsylvania. From 1985 to 1988, he was a flight surgeon at Patrick Air Force Base, Cocoa Beach, Florida. Dr. Walsh's teaching appointments include Associate Professor of Family Practice (Clinical) at Ohio University and Clinical Preceptor at the University of Health Sciences, Kansas City, Missouri. Dr. Walsh received a B.S. degree in Microbiology from the University of Houston, Houston, Texas, in 1965, and a D.O. degree from the University of Health Sciences, Kansas City, Missouri, in 1970. Dr. Walsh also serves as a team physician for the Pittsburgh Pirates and as a consultant for the Atlanta Braves.

Marshall K. Luther was elected to the Board of Directors on January 31, 1996. From 1993 to 1995, Mr. Luther served as Senior Vice President, Marketing of Tropicana Products, Inc. and from 1975 to 1992, he served in various marketing positions for General Mills International Restaurants. Mr. Luther received his BS in Engineering from Brown University in 1974 and his M.B.A. in Marketing from the Wharton Graduate School of Business in 1976.

Richard D. Gentile, M.D., had been a director of the Company since June 1993. His term ended with the Company at the annual shareholders meeting on January 31, 1996. Dr. Gentile has been a practicing physician since 1982, specializing in Otolaryngology - Head and Neck Surgery. Dr. Gentile received a B.S. degree in Genetics from Ohio State, Columbus, Ohio in 1987, a Doctor of Medicine from the University of Cincinnati, Ohio, in 1982, and a Master's degree in Business Administration from Youngstown State University in 1991.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Based upon the Company's review of Forms 5 furnished to the Company with respect to its fiscal year ended March 31, 1996, each of the following directors, officers or beneficial owners of more than ten percent of the Company's Common Stock filed a Form 5 reporting previously unreported transactions which were reportable, or previously unreported holdings which became reportable, during such fiscal year: Earl G. Tyree, Douglas A. Walsh and Richard D. Gentile. Each of these directors reported holdings which became reportable on or before November 10, 1995. All of the Forms 5 were filed on a timely basis.

Item 10.  Executive Compensation.

The following table sets forth the compensation of the Company's Chief Executive Officer and any executive officer of the Company, other than the Chief Executive Officer, whose aggregate compensation exceeded $100,000 for the fiscal years ended March 31, 1996, 1995, and 1994.

SUMMARY COMPENSATION TABLE

                                                                Long Term Compensation
                            Annual Compensation                 Awards                   Payouts
(a)                    (b)	   (c)    (d)       (e)         (f)          (g)           (h)         (i)
                                              Other                   Securities                  All
                                              Annual     Restricted   Under-                     Other
Name and                                      Compen-    Stock        lying           LTIP      Compen-
Principal             Fiscal Salary Bonus     sation     Award(s)     Options/        Payouts    sation
Position	             Year    ($)     ($)      ($)         ($)        SARs (#)        ($)         ($)
Angelo S. Morini (1)  1996 227,917    -      14,704(2)  11,572,200   18,000,000        - 	         -
Chairman of the       1995 196,999    -      14,496(3)   1,200,000    2,400,000        -           -
Board of Directors    1994 192,824    -       8,257(4)           -            -        -           -
President, and Chief
Executive Officer

(1) For the fiscal years ended March 31, 1996, 1995, and 1994, Mr. Morini was also paid $8,208, $33,577 and $24,535, respectively, for interest on three loans, aggregating $1,035,652, made to the Company by Mr. Morini. The interest rates on these notes ranged from 12% to 14% per annum. These notes were paid in full by June 7, 1995. On October 10, 1995, the Company entered into an employment agreement with Mr. Morini upon terms and conditions approved by the Board of Directors. In accordance with the terms of such employment agreement, Mr. Morini was granted the right to purchase up to 18,000,000 shares of the Company's Common Stock at a per share price of 110% of the average closing bid price as reported on the NASDAQ System for the ten trading days preceding the receipt by the Company of written notice of Mr. Morini's election to purchase shares. Mr. Morini exercised this option on October 11, 1995, for a price per share of $0.6429 and currently owes $11,572,200 for a note payable to the Company. On August 11, 1993, the Board of Directors approved the issuance to Angelo S. Morini of an option to purchase 2,400,000 shares of the Company's Common Stock for a purchase price of $.50 per share in consideration for Mr. Morini's past services to the Company, the pledge by Mr. Morini of all of then-current shares owned by Mr. Morini to the Company's principal lender, J&C Resources, Inc. ("J&C"), to secure loans made to the Company, and the subordination of all loans made by Mr. Morini to the Company to payment of the sums due J&C. Mr. Morini exercised this option on November 4, 1994 and currently owes $1,200,000 for a note payable to the Company. See "Management - Certain Relationships and Related Party Transactions."

(2) For the fiscal year ended March 31, 1996, the Company paid $9,107 in lease payments for Mr. Morini's automobile and $5,597 in club dues for Mr. Morini.

(3) For the fiscal year ended March 31, 1995, the Company paid $9,107 in lease payments for Mr. Morini's automobile and $5,389 in club dues for Mr. Morini.

(4) For the fiscal year ended March 31, 1994, the Company paid $8,257 in lease payments for Mr. Morini's automobile.

Each non-employee director who served on the Board of Directors during the last fiscal year received a fee plus expenses for his services. The fee was $500 per meeting for fiscal years after March 31, 1993. The following table sets forth information concerning individual grants of stock options and freestanding stock appreciation rights ("SARs") made during the fiscal year ended March 31, 1996, to each of the executive officers named in the Summary of Compensation Table above:

                                    OPTION/SAR GRANTS
                          For the Fiscal Year Ended March 31, 1996

                                   Individual Grants

(a)                     (b)            (c)               (d)          (e)
                      Number of      % of Total
                      Securities     Options/SARs
                      Underlying     Granted to       Exercise
                      Options/SARs   Employees in     or Base	     Expiration
Name                  Granted (#)    Fiscal Year      Price ($/Sh)    Date

Angelo S. Morini(1)   18,000,000         99%          $0.6429       8/10/2000

(1) On October 10, 1995, the Company entered into an employment agreement with Mr. Morini upon terms and conditions approved by the Board of Directors. In accordance with the terms of such employment agreement, Mr. Morini was granted the right to purchase up to 18,000,000 shares of the Company's Common Stock at a per share price of 110% of the average closing bid price as reported on the NASDAQ System for the ten trading days preceding the receipt by the Company of written notice of Mr. Morini's election to purchase shares. Mr. Morini exercised this option on October 11, 1995, for a price per share of $0.6429 and currently owes $11,572,200 for a note payable to the Company. See "Management
- - Certain Relationships and Related Transactions."

The following table sets forth information concerning each exercise of stock options and freestanding stock appreciation rights during the fiscal year ended March 31, 1996, by each of the executive officers named in the Summary of Compensation Table above, and the fiscal year-end value of unexercised options and SARs.

                                       OPTION/SAR EXERCISES
                              For the Fiscal Year Ended March 31, 1996

Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End
                            Option/SAR Values

(a)                     (b)          (c)           (d)               (e)
                                                Number of
                                                Securities       Value of
                                                Underlying	    Unexercised
                                                Options/SARs   Options/SARs
                                                at FY-End (#)  at FY-End ($)
                       Shares	       Value
                       Acquired    Realized   Exer-   Unexer-   Exer-  Unexer-
Name                on Exercise (#)   ($)    cisable  cisable  cisable cisable

Angelo S. Morini (1) 18,000,000   11,572,200  141,500       0  221,094(2)    0

(1) On October 10, 1995, the Company entered into an employment agreement with Mr. Morini upon terms and conditions approved by the Board of Directors. In accordance with the terms of such employment agreement, Mr. Morini was granted the right to purchase up to 18,000,000 shares of the Company's Common Stock at a per share price of 110% of the average closing bid price as reported on the NASDAQ System for the ten trading days preceding the receipt by the Company of written notice of Mr. Morini's election to purchase shares. Mr. Morini exercised this option on October 11, 1995, for a price per share of $0.6429 and currently owes $11,572,200 for a note payable to the Company. See "Management - Certain Relationships and Related Transactions."

(2) The value of the unexercised shares at March 31, 1996 is based on the difference between the closing sales price of the Company's Common Stock of $2.0625 on March 29, 1996 and an exercise price of $0.50.

EMPLOYMENT AGREEMENT OF CHIEF EXECUTIVE OFFICER

As of October 10, 1995, the Company entered into an Employment Agreement (the "Agreement") with Angelo S. Morini, the Company's President and Chief Executive Officer. The Agreement has a term of five years and provides for an annual base salary of $250,000. Additionally, Mr. Morini will receive an annual bonus in an amount equal to five percent of the Company's pre-tax net income for book purposes, as determined by the Company's independent certified public accounting firm. Other material provisions of the Agreement are as follows:

	1.	Mr. Morini shall have the right to purchase (the "Purchase Rights") up to
18,000,000 shares of the Company's Common Stock at a per share price of 110%
of the average closing bid price as reported on the NASDAQ System for the ten trading days preceding the receipt by the Company of written notice of Mr.
Morini's election to purchase shares.  The purchase price for such shares may be evidenced by a promissory note executed by Mr. Morini in favor of the
Company, which note shall bear interest at a rate at least equal to the applicable federal rate established by the United States Internal Revenue
Service.  The promissory note shall have a term of five years.  Mr. Morini shall have the option to extend the note for up to five additional years provided that he pays at least one-third of the then accrued but unpaid interest, with any remaining unpaid interest to be added to principal.  Any such promissory note shall be secured by a first priority security interest in all shares purchased by Mr. Morini in conjunction with the exercise of the
Purchase Rights as evidenced by a stock pledge and security agreement executed by Mr. Morini in favor of the Company.

	2.	Mr. Morini shall be granted certain options to purchase Common Stock upon the Company's achievement of each of the following milestone events:

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

	3.	The Agreement is terminable by Mr. Morini upon the delivery of written notice of termination in the event that a majority of the Company's Board of
Directors is at any time comprised of persons for whom Mr. Morini did not vote in his capacity as a director or a shareholder of the Company (a "Change of
Control").  If Mr. Morini abstains from voting for any person as a director, such abstention shall be deemed to be an affirmative vote by Mr. Morini for such person as a director.

	4.	If the Agreement is terminated, regardless of the reason for such termination, Mr. Morini shall be entitled to retain all unexercised Purchase Rights and options granted under the Agreement and all shares of Common Stock issued in connection with the exercise of such Purchase Rights and options, and shall receive all earned but unpaid base salary through the effective date of termination and all accrued but unpaid bonuses for the fiscal year(s) ending prior to the effective date of termination. Additionally, in the event that Mr. Morini's employment is terminated without cause or due to his death, total disability or legal incompetence, or if Mr. Morini terminates his employment upon a Change of Control, the Company shall pay to Mr. Morini or his estate severance pay equal to three times the amount of Mr. Morini's annual base salary (before deductions for withholding, employment and unemployment taxes), and a bonus for the year of termination and the following two years equal to the average of the two bonuses paid to Mr. Morini under the Agreement.

	5.	In the event of a Change of Control, Mr. Morini may, at any time thereafter, require that the Company purchase up to 1,638,564 shares of his Common Stock at a purchase price of $.50 per share, subject to adjustment for any increase or decrease in the number of outstanding shares of the Company's Common Stock or in the event that the Common Stock is changed into or exchanged for a different number or class or kind of shares or securities of the Company, by reason of merger, consolidation, reorganization, recapitalization, reclassification, stock dividend, stock split, combination of shares, exchange of shares, change in corporate structure or the like.

	6.	The Company extended the maturity date of that certain Promissory Note dated as of November 4, 1994, executed by Mr. Morini in favor of the Company in the principal amount of $1,200,000 in conjunction with his exercise of options previously granted by the Company for two additional years until
November 4, 2001.

	7.	Mr. Morini has agreed that in the event he voluntarily terminates his employment with the Company or if he is terminated for "cause" (as defined in the Agreement), he will not compete with the Company for a period of one year following the date of termination of his employment with the Company, whether as an employee, officer, director, partner, shareholder, consultant or independent contractor in any business substantially similar to that conducted by the Company within those areas in the United States in which the Company is doing business as of the date of termination.

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

CERTAIN PLANS

1987 Stock Plan -- The 1987 Stock Plan of the Company (the "1987 Plan") was adopted by the Board of Directors of the Company on May 18, 1987, and was approved by the shareholders of the Company on May 19, 1987. On October 1, 1991, the Board of Directors amended the 1987 Plan to increase the number of shares of Common Stock available for issuance from 400,000 shares to 600,000 shares. The shareholders of the Company ratified such amendment on January 31, 1992. Under the 1987 Plan, directors, officers and employees of the Company, and consultants to the Company, may acquire a proprietary interest in the Company through the purchase or other acquisition of Common Stock; such Common Stock may be acquired through awards, by direct purchase, or through the exercise of options granted under the 1987 Plan to purchase Common Stock under specified conditions at prescribed prices. Interests under the 1987 Plan, as amended, up to and including the sum of 200,000 shares, were registered with the SEC on March 2, 1992, through the filing of Form S-8.

The 1987 Plan is administered by the Board of Directors or the Compensation Committee which is authorized to determine which individuals will receive options or awards and which individuals will be provided with the opportunity to make direct purchases of Common Stock. The Board of Directors or the Compensation Committee also is authorized and responsible for determining the number of shares subject to each option, award and purchase, whether any options that are granted are to be exercisable in full at the time of grant or in installments, and any other terms and provisions pertaining to an option, award or purchase, including the purchase or exercise price.

Options granted under the 1987 Plan may be either (i) options intended to constitute incentive stock options ("ISOs") under the Internal Revenue Code of 1986, as amended (the "Code"); or (ii) nonqualified stock options ("NQSOs"). ISOs may be granted under the Plan to employees and officers of the Company. NQSOs may be granted to consultants, directors (whether or not they are employees), employees and officers of the Company. Awards of Common Stock may be made to consultants, directors, employees or officers of the Company; direct purchases of Common Stock also may be made by such individuals.

Common Stock options to purchase 22,500 shares were granted under the 1987 Plan during the fiscal year ended March 31, 1995. Also, during that fiscal year, options granted under the 1987 Plan covering 15,000 shares of Common Stock were surrendered or terminated without being exercised. During the fiscal year ended March 31, 1996, NQSOs covering 140,000 shares of Common Stock were granted under the 1987 Plan, to provide additional incentives to the following employees:

                                          Shares               Exercise
                                          Subject              Price
Name of Optionee                          to Option	           Per Share
	Christine Carlile. . . . . . . . .         5,000               $0.53
	LeAnn Davis. . . . . . . . . . . .        15,000               $0.52
	Karen FerDon . . . . . . . . . .           5,000               $0.53
	Jacque Fisher. . . . . . . . . . .         5,000               $0.59
	Dawn Johnson . . . . . . . . . .           5,000               $0.53
	Ellen Juliano. . . . . . . . . . .         5,000               $0.62
	Brian Wendelschaefer . . . .             100,000               $0.50
                                          140,000

On August 31, 1993, the disinterested members of the Board of Directors reduced to $.50 per share the exercise price for options held by certain executives of the Company representing 306,500 shares of Common Stock, including options for 141,500 shares of Common Stock being held by Mr. Angelo Morini, in recognition of the then-current market value of Common Stock. That market value was determined on the basis of the closing bid quotation price for Common Stock on the NASDAQ over-the-counter market on August 3, 1993. The reduction in price was made to encourage the commitment and loyalty to the Company, and to provide renewed incentive to such executives. As part of the reduction in exercise price, the Compensation Committee converted ISOs for 198,500 shares of Common Stock into NQSOs for the same number of shares, in accordance with the terms of the 1987 Plan.

1991 Non-Employee Director Stock Option Plan -- The 1991 Non-Employee Director Stock Option Plan (the "1991 Director Plan") was adopted by the Board of Directors of the Company on October 1, 1991, to provide incentive to outside directors of the Company through the periodic granting on NQSOs to such outside directors. The 1991 Director Plan was approved by the shareholders of the Company on January 31, 1992. Under the 1991 Director Plan as originally adopted and approved, 33,500 shares of Common Stock were authorized for issuance, subject to adjustment for capital changes. The Compensation Committee is responsible for the discharge of any administrative matters; however, since the 1991 Director Plan is a formula-based plan by its terms, few administrative matters arise. Interests under the 1991 Director Plan, as originally adopted and approved, were registered with the SEC on March 2, 1992, through the filing of Form S-8.

Under the 1991 Director Plan, each eligible non-employee director received on October 1, 1991 (the "Approval Date"), in consideration for his prior years of service as a director of the Company, NQSOs to purchase approximately 83.33 shares of Common Stock for each month (or fraction of a month) that such director had served on the Board of Directors prior to the Approval Date; as such, directors serving on the Board of Directors on the Approval Date could be granted NQSOs to purchase 1,000 shares of Common Stock for each full year spent as a director of the Company. Options for fractional shares were rounded to the next highest whole number. On each anniversary of the Approval Date, until the expiration of the 1991 Director Plan on September 30, 1996 (or, if earlier, the date the number of shares reserved for issuance under the 1991 Director Plan has been exhausted), each eligible director who has served for an entire year prior to such anniversary is automatically granted an option to purchase an additional 1,000 shares of Common Stock. Each individual thereafter elected to the Board of Directors who has served for less than an entire year (determined each year, as of the Approval Date) is granted NQSOs for a prorated number of shares of Common Stock, depending on how many months that individual has served as a director during the prior year. All NQSOs granted under the 1991 Director Plan have an exercise price equal to the fair market value per share of Common Stock on the date of grant. Options granted under the original terms of the 1991 Director Plan are exercisable in full at the time of grant. An optionee who ceases to be a director of the Company other than by reason of death continues to have the right to exercise the NQSOs granted under the original provisions of the 1991 Director Plan, including the original term of such option. In the event an optionee dies, the 1991
Director Plan provides for the exercise of an option on behalf of the deceased director. Options may not be assigned or transferred except by will or by operation of the laws of descent and distribution.

Other Grants to Directors -- Since September 24, 1987, the Board has approved the grant of the following additional options to purchase shares of Common Stock of the Company to the following current and former nonemployee directors:

                                                 Number of Shares
                                                  of Common Stock
 Name of Optionee/Director                  Initially Subject to Option
	Richard Gentile (1). . . . . . . . . . .              15,250
	Earl Tyree (2) . . . . . . . . . . . . . .            16,000
	Douglas Walsh (3). . . . . . . . . . . . .            16,667
	Sheldon Tannen . . . . . . . . . . . . . .            20,000
	Charles Tanner . . . . . . . . . . . . . .            15,000
	William Rawlings . . . . . . . . . . . . .            20,000
	Stanley Turk . . . . . . . . . . . . . . .            19,000
	Michael Monus. . . . . . . . . . . . . . .            15,584
	Thomas Singer. . . . . . . . . . . . . . .            20,000
	Joseph C. McNay. . . . . . . . . . . . . .            15,000
	Robert Kowalski . . . . . . . . . . . . . .            8,000
	Marshall K. Luther (4) . . . . . . . . . .            15,000

(1) Dr. Gentile, a former member of the Board of Directors, was granted an option on June 19, 1993, for an aggregate of 15,000 shares at an exercise price of $1.25 per share. The closing bid price of the Company's Common Stock as quoted on the NASDAQ System on June 18, 1993 was $1.25 per share. Dr. Gentile's exercise price was increased to $2.00 per share on January 31, 1994. The closing bid price of the Company's Common Stock as quoted on the NASDAQ System on January 28, 1994 was $4.625 per share. Dr. Gentile exercised his option as to all 15,000 shares on February 14, 1994. On October 1, 1993, Dr. Gentile was granted an option to acquire 250 shares at an exercise price of $2.125 per share. This option expires on October 1, 2003. The closing bid price of the Company's Common Stock as quoted on the NASDAQ System on September 30, 1993, was $2.00 per share. On January 31, 1994, the exercise price of this option was reduced to $2.00 per share. The closing bid price of the Company's Common Stock as quoted on the NASDAQ System on January 28, 1994 was $4.625 per share. Dr. Gentile's remaining 250 shares are currently exercisable.

(2) Mr. Tyree, a current member of the Board of Directors, was granted an option to acquire 15,000 shares of Common Stock on September 11, 1992 for an exercise price of $2.88 per share. This option expires on September 11, 2002. The closing bid price of the Company's Common Stock as quoted on the NASDAQ System on September 10, 1992 was $2.875 per share. Mr. Tyree was granted an additional option on October 1, 1993 to acquire 1,000 shares of Common Stock at an exercise price of $2.125 per share. This option expires on October 1, 2003. The closing bid price of the Company's Common Stock as quoted on the NASDAQ System on September 30, 1993 was $2.00 per share. The exercise price of all of Mr. Tyree's options was reduced to $2.00 per share on January 31, 1994. The closing bid price of the Company's Common Stock as quoted on the

NASDAQ System on January 28, 1994 was $4.625 per share. All of Mr. Tyree's options currently are exercisable.

(3) Dr. Walsh, a current member of the Board of Directors, was granted an option to acquire 15,000 shares of Common Stock on January 31, 1992 for an exercise price of $3.00 per share. This option expires on January 31, 2002. The closing bid price of the Company's Common Stock as quoted on the NASDAQ System on January 30, 1992 was $2.50 per share. Dr. Walsh was granted an additional option on October 1, 1992 to acquire 667 shares of Common Stock at an exercise price of $2.875 per share. This option expires on October 1, 2002. The closing bid price of the Company's Common Stock as quoted on the NASDAQ System on September 30, 1992 was $2.625 per share. Dr. Walsh was granted an additional option on October 1, 1993 to acquire 1,000 shares of Common Stock at an exercise price of $2.125 per share. This option expires on October 1, 2003. The exercise price of all of Dr. Walsh's options was reduced to $2.00 per share on January 31, 1994. The closing bid price of the Company's Common Stock as quoted on the NASDAQ System on January 28, 1994 was $4.625 per share. All of Dr. Walsh's options currently are exercisable.

(4) Mr. Luther, a current member of the Company's Board of Directors, holds warrants to acquire 50,000 shares of Common Stock at a price of $0.6407 per share. These warrants were granted as compensation for work per the terms of Mr. Luther's agreement with the Company to serve as Senior Vice President of Marketing for a term of one year. In addition, Mr. Luther was granted options to acquire 15,000 shares of the Company's Common Stock on January 31, 1996, for an exercise price of $0.8125 per share, which option expires on January 31, 2006. The closing bid price of the Company's Common Stock as quoted on the NASDAQ System on January 30, 1996 was $0.71875 per share.

In addition, on August 11, 1993, the Board of Directors approved the issuance to Angelo S. Morini of an option to purchase 2,400,000 shares of the Company's Common Stock for a purchase price of $.50 per share in consideration for Mr. Morini's past services to the Company, the pledge by Mr. Morini of all then-current shares owned by Mr. Morini to the Company's principal lender, J&C, to secure loans made to the Company, and the subordination of all loans made by Mr. Morini to the Company to payment of sums due J&C. The Board approved Mr. Morini's payment for the shares issued upon exercise of the option by way of a promissory note in favor of the Company, payable in full, without interest, five years from the date of execution. The promissory note used to pay for the shares would be secured by a pledge of the shares of Common Stock issued to Mr. Morini upon exercise of this option. On November 4, 1994, Mr. Morini exercised this option to purchase the shares and executed in favor of and delivered to the Company the promissory note in the principal amount of $1,200,000 evidencing the purchase price of the shares and a stock pledge and security agreement encumbering such shares to secure such note. See "Management - Certain Relationships and Related Party Transactions."

On October 10, 1995, Mr. Morini received an option to purchase up to 18,000,000 shares of Common Stock in accordance with the terms of his employment
Agreement as approved by the Board of Directors. As of October 11, 1995, Mr. Morini exercised the option with respect to all 18,000,000 shares of Common Stock. Pursuant to the terms of the employment agreement, Mr. Morini executed in favor of the Company a balloon promissory note in the principal amount of $11,572,200 to evidence the purchase price for the shares of Common Stock.
The note bears interest at the rate of seven percent per annum and is due and payable in full on October 11, 2000, subject to Mr. Morini's option to extend the note for up to five additional years provided that he pays at least one-third of the then accrued but unpaid interest, with any remaining unpaid interest to be added to principal. In order to secure the note, Mr. Morini executed in favor of the Company a stock pledge and security agreement pursuant to which Mr. Morini granted the Company a first priority security interest in all of the shares obtained upon the exercise of his option. See "Management - Certain Relationships and Related Transactions."

The options granted to Mr. Morini as described in the preceding paragraphs and the options granted to the non-employee directors described in the forgoing table were not granted pursuant to a plan approved by the shareholders of the Company, and the shares underlying such options are not included in the Registration Statement on Form S-8 described above. Accordingly, shares issued pursuant to the options described above as "Other Grants to Directors" will constitute upon exercise, "restricted" securities and may thereafter be sold to the public generally only pursuant to an effective registration statement or pursuant to Rule 144.

1991 Employee Stock Purchase Plan -- The 1991 Employee Stock Purchase Plan (the "1991 Purchase Plan") was adopted by the Board of Directors on December 10, 1991, and was approved by the shareholders of the Company on January 31, 1992. The 1991 Purchase Plan provides a general incentive to all regular employees of the Company by providing them with an opportunity to purchase Common Stock at a discount, thereby encouraging all regular Company employees to share in the fortunes of the Company by acquiring a proprietary interest in the Company at a favorable price.

Through the 1991 Purchase Plan, an aggregate of 250,000 shares of Common Stock have been made available for purchase by those Company employees who participate. All Company employees who have completed six months of employment with the Company and are customarily employed for more than 20 hours per week and more than five months per calendar year are eligible to participate; those who choose to participate receive nontransferable options to purchase Common Stock at less than fair market value. However, Company employees who own 5% or more of the total combined voting power or value of all classes of stock of the Company and directors who are not Company employees are not eligible to participate in the 1991 Purchase Plan. The 1991 Purchase Plan is administered by the Compensation Committee. Interests under the 1991 Purchase Plan were registered with the SEC on March 2, 1992, through filing of Form S-8.

The opportunity to purchase Common Stock is provided every six months, commencing each March 1 and September 1. Eligible employees participate by filing a written election to contribute between 2% and 10% of their total compensation. All contributions are made by payroll deduction. An eligible employee can purchase a maximum of 5,000 shares of Common Stock in a single plan year (a maximum of 2,500 shares during each six month purchase period). However, a participating employee may not in any event purchase Common Stock having a value of more than $25,000 (based on the value of Common Stock at the beginning of each six month purchase period) in any individual calendar year. The Company retains all withheld funds, without crediting any interest, pending the issuance of Common Stock. Common Stock purchased under the 1991 Purchase Plan is distributed to purchasing employees, in the form of stock certificates evidencing those shares so purchased, as soon as practicable following the close of each six month purchase period. Withholding in excess of the amounts capable of being used under the 1991 Purchase Plan to purchase Common Stock is refunded to the participating employees from whom such amounts were withheld, after the purchase of Common Stock is completed.

The purchase price at which Common Stock is sold to participating employees under the 1991 Purchase Plan generally is equal to the lesser of (i) 85% of the fair market value of shares of Common Stock on the first business day of the six-month purchase period; or (ii) 85% of the fair market value of shares of Common Stock on the last business day of such six-month purchase period. The 1991 Purchase Plan is intended to function as an employee stock purchase plan under Section 423 of the Code; accordingly, participating Company employees who purchase shares of Common Stock at a discount are not subject to federal taxation on the value of such discount (generally, 15% of fair market value), unless and until they either dispose of such shares or die while holding such shares.

Common Stock is provided under the 1991 Purchase Plan solely through the issuance of Common Stock by the Company; no shares of Common Stock have been purchased in the open market to satisfy employee elections made under the 1991 Purchase Plan, and the Company does not expect that any such open market purchases will occur in the future. The 1991 Purchase Plan expires on January 31, 2001 or at such time when all or substantially all of the 250,000 shares of Common Stock reserved for issuance under the 1991 Purchase Plan have been purchased.

Additional Single Purpose Plan -- Since March 1993, the Company and
Continental Capital & Equity Corporation ("Continental") executed three agreements whereby Continental would provide public relation services for the Company. Continental is a public relations and direct marketing advertising firm specializing in the dissemination of information about companies whose securities are traded on an exchange or on the NASDAQ System. Under the terms of the agreements, dated March 27, 1993, December 30, 1993, and May 30, 1994, Continental was to be paid $125,000, $125,000, and $190,000, respectively, in each instance payable in Common Stock; and, accordingly, Continental was issued 138,000 shares, 41,700 shares, and 95,000 shares, respectively. Interests under Continental Capital and Equity Corporation Financial Services Agreement plans were registered with the SEC on September 28, 1993, May 6, 1994, and July 18, 1994, through the filing of Forms S-8.

On January 3, 1995, the Company entered into a consulting agreement with Martin Consulting, Corporation ("Martin"), pursuant to which Martin would provide financial consulting and public relations services to the Company for the period ending December 31, 1995. Under the terms of the agreement, Martin received 200,000 shares of Common Stock having a fair market value of approximately $300,000. Common shares under the Martin Consulting Corporation Financial Services Agreement plans were registered with the SEC in January
1995, through the filing of Form S-8. On October 6, 1995, the Company extended Martin's consulting agreement until December 31, 1996, and, in consideration therefor, issued to Martin 200,000 additional shares of Common Stock having a fair market value on the date of issuance of approximately $112,500. Such shares were registered with the SEC on October 19, 1995, through the filing of Form S-8. Martin also received warrants to purchase 100,000 shares of Common Stock exercisable at $.5625 per share, which exercise price equaled the closing bid price of the Common Stock as listed on the NASDAQ System on October 6, 1995.


Item 11.  Security Ownership of Certain Beneficial Owners and Management.

BENEFICIAL OWNERS OF MORE THAN 5% OF THE COMPANY'S COMMON STOCK

The following table sets forth, to the knowledge of management, each person or entity who is the beneficial owner of more than 5% of the outstanding shares of the Company's Common Stock outstanding as of June 20, 1996 (assuming all of the outstanding rights, options, and warrants of the Company's Common Stock currently outstanding and exercisable are, in fact, exercised), the number of shares owned by each such person and the percentage of the outstanding shares represented thereby.

                                Amount and
Name and Address                Nature of	                     Percent of
of Beneficial Owner             Beneficial Ownership (1)       Class (2)

Angelo S. Morini
2441 Viscount Row
Orlando, Florida 32809           24,429,874 (3)                   44.4%

Cede & Co.
Box #20
Bowling Green Station
New York, New York               26,308,354 (4)                   47.8%

(1) The inclusion herein of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of these shares.

(2) The total number of shares outstanding assuming the exercise of all currently exercisable and vested options and warrants held by all executive officers, current directors, and holders of 5% or more of the Company's issued and outstanding Common Stock is 55,025,779 shares. Does not assume the exercise of any other options or warrants.

(3) Includes options to acquire 141,500 shares of the Company's Common Stock. All of Mr. Morini's options currently are exercisable at $.50 per share. The original exercise prices of the options ranged from $2.50 per share to $3.575 per share. The exercise prices of all Mr. Morini's options were reduced by the Board of Directors to $.50 per share on August 31, 1993. Options expire as to 50,000 shares on December 4, 1997, and as to 91,500 shares on October 1, 2001. Also includes 5,000 shares owned by Mr. Morini that are held in a nominee name and 2,000 shares held in joint tenancy.

(4) Cede & Co. is a share depository used by shareholders to hold stock in street name. Does not include 5,000 shares beneficially owned by Angelo S. Morini and held by Cede & Co. in street name.

SHARE OWNERSHIP OF OFFICERS AND DIRECTORS

The following table sets forth, as of June 20, 1996, the number of shares owned directly, indirectly and beneficially of each executive officer and director of the Company, and by all executive officers and directors as a group.
                            Amount and
Name and Address            Nature of                       Percent of
of Beneficial Owner         Beneficial Ownership (1)        Class (2)

Angelo S. Morini
Galaxy Foods Company
2441 Viscount Row
Orlando, Florida  32809        24,429,874 (3)                  44.4%

Earl G. Tyree
240 North Line Drive
Apopka, Florida  32703             18,000 (4)                     *

Douglas A. Walsh
607 Tamiami Trail
Ruskin, Florida  33570             18,667 (5)                     *

Marshall K. Luther
Galaxy Foods Company
2441 Viscount Row
Orlando, Florida  32809            65,000 (6)	                     *

LeAnn H. Davis
Galaxy Foods Company
2441 Viscount Row
Orlando, Florida  32809            17,600 (7)	                     *

All executive officers and
directors as a group           24,549,141                        44.6%

*  Less than 1%.

(1) The inclusion herein of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of these shares.

(2) The total number of shares outstanding assuming the exercise of all currently exercisable and vested options and warrants held by all executive officers, directors, and holders of 5% or more of the Company's issued and outstanding Common Stock is 55,025,779 shares. Does not assume the exercise of any other options or warrants.

(3) Includes options to acquire 141,500 shares of the Company's Common Stock. All of Mr. Morini's options currently are exercisable at $.50 per share. The original exercise prices of the options ranged from $2.50 per share to $3.575 per share. The exercise prices of all Mr. Morini's options were reduced by the Board of Directors to $.50 per share on August 31, 1993. Options expire as to 50,000 shares on December 14, 1997, and as to 91,500 shares on October 1, 2001. Also includes 5,000 shares owned by Mr. Morini that are held in a nominee name and 2,000 shares held in joint tenancy.

(4) Mr. Tyree, a current member of the Board of Directors, was granted an option to acquire 15,000 shares of Common Stock on September 11, 1992 for an exercise price of $2.88 per share. This option expires on September 11, 2002. The closing bid price of the Company's Common Stock as quoted on the NASDAQ System on September 10, 1992 was $2.875 per share. Mr. Tyree was granted an additional option on October 1, 1993 to acquire 1,000 shares of Common Stock at an exercise price of $2.125 per share. This option expires on October 1, 2003. The closing bid price of the Company's Common Stock as quoted on the NASDAQ System on September 30, 1993 was $2.00 per share. The exercise price of all of Mr. Tyree's then existing options was reduced to $2.00 per share on January 31, 1994. The closing bid price of the Company's Common Stock as quoted on the NASDAQ System on January 28, 1994 was $4.625 per share. On October 1, 1994, Mr. Tyree was granted an option to acquire 1,000 shares at an exercise price of $2.75 per share. The closing bid price of the Company's Common Stock as quoted on the NASDAQ System on September 30, 1994, was $2.875 per share. This option expires on October 1, 2004. On October 1, 1995, Mr. Tyree was granted an option to acquire 1,000 shares at an exercise price of $0.59 per share. The closing bid price of the Company's Common Stock as quoted on the NASDAQ System on September 29, 1995, was $0.59375 per share. This option expires on October 1, 2005. All of Mr. Tyree's options currently are exercisable.

(5) Dr. Walsh, a current member of the Board of Directors, was granted an option to acquire 15,000 shares of Common Stock on January 31, 1992 for an exercise price of $3.00 per share. This option expires on January 31, 2002. The closing bid price of the

Company's Common Stock as quoted on the NASDAQ System on January 30, 1992 was $2.50 per share. Dr. Walsh was granted an additional option on October 1, 1992 to acquire 667 shares of Common Stock at an exercise price of $2.875 per share. This option expires on October 1, 2002. The closing bid price of the Company's Common Stock as quoted on the NASDAQ System on September 30, 1992 was $2.625 per share. The exercise price of all of Dr. Walsh's then existing options was reduced to $2.00 per share on January 31, 1994. The closing bid price of the Company's Common Stock as quoted on the NASDAQ System on January 28, 1994 was $4.625 per share. On October 1, 1994, Dr. Walsh was granted an option to acquire 1,000 shares at an exercise price of $2.75 per share. The closing bid price of the Company's Common Stock as quoted on the NASDAQ System on September 30, 1994, was $2.875 per share. This option expires on October 1, 2004. On October 1, 1995, Dr. Walsh was granted an option to acquire 1,000 shares at an exercise price of $.59 per share. The closing bid price of the Company's Common Stock as quoted on the NASDAQ System on September 29, 1995, was $.59375 per share. This option expires on October 1, 2005. All of Dr. Walsh's options currently are exercisable.

(6) Mr. Luther, a current member of the Company's Board of Directors, holds warrants to acquire 50,000 shares of Common Stock at a price of $0.6407 per share. These warrants were granted as compensation for work per the terms of Mr. Luther's agreement with the Company to serve as Senior Vice President of Marketing for a term of one year. In addition, Mr. Luther was granted options to acquire 15,000 shares of the Company's Common Stock on January 31, 1996, for an exercise price of $.8125 per share, which option expires on January 31, 2006. All of Mr. Luther's options currently are exercisable.

(7) Includes options to acquire 15,000 shares of the Company's Common Stock which were granted to Ms. Davis on December 18, 1995 pursuant to the Company's 1987 Stock Option Plan. Such options are exercisable at $0.5156 per share and expire on December 19, 2005. Half of Ms. Davis' options currently are exercisable.


Item 12.  Certain Relationships and Related Transactions.

On December 6, 1994, Albert Morini, a former employee of the Company and the brother of Mr. Angelo Morini, the Company's President and Chief Executive Officer, acquired 21,121 shares of Common Stock for a price of $1.625. The purchase price for the shares was offset against certain obligations of the Company with respect to the payment of severance pay to Mr. Morini on December 6, 1994. The closing bid price of the Company's Common Stock as quoted on the NASDAQ System on December 5, 1994 was $1.625 per share. The Company has registered all of such shares.

On June 1, 1994, Julie Peterson, the corporate secretary of the Company and the wife of Mr. Angelo Morini, the Company's President and Chief Executive Officer, was issued options to acquire 48,000 shares of Common Stock pursuant to the Company's 1987 Stock Plan. Such options have an exercise price of $1.00 per share. The closing bid price of the Company's Common Stock as quoted on the NASDAQ System on June 1, 1994, was $2.50 per share. All such shares are subject to a registration statement filed with the SEC on Form S-8.

On August 28, 1995, the Company entered into a one year agreement with Marshall
K. Luther for Mr. Luther to serve in the capacity of Senior Vice President of Marketing. Mr. Luther will be overseeing marketing of the Company's product as well as identifying new markets and products. He is a former senior marketing executive with companies such as Tropicana Products Inc. and General Mills, Inc. Under the terms of this contract, Mr.

Luther received the right to purchase 50,000 shares of the Company's Common Stock at a price of $0.6407 per share. The Company has also agreed to pay a standard broker commission to Mr. Luther for any sales generated by him. Mr. Luther became a member of the Board of Directors of the Company on January 31, 1996.

On October 10, 1995, the Company entered into an employment agreement with Angelo S. Morini. The agreement increases Mr. Morini's base salary to $250,000 per year from $200,000. Additionally, the agreement details additional non-cash compensation based on the performance of the Company. The agreement also grants the rights to purchase up to 18,000,000 shares of the Company's Common Stock by Mr. Morini. See "Employment Agreement of Chief Officer."

Mr. Morini's brother works for the Company as Vice President of Marketing.

Item 13.  Exhibits and Reports on Form 8-K.

The following Exhibits are filed as part of this Form 10-KSB.

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

*3.4 Amendment to Certificate of Incorporation of the Company, filed on January 19, 1994 (Filed as Exhibit 3.4 to the Company's Registration Statement on Form SB-2, No. 33-80418, and incorporated herein by reference.)

 3.5 Amendment to Certificate of Incorporation of the Company, filed on July 11, 1995 (Filed herewith.)

 3.6 Amendment to Certificate of Incorporation of the Company, filed on January 31, 1996 (Filed herewith.)

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


* - Previously filed

Exhibit No  Exhibit Description

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

*10.8 Company's Registration Statement on Form S-8, Number 33-69546, filed September 28, 1993 (Filed as Exhibit 10.40 to the Company's Registration Statement on Form SB-2, Number 33-80418, and incorporated herein by reference.)

*10.9 Post-Effective Amendment No. 1 to Company's Registration Statement on Form S-8, Number 33-69546, filed October 28, 1993 (Filed as
            Exhibit 10.41 to the Company's Registration Statement on Form SB-2, Number 33-80418, and incorporated herein by reference.)

*10.10 Company's Registration Statement on Form S-8, Number 33-78684, filed May 6, 1994 (Filed as Exhibit 10.42 to the Company's Registration Statement on Form SB-2, Number 33-80418, and incorporated herein by reference.)

*10.11 Post-Effective Amendment No. 1 to Company's Registration Statement on Form S-8, Number 33-78684 (Filed June 6, 1994, and incorporated herein by reference.)

*10.12 Company's Registration Statement on Form S-8, Number 33-81636 (Filed July 18, 1994, and incorporated herein by reference.)

*10.13 Post-Effective Amendment No. 1 to Company's Registration Statement on Form S-8, Number 33-81636 (Filed August 10, 1994, and incorporated herein by reference.)

*10.14 Subscription for shares and investment letter, dated November 4, 1994, between the Company and Angelo S. Morini (Filed as Exhibit
            10.122 on report 10-QSB, for the quarterly period ended December 31, 1994, and incorporated herein by reference.)

*10.15      Balloon promissory note, dated November 4, 1994 (Filed as Exhibit
            10.123 on report 10-QSB, for the quarterly period ended December 31, 1994, and incorporated herein by reference.)

*10.16 Stock pledge and security agreement dated November 4, 1994 (Filed as Exhibit 10.124 on report 10-QSB, for the quarterly period ended December 31, 1994, and incorporated herein by reference.)

* - Previously filed

Exhibit No  Exhibit Description

*10.17 First Amendment to Lease Agreement between ANCO Company and the Company dated as of April 1, 1994 (Filed as Exhibit 10.76 on report 10-KSB for the fiscal year ended March 31, 1995, and incorporated herein by reference.)

*10.18 Consulting Agreement, dated March 15, 1995, between Lee Chira and the Company (Filed as Exhibit 10.77 on report 10-KSB for the fiscal year ended March 31, 1995, and incorporated herein by reference.)

*10.19 Consulting Agreement, dated March 15, 1995, between Martin Consulting, Inc. and the Company (Filed as Exhibit 10.78 on report 10-KSB for the fiscal year ended March 31, 1995, and incorporated herein by reference.)

*10.20 Selling Agreement, dated February 6, 1995, between Sands Brothers & Co., Ltd. and the Company (Filed as Exhibit 10.79 on report 10-KSB for the fiscal year ended March 31, 1995, and incorporated herein by reference.)

*10.21 Amendment Number 1 to Selling Agreement, dated February 14, 1995, between Sands Brothers & Co., Ltd. and the Company (Filed as
            Exhibit 10.80 on report 10-KSB for the fiscal year ended March 31, 1995, and incorporated herein by reference.)

*10.22 Amendment Number 2 to Selling Agreement, dated March 8, 1995, between Sands Brothers & Co., Ltd. and the Company (Filed as
            Exhibit 10.81 on report 10-KSB for the fiscal year ended March 31, 1995, and incorporated herein by reference.)

*10.23 Consulting agreement between the Company and Koi Communications Corporation, dated June 1, 1995. (Filed as Exhibit 10.82 on report 10-QSB for the quarterly period ended June 30, 1995, and incorporated herein by reference.)

*10.24 Employment Agreement dated as of October 10, 1995, by and between the Company and Angelo S. Morini (Filed as Exhibit 10.83 on report 8-K, and incorporated herein by reference.)

*10.25 Balloon Promissory Note dated as of October 11, 1995, by Angelo S. Morini in favor of the Company (Filed as Exhibit 10.84 on report 8-K, and incorporated herein by reference.)

*10.26 Stock Pledge and Security Agreement dated as of October 11, 1995, by and between the Company and Angelo S. Morini (Filed as Exhibit
            10.85 on report 8-K, and incorporated herein by reference.)

*10.27 Consulting agreement between the Company and Marshall K. Luther dated August 28, 1995 (Filed as Exhibit 10.86 on Form 10-QSB/A for the nine months ended December 31, 1995, and incorporated herein by reference.)

* - Previously filed

Exhibit No  Exhibit Description

 10.28      Amendment to Factoring Agreement (original agreement dated June 1,
            1993) dated January 29, 1996 between the Company and J.T.A. Factors, Inc. (Filed herewith.)

 27         Financial Data Schedule (Filed herewith.)



Reports on Form 8-K

No reports on Form 8-K were filed during the last quarter of the period covered by this report.













* - Previously filed

                                 SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.











	GALAXY FOODS COMPANY




Date:  June 29, 1996   /s/ Angelo S. Morini
                       Angelo S. Morini
                       Chairman and President
                       (Principal Executive Officer)






Date:  June 29, 1996   /s/ LeAnn H. Davis
                       LeAnn H. Davis, CPA
                       Chief Financial Officer
                       (Principal Financial and Accounting Officer)

                                 EXHIBITS

Exhibit No  Exhibit Description						                                Page No.

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

*3.4 Amendment to Certificate of Incorporation of the Company, filed on January 19, 1994 (Filed as Exhibit 3.4 to the Company's Registration Statement on Form SB-2, No. 33-80418, and incorporated herein by reference.)

 3.5        Amendment to Certificate of Incorporation of the Company,
            filed on July 11, 1995 (Filed herewith.)                       5

 3.6        Amendment to Certificate of Incorporation of the Company,
            filed on January 31, 1996 (Filed herewith.)                    7

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

*10.5       1991 Employee Stock Purchase Plan of the Company (Filed as
            Exhibit 4 (h) to the Company's Registration Statement on Form S-8, No. 33-46167, incorporated herein by reference.)


* - Previously filed

Exhibit No  Exhibit Description	                                     Page No.

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

*10.8 Company's Registration Statement on Form S-8, No. 33-69546, filed September 28, 1993 (Filed as Exhibit 10.40 to the Company's Registration Statement on Form SB-2, No. 33-80418, and incorporated herein by reference.)

*10.9 Post-Effective Amendment No. 1 to Company's Registration Statement on Form S-8, No. 33-69546, filed October 28, 1993 (Filed as Exhibit 10.41 to the Company's Registration Statement on Form SB-2, No. 33-80418, and incorporated herein by reference.)

*10.10 Company's Registration Statement on Form S-8, No. 33-78684, filed May 6, 1994 (Filed as Exhibit 10.42 to the Company's Registration Statement on Form SB-2, No. 33-80418, and incorporated herein by reference.)

*10.11 Post-Effective Amendment No. 1 to Company's Registration Statement on Form S-8, No. 33-78684 (Filed June 6, 1994, and incorporated herein by reference.)

*10.12 Company's Registration Statement on Form S-8, No. 33-81636 (Filed July 18, 1994, and incorporated herein by reference.)

*10.13 Post-Effective Amendment No. 1 to Company's Registration Statement on Form S-8, No. 33-81636 (Filed August 10, 1994, and incorporated herein by reference.)

*10.14      Subscription for shares and investment letter, dated
            November 4, 1994, between the Company and Angelo S. Morini (Filed as Exhibit 10.122 on report 10-QSB, for the quarterly period ended December 31, 1994, and incorporated herein by reference.)

* - Previously filed

Exhibit No  Exhibit Description                                      Page No.

*10.15 Balloon promissory note, dated November 4, 1994 (Filed as Exhibit 10.123 on report 10-QSB, for the quarterly period ended December 31, 1994, and incorporated herein by reference.)

*10.16 Stock pledge and security agreement dated November 4, 1994 (Filed as Exhibit 10.124 on report 10-QSB, for the quarterly period ended December 31, 1994, and incorporated herein by reference.)

*10.17 First Amendment to Lease Agreement between ANCO Company and the Company dated as of April 1, 1994 (Filed as Exhibit 10.76 on report 10-KSB for the fiscal year ended March 31, 1995, and incorporated herein by reference.)

*10.18 Consulting Agreement, dated March 15, 1995, between Lee Chira and the Company (Filed as Exhibit 10.77 on report 10-KSB for the fiscal year ended March 31, 1995, and incorporated herein by reference.)

*10.19      Consulting Agreement, dated March 15, 1995, between
            Martin Consulting, Inc. and the Company (Filed as Exhibit
            10.78 on report 10-KSB for the fiscal year ended March 31, 1995, and incorporated herein by reference.)

*10.20 Selling Agreement, dated February 6, 1995, between Sands Brothers & Co., Ltd. and the Company (Filed as Exhibit
            10.79 on report 10-KSB for the fiscal year ended March 31, 1995, and incorporated herein by reference.)

*10.21 Amendment Number 1 to Selling Agreement, dated February 14, 1995, between Sands Brothers & Co., Ltd. and the Company (Filed as Exhibit 10.80 on report 10-KSB for the fiscal year ended March 31, 1995, and incorporated herein by reference.)

*10.22 Amendment Number 2 to Selling Agreement, dated March 8, 1995, between Sands Brothers & Co., Ltd. and the Company (Filed as Exhibit 10.81 on report 10-KSB for the fiscal year ended March 31, 1995, and incorporated herein by reference.)

*10.23      Consulting agreement between the Company and Koi
            Communications Corporation, dated June 1, 1995. (Filed as
            Exhibit 10.82 on report 10-QSB for the quarterly period ended June 30, 1995, and incorporated herein by reference.)

* - Previously filed

Exhibit No  Exhibit Description                                      Page No.

*10.24 Employment Agreement dated as of October 10, 1995, by and between the Company and Angelo S. Morini (Filed as Exhibit
            10.83 on report 8-K, and incorporated herein by reference.)

*10.25 Balloon Promissory Note dated as of October 11, 1995, by Angelo S. Morini in favor of the Company (Filed as Exhibit
            10.84 on report 8-K, and incorporated herein by reference.)

*10.26 Stock Pledge and Security Agreement dated as of October 11, 1995, by and between the Company and Angelo S. Morini (Filed as Exhibit 10.85 on report 8-K, and incorporated herein by reference.)

*10.27 Consulting agreement between the Company and Marshall K. Luther dated August 28, 1995 (Filed as Exhibit 10.86 on Form 10-QSB/A for the nine months ended December 31, 1995, and incorporated herein by reference.)

 10.28      Amendment to Factoring Agreement (original agreement dated
            June 1, 1993) dated January 29, 1996 between the Company
            and J.T.A. Factors, Inc. (Filed herewith.)                      9

 27         Financial Data Schedule (Filed herewith.)                      11


Reports on Form 8-K

No reports on Form 8-K were filed during the last quarter of the period covered by this report.





* - Previously filed

                                   Exhibit 3.5

          Amendment to Certificate of Incorporation of the Company
                              filed on July 11, 1995.

                             CERTIFICATE OF AMENDMENT
                                         OF
                           CERTIFICATE OF INCORPORATION
                                         OF
                                GALAXY FOODS COMPANY

	Galaxy Foods Company, a corporation organized and existing under and by virtue of the General Corporation Law of the State of Delaware (the "Corporation"), DOES HEREBY CERTIFY:

	FIRST:	That the Board of Directors of said Corporation at a meeting duly convened and held on July 11, 1995, adopted the following resolution:

	RESOLVED, that the Board of Directors of this Corporation hereby declares it advisable and in the best interest of the Corporation that the initial paragraph of Article Fourth of the Certificate of Incorporation be amended to read as follows:

		Fourth:  The Maximum number of shares of all classes of
			        stock which this Corporation is authorized to issue is
			        61,000,000 shares, consisting of 60,000,000 shares of Common
		  	      Stock with a par value of One Cent ($.01) per share and
			        1,000,000 shares of Preferred Stock with a par value of
			        ($.01) per share.

	SECOND:	That the said amendment has been consented to and authorized by the holders of a majority of the issued and outstanding stock entitled to vote in accordance with the provisions of Section 211 of the General Corporation Law of the State of Delaware.

	THIRD:	That the aforesaid amendment was duly adopted in accordance with
Sections 211 and 242 of the General Corporation Law of the State of Delaware.

	IN WITNESS WHEREOF, Galaxy Foods Company has caused this Certificate to be signed by Angelo S. Morini, its President, and attested to by Samuel E.
Chambers, II, its  Secretary, this 11th day of July, 1995.

ATTEST:							GALAXY FOODS COMPANY


/s/  Samuel E. Chambers, II                        /s/ Angelo S. Morini
Samuel E. Chambers, II	                            Angelo S. Morini
Secretary                                          President

                                  Exhibit 3.6

            Amendment to Certificate of Incorporation of the Company
                            filed on January 31, 1996.

                           CERTIFICATE OF AMENDMENT
                                       OF
                         CERTIFICATE OF INCORPORATION
                                       OF
                              GALAXY FOODS COMPANY

	Galaxy Foods Company, a corporation organized and existing under and by virtue of the General Corporation Law of the State of Delaware (the "Corporation"), DOES HEREBY CERTIFY:

	FIRST:	That the Board of Directors of said Corporation at a meeting duly convened and held on November 28, 1996, adopted the following resolution:

	RESOLVED, that the Board of Directors hereby declares it advisable and in the best interest of the Corporation that the initial paragraph of Article
Four of the Certificate of Incorporation be amended to read as follows:

		Fourth:  The Maximum number of shares of all classes of
     			   stock which this Corporation is authorized to issue is
			        86,000,000 shares, consisting of 85,000,000 shares of Common
		  	      Stock with a par value of One Cent ($.01) per share and
			        1,000,000 shares of Preferred Stock with a par value of
			        ($.01) per share.

	SECOND:	That, on January 31, 1996, the said amendment has been consented to and authorized by the holders of a majority of the issued and outstanding stock entitled to vote in accordance with the provisions of Section 211 of the General Corporation Law of the State of Delaware.

	THIRD:	That the aforementioned amendment was duly adopted in accordance with
Sections 211 and 242 of the General Corporation Law of the State of Delaware.

	IN WITNESS WHEREOF, Galaxy Foods Company has caused this Certificate to be signed by Angelo S. Morini, its President, and attested to by LeAnn H. Davis, its Assistant Secretary, this 31st day of January, 1996.

ATTEST:							GALAXY FOODS COMPANY


/s/ LeAnn H. Davis                             /s/ Angelo S. Morini
LeAnn H. Davis                                 Angelo S. Morini
Assistant Secretary                            President

                               Exhibit 10.28

                Amendment to Factoring Agreement (original
           agreement dated June 1, 1993) dated January 29, 1996
               between the Company and J.T.A. Factors, Inc.

J.T.A. Factors, Inc.

P.O. Box 6704, Station B						                          									803-271-4384
Greenville, SC  29606-6704													                         	803-232-0686

Angelo Morini, President
Galaxy Foods Company
2441 Viscount Row
Orlando, FL  32809

Dear Mr. Morini:

J.T.A. Factors, Inc. is pleased to offer Galaxy Foods Company the following amendment to its contract:
                  1.  	Factoring rate:  .73% for 10 days.
                  2.  	Refactoring will be offered five times for a
                       total of 60 days.  This includes the first
                       factoring period and the five refactoring periods.
                  3.	  Advance rate of 85% of invoice.
                  4.	  Either party may cancel contract with 90 days written
                       notice.

Thank you for letting us make this proposal to you. If you would be so kind as to acknowledge your agreement by signing below, it would be greatly appreciated.

Sincerely,


/s/ Brian K. Holden

Brian K. Holden
Vice President

Accepted this 26th day of February, 1996.

Galaxy Foods Company

By: 	 /s/ Angelo S. Morini
    		Angelo S. Morini