Form 10QSB
period 1996-06-30
GALAXY FOODS CO
filed 1996-07-30
CIK 819527

FORM 10-QSB

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

         _________________________________________________________


              [X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR
              15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For The Quarterly Period Ended June 30, 1996

         _________________________________________________________
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

		YES   __X__		NO  _____


	On July 30, 1996, there were 54,774,372 shares of Common Stock $.01 par value per share, outstanding.

                              GALAXY FOODS COMPANY

                              Index to Form 10-QSB
                         For Quarter Ended June 30, 1996


                                                                    PAGE NO.

PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Balance Sheets	                                                           3
		Statements of Operations    	                                             4
		Statements of Stockholders' Equity       	                                5
		Statements of Cash Flows	                                               6-7
		Notes to Financial Statements	                                          8-9

	Item 2.	Management's Discussion and Analysis of
		Financial Condition and Results of Operations                         10-11



PART II.	OTHER INFORMATION

	Item 6.	Exhibits and Reports on Form 8-K	                              12-15



SIGNATURES	                                                                16

                        PART I.  FINANCIAL INFORMATION

                               GALAXY FOODS COMPANY

                                  BALANCE SHEETS

                                                      JUNE 30, 	     MARCH 31,
                                                        1996	          1996
                                                     (Unaudited)
                                       ASSETS

CURRENT ASSETS:
	Cash and cash equivalents 	                       $  1,700,054	 $    127,936
	Marketable securities		                              2,013,742	           --
	Trade receivables, net  		                           1,342,223   	   717,437
	Inventories		                                        1,668,864	    1,188,674
	Prepaid expenses		                                     345,180       289,317
		Total current assets	                               7,070,063     2,323,364

PROPERTY & EQUIPMENT, NET	                            5,594,666     5,286,452

OTHER ASSETS		                                          468,597       422,156
			 TOTAL		                                        $ 13,133,326	 $  8,031,972

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
	Accounts payable - trade		                        $    287,071  $    283,527
	Accrued liabilities		                                  299,387       323,594
	Current portion of note payable		                           --	       63,451
	Current portion of obligations
   under capital leases	 	                               47,694	       56,788
		Total current liabilities	                            634,152	      727,360

OBLIGATIONS UNDER CAPITAL LEASES,
	less current portion		                                  28,309	       35,926
		Total liabilities		                                   662,461	      763,286

COMMITMENTS AND CONTINGENCIES	                               --        		  --

STOCKHOLDERS' EQUITY:
	Convertible preferred stock		                               40	        	  --
	Common stock			                                        547,744	      534,218
	Additional paid-in capital		                        41,056,490	   35,452,644
	Accumulated deficit		                              (16,361,209) 	(15,921,976)
					                                                25,243,065	   20,064,886
	Less:  Notes receivable arising
	from the exercise of stock options
	and sale of common stock		                          12,772,200	   12,796,200
		Total stockholders' equity	                        12,470,865	    7,268,686
		 	TOTAL		                                        $ 13,133,326 	$  8,031,972

                         See accompanying notes to financial statements.

                               GALAXY FOODS COMPANY

                            STATEMENTS OF OPERATIONS

                                                        THREE MONTHS ENDED
                                                             JUNE 30,
		                                                      1996	        1995
                                               		   (Unaudited)   (Unaudited)

NET SALES				                                      $  3,354,980	 $    757,579

COST OF GOODS SOLD			                                 2,951,616	      671,664
	Gross margin			                                        403,364	       85,915

OPERATING EXPENSES:
	Selling				                                            364,957	      192,570
	Delivery				                                           116,976	       50,164
	General and administrative	                            336,212       259,927
	Research and development	                               58,541	       29,423
		Total operating expenses	                             876,687	      532,084

OPERATING LOSS			                                      (473,323)     (446,169)

OTHER INCOME (EXPENSE):
	Interest expense			                                     (7,578)	     (20,372)
	Interest income			                                      39,016	       10,694
	Other income	 		                                         2,652	       23,687
		Total			                                               34,090	       14,009
NET LOSS				                                       $   (439,233)	$   (432,160)

LOSS PER COMMON SHARE		                            $       (.01)	$       (.03)

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING	 	                                34,144,011	   15,986,126















                See accompanying notes to financial statements.

                            GALAXY FOODS COMPANY

                     Statements of Stockholders' Equity

                                                     	Convertible
                               Common Stock         Preferred Stock      Additional                  Notes Rec &
                                          Par                   Par       Paid-In      Accumulated  Subs. for
                               Shares    Value       Shares    Value      Capital        Deficit   Common Stock	         Total
Balance at March 31, 1995  14,024,826  $ 140,248        --  $     --   $ 15,530,314  $ (12,501,401)   $ (1,200,000)  $  1,969,161

Exercise of options            64,000        640        --        --         31,360             --         (24,000)         8,000

Issuance of common stock
through Reg S offering      3,978,464     39,785        --        --      1,780,393             --              --      1,820,178

Issuance of convertible preferred
stock through Reg S offering       --         --   353,755     3,537      5,990,557             --              --      5,994,094

Stock dividends paid          135,753      1,358        --        --        136,619       (137,977)             --              0

Conversion of convertible preferred
stock into common stock    16,760,458    167,604  (353,755)   (3,537)      (164,067)            --              --              0

Reversal to unissued stock	    (4,153)       (42)       --        --         (5,928)            --              --         (5,970)

Issuance of common stock
per employment agreement   18,000,000    180,000        --        --     11,392,200             --     (11,572,200)             0

Issuance of common stock in
payment of consulting fees    200,000      2,000        --        --        108,500             --              --        110,500

Exercise of warrants          240,000      2,400        --        --        181,850             --              --        184,250

Issuance of common stock under
employee stock purchase plan   22,500        225        --        --         11,025             --              --         11,250

Issuance of warrants               --         --        --        --        459,821             --              --        459,821

Net loss                           --         --        --        --             --     (3,282,598)             --     (3,282,598)

Balance at March 31, 1996  53,421,848  $ 534,218        --  $     --   $ 35,452,644  $ (15,921,976)   $(12,796,200)  $  7,268,686

Exercise of options            15,000        150        --        --          7,350             --              --          7,500

Collection of note receivable      --         --        --        --             --             --          24,000         24,000

Issuance of common stock
through Reg D offering      1,337,524     13,376        --        --      1,846,095             --              --      1,859,471

Issuance of convertible
preferred stock through
Reg D offering                     --         --     4,000        40      3,733,901             --              --      3,733,941

Issuance of warrants               --         --        --        --         16,500             --              --         16,500

Net loss                           --         --        --        --             --       (439,233)             --       (439,233)

Balance at June 30, 1996   54,774,372  $ 547,744     4,000  $     40   $ 41,056,490  $ (16,361,209)  $ (12,772,200)  $ 12,470,865

                    See accompanying notes to financial statements.



                               GALAXY FOODS COMPANY

                            STATEMENTS OF CASH FLOWS


                                                        	THREE MONTHS ENDED
                                                               JUNE 30,
                                                         1996	         1995
                                                      (Unaudited)  (Unaudited)

CASH FLOWS FROM/(USED IN)
  OPERATING ACTIVITIES:
	Net Loss				                                      $   (439,233)	$   (432,160)

  ADJUSTMENTS TO RECONCILE NET
  LOSS TO NET CASH USED IN
  OPERATING ACTIVITIES:
	Depreciation expense		                                  96,393	       64,240
	Gain on sale of assets		                                    --       (21,599)
	Provision for losses on trade receivables                   --	       22,103
	Issuance of common stock warrants in
	  payment of consulting and director fees               16,500	          	--
	(Increase) decrease in:
	  Trade receivables		                                 (624,786)     (226,858)
	  Inventories		                                       (480,190)       50,793
	  Prepaid expenses		                                   (55,863)       10,024
	Increase (decrease) in:
	  Accounts payable 		                                    3,544      (494,384)
	  Accrued liabilities		                                (24,207)	     (56,835)
 	NET CASH USED IN OPERATING
 	ACTIVITIES			                                      (1,507,842)	  (1,084,676)

CASH FLOWS FROM/(USED IN) INVESTING
  ACTIVITIES:
	Proceeds from sale of property and equipment		              --	       25,668
	Purchase of marketable securities	                  (2,013,742)	  	       --
	Purchase of property and equipment                    (404,607)	     (29,231)
	Increase in other assets		                             (46,441)	      (6,922)
	Increase in deposits on equipment		                         -- 	    (901,247)
	NET CASH USED IN INVESTING
	ACTIVITIES		 	                                      (2,464,790)	    (911,732)

CASH FLOWS FROM/(USED IN) FINANCING
  ACTIVITIES:
	Principal payments on stockholder
	  notes	                                               				 --	   (2,697,388)
	Principal payments on note payable                     (63,451)           --
	Principal payments on capital lease
   obligations			                                       (16,711)      (23,903)
	Proceeds from issuance of common
	  stock, net of offering costs	                   $  1,859,471	 $  1,895,189

                                  GALAXY FOODS COMPANY

                        STATEMENTS OF CASH FLOWS (continued)


                                                         THREE MONTHS ENDED
                                                              JUNE 30,
                                                         1996	        1995
                                                      (Unaudited) 	(Unaudited)

	Proceeds from issuance of convertible
   preferred stock, net of offering
   costs				                                       $  3,733,941	 $  6,620,661
	Proceeds from exercise of common
   stock options			                                       7,500 	         500
	Collection of note receivable for
   common stock			                                       24,000	  	        --
	NET CASH FROM FINANCING
	ACTIVITIES	                                      	   5,544,750	    5,795,059

NET INCREASE IN CASH AND
  CASH EQUIVALENTS			                                 1,572,118 	   3,798,651

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD	                           	      127,936	       16,205

CASH AND CASH EQUIVALENTS,
  END OF PERIOD		                                 	$  1,700,054	 $  3,814,856























                 See accompanying notes to financial statements.

                               GALAXY FOODS COMPANY

                         NOTES TO FINANCIAL STATEMENTS

(1)	Management representation
The interim financial statements of Galaxy Foods Company (the
"Company") included herein are unaudited.  In the opinion of management, the financial statements include all adjustments that are necessary for a fair presentation of such information for the periods presented.


(2)	Reclassifications
Certain items in the financial statements of prior periods have been reclassified to conform to current period presentation.


(3)	Change in Method of Accounting for Stock-Based Compensation
Effective April 1, 1995, the Company adopted the Statement of Financial
Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-
Based Compensation" which establishes fair value as the measurement basis for transactions in which an entity acquires goods or services from nonemployees in exchange for equity instruments.  Under the provisions of
SFAS 123, the Company has elected not to adopt the fair value method for stock issued to employees, but will instead account for all employee stock transactions under APB Opinion No. 25, "Accounting for Stock Issued to
Employees."


(4)	Inventories
Inventories are summarized as follows:
                                                        JUNE 30,	    MARCH 31,
                                                         1996	         1996
                                                      (unaudited)
	Raw materials			                                  $  1,047,597	 $    770,940
	Finished goods			                                      621,267	      417,734
		Total			                                         $  1,668,864	 $  1,188,674


(5)	Sale of Securities
On April 16, 1996, the Company completed a private placement of
1,337,524 shares of the Company's common stock at an aggregate price of
$2,000,000, and 4,000 shares of the Company's  convertible preferred stock at an aggregate price of $4,000,000.  The holders of the convertible preferred stock have the right to convert such shares into shares of the
Company's common stock at any time after June 30, 1996 at a conversion price equal to 71.5% of the average market price of the common stock for the five consecutive trading days ending one trading day prior to the date of the Company's receipt of a notice of conversion from the holder;
provided that none of the buyers' aggregate shares of the Company's common stock exceed 4.9% of the then outstanding shares of common stock.

                              GALAXY FOODS COMPANY

                         NOTES TO FINANCIAL STATEMENTS
                                  (Continued)


(6)	Net Loss per Share
Loss per share is computed based on the weighted average number of shares outstanding during the period.  Common stock equivalents have not been included since the effect would be antidilutive.


(7)	Note Payable
Note payable consisted of an unsecured note payable to a third party, bearing interest at prime plus 3% (11.25% at March 31, 1996).  The entire balance plus accrued interest was paid in full by June 30, 1996.


(8)	Common Stock Options and Warrants Issued for Consulting
During the three months ended June 30, 1996, consulting expense of
$31,231 was recognized on common stock warrants granted to consultants.
In addition, $337,562 has been recorded in other assets as of June 30, 1996 for the value of warrants issued for future services.  All such options and warrants were recorded as additional paid-in capital during the three months ended June 30, 1996 and the fiscal year ended March 31, 1996.


(9)	Supplemental Cash Flow Information
For purposes of the statement of cash flows, all highly liquid investments with a maturity date of three months or less are considered to be cash equivalents.  Cash and cash equivalents include checking accounts, money market funds and certificates of deposits.

For the three months ended June 30,	                        1996	      1995
Noncash financing and investing activities:
	Deferred public offering costs
	  applied to the proceeds	                                  --	      403,164

Cash paid for:
	Interest				                                            14,557	       20,372












                           GALAXY FOODS COMPANY

       Management's Discussion and Analysis of Financial Conditions
                        and Results of Operations

Results of Operations

Net Sales were $3,354,980 in the quarter ended June 30, 1996, compared to net sales of $757,579 for the quarter ended June 30, 1995. The 343% increase in sales was attributed to the introduction of new and improved products to the retail market, as well as the escalation of orders from major foodservice customers at the end of fiscal 1996 and throughout the first quarter of fiscal 1997. Also, there was a large increase in marketing activities promoting these new products. In addition, the Company was able to improve its cash flow position from financing activities, allowing it to fill customer orders on a timely basis which was a problem in the first quarter of fiscal 1996. (See "Management's Discussion and Analysis of Financial Conditions and Results of Operations - Liquidity and Capital
Resources").

Cost of Goods Sold were $2,951,616 representing 88% of net sales for the quarter ended June 30, 1996, compared with $671,664 or 89% of net sales for the same period ended June 30, 1995. This is a vast improvement over the fiscal 1996 annual average of 106%. Management will continue to focus on reducing cost of goods sold as a percentage of net sales in the coming quarters through production efficiencies, price control and changes in the product mix.

Selling expenses were $364,957 for the quarter ended June 30, 1996, compared with selling expenses of $192,570 for the same period ended
June 30, 1995. The 90% increase in expenses over the same period a year ago is mainly attributed to an increase in marketing efforts resulting in initial product introduction charges, and increased advertising and brokerage costs. For the comparable period on year ago, strict cost reductions were put into place due to a lack of working capital; therefore, the Company's marketing, advertising and brokerage expenditures were considerably less.

Delivery expenses were $116,976 for the quarter ended June 30, 1996, compared with expenses of $50,164 for the same period ended June 30, 1995. The increase in delivery costs is a direct result of the increase in sales shipments to customers.

General and Administrative expenses were $336,213 for the quarter ended
June 30, 1996, compared with $259,927 for the same period ended June
30, 1995. The 29% increase is attributed mostly to charges for consulting services and increased salary expenses.

Research and Development expenses increased $29,118 to $58,541 for the quarter ended June 30, 1996 when compared to the same period for the prior year. This increase in expense is due largely to employee relocation allowances paid during the first quarter of fiscal 1997 and costs associated with product reformulation. The Company does not expect to pay any further relocation allowances this fiscal year.

Other Income and Expense for the period ended June 30, 1996 resulted in income of $34,090 compared to income of $14,009 for the same period last year. The $20,081 increase in income resulted from an increase in interest income from the additional cash reserves produced by the sale of the Company's securities and a decrease in interest expense due to lower debt in the first quarter of fiscal 1997. (See "Management's Discussion and Analysis of Financial Conditions and Results of Operations - Liquidity and
Capital Resources").



Liquidity and Capital Resources

Operating Activities -- Net cash used in operating activities was $1,507,842 for the period ended June 30, 1996 compared to net cash used of $1,084,676 for the same period in 1995. This increase resulted from the build-up of inventory and receivables over prior year levels as a result of the increase in the Company's sales.

Investing Activities -- Net cash used in investing activities totaled
$2,464,790 for the period ended June 30, 1996 compared to net cash used of $911,732 for the same period in 1995. This large increase was the result of the Company investing its cash reserves from its financing activities into marketable securities during the first quarter of fiscal 1997.

Financing Activities -- Net cash flows from financing activities were $5,544,750 for the three months ended June 30, 1996 compared to $5,795,059 for the same period in 1995. The large cash flows from financing activities resulted from a Regulation D offering of the Company's stock in fiscal 1997 and a Regulation S offering of the Company's stock in fiscal 1996.

On April 16, 1996, the Company completed a private placement of 1,337,524 shares of the Company's common stock at an aggregate price of $2,000,000, and 4,000 shares of the Company's convertible preferred stock at an aggregate price of $4,000,000.

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


The Company does not currently have a bank line of credit; therefore, management finds it necessary to fund all operations through working capital, internally generated cash flow, private placements and short-term financing obtained from the Company's shareholders.  A bank line of credit is an essential source of working capital for the Company in order to continue rapid expansion and to introduce new products into the market place.  Therefore, the Company will continue pursuing a relationship with
a financial institution in order to establish a line of credit.   However, the
Company does have in place a factoring agreement with J.T.A. Factors,
Inc. ("J.T.A.") of Greenville, South Carolina, whereby the Company may sell certain of its accounts receivable to J.T.A. on a pre-approved full recourse basis.  The factoring charge equals .73% of the receivables sold.
The Company is permitted to receive advances up to 85% of uncollected accounts factored at the time the receivables are placed with J.T.A., with the remaining 15%, less the .73% factoring charge, being paid to the
Company upon collection.   At June 30, 1996, the Company was not
factoring any of its accounts receivable.  Additionally, the Company is negotiating with several of its vendors and suppliers to obtain favorable terms with respect to the Company's purchase of materials and  supplies.
In exchange for such favorable terms, the Company has established letters of credit and certificates of deposits in favor of these vendors to secure the
Company's purchase of certain materials and supplies.



PART II.  OTHER INFORMATION

                             GALAXY FOODS COMPANY


ITEM 6.	Exhibits and Reports on Form 8-K

The following Exhibits are filed as part of this Form 10-QSB.

	(a)	Exhibits

     27    Financial Data Schedule


	(b)	Reports on Form 8-K

One report on Form 8-K was filed by Galaxy Foods Company on April 19,
1996 reporting the sale of the Company's common and convertible preferred stock under Regulation D during the quarter ended June 30, 1996.








                                 EXHIBIT INDEX

The following Exhibits are filed as part of this Form 10-QSB.

Exhibit No.	Exhibit Description

*  3.1		Certificate of Incorporation of the Company, as amended
      		(Filed as Exhibit 3.1 to the Company's Registration
	      	Statement on Form S-18, No. 33-15893-NY,
		      incorporated herein by reference.)

*  3.2		Amendment to Certificate of Incorporation of the
      		Company, filed on February 24, 1992 (Filed as Exhibit
		      4(b) to the Company's Registration Statement on Form S-
		      8, No. 33-46167, incorporated herein by reference.)

*  3.3		By-laws of the Company, as amended (Filed as Exhibit
      		3.2 to the Company's Registration Statement on Form S-
		      18, No. 33-15893-NY, incorporated herein by reference.)

*  3.4		Amendment to Certificate of Incorporation of the
      		Company, filed on January 19, 1994 (Filed as Exhibit 3.4
	      	to the Company's Registration Statement on Form SB-2,
		      No. 33-80418, and incorporated herein by reference.)

*  3.5		Amendment to Certificate of Incorporation of the
      		Company, filed on July 11, 1996 (Filed as Exhibit 3.5 on
	      	report 10-KSB for the fiscal year ended March 31, 1996,
		      and incorporated herein by reference.)

*  3.6		Amendment to Certificate of Incorporation of the
      		Company, filed on January 31, 1996 (Filed as Exhibit 3.6
		      on report 10-KSB for the fiscal year ended March 31,
		      1996, and incorporated herein by reference.)

*  4.1		Certificate of Designations, Preferences and Rights of
      		Series A Convertible Preferred Stock of Galaxy Foods
		      Company, as filed with the Secretary of State of
		      Delaware on April 16, 1996 (Filed as Exhibit 4.1 on
		      report 8-K, filed for events occurring as of April 16,
		      1996, and incorporated herein by reference.)

*10.1		1987 Stock Plan of the Company, as amended (Filed as
     		Exhibit 4(d) to the Company's Registration Statement on
		     Form S-8, No. 33-46167, incorporated herein by
		     reference.)





* - Previously filed

Exhibit No	Exhibit Description

*10.2		Form of Non-Qualified Stock Option Agreement between
     		the Company and certain directors (Filed as Exhibit 10
		     (n) to the Company's Report on Form 10-K for fiscal year
	     	ended March 31, 1988, and incorporated herein by
	     	reference.)

*10.3		Form of Incentive Stock Option Agreement issued
     		pursuant to the Company's 1987 Stock Plan (Filed as
		     Exhibit 10 (o) to the Company's Report on Form 10-K for
	     	fiscal year ended March 31, 1988, and incorporated
		     herein by reference.)

*10.4		1991 Non-Employee Director Stock Option Plan of the
     		Company (Filed as Exhibit 4 (g) to the Company's
	     	Registration Statement on Form S-8, No. 33-46167,
		     incorporated herein by reference.)

*10.5		1991 Employee Stock Purchase Plan of the Company
     		(Filed as Exhibit 4 (h) to the Company's Registration
		     Statement on Form S-8, No. 33-46167, incorporated
		     herein by reference.)

*10.6		Lease Agreement between ANCO Company and
     		Company dated as of November 13, 1991 (Filed as
		     Exhibit 10 (bb) to the Company's Report on Form 10-K
		     for fiscal year ended March 31, 1992, and incorporated
		     herein by reference.)

*10.7		Factoring Agreement, Assignment and Repurchase
     		Agreement, Security Agreement and Power of Attorney,
		     dated as of June 1, 1993, between the Company and
		     J.T.A. Factors, Inc. (Filed as Exhibit 10 (nn) to the
		     Company's Report on Form 10-QSB for the quarterly
		     period ended June 30, 1993.)

*10.8		Company's Registration Statement on Form S-8, Number
     		33-69546, filed September 28, 1993 (Filed as Exhibit
		     10.40 to the Company's Registration Statement on Form
		     SB-2, No. 33-80418, and incorporated herein by
		     reference.)

*10.9		Post-Effective Amendment No. 1 to Company's
     		Registration Statement on Form S-8, No. 33-69546, filed
		     October 28, 1993 (Filed as Exhibit 10.41 to the
		     Company's Registration Statement on Form SB-2, No.
		     33-80418, and incorporated herein by reference.)



* - Previously filed

Exhibit No	Exhibit Description

*10.10		Company's Registration Statement on Form S-8, No. 33-
      		78684, filed May 6, 1994 (Filed as Exhibit 10.42 to the
		      Company's Registration Statement on Form SB-2, No.
       	33-80418, and incorporated herein by reference.)

*10.11		Post-Effective Amendment No. 1 to Company's
      		Registration Statement on Form S-8, No. 33-78684
		      (Filed June 6, 1994, and incorporated herein by
		      reference.)

*10.12		Company's Registration Statement on Form S-8, No. 33-
      		81636 (Filed July 18, 1994, and incorporated herein by
		      reference.)

*10.13		Post-Effective Amendment No. 1 to Company's
      		Registration Statement on Form S-8, No. 33-81636
		      (Filed August 10, 1994, and incorporated herein by
		      reference.)

*10.14		Subscription for shares and investment letter, dated
      		November 4, 1994, between the Company and Angelo S.
		      Morini (Filed as Exhibit 10.122 on report 10-QSB, for
		      the quarterly period ended December 31, 1994, and
		      incorporated herein by reference.)

*10.15		Balloon promissory note, dated November 4, 1994 (Filed
      		as Exhibit 10.123 on report 10-QSB, for the quarterly
		      period ended December 31, 1994, and incorporated
		      herein by reference.)

*10.16		Stock pledge and security agreement dated November 4,
      		1994 (Filed as Exhibit 10.124 on report 10-QSB, for the
		      quarterly period ended December 31, 1994, and
      		incorporated herein by reference.)

*10.17		First Amendment to Lease Agreement between ANCO
		      Company and the Company dated as of  April 1, 1994
		      (Filed as Exhibit 10.76 on report 10-KSB for the fiscal
		      year ended March 31, 1995, and incorporated herein by
		      reference.)

*10.18		Consulting Agreement, dated March 15, 1995, between 		Lee Chira and
        the Company (Filed as Exhibit 10.77 on report 10-KSB for the fiscal year ended March 31, 1995, and incorporated herein by reference.)




* - Previously filed

Exhibit No	Exhibit Description

*10.19		Consulting Agreement, dated March 15, 1995, between
      		Martin Consulting, Inc. and the Company (Filed as
		      Exhibit 10.78 on report 10-KSB for the fiscal year ended
		      March 31, 1995, and incorporated herein by reference.)

*10.20		Selling Agreement, dated February 6, 1995, between
      		Sands Brothers & Co., Ltd. and the Company (Filed as
		      Exhibit 10.79 on report 10-KSB for the fiscal year ended
		      March 31, 1995, and incorporated herein by reference.)

*10.21		Amendment Number 1 to Selling Agreement, dated
      		February 14, 1995, between Sands Brothers & Co., Ltd.
		      and the Company (Filed as Exhibit 10.80 on report 10-
		      KSB for the fiscal year ended March 31, 1995, and
      		incorporated herein by reference.)

*10.22		Amendment Number 2 to Selling Agreement, dated
      		March 8, 1995, between Sands Brothers & Co., Ltd. and
		      the Company (Filed as Exhibit 10.81 on report 10-KSB
	      	for the fiscal year ended March 31, 1995, and
      		incorporated herein by reference.)

*10.23		Consulting agreement between the Company and Koi
	      	Communications Corporation, dated June 1, 1995. (Filed
 		     as Exhibit 10.82 on report 10-QSB for the quarterly
		      period ended June 30, 1995, and incorporated herein by
		      reference.)

*10.24		Employment Agreement dated as of October 10, 1995, by
      		and between the Company and Angelo S. Morini (Filed
		      as Exhibit 10.83 on report 8-K, filed for events occurring
		      as of October 11, 1995, and incorporated herein by
		      reference.)

*10.25		Balloon Promissory Note dated as of October 11, 1995,
      		by Angelo S. Morini in favor of the Company (Filed as
		      Exhibit 10.84 on report 8-K, filed for events occurring as
		      of October 11, 1995, and incorporated herein by	reference.)

*10.26		Stock Pledge and Security Agreement dated as of October
      		11, 1995, by and between the Company and Angelo S.
		      Morini (Filed as Exhibit 10.85 on report 8-K, filed for
	      	events occurring as of October 11, 1995, and
      		incorporated herein by reference.)





* - Previously filed

Exhibit No	Exhibit Description

*10.27		Consulting agreement between the Company and
      		Marshall K. Luther dated August 28, 1995 (Filed as
		      Exhibit 10.86 on Form 10-QSB/A for the nine months
	      	ended December 31, 1995, and incorporated herein by
		      reference.)

*10.28		Amendment to Factoring Agreement (original agreement
      		dated June 1, 1993) dated January 29, 1996 between the
		      Company and J.T.A. Factors, Inc. (Filed as Exhibit 10.28
      		on report 10-KSB for the fiscal year ended March 31,
      		1996, and incorporated herein by reference.)

*10.29		Securities Purchase Agreement, dated April 16, 1996, by
      		and among Galaxy Foods Company and the buyers party
	      	thereto (Filed as Exhibit 10.74 on report 8-K, filed for
 	     	events occurring as of April 16, 1996, and incorporated
	      	herein by reference.)

*10.30		Registration Rights Agreement, dated April 16, 1996, by
      		and among Galaxy Foods Company and the buyers party
		      thereto (Filed as Exhibit 10.75 on report 8-K, filed for
		      events occurring as of April 16, 1996, and incorporated
		      herein by reference.)

 27   		Financial Data Schedule (Filed herewith.)

*99.1		Press Release issued by the Company dated April 17,
     		1996 (Filed as Exhibit 99.1 on report 8-K, filed for
 		    events occurring as of April 16, 1996, and incorporated
		     herein by reference.)



















* - Previously filed


                               SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.














                                  GALAXY FOODS COMPANY








Date:  July 30, 1996	                      	/s/ Angelo S. Morini
                                       					Angelo S. Morini
					                                       Chairman and President
					                                       (Principal Executive Officer)






Date:  July 30, 1996			                     /s/ LeAnn H. Davis
					                                       LeAnn H. Davis, CPA
					                                       Chief Financial Officer
					                                       (Principal Financial and
					                                       Accounting Officer)































                                 "EXHIBITS"












Exhibit No	          Exhibit Description			                          Page No.

* 3.1	Certificate of Incorporation of the Company, as
      amended (Filed as Exhibit 3.1 to the Company's
     	Registration Statement on Form S-18, No. 33-
	     15893-NY, incorporated herein by 	reference.)

* 3.2	Amendment to Certificate of Incorporation of
     	the Company, filed on February 24, 1992
	     (Filed as Exhibit 4(b) to the Company's
      Registration Statement on Form S-8, No. 33-
	     46167, incorporated herein by reference.)

* 3.3	By-laws of the Company, as amended (Filed as
     	Exhibit 3.2 to the Company's Registration
	     Statement on Form S-18,  No. 33-15893-NY,
     	incorporated herein by reference.)

* 3.4	Amendment to Certificate of  Incorporation of
     	the Company, filed on January 19, 1994 (Filed
	     as Exhibit 3.4 to the Company's Registration
	     Statement on Form SB-2, No. 33-80418, and
	     incorporated herein by reference.)

* 3.5	Amendment to Certificate of  Incorporation of
     	the Company, filed on July 11, 1995 (Filed as
     	Exhibit 3.5 on report 10-KSB for the fiscal year
	     ended March 31, 1996, and incorporated herein
	     by reference.)

* 3.6	Amendment to Certificate of Incorporation of
     	the Company, filed on January 31, 1996 (Filed
	     as Exhibit 3.6 on report 10-KSB for the fiscal
	     year ended March 31, 1996, and incorporated
	     herein by reference.)

* 4.1	Certificates of Designations, Preferences and
     	Rights of Series A Convertible Preferred
	     Stock of Galaxy Foods Company, as filed with
	     the Secretary of State of Delaware on April 16,
	     1996 (Filed as Exhibit 4.1 on report 8-K, filed
	     for events occurring as of April 16, 1996,and
     	incorporated herein by reference.)

*10.1	1987 Stock Plan of the Company, as amended
     	(Filed as Exhibit 4(d) to the Company's
	     Registration Statement on Form S-8, No. 33-
	     46167, incorporated herein by reference.)



* - Previously filed

Exhibit No	         Exhibit Description		 	                          Page No.



*10.2	Form of Non-Qualified Stock Option Agreement
     	between the Company and certain directors
	     (Filed as Exhibit 10 (n) to the Company's Report
     	on Form 10-K for fiscal year ended March 31,
	     1988, and incorporated herein by reference.)

*10.3	Form of Incentive Stock Option Agreement
     	issued pursuant to the Company's 1987 Stock
	     Plan (Filed as Exhibit 10 (o) to the Company's
	     Report on Form 10-K for fiscal year ended
	     March 31, 1988, and incorporated herein by
	     reference.)

*10.4	1991 Non-Employee Director Stock Option Plan
     	of the Company (Filed as Exhibit 4 (g) to the
	     Company's Registration Statement on Form S-8,
	     No. 33-46167, incorporated herein by
	     reference.)

*10.5	1991 Employee Stock Purchase Plan of the
     	Company (Filed as Exhibit 4 (h) to the
     	Company's Registration Statement on Form S-8,
     	No. 33-46167, incorporated herein by
     	reference.)

*10.6	Lease Agreement between ANCO Company and
     	Company dated as of November 13, 1991 (Filed
     	as Exhibit 10 (bb) to the Company's Report on
     	Form 10-K for fiscal year ended March 31,
     	1992, and incorporated herein by reference.)

*10.7	Factoring Agreement, Assignment and
     	Repurchase Agreement, Security Agreement and
     	Power of Attorney, dated as of June 1, 1993,
     	between the Company and J.T.A. Factors, Inc.
     	(Filed as Exhibit 10 (nn) to the Company's
     	Report on Form 10-QSB for the quarterly period
     	ended June 30, 1993.)

*10.8	Company's Registration Statement on Form S-8,
	     No. 33-69546, filed September 28, 1993 (Filed
     	as Exhibit 10.40 to the Company's Registration
     	Statement on Form SB-2, No. 33-80418, and
     	incorporated herein by reference.)





* - Previously filed



Exhibit No	          Exhibit Description	                          		Page No.



*10.9 	Post-Effective Amendment No. 1 to Company's
      	Registration Statement on Form S-8, No. 33-
      	69546, filed October 28, 1993 (Filed as Exhibit
      	10.41 to the Company's Registration Statement
      	on Form SB-2, No. 33-80418, and incorporated
      	herein by reference.)

*10.10	Company's Registration Statement on Form S-8,
      	No. 33-78684, filed May 6, 1994 (Filed as
      	Exhibit 10.42 to the Company's Registration
      	Statement on Form SB-2, No. 33-80418, and
      	incorporated herein by reference.)

*10.11	Post-Effective Amendment No. 1 to Company's
      	Registration Statement on Form S-8, No. 33-
      	78684 (Filed June 6, 1994, and incorporated
      	herein by reference.)

*10.12	Company's Registration Statement on Form S-8,
      	No. 33-81636 (Filed July 18, 1994, and
      	incorporated herein by reference.)

*10.13	Post-Effective Amendment No. 1 to Company's
      	Registration Statement on Form S-8, No. 33-
      	81636 (Filed August 10, 1994, and incorporated
      	herein by reference.)

*10.14	Subscription for shares and investment letter,
      	dated November 4, 1994, between the Company
      	and Angelo S. Morini (Filed as Exhibit 10.122
      	on report 10-QSB, for the quarterly period
      	ended December 31, 1994, and incorporated
      	herein by reference.)

*10.15	Balloon promissory note, dated November 4,
      	1994 (Filed as Exhibit 10.123 on report 10-
      	QSB, for the quarterly period ended December
      	31, 1994, and incorporated herein by reference.)

*10.16	Stock pledge and security agreement dated
      	November 4, 1994 (Filed as Exhibit 10.124 on
      	report 10-QSB, for the quarterly period ended
      	December 31, 1994, and incorporated herein by
      	reference.)





* - Previously filed



Exhibit No	           Exhibit Description		                         	Page No.



*10.17	First Amendment to Lease Agreement between
      	ANCO Company and the Company dated as of
      	April 1, 1994 (Filed as Exhibit 10.76 on report
      	10-KSB for the fiscal year ended March 31,
      	1995, and incorporated herein by reference.)

*10.18	Consulting Agreement, dated March 15, 1995,
      	between Lee Chira and the Company (Filed as
      	Exhibit 10.77 on report 10-KSB for the fiscal
      	year ended March 31, 1995, and incorporated
      	herein by reference.)

*10.19	Consulting Agreement, dated March 15, 1995,
      	between Martin Consulting, Inc. and the
      	Company (Filed as Exhibit 10.78 on report 10-
      	KSB for the fiscal year ended March 31, 1995,
      	and incorporated herein by reference.)

*10.20	Selling Agreement, dated February 6, 1995,
      	between Sands Brothers & Co., Ltd. and the
      	Company (Filed as Exhibit 10.79 on report 10-
      	KSB for the fiscal year ended March 31, 1995,
      	and incorporated herein by reference.)

*10.21	Amendment Number 1 to Selling Agreement,
      	dated February 14, 1995, between Sands
      	Brothers & Co., Ltd. and the Company (Filed as
      	Exhibit 10.80 on report 10-KSB for the fiscal
      	year ended March 31, 1995, and incorporated
      	herein by reference.)

*10.22	Amendment Number 2 to Selling Agreement,
      	dated March 8, 1995, between Sands Brothers &
      	Co., Ltd. and the Company (Filed as Exhibit
      	10.81 on report 10-KSB for the fiscal year ended
      	March 31, 1995, and incorporated herein by
      	reference.)

*10.23	Consulting agreement between the Company
      	and Koi Communications Corporation, dated
      	June 1, 1995. (Filed as Exhibit 10.82 on report
      	10-QSB for the quarterly period ended June 30,
      	1995, and incorporated herein by reference.)

*10.24	Employment Agreement dated as of October 10,
	      1995, by and between the Company and Angelo
      	S. Morini (Filed as Exhibit 10.83 on report 8-K,
      	filed for events occurring as of October 11,
      	1995, and incorporated herein by reference.)

* - Previously filed


Exhibit No	            Exhibit Description		                        	Page No.

*10.25	Balloon Promissory Note dated as of October 11,
      	1995, by Angelo S. Morini in favor of the
      	Company (Filed as Exhibit 10.84 on report 8-K,
      	filed for events occurring as of October 11,
      	1995, and incorporated herein by reference.)

*10.26	Stock Pledge and Security Agreement dated as
      	of October 11, 1995, by and between the
      	Company and Angelo S. Morini (Filed as
      	Exhibit 10.85 on report 8-K, filed for events
      	occurring as of October 11, 1995, and
      	incorporated herein by reference.)

*10.27	Consulting agreement between the Company
      	and Marshall K. Luther dated August 28, 1995
      	(Filed as Exhibit 10.86 on Form 10-QSB/A for
      	the nine months ended December 31, 1995, and
      	incorporated herein by reference.)

*10.28	Amendment to Factoring Agreement (original
      	agreement dated June 1, 1993) dated January
      	29, 1996 between the Company and J.T.A.
      	Factors, Inc. (Filed as Exhibit 10.81 on report
      	10-KSB for the fiscal year ended March 31,
      	1996, and incorporated herein by reference.)

*10.29	Securities Purchase Agreement, dated April 16,
      	1996, by and among Galaxy Foods Company
      	and the buyers party thereto (Filed as Exhibit
      	10.74 on report 8-K, filed for events occurring
      	as of April 16, 1996, and incorporated herein by
      	reference.)

*10.30	Registration Rights Agreement, dated April 16,
      	1996, by and among Galaxy Foods Company
      	and the buyers party thereto (Filed as Exhibit
      	10.75 on report 8-K, filed for events occurring
      	as of April 16, 1996, and incorporated herein by
      	reference.)



 27	   Financial Data Schedule (Filed herewith.)                           	 5


*99.1	 Press Release issued by the Company dated
	      April 17, 1996 (Filed as Exhibit 99.1 on report
      	8-K, filed for events occurring as of April 16,
      	1996,and incorporated herein by reference.)




* - Previously filed


Reports on Form 8-K

One report on Form 8-K was filed by Galaxy Foods
Company on April 19, 1996 reporting the sale of the Company's common and convertible preferred stock under Regulation D during the quarter ended June 30, 1996.









