Form 10QSB
period 1996-09-30
GALAXY FOODS CO
filed 1996-10-23
CIK 819527

                                FORM 10-QSB

                    SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.   20549

        ____________________________________________________________



              [X]     QUARTERLY REPORT PURSUANT TO SECTION
                      13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                      OF 1934

              For The Quarterly Period Ended September 30, 1996

         ___________________________________________________________
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

              YES __	X__                      NO_____


On October 23, 1996, there were 55,225,372 Shares of Common
Stock, $.01 par value per Share, outstanding.

                                 GALAXY FOODS COMPANY

                                 Index to Form 10-QSB
                           For Quarter Ended September 30, 1996




                                                            PAGE NO.
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Balance Sheets                                                     3
Statements of Operations                                           4
Statements of Stockholders' Equity                                 5
Statements of Cash Flows                                         6-7
Notes to Financial Statements                                    8-9

Item 2.  Management's Discussion and Analysis of
   Financial Condition and Results of Operations               10-12



PART II.	OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                      13-17



SIGNATURES                                                        18



                       PART I.  FINANCIAL STATEMENTS

                          GALAXY FOODS COMPANY

                             BALANCE SHEETS

                                 ASSETS

      		                            SEPTEMBER 30,          MARCH 31,
                                               1996                 1996
                                            (unaudited)          __________
CURRENT ASSETS:
  Cash and cash equivalents               $     579,440       $     127,936
  Marketable securities                       2,044,949                  --
  Trade receivables, net                      2,219,824             717,437
  Inventories                                 1,708,831           1,188,674
  Prepaid expenses                              310,753             289,317
       Total current assets                   6,863,797           2,323,364

PROPERTY & EQUIPMENT, NET                     6,075,612           5,286,452

OTHER ASSETS                                    498,634             422,156
            TOTAL                         $  13,438,043       $   8,031,972


                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable - trade                $     433,955       $     283,527
  Accrued liabilities                           320,102             323,594
  Current portion of note payable                    --              63,451
  Current portion of obligations
    under capital leases                         42,440              56,788
       Total current liabilities                796,497             727,360

OBLIGATIONS UNDER CAPITAL LEASES,
  less current portion                           41,814              35,926
       Total liabilities                        838,311             763,286

COMMITMENTS AND CONTINGENCIES                        --                  --

STOCKHOLDERS' EQUITY:
  Convertible preferred stock                        40                  --
  Common stock                                  550,293             534,218
  Additional paid-in capital                 41,272,750          35,452,644
  Accumulated deficit                       (16,451,151)        (15,921,976)
                                             25,371,932          20,064,886

  Less:  Notes receivable arising from
      the exercise of stock options and
      sale of common stock                   12,772,200          12,796,200

       Total stockholders' equity            12,599,732           7,268,686

            TOTAL                         $  13,438,043       $   8,031,972
                 See accompanying notes to the financial statements.

                           GALAXY FOODS COMPANY

                        STATEMENTS OF OPERATIONS

                             THREE MONTHS ENDED             SIX MONTHS ENDED
                                SEPTEMBER 30,                 SEPTEMBER 30,
                                 (unaudited)                   (unaudited)
                              1996           1995           1996           1995

NET SALES               $  5,133,456   $    511,301   $  8,488,436   $  1,268,880

COST OF GOODS SOLD         4,279,885        612,963      7,231,501      1,284,627
  Gross Margin               853,571       (101,662)     1,256,935        (15,747)

OPERATING EXPENSES:
  Selling                    475,122        308,258        840,079        500,828
  Delivery                   153,293         97,155        270,269        147,319
  General and administrative 312,834        290,235        649,047        550,162
  Research and development    47,062         13,788        105,603         43,211
     Total                   988,311        709,436      1,864,998      1,241,520

OPERATING LOSS              (134,740)      (811,098)      (608,063)    (1,257,267)

OTHER INCOME (EXPENSE):
  Interest expense            (2,303)        (5,950)        (9,881)       (26,322)
  Interest income             44,652         35,777         83,668         46,471
  Other income                 2,449         10,580          5,101         34,267
     Total                    44,798         40,407         78,888         54,416

NET LOSS                     (89,942)      (770,691)      (529,175)    (1,202,851)

PREFERRED STOCK DIVIDENDS         --        (69,801)            --        (69,801)

NET LOSS APPLICABLE TO
   COMMON STOCK         $    (89,942)  $   (840,492)  $   (529,175)  $ (1,272,652)

LOSS PER COMMON
   SHARE                $       0.00   $       (.03)  $       (.02)  $       (.06)

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING        34,459,093     27,602,795     34,302,404     21,838,551









               See accompanying notes to the financial statements.

                            GALAXY FOODS COMPANY

                     Statements of Stockholders' Equity

                                                     	Convertible
                               Common Stock         Preferred Stock      Additional                  Notes Rec &
                                          Par                   Par       Paid-In      Accumulated  Subs. for
                               Shares    Value       Shares    Value      Capital        Deficit   Common Stock	         Total
Balance at March 31, 1995  14,024,826  $ 140,248        --  $     --   $ 15,530,314  $ (12,501,401)   $ (1,200,000)  $  1,969,161

Exercise of options            64,000        640        --        --         31,360             --         (24,000)         8,000

Issuance of common stock
through Reg S offering      3,978,464     39,785        --        --      1,780,393             --              --      1,820,178

Issuance of convertible preferred
stock through Reg S offering       --         --   353,755     3,537      5,990,557             --              --      5,994,094

Stock dividends paid          135,753      1,358        --        --        136,619       (137,977)             --              0

Conversion of convertible preferred
stock into common stock    16,760,458    167,604  (353,755)   (3,537)      (164,067)            --              --              0

Reversal to unissued stock	    (4,153)       (42)       --        --         (5,928)            --              --         (5,970)

Issuance of common stock
per employment agreement   18,000,000    180,000        --        --     11,392,200             --     (11,572,200)             0

Issuance of common stock in
payment of consulting fees    200,000      2,000        --        --        108,500             --              --        110,500

Exercise of warrants          240,000      2,400        --        --        181,850             --              --        184,250

Issuance of common stock under
employee stock purchase plan   22,500        225        --        --         11,025             --              --         11,250

Issuance of warrants               --         --        --        --        459,821             --              --        459,821

Net loss                           --         --        --        --             --     (3,282,598)             --     (3,282,598)

Balance at March 31, 1996  53,421,848  $ 534,218        --  $     --   $ 35,452,644  $ (15,921,976)   $(12,796,200)  $  7,268,686

Exercise of options            24,500        245        --        --         12,005             --              --         12,250

Issuance of common stock under
employee stock purchase plan   65,415        654        --        --         68,686             --              --         69,340

Collection of note receivable      --         --        --        --             --             --          24,000         24,000

Issuance of common stock
through Reg D offering      1,337,524     13,376        --        --      1,846,095             --              --      1,859,471

Issuance of convertible
preferred stock through
Reg D offering                     --         --     4,000        40      3,733,901             --              --      3,733,941

Issuance of warrants               --         --        --        --         57,500             --              --         57,500

Exercise of warrants          180,000      1,800        --        --        101,919             --              --        103,719

Net loss                           --         --        --        --             --       (529,175)             --       (529,175)

Balance at September
  30, 1996 (unaudited)     55,029,287  $ 550,293     4,000  $     40   $ 41,272,750  $ (16,451,151)  $ (12,772,200)  $ 12,599,732

                    See accompanying notes to financial statements.

                              GALAXY FOODS COMPANY

                            Statements of Cash Flows

                                                  SIX MONTHS ENDED
                                                    SEPTEMBER 30,
                                                     (unaudited)
                                            1996                   1995
CASH FLOWS FROM/(USED IN)
    OPERATING ACTIVITIES:
       Net Loss                          $    (529,175)       $  (1,202,851)

   ADJUSTMENTS TO RECONCILE NET
   LOSS TO NET CASH USED IN
   OPERATING ACTIVITIES:
       Depreciation expense                    194,924              142,281
       Gain on sale of assets                       --              (20,709)
       Provision for losses on trade
         receivables                                --                2,351
       Issuance of common stock warrants
         in payment of consulting services      26,469                   --
       Reversal to unissued stock                   --               (5,970)
        (Increase) decrease in:
         Trade receivables                  (1,502,387)            (157,311)
         Inventories                          (520,157)            (275,507)
         Prepaid expenses                      (21,436)             229,481
        Increase (decrease) in:
         Accounts payable                      150,428             (494,774)
         Accrued liabilities                    (3,492)             (85,950)
       NET CASH USED IN OPERATING
        ACTIVITIES                          (2,204,826)          (1,868,959)

CASH FLOWS FROM/(USED IN) INVESTING
   ACTIVITIES:
       Proceeds from sale of property
         and equipment                              --               29,668
       Purchase of marketable securities    (2,044,949)                  --
       Purchase of property and equipment     (957,979)             (58,676)
       (Increase) decrease in other assets     (45,447)              (9,079)
       Increase in deposits on equipment            --         	 (1,002,599)
       NET CASH USED IN INVESTING
       ACTIVITIES                           (3,048,375)        	 (1,040,686)

CASH FLOWS FROM/(USED IN) FINANCING
   ACTIVITIES:
       Principal payments on stockholder notes      --           (2,697,388)
       Principal payments on note payable      (63,451)                  --
       Principal payments on capital
         lease obligations                     (34,565)             (37,827)
       Proceeds from issuance of common
         stock, net of offering costs        1,928,811            1,895,189
       Proceeds from issuance of convertible
         preferred stock, net of offering
         costs                               3,733,941            6,322,089
       Proceeds from exercise of common
         stock options                          12,250                  500
       Proceeds from exercise of common
         stock warrants                        103,719                   --
       Collection of note receivable for
         common stock                           24,000                   --
       NET CASH FROM FINANCING
       ACTIVITIES                            5,704,705            5,482,563

              See accompanying notes to the financial statements.

                                 GALAXY FOODS COMPANY

                          STATEMENTS OF CASH FLOWS (continued)

                                                     SIX MONTHS ENDED
                                                       SEPTEMBER 30,
                                                        (unaudited)
                                                1996                 1995
NET INCREASE IN CASH AND
   CASH EQUIVALENTS                            451,504            2,572,918

CASH AND CASH EQUIVALENTS, BEGINNING
   OF PERIOD                                   127,936               16,205

CASH AND CASH EQUIVALENTS, END
   OF PERIOD                             $     579,440        $   2,589,123






























              See accompanying notes to the financial statements.

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


(4)     Inventories
        Inventories are summarized as follows:

                                          SEPTEMBER 30,          MARCH 31,
                                              1996                 1996
                                           (unaudited)         ___________
	Raw materials                          $   1,136,681        $     770,940
	Finished goods                               572,150              417,734
	Total                                  $   1,708,831        $   1,188,674


(5)    	Sale of Securities
        On April 16, 1996, the Company completed a private placement of 1,337,524 shares of the Company's common stock at an aggregate price of $2,000,000, and 4,000 shares of the Company's convertible preferred stock at an aggregate price of $4,000,000. The convertible preferred stock has a liquidation preference of $1,000 per share. The holders of the convertible preferred stock have the right to convert such shares into shares of the Company's common stock at any time after June 30, 1996 at a conversion price equal to 71.5% of the average market price of the common stock for the five consecutive trading days ending one trading day prior to the date of the Company's receipt of a notice of conversion from the holder; provided that none of the buyers' aggregate shares of the Company's common stock exceed 4.9% of the then outstanding shares of common stock. As of October 23, 1996, 164 shares of the convertible preferred stock have been converted into 171,085 shares of the Company's common stock at an average conversion price of $.96 per share.


(6)    	Net Loss per Share
       	Loss per share is computed based on the weighted average number of shares outstanding during the period. Common stock equivalents have not been included since the effect would be antidilutive.

                               GALAXY FOODS COMPANY

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

(7)     Note Payable
        Note payable consisted of an unsecured note payable to a third party, bearing interest at prime plus 3% (11.25% at March 31, 1996). The entire balance plus accrued interest was paid in full by June 30, 1996.


(8)     Common Stock Options  and Warrants Issued for Consulting
       	During the six months ended September 30, 1996, consulting expense of $48,969 was recognized on common stock warrants granted to consultants. In addition, $369,281 has been recorded in other assets as of September 30, 1996 for the value of warrants issued for future services. All such options and warrants were recorded as additional paid-in capital during the six months ended September 30, 1996.


(9)     Supplemental Cash Flow Information
       	For purposes of the statement of cash flows, all highly liquid investments with a maturity date of three months or less are considered to be cash equivalents. Cash and cash equivalents include checking accounts, money market funds and certificates of deposits.

	For the six months ended September 30,       1996             1995
Noncash financing and investing activities:
	Deferred public offering costs applied
	  to the proceeds                          $        --      $     403,164
	Purchase of equipment under capital
  	lease obligation                              26,105                 --
	Warrants issued for consulting services         57,500                 --

Cash paid for:
	Interest                                       16,860              26,322

                              GALAXY FOODS COMPANY

                    Management's Discussion and Analysis of
                Financial Conditions and Results of Operations

Results of Operations

Net Sales increased 904% to $5,133,456 in the quarter ended September
30, 1996, compared to net sales of $511,301 for the quarter ended
September 30, 1995. In addition, net sales for the six months ended September 30, 1996 increased $7,219,556 or 569% over net sales for the six months ended September 30, 1995. This large increase in sales was attributed to the introduction of new and improved products to the retail market, as well as the escalation of orders from major foodservice and retail customers at the end of fiscal 1996 and throughout fiscal 1997.
Also, there was a large increase in marketing activities promoting these new products. In addition, the Company was able to improve its cash flow position through financing activities, which allowed it to fill customer orders on a timely basis. The inability to fill orders on time was a problem in the first two quarters of fiscal 1996. (See "Management's Discussion and Analysis of Financial Conditions and Results of Operations - Liquidity and Capital Resources").

Cost of Goods Sold was 83% of net sales for the quarter ended September
30, 1996, compared to 120% of net sales for the same period ended
September 30, 1995. Cost of goods sold was 85% of net sales for the six months ended September 30, 1996, compared to 101% of net sales for the same period ended September 30, 1995. This vast improvement in cost is mainly a result of longer production runs creating greater production efficiencies and sales volume increasing enough to cover the Company's fixed costs . Management will continue to focus on reducing cost of goods sold as a percentage of net sales in the coming quarters through production efficiencies, price control and changes in the product mix.

Selling expenses were 54% higher for the quarter ended September 30, 1996, compared with selling expenses of $308,258 for the same period ended September 30, 1995. Selling expenses for the six months ended
September 30, 1996 were $339,251 or 68% higher than the expense for the six months ended September 30, 1995. This increase in selling expenses over the same period a year ago is mainly attributed to an increase in marketing efforts resulting in initial product introduction charges, and increased wages, advertising and brokerage costs. For the comparable periods one year ago, strict cost reductions were put into place due to a lack of working capital; therefore, the Company's marketing, advertising and brokerage expenditures were considerably less.

Delivery expenses were $153,293 and $270,269 for the quarter and the six months, respectively, ended September 30, 1996, compared with expenses of $97,155 and $147,319 for the same respective periods ended September
30, 1995. The increase in delivery costs is a direct result of the increase in sales shipments to customers. However, the ratio of delivery expense to net sales is decreasing due to more favorable shipping rates and customers absorbing more of the delivery costs.

General and Administrative expenses increased 7.8% or $22,599 for the quarter ended September 30, 1996, compared with the same period ended September 30, 1995. G&A expenses were $649,047 for the six months ended September 30, 1996 compared to $550,162 for the six months ended September 30, 19995. The increase is attributed mostly to charges for consulting services and increased salary expenses.

Research and Development expenses increased $33,274 for the quarter ended September 30, 1996 when compared to the same period for the prior year. For the six months ended September 30, 1996, R&D expense increased $62,392 or 144%. This increase in expense is due largely to employee relocation allowances paid during the first quarter of fiscal 1997, increased wage expense and a change in expense allocations between divisions. The Company does not expect to pay any further relocation allowances this fiscal year.

                             GALAXY FOODS COMPANY

                 Management's Discussion and Analysis of
             Financial Conditions and Results of Operations
                                  (Continued)

Other Income and Expense for the quarter ended September 30, 1996 resulted in income of $44,798 compared to income of $40,407 for the same period last year. Income for the six months ended September 30, 1996 increased $24,472 or 45% over the same period ended September 30, 1995.
This increase in income resulted from an increase in interest income due to the additional cash reserves produced by the sale of the Company's securities and a decrease in interest expense due to little or no debt during fiscal 1997 compared to fiscal 1996. (See "Management's Discussion and Analysis of Financial Conditions and Results of Operations - Liquidity and Capital Resources").


Liquidity and Capital Resources

Operating Activities -- Net cash used in operating activities was $2,204,826 for the six months ended September 30, 1996 compared to net cash used of $1,868,959 for the same period in 1995. This increase resulted from the build-up of inventory and receivables over prior year levels as a result of the increase in the Company's sales.

Investing Activities -- Net cash used in investing activities totaled $3,048,375 for the six months ended September 30, 1996 compared to net cash used of $1,040,686 for the same period in 1995. This large increase was the result of the Company investing its cash reserves from its financing activities into marketable securities during the first quarter of fiscal 1997.

Financing Activities -- Net cash flows from financing activities were $5,704,705 for the six months ended September 30, 1996 compared to $5,482,563 for the same period in 1995. The large cash flows from financing activities resulted from a Regulation D offering of the Company's stock in fiscal 1997 and a Regulation S offering of the Company's stock in fiscal 1996.

On April 16, 1996, the Company completed a Regulation D private placement of 1,337,524 shares of the Company's common stock at an aggregate price of $2,000,000, and 4,000 shares of the Company's convertible preferred stock at an aggregate price of $4,000,000.

On March 3, 1995, the Company began to offer certain of its securities to non-US. persons under Regulation S promulgated by the Securities and Exchange Commission under the Securities Act of 1933, as amended.
These sales of securities continued through the beginning of September 1995 with sales totaling 5,590,372 shares of Common Stock at the average price of $0.92 per share. Additionally, the Company sold 353,755 shares of the Company's convertible preferred stock at an average price of $20.06 per share for total gross proceeds of $7,095,700. The resulting proceeds from all securities sold during the offering were approximately $12.2 million, of which $2,088,360 was used to pay investment brokerage commissions and related offering fees and over $3 million was used to eliminate the principal and accrued interest on all debt owed to stockholders.

The Company does not currently have a bank line of credit; therefore, management finds it necessary to fund all operations through working capital, internally generated cash flow, private placements and short-term financing obtained from the Company's shareholders. A bank line of credit is an essential source of working capital for the Company in order to continue rapid expansion and to introduce new products into the market place. As of October 23, 1996, the Company is in the final stages of negotiation with a major lender for a $2 million line of credit.

                           GALAXY FOODS COMPANY

                 Management's Discussion and Analysis of
             Financial Conditions and Results of Operations
                               (Continued)


Currently, the Company maintainse a factoring agreement with
J.T.A. Factors, Inc. ("J.T.A.") of Greenville, South Carolina, whereby the Company may sell certain of its accounts receivable to J.T.A. on a pre-approved full recourse basis. The factoring charge equals .73% of the receivables sold. The Company is permitted to receive advances up to 85%
of uncollected accounts factored at the time the receivables are placed with J.T.A., with the remaining 15%, less the .73% factoring charge, being paid
to the Company upon collection.   At September 30, 1996, the Company
was not factoring any of its accounts receivable.

Additionally, the Company is negotiating with several of its vendors and suppliers to obtain favorable terms with respect to the Company's purchase of materials and supplies. In exchange for such favorable terms, the Company has established letters of credit and certificates of deposit in favor of these vendors to secure the Company's purchase of certain materials and supplies.

                          PART II.  OTHER INFORMATION

                              GALAXY FOODS COMPANY


ITEM 6.	Exhibits and Reports on Form 8-K

The following exhibits are filed as part of this Form 10-QSB.

(a)     Exhibits

        27    Financial Data Schedule

(b)     Reports on Form 8-K

       	No reports on Form 8-K were filed by Galaxy Foods Company during the quarter ended September 30, 1996.

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
              A Convertible Preferred Stock of Galaxy Foods Company, as filed with the Secretary of State of Delaware on April 16, 1996 (Filed as Exhibit 4.1 on report 8-K, filed for events occurring as of April 16, 1996 and incorporated herein by reference.)

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

*10.8 Company's Registration Statement on Form S-8, Number 33-69546, filed September 28, 1993 (Filed as Exhibit 10.40 to the Company's Registration Statement on Form SB-2, No. 33-
              80418, and incorporated herein by reference.)

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

*10.24 Employment Agreement dated as of October 10, 1995, by and between the Company and Angelo S. Morini (Filed as Exhibit 10.83 on report 8-K, filed for events occurring as of October 11, 1995 and incorporated herein by reference.)

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

*10.29 Securities Purchase Agreement, dated April 16, 1996, by and among Galaxy Foods Company and the buyers party thereto (Filed as Exhibit 10.74 on report 8-K, filed for events occurring as of April 16, 1996 and incorporated herein by reference.)

*10.30 Registration Rights Agreement, dated April 16, 1996, by and among Galaxy Foods Company and the buyers party thereto (Filed as Exhibit 10.75 on report 8-K, filed for events occurring as of April 16, 1996 and incorporated herein by reference.)

  27          Financial Data Schedule (Filed herewith.)

*99.1         Press Release issued by the Company dated April 17, 1996
              (Filed as Exhibit 99.1 on report 8-K, filed for events occurring as of April 16, 1996 and incorporated herein by reference.)



















* - Previously filed

                                               SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


















GALAXY FOODS COMPANY




Date:  October 23, 1996                           /s/ Angelo S. Morini
                                                  Angelo S. Morini
                                                  Chairman and President
                                                  (Principal Executive Officer)






Date:  October 23, 1996                             /s/LeAnn H. Davis, CPA
                                                    LeAnn H. Davis, CPA
                                                    Chief Financial Officer
                                                    (Principal Financial and
                                                    Accounting Officer)

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
             A Convertible Preferred Stock of Galaxy Foods Company, as filed with the Secretary of State of Delaware on April 16, 1996 (Filed as Exhibit 4.1 on report 8-K, filed for events occurring as of April 16, 1996 and incorporated herein by reference.)

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

* - Previously filed

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

*10.8 Company's Registration Statement on Form S-8, Number 33-69546, filed September 28, 1993 (Filed as Exhibit 10.40 to the Company's Registration Statement on Form SB-2, No. 33-
             80418, and incorporated herein by reference.)

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

*10.24 Employment Agreement dated as of October 10, 1995, by and between the Company and Angelo S. Morini (Filed as Exhibit 10.83 on report 8-K, filed for events occurring as of October 11, 1995 and incorporated herein by reference.)

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

*10.29 Securities Purchase Agreement, dated April 16, 1996, by and among Galaxy Foods Company and the buyers party thereto (Filed as Exhibit 10.74 on report 8-K, filed for events occurring as of April 16, 1996 and incorporated herein by reference.)

*10.30 Registration Rights Agreement, dated April 16, 1996, by and among Galaxy Foods Company and the buyers party thereto (Filed as Exhibit 10.75 on report 8-K, filed for events occurring as of April 16, 1996 and incorporated herein by reference.)

  27         Financial Data Schedule (Filed herewith.)                    5

*99.1        Press Release issued by the Company dated April 17, 1996
             (Filed as Exhibit 99.1 on report 8-K, filed for events occurring as of April 16, 1996 and incorporated herein by reference.)





















* - Previously filed