Form 10QSB
period 1996-12-31
GALAXY FOODS CO
filed 1997-02-11
CIK 819527

FORM 10-QSB


               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.   20549

_________________________________________________________________________


     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

        For The Quarterly Period Ended December 31, 1996



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

                           YES X    NO


     On February 11, 1997, there were 56,840,259 Shares of Common
Stock, $.01 par value per share, outstanding.

                      GALAXY FOODS COMPANY

                      Index to Form 10-QSB
               For Quarter Ended December 31, 1996




                                                          PAGE NO.

PART I. FINANCIAL INFORMATION

  Item 1.  Financial Statements

     Balance Sheets                                           3
     Statements of Operations                                 4
     Statements of Stockholders' Equity                     5-6
     Statements of Cash Flows                               7-8
     Notes to Financial Statements                         9-10

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations  11-13


PART II. OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K               14-18


SIGNATURES                                                   19

                  PART I.  FINANCIAL STATEMENTS

                      GALAXY FOODS COMPANY

                         BALANCE SHEETS

                             ASSETS
                                        DECEMBER 31,   MARCH 31,
                                            1996          1996
                                        (unaudited)
CURRENT ASSETS:
  Cash and cash equivalents          $     18,989   $    127,936
  Marketable securities                   491,480             --
  Trade receivables, net                1,623,887        717,437
  Inventories                           2,403,585      1,188,674
  Prepaid expenses                        439,202        289,317
     Total current assets               4,977,143      2,323,364

PROPERTY & EQUIPMENT, NET               7,562,406      5,286,452

OTHER ASSETS                              201,513        422,156
        TOTAL                        $ 12,741,062   $  8,031,972


              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Line of credit                     $     96,559   $        --
  Book overdraft                          269,020            --
  Accounts payable - trade                240,245       283,527
  Accrued liabilities                     324,223       323,594
  Current portion of note payable              --        63,451
  Current portion of obligations under
   capital leases                          31,301        56,788
     Total current liabilities            961,348       727,360

OBLIGATIONS UNDER CAPITAL LEASES,
  less current portion                     37,321        35,926
     Total liabilities                    998,669       763,286

COMMITMENTS AND CONTINGENCIES                  --            --

STOCKHOLDERS' EQUITY:
  Convertible preferred stock                  32            --
  Common stock                            559,962       534,218
  Additional paid-in capital           40,980,872    35,452,644
  Accumulated deficit                 (17,026,273)  (15,921,976)
                                       24,514,593    20,064,886
  Less:  Notes receivable arising
    from the exercise of stock options
    and sale of common stock           12,772,200    12,796,200
     Total stockholders' equity        11,742,393     7,268,686
        TOTAL                        $ 12,741,062  $  8,031,972

             See accompanying notes to the financial statements.

                      GALAXY FOODS COMPANY

                    STATEMENTS OF OPERATIONS

                              THREE MONTHS ENDED     NINE MONTHS ENDED
                                 DECEMBER 31,           DECEMBER 31,
                                 (unaudited)            (unaudited)
                            1996         1995          1996          1995

NET SALES              $  4,376,126  $  1,029,786  $ 12,864,562  $  2,298,666

COST OF GOODS SOLD        3,842,937       962,420    11,074,438     2,247,046
  Gross Margin              533,189        67,366     1,790,124        51,620

OPERATING EXPENSES:
  Selling                   564,895       313,627     1,404,974       814,455
  Delivery                  186,305        82,993       456,574       230,312
  General and administrative316,035       371,643       965,082       921,805
  Research and development   48,350        36,496       153,953        79,707
     Total                1,115,585       804,759     2,980,583     2,046,279

OPERATING LOSS             (582,396)     (737,393)   (1,190,459)   (1,994,659)

OTHER INCOME (EXPENSE):
  Interest expense           (7,700)      (44,500)      (17,581)      (70,822)
  Interest income            17,242        28,551       100,910        75,021
  Other income               (2,268)        1,480         2,833        35,747
     Total                    7,274       (14,469)       86,162        39,946

NET LOSS                   (575,122)     (751,862)   (1,104,297)   (1,954,713)

PREFERRED STOCK DIVIDENDS        --            --            --      (137,977)

NET LOSS APPLICABLE TO
  COMMON STOCK         $   (575,122) $   (751,862) $ (1,104,297) $ (2,092,690)

LOSS PER COMMON SHARE  $       (.02) $       (.02) $       (.03) $       (.09)

WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING     35,114,929    32,618,849    34,574,224    24,170,517



             See accompanying notes to the financial statements.

 GALAXY FOODS COMPANY

                     Statements of Stockholders' Equity

                                                     	Convertible
                               Common Stock         Preferred Stock      Additional                  Notes Rec &
                                          Par                   Par       Paid-In      Accumulated  Subs. for
                               Shares    Value       Shares    Value      Capital        Deficit   Common Stock	         Total
Balance at March 31, 1995  14,024,826  $ 140,248        --  $     --   $ 15,530,314  $ (12,501,401)   $ (1,200,000)  $  1,969,161

Exercise of options            64,000        640        --        --         31,360             --         (24,000)         8,000

Issuance of common stock
through Reg S offering      3,978,464     39,785        --        --      1,780,393             --              --      1,820,178

Issuance of convertible preferred
stock through Reg S offering       --         --   353,755     3,537      5,990,557             --              --      5,994,094

Stock dividends paid          135,753      1,358        --        --        136,619       (137,977)             --              0

Conversion of convertible preferred
stock into common stock    16,760,458    167,604  (353,755)   (3,537)      (164,067)            --              --              0

Reversal to unissued stock	    (4,153)       (42)       --        --         (5,928)            --              --         (5,970)

Issuance of common stock
per employment agreement   18,000,000    180,000        --        --     11,392,200             --     (11,572,200)             0

Issuance of common stock in
payment of consulting fees    200,000      2,000        --        --        108,500             --              --        110,500

Exercise of warrants          240,000      2,400        --        --        181,850             --              --        184,250

Issuance of common stock under
employee stock purchase plan   22,500        225        --        --         11,025             --              --         11,250

Issuance of warrants               --         --        --        --        459,821             --              --        459,821

Net loss                           --         --        --        --             --     (3,282,598)             --     (3,282,598)

Balance at March 31, 1996  53,421,848  $ 534,218        --  $     --   $ 35,452,644  $ (15,921,976)   $(12,796,200)  $  7,268,686

Exercise of options            78,166        782        --        --         38,501             --              --         39,283

Issuance of common stock under
employee stock purchase plan   65,415        654        --        --         68,686             --              --         69,340

Collection of note receivable      --         --        --        --             --             --          24,000         24,000

Issuance of common stock
through Reg D offering      1,337,524     13,376        --        --      1,846,095             --              --      1,859,471

Issuance of convertible
preferred stock through
Reg D offering                     --         --     4,000        40      3,733,901             --              --      3,733,941

Conversion of convertible
preferred stock into common
stock                         913,239      9,132      (761)       (8)        (9,124)            --              --              0

Issuance and revaluation
of warrants                        --         --        --        --       (251,750)            --              --       (251,750)

Exercise of warrants          180,000      1,800        --        --        101,919             --              --        103,719

Net loss                           --         --        --        --             --     (1,104,297)             --     (1,104,297)

Balance at December 31,
1996 (unaudited)           55,996,192  $ 559,962     3,239  $     32   $ 40,980,872  $ (17,026,273)  $ (12,772,200)  $ 11,742,393

             See accompanying notes to the financial statements.

                      GALAXY FOODS COMPANY

                    STATEMENTS OF CASH FLOWS

                                              NINE MONTHS ENDED
                                                 DECEMBER 31,
                                                 (unaudited)
                                              1996          1995
CASH FLOWS FROM/(USED IN)
   OPERATING ACTIVITIES:
  Net Loss                              $ (1,104,297)   $ (1,954,713)


   ADJUSTMENTS TO RECONCILE NET
   LOSS TO NET CASH USED IN
   OPERATING ACTIVITIES:
  Depreciation expense                       297,032         235,734
  (Gain)/Loss on sale of assets                4,877         (20,709)
  Gain on sale of marketable securities
  Provision for losses on trade receivables       --          55,432
  Issuance of common stock in payment of
    consulting services                           --         112,500
  Issuance of common stock warrants in payment
    of consulting services                     5,236              --
  Reversal to unissued stock                      --          (5,970)
  (Increase) decrease in:
    Trade receivables                       (906,450)       (391,595)
    Inventories                           (1,214,911)       (552,960)
    Prepaid expenses                        (149,885)        (72,172)
  Increase (decrease) in:
    Accounts payable                         (43,282)       (397,102)
    Accrued liabilities                          629         125,615
  NET CASH USED IN OPERATING
  ACTIVITIES                              (3,111,051)     (2,865,940)

CASH FLOWS FROM/(USED IN) INVESTING
   ACTIVITIES:
  Proceeds from sale of property and
    equipment                                 22,500          29,668
  Purchase of marketable securities, net    (491,480)             --
  Purchase of property and equipment      (2,574,258)     (1,295,087)
  (Increase) decrease in other assets        (36,343)        149,216
  NET CASH USED IN INVESTING
  ACTIVITIES                              (3,079,581)     (1,116,203)

                      GALAXY FOODS COMPANY

              STATEMENTS OF CASH FLOWS (continued)

                                           NINE MONTHS ENDED
                                              DECEMBER 31,
                                              (unaudited)
                                            1996          1995


CASH FLOWS FROM/(USED IN) FINANCING
   ACTIVITIES:
  Principal payments on stockholder notes         --      (2,697,388)
  Principal payments on note payable         (63,451)             --
  Net borrowings on line of credit            96,559              --
  Book overdraft                             269,020              --
  Principal payments on capital lease
    obligations                              (50,197)        (57,928)
  Proceeds from issuance of common stock,
    net of offering costs                  1,928,811       1,875,997
  Proceeds from issuance of convertible
    preferred stock, net of offering costs 3,733,941       6,310,404
  Proceeds from exercise of common stock
    options                                   39,283             500
  Proceeds from exercise of common stock
    warrants                                 103,719              --
  Collection of note receivable for common
    stock                                     24,000              --
  NET CASH FROM FINANCING
  ACTIVITIES                               6,081,685       5,431,585

NET INCREASE/(DECREASE) IN CASH AND
   CASH EQUIVALENTS                         (108,947)      1,449,442

CASH AND CASH EQUIVALENTS, BEGINNING
   OF PERIOD                                 127,936          16,205

CASH AND CASH EQUIVALENTS, END
   OF PERIOD                            $     18,989    $  1,465,647






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


(4)  Inventories
     Inventories are summarized as follows:
                                        DECEMBER 31,     MARCH 31,
                                            1996           1996
                                         (unaudited)
     Raw materials                    $  1,871,419   $    770,940
     Finished goods                        532,166        417,734
      Total                           $  2,403,585   $  1,188,674


(5)  Sale of Securities
     On April 16, 1996, the Company completed a private placement of 1,337,524 shares of the Company's common stock at an aggregate price of $2,000,000, and 4,000 shares of the Company's convertible preferred stock at an aggregate price of $4,000,000. The convertible preferred stock has a liquidation preference of $1,000 per share. The holders of the convertible preferred stock have the right to convert such shares into shares of the Company's common stock at any time after June 30, 1996 at a conversion price equal to 71.5% of the average market price of the common stock for the five consecutive trading days ending one trading day prior to the date of the Company's receipt of a notice of conversion from the holder; provided that none of the buyers' aggregate shares of the Company's common stock exceed 4.9% of the then outstanding shares of common stock. As of February 7, 1997, 1,298 shares of the convertible preferred stock have been converted into 1,714,306 shares of the Company's common stock at an average conversion price of $.76 per share.


(6)  Net Loss per Share
     Loss per share is computed based on the weighted average number of shares outstanding during the period. Common stock equivalents have not been included since the effect would be antidilutive.

                      GALAXY FOODS COMPANY

                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)


(7)  Line of Credit
     The Company obtained a $2 million expandable line of credit with Finova Capital Corporation on October 31, 1996 bearing interest at prime plus two percent (10.25% on December 31, 1996). The line is secured by accounts receivable, inventory and certain machinery and equipment. At December 31, 1996, the Company had $1,903,441 available on this line.


(8)  Note Payable
     Note payable consisted of an unsecured note payable to a third party, bearing interest at prime plus 3% (11.25% at March 31, 1996). The entire balance plus accrued interest was paid in full by June 30, 1996.


(9) Common Stock Options and Warrants Issued for Consulting During the nine months ended December 31, 1996, consulting expense of $72,736 was recognized on common stock warrants granted to consultants. In addition, $72,808 has been recorded in other assets as of December 31, 1996 for the value of warrants issued for future services. All such options and warrants were recorded as additional paid-in capital during the nine months ended December 31, 1996.


(10) Supplemental Cash Flow Information
     For purposes of the statement of cash flows, all highly liquid investments with a maturity date of three months or less are considered to be cash equivalents. Cash and cash equivalents include checking accounts, money market funds and certificates of deposits.

     For the nine months ended December 31,          1996         1995
     Non-cash financing and investing activities:
          Deferred public offering costs applied
            to the proceeds                            --        403,164
          Purchase of equipment under capital
            lease obligation                       26,105             --
          Warrants issued for consulting
            services                             (251,750)            --

     Cash paid for:
          Interest                                 24,560         70,822

                      GALAXY FOODS COMPANY

             Management's Discussion and Analysis of
         Financial Condition and Results of Operations

Results of Operations

Net Sales increased 325% to $4,376,126 in the quarter ended December 31, 1996, compared to net sales of $1,029,786 for the quarter ended December 31, 1995. In addition, net sales for the nine months ended December 31, 1996 increased $10,565,896 or 460% over net sales for the nine months ended December 31, 1995. This large increase in sales was attributed to the introduction of new and improved products to the retail market, as well as the escalation of orders from major foodservice and retail customers at the end of fiscal 1996 and throughout fiscal 1997. Also, there was a large increase in marketing activities promoting these new products. In addition, the Company was able to improve its cash flow position through financing activities, which allowed it to fill customer orders on a timely basis. The inability to fill orders on time was a problem in the first two quarters of fiscal 1996. (See "Management's Discussion and Analysis of Financial Conditions and Results of Operations - Liquidity and Capital Resources").

Cost of Goods Sold was 88% of net sales for the quarter ended December 31, 1996, compared to 93% of net sales for the same period ended December 31, 1995. Cost of goods sold was 86% of net sales for the nine months ended December 31, 1996, compared to 98% of net sales for the same period ended December 31, 1995. This improvement in cost is mainly a result of longer production runs creating greater production efficiencies and sales volume increasing enough to cover the Company's fixed costs. There was a decline in the margins in the third quarter due to the large fluctuations in dairy commodity prices. Management will continue to focus on reducing cost of goods sold as a percentage of net sales in the coming quarters through production efficiencies, price control and changes in the product mix. Longer production runs will be feasible in the fourth quarter due to the installation of a second individually wrapped slice (IWS) machine with double the capacity of the first machine installed in October 1995.

Selling expenses of $564,895 were 80% higher for the quarter ended December 31, 1996, compared with selling expenses of $313,627 for the same period ended December 31, 1995. Selling expenses for the nine months ended December 31, 1996 were up $590,519 or 73% higher than the expense for the nine months ended December 31, 1995. This increase in selling expenses over the same period a year ago is mainly attributed to an increase in initial product introduction charges, advertising, brokerage costs and marketing personnel. For the comparable periods one year ago, strict cost reductions were put into place due to a lack of working capital; therefore, the Company's marketing and advertising costs were significantly less. Brokerage costs are a function of sales; therefore, as sales increase, brokerage expenditures rise proportionately.

Delivery expenses were $186,305 and $456,574 for the quarter and the nine months, respectively, ended December 31, 1996, compared with expenses of $82,993 and $230,312 for the same respective periods ended December 31, 1995. The increase in delivery costs is a direct result of the increase in sales shipments to customers. However, the ratio of delivery expense to net sales is decreasing due to more favorable shipping rates, larger orders and customers absorbing more of the delivery costs.

General and Administrative expenses decreased 15% or $55,608 for the quarter ended December 31, 1996, compared with the same period ended December 31, 1995. This decrease is the result of lower professional fees during the quarter. G&A expenses were $965,082 for the nine months ended December 31, 1996 compared to $921,805 for the nine months ended December 31, 1995. The increase is attributed mostly to sales & property taxes, rent and insurance.

                      GALAXY FOODS COMPANY

             Management's Discussion and Analysis of
         Financial Condition and Results of Operations
                           (Continued)


Research and Development expenses increased $11,854 for the quarter ended December 31, 1996 when compared to the same period for the prior year. For the nine months ended December 31, 1996, R&D expense increased $74,246 or 93%. This increase in expense is due largely to employee relocation allowances paid during the first quarter of fiscal 1997, increased wage expense and a change in expense allocations between divisions. The Company does not expect to pay any further relocation allowances this fiscal year.

Other Income and Expense for the quarter ended December 31, 1996 resulted in income of $7,274 compared to expense of $14,469 for the same period last year. Income for the nine months ended December 31, 1996 increased $46,216 or 116% over the same period ended December 31, 1995. This increase in income resulted from an increase in interest income due to the additional cash reserves produced by the sale of the Company's securities and a decrease in interest expense due to little or no debt during most of fiscal 1997 compared to fiscal 1996. (See "Management's Discussion and Analysis of Financial Conditions and Results of Operations - Liquidity and Capital Resources").


Liquidity and Capital Resources

Operating Activities -- Net cash used in operating activities was $3,111,051 for the nine months ended December 31, 1996 compared to net cash used of $2,830,302 for the same period in 1995. This increase resulted from the build-up of inventory and receivables over prior year levels as a result of the increase in the Company's sales.

Investing Activities -- Net cash used in investing activities totaled $3,079,581 for the nine months ended December 31, 1996 compared to net cash used of $1,145,871 for the same period in 1995. This large increase was the result of the Company investing its cash reserves from its financing activities into marketable securities and the purchase of several large items of production equipment.

Financing Activities -- Net cash flows from financing activities were $6,081,685 for the nine months ended December 31, 1996 compared to $5,425,615 for the same period in 1995. The large cash flows from financing activities resulted from a Regulation D offering of the Company's stock in fiscal 1997 and a Regulation S offering of the Company's stock in fiscal 1996.

On April 16, 1996, the Company completed a Regulation D private placement of 1,337,524 shares of the Company's common stock at an aggregate price of $2,000,000, and 4,000 shares of the Company's convertible preferred stock at an aggregate price of $4,000,000.

On March 3, 1995, the Company began offering certain of its securities to non-US. persons under Regulation S promulgated by the Securities and Exchange Commission under the Securities Act of 1933, as amended. These sales of securities continued through the beginning of September 1995 with sales totaling 5,590,372 shares of Common Stock at the average price of $0.92 per share. Additionally, the Company sold 353,755 shares of the Company's convertible preferred stock at an average price of $20.06 per share for total gross proceeds of $7,095,700. The resulting proceeds from all securities sold during the offering were approximately $12.2 million, of which $2,088,360 was used to pay investment brokerage commissions and related offering fees and over $3 million was used to eliminate the principal and accrued interest on all debt owed to stockholders.

                      GALAXY FOODS COMPANY

             Management's Discussion and Analysis of
         Financial Condition and Results of Operations
                           (Continued)


On October 31, 1996, the Company finalized an expandable $2 million line of credit with Finova Capital Corporation with interest set at prime plus two percent. Management believes that this line will ensure the Company's ability to meet customer demands, expand its production capacities and improve gross margins until a positive cash flow can be achieved.

In January 1997, the Company placed its new individually wrapped slice (IWS) machine into service. This addition of this machine gives the Company the ability to produce a total of 2,400 slices per minute. Management fully expects this new machine to increase sales and improve gross margin by reducing overtime and overhead costs.

In August 1997, the Company expects its new pullman/ribbon loaf machine to be in place for production of foodservice cheese sliced products. The Company has already paid for half of the cost of this machine and expects to pay for the remainder of the machine and the required ancillary equipment through its line of credit or other means of equipment financing. With the addition of this machine, the Company has the ability to produce up to $100 million annually at its current location.

                   PART II.  OTHER INFORMATION

                      GALAXY FOODS COMPANY


ITEM 6. Exhibits and Reports on Form 8-K

The following exhibits are filed as part of this Form 10-QSB.

(a)    Exhibits

     27  Financial Data Schedule


(b)    Reports on Form 8-K

     No reports on Form 8-K were filed by Galaxy Foods Company during the quarter ended December 31, 1996.

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


*  Previously filed.

                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.











                              GALAXY FOODS COMPANY




Date: February 11, 1997       /s/ Angelo S. Morini
                              Angelo S. Morini
                              Chairman and President
                              (Principal Executive Officer)






Date:  February 11, 1997      /s/  LeAnn H. Davis, CPA
                              LeAnn H. Davis, CPA
                              Chief Financial Officer
                              (Principal Financial and Accounting
                              Officer)