Form 10KSB
period 1997-03-31
GALAXY FOODS CO
filed 1997-06-30
CIK 819527

1997
           U. S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                         FORM 10-KSB

        ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE
              SECURITIES EXCHANGE ACT OF 1934

          For The Fiscal Year Ended March 31, 1997

                 Commission File No. 0-16251

                      GALAXY FOODS COMPANY
 (name of small business issuer as specified in its charter)

        Delaware                        25-1391475
(State or other jurisdiction of        (I.R.S. Employer
incorporation of organization)         Identification No.)

      2441 Viscount Row
      Orlando, Florida                  32809
     (Address of principal             (Zip Code)
      executive offices)

Issuer's telephone number:  (407) 855-5500

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

             Common Stock, par value $.01 per share
                       (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing  requirements for the past 90 days.    Yes  X   No____

Check  if a disclosure of delinquent filers in response  to
Item 405  of  Regulation  S-B is not contained in this  form, and  no disclosure  will  be  contained,  to  the  best  of
registrant's knowledge,    in   definitive  proxy  or information
statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State   issuer's  revenues  for  its  most  recent  fiscal
year. $17,171,496

The aggregate market value of the voting stock held by nonaffiliates as of June 20, 1997 was $25,458,806 based on the closing sales price of $0.75 per share on such date.

The number of shares outstanding of Galaxy Foods Company's
Common Stock as of June 20, 1997 was 58,332,048.

           DOCUMENTS INCORPORATED BY REFERENCE:  None
Transitional Small Business Disclosure Format.  Yes ___ No X
________________________________________________________________

                             PART I

Item 1.  Description of Business.

GENERAL

Galaxy Foods Company (the "Company") was originally organized in Pennsylvania in 1980 under the name "Galaxy Cheese Company,"
and was  subsequently  reincorporated in  Delaware  in  1987.
After relocating to Orlando, Florida, the Company formally
changed  its name  to  "Galaxy  Foods  Company."  The Company is principally engaged in the development, manufacturing and marketing of a variety of healthy cheese and dairy related products, as well as other cheese alternatives. The healthy cheese and cheese related products, sold under the Company's formagg, Soyco, and Soymage brand names, are low or no fat, low or no cholesterol and lactose (milk sugar) free, vitamin and mineral enriched, and contain onethird fewer calories and more calcium than conventional cheese. These healthy cheese and dairy related products have the flavor, appearance and texture of conventional cheeses and products  that use conventional
cheeses, and are nutritionally equal or superior to  such
cheeses  and  products.  Some of the  Company's  cheese alternatives have either no or low cholesterol but are not nutritionally equivalent or superior to conventional cheeses. The Company also manufactures and markets non-branded and private label process and blended cheese products, as well as branded soybased, rice-based and non-dairy cheese products. Most of these products are made using
the Company's formulas and  processes, which   are   believed  to  be
proprietary,  and manufacturing equipment.

In June 1992, the Company relocated to Orlando, Florida and began production and shipment of its products directly from its Orlando plant to customers in each of the Company's three principal markets--retail stores, such as supermarket chains and health food stores; food service operations, such as
restaurant chains, cafeterias,   hospitals   and  schools;   and
industrial   food manufacturers of products such as frozen pizza
and desserts.

The Company's sales effort is primarily directed to retailers, to take  advantage of what it perceives to be an increased
consumer emphasis on nutrition, by offering a diverse line of low  and  no fat,  low  and  no  cholesterol and no lactose
cheese  products. These   include  individually  wrapped  cheese
slices, shredded cheeses, grated toppings, deli cheeses, and soft cheeses like sour cream, cream cheese and cheese sauces. The Company also markets the Lite Bakery line of products which uses formagg , a product described below, as
a  base  ingredient.   This  line includes bakery mixes for use
by commercial and in-store bakeries to produce pies, icings, and cheesecakes utilizing formagg.  The mixes also substitute other
healthy ingredients to reduce  or  eliminate cholesterol,   fat,
lactose,  sodium,  and  excessive   calories associated with
traditional bakery products.

The Company's strategy for the future is to continue its primary marketing efforts in the retail market to capitalize on the continuing interest among consumers in reducing their cholesterol levels and saturated fat intake. The Company believes that one of the leading contributors of cholesterol and saturated fat in the American diet is cheese. By providing good tasting cheese alternatives available in diverse forms and flavors, the Company believes it will be able to attract an increasing number of worldwide consumers interested in improving their health and eating habits.

PRODUCTS

The Company's products include the following:

formagg Cheese Products -- the Company's flagship line of
vitamin and  mineral enriched cheese products sold under the
brand  name "formagg,"   which   contain  all  of  the
characteristics of conventional cheeses but have low or no fat, low or no cholesterol, no lactose, and one-third fewer calories and more calcium than conventional cheeses. For the fiscal years ended March 31, 1997 and 1996, sales of formagg products accounted for approximately 43.7% and 16.1%, respectively, of the Company's sales.

The formagg line includes more than 30 varieties of cheese products in many flavors and forms including hard, semi-hard, soft cheese products and cheese sauces.

Soyco and Soymage -- Soyco is a line of all natural soy-based and rice-based products, which was introduced to the retail
market in early  1987  and  includes individually wrapped
slices, chunks, grated and soft cheese products. Under the Soyco division, the Company also markets Soymage brand
products, which have no casein or   other   dairy  ingredients,
and  are  aimed  primarily to vegetarians and to consumers who are allergic to the lactose or milk protein contained in dairy products. For the fiscal years ended March 31, 1997 and 1996, sales of Soyco and Soymage products accounted for approximately
13.5% and   23.5%, respectively, of the Company's sales.

Substitute Cheeses -- cheese products which are not as nutritious as formagg cheese products but are nutritionally equal or superior to conventional cheeses, and which may contain small amounts of butterfat, lactose and cholesterol. These products contain fewer calories than conventional cheese but, generally, more calories than formagg. For the fiscal years ended March 31, 1997 and 1996, sales of branded, nonbranded and private label substitute cheeses accounted for approximately 2.0% and 12.8%, respectively, of the Company's sales.

Process Cheeses -- a line of products, sold under private
label, made  by  combining one or more conventional cheeses
with certain other  ingredients, generally excluding substitute
and  imitation cheeses.   For  the fiscal years ended March 31,
1997 and 1996, sales of process cheeses accounted for approximately 1.1% and 0%, respectively, of the Company's sales.

Blended Cheeses -- cheese products, primarily sold to industrial customers, which consist of either substitute or imitation cheeses combined with already prepared conventional cheeses. For the fiscal years ended March 31, 1997 and 1996, sales of blended cheeses accounted for approximately 0.2% and 4.1%, respectively, of the Company's sales.

Imitation Cheeses -- low cholesterol alternatives to conventional cheeses which differ from the Company's substitute cheeses in that they are not nutritionally equivalent or superior to conventional cheeses and may have more cholesterol than the Company's substitute cheeses. For the fiscal years ended March 31, 1997 and 1996, sales of imitation cheeses accounted for approximately 10.0% and 26.1%, respectively, of the Company's sales.

Conventional   Cheese  Shreds  --  already  manufactured
cheese products  purchased from suppliers for shredding at the
Company's facility.   For the fiscal years ended March 31, 1997
and  1996, sales   of   shredded   conventional   cheeses
accounted for approximately 26.9% and 17.4%, respectively, of the Company's sales.

The  characteristics of the Company's products vary according to the  specific  requirements of individual customers  within
each market.   In  the  retail  market,  the  Company's products
are formulated to meet the health concerns of today's
consumers.  In the  industrial food manufacturing and food
service markets,  the Company's   products  are  made
according to the customer's specifications as to color, texture, shred, melt, cohesiveness, stretch, browning, fat
retention,  and  protein,  vitamin  and mineral  content.   The
Company's products are manufactured in various forms, including individual slices, grated, shredded, salad toppings, deli loaves, and multi-pound blocks and are available in several flavors, including, but not limited to mozzarella, cheddar, American, parmesan and Swiss.

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

MANUFACTURING PROCESS

Most  of  the  Company's products are made  using  the
Company's formulas, processes, and manufacturing equipment, from four
principal   ingredients: casein, a pure skim milk protein
(instead of liquid milk which is used to make conventional cheeses); soybean and canola oil; water; and natural flavorings. The Company's Soymage products are also made using the Company's formulas, processes and manufacturing equipment from these principal ingredients, except that Soymage does not contain casein. All of these products are produced at a temperature above that required for pasteurization. The Company's formulas and processes were designed and developed by the Company's Chief Executive
Officer, Angelo S. Morini. The rights to these formulas, processes and equipment have been assigned by Mr. Morini to the Company. Unlike the conventional cheese process, the production of the Company's products does not require the costly and time-consuming use of bacteria to curdle milk, nor does it require removal of whey or product curing.

QUALITY CONTROL

Throughout the production process, the Company subjects its products to stringent quality control inspections in order to satisfy federal and state regulations for good manufacturing procedures, meet customer specifications, and assure consistent product quality. A sample of each production run is tested for various characteristics including microbiology, taste, color, acidity (Ph), surface tension, melt, stretch and fat retention. Random samples are also regularly sent to an independent laboratory to test for bacteria and other micro-organisms.
The Company is presently adopting ISO9000 standards and will seek worldwide certification in the future.

CAPITAL EXPENDITURES

During the fiscal years ended March 31, 1997 and 1996, the Company's capital expenditures were approximately $3,355,000 and $1,307,000, respectively. The substantial capital expenditures for fiscal 1997 and 1996 were primarily due to the purchase of several large items of production equipment.

SALES AND MARKETING

In the retail market, the Company markets its healthy formagg, Soyco and Soymage products to supermarkets, club stores and health food stores. The Company believes its healthy products appeal to a wide range of consumers interested in lower fat, lower cholesterol, lactose free products and other nutraceutical ingredients found in these products and that this market will continue to expand.
These products are sold through distributors and directly to customers by in-house and territory sales managers and a
nationwide network of non-exclusive  commission brokers.   The
Company uses conventional marketing and public relations techniques for market introductions such as promotional allowances and events, in-store consumer sampling, print advertising and television.

In  the  food  service market, the Company promotes  its
healthy formagg cheese  products  as  well  as  lower
cost   cheese alternatives.  In marketing its formagg  line of
products to food service customers, the Company emphasizes that formagg tastes like conventional cheese and has no or low fat, low or no cholesterol, no lactose and more calcium than conventional cheeses. The Company also promotes its food service products on the basis of their considerably longer shelf life and microbiologically safer profile than conventional cheeses. In both the food service and industrial markets, the Company sells directly to its customers. In the food service market, the Company utilizes both its inhouse sales staff, territory managers and a nationwide network of nonexclusive commission brokers to sell the Company's products.

SUPPLIERS

The  Company  purchases the ingredients used in its
manufacturing operations,  i.e., casein, soybean and canola
oil,  enzymes  and other ingredients, from several sources.  It believes that all of these ingredients  are  readily  available from numerous suppliers. Due to more cost effective and environmentally safer production conditions in other countries, suppliers from such countries  are often able to supply casein at prices
lower than domestic suppliers.   Accordingly, the Company currently
purchases  its major ingredient, casein, from foreign suppliers.
Because casein purchased by the Company is imported, its availability is subject to a variety of factors, including federal import regulations. The Company believes that it could obtain casein at a higher cost from domestic sources if the foreign supply of casein were reduced or terminated.

For  the  fiscal years ended March 31, 1997 and 1996, the
Company purchased  $3,614,421  and $1,398,230, respectively, of casein, canola and other oils, and other ingredients- the principal raw materials used to manufacture the Company's
products.   The following  table sets forth the name of each
supplier along with the percentage they supplied of casein, canola oil, and other ingredients which either alone, or together with their affiliates, provided 5% or more of such items to the Company, based on dollar volume purchased.

                                         Percentage of Raw Material Purchases
                                               Fiscal Year Ended March 31,
Type of Raw Material   Name of Supplier              1997        1996

Casein                 Besnier-Scerma U.S.A.          70%         62%
                       Avonmore Food Products Ltd.    18%         24%
                       Irish Dairy Board               9%          9%

Canola Oil             Fugi Vegetable Oil, Inc.        0%         27%
                       Wilsey Foods Inc.               0%         25%
                       C & T Refinery                  2%         24%
                       Archer Daniels Midland Co.     88%         24%
                       Sunlite Foods                   7%          0%

Fructose               Industrial Commodities, Inc.   13%        100%
                       Food Ingredient Sales, Inc.    87%          0%

Chemicals              Van Waters & Rogers            70%         54%
                       Ashland Chemical Company       30%         46%

Enzyme-modified Cheese Systems Bio-Industries         23%         87%
                       Armour Foods                   74%         11%

Corn Starch            Food Ingredient Sales, Inc.    30%         54%
                       Grain Processing Corporation   60%         46%
                       A.E. Staley Manufacturing Co.  10%          0%

PRODUCT DEVELOPMENT

The Company conducts ongoing research to develop new varieties of cheese, dessert products and dairy related products, in addition to developing new flavors and customized formulations for existing products. For the fiscal years ended March 31, 1997 and 1996, expenditures for product development were $204,126 and $112,854, respectively. None of the research and development costs are directly borne by the customer, instead they are considered part of operating expenses.

TRADEMARKS AND PATENTS
The Company owns the trademark for formagg. The Company believes this trademark is an important means of establishing consumer recognition of its products. The Company also owns several other registered and unregistered trademarks which are used in the marketing and sale of the Company's products. The registered trademarks are generally in effect for ten years from the date of their initial registration, and may be renewed for successive tenyear periods thereafter. The following table sets forth the registered and unregistered trademarks of the Company, the country in which the mark is filed, and the renewal date for such mark.

Mark                     Country             Renewal Date

formagg                  Canada              March 1, 2000
                         France              June 6, 2004
                         Japan               August 31, 2004
                         United States       October 9, 2004
                         Ireland             April 25, 2005
                         United Kingdom      April 25, 2005
                         Israel              December 16,2007
                         Greece              October 3, 2004
Lite Bakery & Design     United States       September 19, 2009
Labella's & Design       United States       October 9, 2004
Soyco                    United States       January 12, 2003
Soyco & Design           United States       August 17, 2003
Soymage                  United States       January 5, 2003
Veggy Singles            United States       February 27, 2007
Lite "n" Less            United States       (1)
Health Value Foods       United States       (1)
Soy Singles              United States       (1)
Veggie Milk              United States       (1)
Wholesome Valley         United States       (1)

(1) Registration pending; however, the Company has received a Notice of Allowance for this trademark.

Although  the  Company believes that its formulas and processes are proprietary,  the  Company has not sought and does not intend to
seek patent protection for such technology.   In  not seeking patent
protection, the Company is instead relying on the complexity of its technology, on trade secrecy laws, and on employee confidentiality agreements. The Company believes that its technology has been independently developed and does not infringe on the patents or trade secrets of others.

MARKETS AND CUSTOMERS

The  Company  sells to customers in approximately 33  states
and eight  international  countries.   Principal  customers  of
the Company include Foodservice Purchasing Co-op, a food distributor with principal offices located in Louisville, Kentucky; H.E. Butt Grocery, a supermarket chain with
principal offices located  in San   Antonio,  Texas;  and
Multi-Foods Corporation, a food distributor with principal offices located in Rice, Minnesota.

For  the  fiscal years ended March 31, 1997 and 1996, the
Company had  net sales of $17,171,496 and $3,950,455,
respectively. The following table sets forth the name of
each  customer of the Company,  which  either alone, or
together with its affiliates, accounted for 5% or more of
the Company's sales for the fiscal years ended March 31,
1997 or 1996:
                               Percentage of Sales
                            Fiscal Year Ended March 31,
Customer Name                    1997       1996

Foodservice Purchasing Co-op     34.0%     17.9%
H.E. Butt Grocery                 6.9%      0.0%
Multi-Foods Corporation           2.2%      7.9%

The Company's products are sold primarily in three commercial markets: retail, food service, and industrial.

In the retail market, where the Company believes nutrition generally outweighs price considerations, the Company markets its formagg and Veggie Slices products at prices comparable to conventional cheeses. In this market, the
Company sells directly to   retail  establishments,  including
national  and   regional supermarket chains, and to
distributors that sell and deliver  to retail establishments.

In both the food service and industrial markets, the Company markets its more expensive premium products to customers who place importance on nutrition and its less expensive branded, nonbranded and private label substitute
and  conventional-type cheese   products  to  customers  whose
primary consideration is cost. The food servise products are primarily sold to distributors who supply food to restaurants, schools and hospitals. The Company also markets its products directly to large national restaurant chains.

In the industrial market, the Company sells its products to industrial manufacturers whose food products, such as pizza, frozen foods, salad dressings, cheese dips and spreads, potato and vegetable toppings, and baked goods (such as crackers and croutons), ordinarily contain cheese as an ingredient.

The following chart sets forth the percentage of sales that the industrial, food service and retail markets represented for the fiscal years ended March 31, 1997 and 1996:

                            Percentage of Sales
                        Fiscal Years Ended March 31,
Category                       1997      1996

Retail sales                    52%       35%
Food service sales              45%       49%
Industrial sales                 3%       16%

GOVERNMENT REGULATION

As a manufacturer of food products for human consumption, the Company is subject to extensive regulation by federal, state and local governmental authorities regarding the quality, purity, manufacturing, distribution and labeling of food products.

The  Company's  United  States  product  labels  are  subject to regulation  by  the  United States Food and  Drug
Administration ("FDA").   Such  regulation  includes  standards
for product descriptions, nutritional claims, label format, minimum type sizes, content and location of nutritional information panels, nutritional comparisons, and ingredient content panels. The Company's labels, ingredients, and manufacturing techniques and facilities are subject to inspection by the FDA. In May 1994, the United States enacted a new labeling law which dramatically impacted the food industry as a whole. The regulations require specific details of ingredients and their components along with nutritional information on labels. The Company believes this will enhance marketability and result in increased sales of the Company's products because the new labels make it easier for consumers to recognize the nutritional benefits of the Company's products compared to other products.

The Company's facility and manufacturing processes are subject to inspection by the Florida Department of Health. The
Company received its Annual Food Permit from that bureau for 1997.

The Company believes that it is in compliance, in all material respects, with governmental regulations regarding its current products and has obtained the necessary government permits, licenses, qualifications, and approvals which are required for its operations.

ENVIRONMENTAL REGULATION

The Company is required to comply with environmental regulations in connection with the development of its products and the operation of its business. It spent approximately $12,000 and $20,000 during the fiscal years
ended March 31,  1997  and  1996 respectively,   in
environmental  related  compliance,   mainly concerning the
disposal of corrugated packaging.

At the present time, the Company believes that it is in compliance in all material aspects with the federal, state and local environmental laws and regulations applicable to it. The Company believes that continued compliance with any current or reasonably foreseeable future environmental laws and regulations will not have a material adverse effect on the capital expenditures, earnings, financial condition or competitive position of the Company.

COMPETITION

The  food  industry is highly competitive, and the Company
faces substantial  competition  in connection with  the
manufacturing, marketing,  and  sale  of its products.   In
the  retail  cheese market, the Company competes with
conventional cheeses, including "light"   products  produced
by manufacturers of conventional cheeses. "Light" cheese generally has lower fat content than regular cheese but still contains cholesterol and lactose, unlike the Company's formagg line which contains low or no cholesterol and is lactose free.
Conventional cheeses are being promoted widely by the American Dairy Association and other trade associations representing the dairy industry. In the industrial and food service markets, the Company's substitute and imitation cheese products compete with other substitute and imitation cheese products, as well as with conventional cheeses.

The  Company  believes it has the most complete  line  of
cheese products in the industry having healthy characteristics such as no and low fat, low or no cholesterol, no lactose and no artificial colorings or flavorings. The Company further believes that the most important competitive factors in the Company's markets are product appearance, taste, nutritional value and price. The Company believes its products excel in these areas. Among the
Company's competitors  in  the cheese  industry  are  national
and  regional  manufactures   of conventional and imitation cheeses,
such as Kraft (which produces products under the Kraft Free label), Borden's, and ConAgra (which produces products under the Healthy Choice
label).   Each of these competitors are well established and
have substantially greater  marketing,  financial  and  human
resources  than   the Company.  However, management believes
the competitors' current products do not have all of the healthy characteristics that the Company's branded products possess
(i.e. low and no fat, no saturated fat, low unsaturated fat, low or no cholesterol, no lactose and no artificial colorings or flavorings). Competitors may succeed in developing similar or enhanced products, and because of greater resources, these competitors may prove more successful in marketing and selling such products. There can be no assurance that the Company will be able to compete successfully with any of these companies or achieve a greater market share.

EMPLOYEES

As of June 20, 1997, the Company had a total of 122 employees, all of whom were full-time employees. In addition, the Company also utilizes other personnel through employee leasing companies and temporary contract arrangements. The Company considers its relations with employees to be satisfactory. No employee is a member of a trade union.

Item 2.  Description of Property.

The Company's headquarters, sales offices, manufacturing, warehouse, and research and development facilities occupy approximately 56,000 square feet situated in Orlando, Florida. The Company's facilities are comprised of approximately 8,500 square feet in office space, approximately 31,897 square feet of dock-height, air-conditioned manufacturing space, and a cooler of approximately 15,000 square feet, which are situated on 2.4 acres of a 5.2 acre site in an industrial park. The Company entered into a lease agreement with Anco Company, a Florida general partnership, on November 13, 1991. The initial term of the lease was  for  a five-year period which expired on November 13, 1996.
On November 13, 1996, the lease was renewed for an additional five-year period expiring on November 12, 2001. The original lease provided for fixed rental payments of $20,799 per month through the end of the initial five-year lease term which expired on November 13, 1996. The five-year renewal period provides for fixed rental payments of $23,919
per month through the end of the renewal period.   After the completion
of the renewal period, there are no limitations on the rent increase that may be charged by the landlord in any further renewal periods. If the parties are unable to agree upon a rental increase for any renewal period, then the lease shall terminate as of the expiration of the last agreed upon period. The Company has a right of first refusal to purchase or lease the remaining 2.8 acres upon 20 days notice to the landlord in the event that the landlord elects to sell or lease such remaining land. The lease is a "triple net" lease which means that the Company is responsible for all taxes, insurance, maintenance and repair of the facilities, in addition to rental payments. The Company's manufacturing facility is capable of producing 250 million pounds of cheese and dairy related products per year. The
Company believes the capacity of production at the plant should be more than adequate to cover the estimated growth of the Company for the next three to five years. Management believes that the Company's properties are adequately covered by casualty insurance.

The Company produces all of its products at this Orlando plant. Based on the results for the fiscal years ended March 31, 1997 and 1996, the Company's plant is producing approximately 7.3 and 2.3 million pounds of cheese
products,  respectively,  on  an annualized   basis,  which  is
approximately  4.7%   and   1.5%, respectively,  of  plant
capacity. The Company has production equipment for mixing, blending, cooking and heating ingredients, cold storage areas for cooling finished goods, and several warehouse areas where ingredients are stored. The Company owns and leases equipment for production, shredding, dicing, slicing, chopping, grating, packaging and labeling of its products. The Company believes that its facilities are adequate to meet current requirements, and that suitable additional space is available as needed to accommodate any further physical expansion of corporate operations.

Item 3.  Legal Proceedings.

In the opinion of management, there are no material legal proceedings pending or threatened against the Company as of March 31, 1997.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted during the fourth quarter of the period covered in this report to a vote of shareholders.

                            PART II

Item  5.   Market  for  Common  Equity  and  Related
Stockholder Matters.

The Company's Common Stock, $.01 par value (the "Common Stock"), is traded on the inter-dealer automated quotation system operated NASDAQ, Inc., a subsidiary of the National
Association   of Securities  Dealers, Inc. (the "NASDAQ
System") under the symbol "GALX" in the category of Small-Cap Issues. The following table sets forth the high and low sales prices for each quarter for the Company's Common Stock as reported on the NASDAQ System during the fiscal years ended March 31, 1997 and 1996:

Period                          High Sales Price   Low Sales Price

1997 Fiscal Year, quarter ended:
  June 30, 1996                         $2 7/32         $1
  September 30, 1996                    $1 27/32        $1 1/16
  December 31, 1996                     $1 5/8          $0 31/32
  March 31, 1997                        $1              $0 23/32

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

On  June  20, 1997, there were approximately 665 shareholders of record.

The Company has not paid any dividends with respect to its Common Stock and does not expect to pay dividends on the Common Stock
in the  foreseeable  future.   It  is  the  present  policy  of
the Company's Board of Directors to retain future earnings to finance the growth and development of the Company's business.
Any future dividends will be declared at the discretion of the Board of Directors and will depend, among other things, upon the financial condition, capital requirements, earnings and liquidity of the Company. See Management's Discussion and Analysis or Plan of Operation for a discussion of the Company's current capital position and dividend payments with respect to certain preferred securities of the Company.

Item 6.  Management's Discussion and Analysis or Plan of
Operation.

Statements  other than historical information contained  in
this report  are  considered forward looking and involve a
number of risks and uncertainties.   Factors that could cause such
statements not to be accurate include, but are not limited to, increased competition for the Company's products, improvements in alternative technologies, a lack of market acceptance for new products introduced by the Company and the failure of the Company to successfully market its products.

RESULTS OF OPERATIONS

Sales for the fiscal year ended March 31, 1997 increased by 334.7% over the same period in 1996. This significant increase in sales is attributable to the introduction of new and improved products to the retail market, as well as the escalation of orders from major retail and food service
customers  throughout fiscal  1997.   In  addition,  there  was
a large increase in marketing activities promoting these new products. Finally, the Company was able to improve its cash flow position through financing activities which facilitated the completion of customer orders on a timely basis.

Sales for the fourth quarter fiscal 1997 were $4,306,934 compared to $1,651,789 in the same period in fiscal 1996. This
160.7% increase is the result of increased production capacity, the escalation in sales of new and existing product lines and strategic marketing efforts.

The Company expects these sales trends to continue throughout fiscal 1998 due to the addition of new capital equipment and expanded product lines.

Cost  of  goods sold as a percentage of sales was 90.6%  for the fiscal  year  ended March 31, 1997 compared with 106.3%
for  the same period in fiscal 1996.   The improvement in gross
margin is primarily a result of expanded production runs creating greater production efficiencies and an increase in sales volume to cover the Company's fixed costs. In addition, the Company placed into service a second individually wrapped slice machine during the fourth quarter of fiscal 1997.
The introduction of this second machine helped the Company to further improve efficiency of production runs.

Selling expenses increased 58.4% for the fiscal year ended
March 31,  1997  compared with the same period ended  March
31, 1996. This increase in selling expenses over the prior fiscal year is mainly attributed to an increase in initial product introduction charges, advertising, brokerage costs and marketing personnel. For fiscal 1996, strict cost reductions were in place due to a lack of working capital; therefore, the Company's marketing and advertising costs were significantly less in fiscal 1996. In addition, brokerage costs are a function of sales and therefore, increase proportionately to sales. Delivery expenses increased 124.5% for the fiscal year ended March 31, 1997 compared with the same period in 1996. The increase in delivery costs is a direct result of the increase in sales shipments to customers; however, the ratio of delivery expense to net sales is decreasing due to more favorable shipping rates, larger orders, and customers absorbing more of the delivery costs. General and administrative costs decreased 5.5% during the fiscal year ended March 31, 1997 compared to the same period in 1996. The decline in general and administrative costs is primarily the result of lower professional fees for fiscal 1997.

Research and development expenses increased 80.9% for the fiscal year ended March 31, 1997 compared with the same period in fiscal 1996. This increase in expense is largely the result of employee relocation allowances paid during the first quarter of fiscal 1997, increased wage expense, and a change in the allocation of expense between divisions.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities -- The Company decreased cash used in operating activities by approximately 19.3% to $3,569,601 for the year ended March 31, 1997 from $4,420,620 for the same period last year. The decline in cash used for operations is primarily the result of an increase in sales combined with a decline in general and administrative costs and an improvement in gross margin.

Investing -- The Company spent $3,663,205 in investing activities for the fiscal year ended March 31, 1997 compared
with $1,111,794 for  fiscal  1996.   This large increase is
the result of the Company investing its cash reserves from financing activities into marketable securities and the purchase of several large items of production equipment.

Financing -- The Company realized a net inflow of $7,121,355 from financing  activities for the fiscal year ended  March
31,  1997 compared with $5,644,145 during the same period last
year.    The large  cash  flows  from  financing activities
resulted from a Regulation D offering of the Company's stock and borrowings on a line of credit in fiscal 1997 and a Regulation S offering of the Company's stock in fiscal 1996.

On April 16, 1996, the Company completed a Regulation D private placement of 1,337,524 shares of Common Stock at an aggregate price of $2,000,000 and 4,000 shares of convertible preferred stock at an aggregate price of $4,000,000. Between
July 1997 and March 31, 1997, 1,443 shares of convertible preferred stock were converted into 1,965,824 shares of Common Stock at an average conversion price of $0.73 per share.

On March 3, 1995, the Company began to offer certain of its securities to non-U.S. persons under Regulation S promulgated by the Securities and Exchange Commission under the Securities Act of 1933, as amended.
These sales of securities continued through the beginning of June 1995 with sales totaling 5,590,372 shares of Common Stock at the average price  of  $0.92  per  share. Additionally,  the
Company sold 353,755 shares of various  series of convertible preferred stock at an average price of $20.06 per share for total gross
proceeds of $7,095,700.   The resulting proceeds from  all  securities
sold during the offering were approximately $12.2 million, of which $2,088,360 was used to pay investment brokerage commissions and related offering fees and over $3 million was used to eliminate the principal and accrued interest on all debt owed to stockholders.
Between May 1995 and September 1995, all of the shares of convertible preferred stock were converted into 16,760,458 shares of Common Stock at an average conversion price of $0.42 per share.

In March 1997, the Securities and Exchange Commission Staff (the "Staff") announced its position on accounting for preferred stock which is convertible into common stock at a discount from the market rate at the date of issuance. The Staff's position is that a preferred stock dividend should be recorded for the difference between the conversion price and the quoted market price of common stock at the date of issuance. To comply with this position, the Company restated its prior year's financial statements to reflect a dividend of $3,130,294 related to the fiscal 1996 sales of convertible preferred stock as discussed above. The Company also restated the reported net loss per share of common stock from the previously reported amount of $0.13.
In compliance with the Staff's position, the Company also recorded a preferred stock dividend in the amount of $1,594,406 in fiscal 1997 for the April 1996 sale of convertible preferred stock.

In addition, on November 1, 1997, the Company secured a $2 million line of credit with Finova Capital Corporation with interest at the prime rate plus two percent. At March 31, 1997, the balance outstanding under this line of credit agreement was $1,370,953.

The Company is in the final stages of negotiating $1.5 million in equipment financing to fund additional capital expenditures.

Management believes that these actions will allow the Company to meet its future liquidity needs until the Company establishes a positive cash flow.

Effect of Certain New Accounting Pronouncements -- The Financial Accounting Standards Board recently issued Statement No. 128 ("SFAS 128"), Earnings per Share. This
statement  is  effective for   the  Company's  fiscal  year
ending  March  31,  1998  and establishes  standards for
computing and presenting earnings  per share.   Adoption  of
this standard would not have a material effect on reported net loss per share for fiscal 1997.

Effective  April  1, 1995, the Company adopted the  Statement of Financial  Accounting Standards No. 123 ("SFAS 123"),
Accounting for  Stock-Based Compensation which establishes fair value as the measurement  basis for transactions in which an entity  acquires goods  or  services  from  nonemployees in
exchange  for  equity instruments.  Under the provisions of
SFAS 123, the  Company  elected  not to adopt the fair
value method for stock  issued  to employees,  but  will
instead account  for  all  employee  stock transactions  under
APB  Opinion No. 25,  Accounting  for  Stock Issued   to
Employees.   The  Company  recorded  additional consulting
expense of $31,307 and $130,027 in connection with warrants issued during fiscal 1997 and 1996, respectively. If compensation cost for employee stock transactions was determined based on the fair value of options at their grant dates in accordance with FAS
123, net loss would have been increased by $125,347 and $51,355 for fiscal 1997 and 1996, respectively. The effect on net loss per share is less than $.01 per share for fiscal
1997 and 1996.

Item 7.  Financial Statements.

Report of Independent Certified Public Accountants

To the Board of Directors and Stockholders
Galaxy Foods Company


We have audited the accompanying balance sheet of Galaxy Foods Company as of March 31, 1997 and the related statements of operations, stockholders' equity and cash flows for each of the two years in the period ended March 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Galaxy Foods Company as of March 31, 1997 and the results of its operations and its cash flows for each of the two years in the period ended March 31, 1997 in conformity with generally accepted accounting principles.

As discussed in Note 2 to the financial statements, the Company has restated certain stockholders' equity accounts and its 1996 loss per share of common stock to comply with a recently announced Securities and Exchange Commission Staff position on preferred stock convertible at a discount from market.



                                            /s/BDO Seidman, LLP
Orlando, Florida
May 21, 1997

                      GALAXY FOODS COMPANY

                         Balance Sheet

                            ASSETS
                                                       MARCH 31,
                                                         1997
CURRENT ASSETS:
  Cash and cash equivalents                        $     16,485
  Marketable securities                                 298,671
  Trade receivables, net of allowance of $131,300     1,631,268
  Inventories                                         1,802,244
  Prepaid expenses                                      346,082
     Total current assets                             4,094,750
PROPERTY & EQUIPMENT, NET                             8,186,009

OTHER ASSETS                                            211,687
        TOTAL                                      $ 12,492,446

             LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Line of credit                                   $  1,370,953
  Accounts payable - trade                              449,227
  Accrued liabilities                                   418,968
  Current portion of obligations under capital leases    24,396
     Total current liabilities                        2,263,544

OBLIGATIONS UNDER CAPITAL LEASES,less current portion    32,668
     Total liabilities                                2,296,212

COMMITMENTS AND CONTINGENCIES                                --

STOCKHOLDERS' EQUITY:

  Convertible preferred stock, $.01 par value,
   authorized 1,000,000, issued and outstanding 2,557        26
  Common stock, $.01 par value, shares authorized
   85,000,000, issued and outstanding 57,128,241        571,282
  Additional paid-in capital                         45,780,462
  Accumulated deficit                               (23,383,336)
                                                     22,968,434
  Less: Notes receivable arising from the exercise
   of stock options and sale of common stock         12,772,200
     Total stockholders' equity                      10,196,234
        TOTAL                                      $ 12,492,446






         See accompanying notes to financial statements.

                      GALAXY FOODS COMPANY

                    Statements of Operations



Year ended March 31,                    1997          1996
NET SALES                          $ 17,171,496  $  3,950,455
COST OF GOODS SOLD                   15,565,825     4,199,571
  Gross margin                        1,605,671      (249,116)
OPERATING EXPENSES:
  Selling                             2,145,530     1,354,357
  Delivery                              665,822       296,592
  General and administrative          1,374,130     1,453,730
  Research and development              204,126       112,854
     Total operating expenses         4,389,608     3,217,533
OPERATING LOSS                       (2,783,937)   (3,466,649)
OTHER INCOME (EXPENSE):
  Interest expense                      (46,984)      (66,190)
  Interest income                       107,679        85,482
  Litigation expense                         --       (39,000)
  Other income (expense)                (13,418)      203,759
     Total                               47,277       184,051

NET LOSS                             (2,736,660)   (3,282,598)

PREFERRED STOCK DIVIDENDS            (1,594,406)   (3,268,271)*

NET LOSS APPLICABLE TO
  COMMON STOCK                     $ (4,331,066) $ (6,550,869)*

LOSS PER COMMON SHARE              $       (.12) $       (.25)*

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING                   35,039,360    26,316,832






   * Amounts have been restated from previously reported to reflect a stock dividend on preferred stock which is convertible at a discount from market value at the date of issuance (See Note 2).



         See accompanying notes to financial statements.

                           GALAXY FOODS COMPANY

                     Statements of Stockholders' Equity

                                                     	Convertible
                               Common Stock         Preferred Stock      Additional                  Notes Rec &
                                          Par                   Par       Paid-In      Accumulated  Subs. for
                               Shares    Value       Shares    Value      Capital        Deficit   Common Stock	         Total
Balance at March 31, 1995  14,024,826  $ 140,248        --  $     --   $ 15,530,314  $ (12,501,401)   $ (1,200,000)  $  1,969,161

Exercise of options            64,000        640        --        --         31,360             --         (24,000)         8,000

Issuance of common stock
through Reg S offering      3,978,464     39,785        --        --      1,780,393             --              --      1,820,178

Issuance of convertible preferred
stock through Reg S offering       --         --   353,755     3,537      5,990,557             --              --      5,994,094

Stock dividends paid          135,753      1,358        --        --        136,619       (137,977)             --              0

Conversion of convertible preferred
stock into common stock    16,760,458    167,604  (353,755)   (3,537)      (164,067)            --              --              0

Reversal to unissued stock	    (4,153)       (42)       --        --         (5,928)            --              --         (5,970)

Issuance of common stock
per employment agreement   18,000,000    180,000        --        --     11,392,200             --     (11,572,200)             0

Issuance of common stock in
payment of consulting fees    200,000      2,000        --        --        108,500             --              --        110,500

Exercise of warrants          240,000      2,400        --        --        181,850             --              --        184,250

Issuance of common stock under
employee stock purchase plan   22,500        225        --        --         11,025             --              --         11,250

Issuance of warrants               --         --        --        --        459,821             --              --        459,821

Preferred stock dividend           --         --        --        --      3,130,294*    (3,130,294)*            --

Net loss                           --         --        --        --             --     (3,282,598)             --     (3,282,598)

Balance at March 31, 1996,
as restated                53,421,848  $ 534,218        --  $     --   $ 38,582,938* $ (19,052,270)*  $(12,796,200)  $  7,268,686

Exercise of options            96,166        962        --        --         47,321             --              --         48,283


        *Amounts have been restated from previously reported to reflect a stock dividend on preferred stock which is convertible at a discount from market value at the date of issuance.


Issuance of common stock under
employee stock purchase plan   91,879        919        --        --         86,681             --              --         87,600

Collection of note receivable      --         --        --        --             --             --          24,000         24,000

Issuance of common stock
through Reg D offering      1,337,524     13,375        --        --      1,846,096             --              --      1,859,471

Issuance of convertible
preferred stock through
Reg D offering                     --         --     4,000        40      3,733,901             --              --      3,733,941

Conversion of convertible
preferred stock into common
stock                       1,965,824     19,658    (1,443)      (14)       (19,644)            --              --             --

Issuance and revaluation
of warrants                        --         --        --        --       (211,400)            --              --       (211,400)

Exercise of warrants          215,000      2,150        --        --        120,163             --              --        122,313

Preferred stock dividend           --         --        --        --      1,594,406     (1,594,406)             --             --

Net loss                           --         --        --        --             --     (2,736,660)             --     (2,736,660)

Balance at March 31, 1997  57,128,241  $ 571,282     2,557  $     26   $ 45,780,462  $ (23,383,336)  $ (12,772,200)  $ 10,196,234

             See accompanying notes to the financial statements.

                      GALAXY FOODS COMPANY

                    Statements of Cash Flows

Year ended March 31,                             1997          1996

CASH FLOWS FROM/(USED IN)
   OPERATING ACTIVITIES:
    Net Loss                                $ (2,736,660) $ (3,282,598)

   ADJUSTMENTS TO RECONCILE NET
   LOSS TO NET CASH USED IN
   OPERATING ACTIVITIES:
  Depreciation expense                           435,608       350,099
  (Gain)/Loss on assets                           23,236       (20,709)
  Provision for losses on trade receivables       94,531        87,834
  Issuance of common stock in payment
    of compensation and consulting fees               --       110,500
  Issuance of common stock warrants in payment of
    consulting and director fees                  31,307       130,027
  Reversal to unissued stock                          --        (5,970)
  (Increase) decrease in:
    Trade receivables                         (1,008,362)     (685,095)
    Inventories                                 (613,570)     (660,278)
    Prepaid expenses                             (56,765)        6,945
  Increase (decrease) in:
    Accounts payable                             165,700      (456,074)
    Accrued liabilities                           95,374         4,699
  NET CASH USED IN OPERATING
  ACTIVITIES                                  (3,569,601)   (4,420,620)

CASH FLOWS FROM/(USED IN) INVESTING
   ACTIVITIES:
  Proceeds from sale of property and equipment    22,500        29,668
  Purchase of property and equipment          (3,354,796)   (1,142,632)
  (Increase) decrease in other assets            (32,238)        1,170
  Purchase of marketable securities, net        (298,671)           --
  NET CASH USED IN INVESTING
  ACTIVITIES                                  (3,663,205)   (1,111,794)

CASH FLOWS FROM/(USED IN) FINANCING
   ACTIVITIES:
  Principal payments on stockholder notes             --    (2,697,388)
  Principal payments on note payable and
   long-term debt                                (63,451)           --
  Net borrowings on line of credit             1,370,953            --
  Principal payments on capital lease
   obligations                                   (61,755)      (79,403)
  Proceeds from issuance of common stock,
   net of offering costs                       1,947,071     1,925,782
  Proceeds from issuance of convertible
   preferred stock, net of offering costs      3,733,941     6,302,904
  Proceeds from exercise of common stock
   options                                        48,283         8,000
  Proceeds from exercise of common stock
   warrants                                      122,313       184,250
  Collection of note receivable for common stock  24,000            --
  NET CASH FROM FINANCING
  ACTIVITIES                                   7,121,355     5,644,145

                      GALAXY FOODS COMPANY

                    Statements of Cash Flows
                          (continued)

  Year ended March 31,                            1997          1996

NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                         (111,451)      111,731

CASH AND CASH EQUIVALENTS, BEGINNING
   OF YEAR                                       127,936        16,205

CASH AND CASH EQUIVALENTS, END
   OF YEAR                                   $    16,485   $   127,936











         See accompanying notes to financial statements.

                      GALAXY FOODS COMPANY

                  NOTES TO FINANCIAL STATEMENTS
(1)  Summary of Significant Accounting Policies

     Business
     Galaxy Foods Company (the "Company") is principally engaged in the development, manufacturing and marketing of a variety of healthy cheese and dairy related products, as well as other cheese alternatives. These healthy cheese and dairy related products include low or no fat, low or no cholesterol and lactose-free varieties. These products are sold throughout the United States and internationally to customers in the retail, food service and industrial markets. The Company's headquarters and manufacturing facilities are located in Orlando, Florida.

     Marketable Securities
     Marketable securities consist of investments in taxable bonds which mature in May 1997. The market value of the securities approximate their cost as of March 31, 1997.

     Inventories
     Inventories  are  valued  at the  lower  of  cost
     (weighted average) or market.

     Property, Equipment and Depreciation
     Property and equipment are stated at cost. Depreciation is computed over the estimated useful lives of the assets by the straight-line method for financial reporting and by accelerated methods for income tax purposes.

     Capital leases are recorded at the lower of fair market value or the present value of future minimum lease payments. Assets under capital leases are depreciated by the straightline method over their useful lives.

     Revenue Recognition
     Sales are recognized upon shipment of products to customers.

     Net Loss per Share
     Net  loss  per share is computed using the weighted
     average number  of  shares outstanding during each
     period.   Common stock  equivalents have not been included
     since  the  effect would be antidilutive.

     Financial Instruments
     Statement  of  Financial  Accounting  Standards   No.
     107, Disclosures  about  Fair  Value  of  Financial
     Instruments, requires   disclosure  of  fair  value
     information   about financial   instruments.   Fair  value
     estimates  discussed herein  are  based  upon  certain
     market  assumptions   and pertinent  information available
     to management as  of  March 31, 1997.

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

                      GALAXY FOODS COMPANY
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

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

     Recently Issued Accounting Standards
     The Financial Accounting Standards Board recently issued Statement No. 128, Earnings per Share. This statement is effective for the Company's fiscal year ending March 31, 1998 and established standards for computing and presenting earnings per share. Adoption of this standard would not have a material effect on reported net loss per share for fiscal 1997.

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

(2)  Restatement of 1996 Stockholders' Equity
     In  March 1997, the Securities and Exchange Commission
     Staff (the  "Staff")  announced  its position  on
     accounting  for preferred stock which is convertible into
     common stock at  a discount from the market rate at the
     date of issuance. The Staff's position is that a preferred stock dividend should be recorded for the difference between the conversion price and the quoted market price of common
     stock at the date  of issuance.   To  comply with this
     position, the Company restated its prior year's financial statements to reflect a dividend of $3,130,294 related to the fiscal 1996 sales of convertible preferred stock discussed in Note 7. The Company also restated the reported net loss per share of common stock from the previously reported amount of $0.13. In compliance with the Staff's position, the Company also recorded a preferred stock dividend in the amount of $1,594,406 in fiscal 1997 for the April 1996 sale of convertible preferred stock.

(3)  Inventories
     Inventories are summarized as follows:

     Raw materials                        $  1,136,269
     Finished goods                            665,975
      Total                               $  1,802,244

                    GALAXY FOODS COMPANY

                 NOTES TO FINANCIAL STATEMENTS
                          (Continued)

(4)  Property and Equipment
     Property and equipment are summarized as follows:
                                        Useful Lives
     Leasehold improvements              10-25 years  $  2,673,225
     Machinery and equipment              5-15 years     5,872,400
     Delivery equipment and autos         3- 5 years        15,652
     Equipment under capital leases       7-15 years       314,522
     Construction in progress                              881,044
                                                         9,756,843
     Less accumulated depreciation                       1,570,834
     Property and equipment, net                      $  8,186,009

     Accumulated depreciation on equipment under capital leases was $149,774 as of March 31, 1997.

     The Company estimates that approximately $1,500,000 of additional costs will be incurred to complete the construction in progress project.

 (5) Commitments and Contingencies

     Leases
     The Company leases its operating facilities and certain equipment under operating and capital leases, expiring at various dates through fiscal year 2002. The following is a schedule by years as of March 31, 1997, of (1) future minimum lease payments under capital leases, together with the present value of the net minimum lease payments and (2) future minimum rental payments required under operating leases that have initial or remaining terms in excess of one year:

                                                Capital     Operating
                                                Leases        Leases
     1998                                   $     26,956  $    342,335
     1999                                         20,294       325,155
     2000                                          8,247       308,965
     2001                                          5,772       305,937
     2002                                          1,924       178,463

     Total net minimum lease payments             63,193  $  1,460,855
     Less amount representing interest             6,129
     Present value of net minimum lease payments  57,064
     Less current portion                         24,396
     Long-term obligations under capital
      leases                                $     32,668

     Rental expense was approximately $393,000 and $416,000 for the fiscal years ended March 31, 1997 and 1996, respectively.

                     GALAXY FOODS COMPANY

                  NOTES TO FINANCIAL STATEMENTS
                          (Continued)

     Employment Agreement
     In October 1995, the Company entered into an employment agreement with the Company's President. The agreement provides for base compensation of $250,000 annually through October 2000. In addition to the base compensation, the President will receive an annual bonus equal to five percent of the Company's pre-tax net income. The employment agreement also provides for the grant of common stock options upon the Company's achievement of certain net income levels as follows:

     Net Income Level                                Option Shares
     Reaching break-even for one quarter                1,000,000
     Annual net operating income of $1 million or more 1,000,000 Each increment of $1 million of annual net
      operating income in excess of $1 million          1,000,000

     The exercise price of the options granted will be equal to the market value of the Company's common stock on the last trading day preceding the date of the Company's achievement of the required net income level.

(6)    Capital Stock

     Employee Stock Purchase Plan
     In January 1992, the Company's stockholders approved the 1991 Employee Stock Purchase Plan (the "1991 Purchase Plan"). The 1991 Purchase Plan provides for the sale of up to an aggregate of 250,000 shares of common stock to eligible employees. Up to 2,500 shares may be purchased by each eligible employee at the lesser of 85% of the fair market value of the shares on the first or last business day of the six-month purchase periods ending August 31 and February 28. Substantially all full-time employees are eligible to participate in the plan. During the year ended March
     31, 1997, 91,879 shares were purchased under this plan at prices ranging from $0.69 to $1.06 per share. During the fiscal year ended March 31, 1996, 22,500 shares were purchased at $0.50 per share. The weighted average fair value of the shares issued were $0.45 and $0.63 per share for the fiscal years ended March
     31,  1997  and  1996, respectively.

     Common Stock Options and Warrants Issued for Consulting Services
     During  the  fiscal  years ended March 31,  1997  and
     1996, consulting expense of $31,307 and $130,027, respectively, was recognized on common stock options and warrants granted to officers, directors and consultants. During fiscal 1997, the vesting provisions of certain warrants issued for consulting services were
     re-evaluated. In  accordance  with   Statement   of Financial Accounting
     Standards No. 123 governing options and warrants  issued
     to  non-employees,  $211,400  of   prepaid consulting services were
     reversed to additional paid-in capital in fiscal 1997 for warrants that are not expected to vest.

                     GALAXY FOODS COMPANY

                  NOTES TO FINANCIAL STATEMENTS
                          (Continued)

     Stock Warrants
     At March 31, 1997, the Company had common stock warrants outstanding which were issued in connection with sales consulting, financial consulting, and financing arrangements. Information relating to these warrants is summarized as follows:

                                         Number of        Exercise
     Expiration date                      Warrants         Price

     August 1998                           510,000            .90
     October 1998                           50,000           1.47
     December 1999                          50,000            .53
     March 2000                          1,097,291      .74 - .99
     August 2000                           100,000           1.49
     September 2000                        478,170            .74
     December 2000                       2,000,000            .56
     May 2001                               30,000           1.22
     September 2001                          5,000           3.50
     October 2001                        1,000,000           1.47
     August 2005                            50,000            .64
     December 2005                       2,000,000            .53
     January 2006                          300,000            .69
                                         7,670,461

Stock Options
At March 31, 1997, the Company has three employee stock option plans which were adopted in 1987, 1991, and 1996 and has granted additional non-plan stock options. The Company applies APB Opinion 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for these plans. Under the provisions of APB Opinion 25, if options are granted or extended at exercise prices less than fair market value, compensation expense is recorded for the difference between the grant price and the fair market value at the date of grant.

Under the Company's stock option plans, qualified and nonqualified stock options to purchase up to 1,250,000 shares of the Company's common stock may be granted to employees and members of the Board of Directors. The maximum term of options granted under the plans is ten years.

Statement of Financial Accounting Standards No. 123 ("FAS
123"), Accounting for Stock Based Compensation, requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for the Company's stock options had been determined in accordance with the fair value based method prescribed in FAS 123. The Company estimates the fair value of each stock option at the grant date by using a Black-Scholes optionpricing model with the following assumptions used for grants in 1997: no dividend yield, volatility from 87% to 112%, risk-free interest rates ranging from 5.3% to 6.5%, and expected lives ranging from three to five years. Assumptions used in the fiscal 1996 option-pricing model are as follows: volatility of 40%, risk-free interest rates ranging from 5.5% to 6.4%, and expected lives of three to five years. Had compensation cost been determined based on the fair value of options at their grant dates in accordance with FAS 123, the Company's net loss would have been increased by $125,347 and $51,355 for fiscal 1997 and 1996, respectively. The effect on net loss per share is less than $.01 per share for fiscal 1997 and 1996.

                 GALAXY FOODS COMPANY

             NOTES TO FINANCIAL STATEMENTS
                      (Continued)

The following table summarizes information about plan stock option activity for the years ended March 31, 1997 and 1996:

                                      Weighted-Average       Weighted-Average
                                       Exercise Price          Fair Value of
                           Shares        Per Share            Options Granted

Balance, March 31, 1995    502,600      $      1.08            $        --
    Granted                143,000              .52                    .27
    Exercised              (64,000)             .50                     --
    Canceled               (48,000)             .50                     --
Balance, March 31, 1996    533,600             1.33                     --
    Granted                 89,833             1.40                    .98
    Exercised              (96,166)             .69                     --
    Canceled              (  2,000)            1.47                     --
Balance, March 31, 1997    525,267      $      1.43           $         --

At March 31, 1997 and 1996, a total of 435,761 and 457,764 of the outstanding plan options were exercisable with a weighted-average exercise price of $1.48 and $1.31 per share, respectively.

The following table summarizes information about non-plan stock option activity for the years ended March 31, 1997 and 1996:

                                     Weighted-Average        Weighted-Average
                                       Exercise Price          Fair Value of
                           Shares        Per Share            Options Granted

Balance, March 31, 1995     98,501      $      2.00            $        --
    Granted                 15,000              .81                    .27
    Canceled              (  1,000)             .02                     --
Balance, March 31, 1996    112,501             1.93                     --
    Granted                250,000             1.21                    .99
Balance, March 31, 1997    362,501      $      1.50            $        --

At March 31, 1997 and 1996, a total of 152,501 and 112,501 of the outstanding non-plan options were exercisable with a weighted-average exercise price of $1.51 and $1.93 per share, respectively.

The following table summarizes information about stock options outstanding and exercisable at March 31, 1997:



                           Options
                          Outstanding     Weighted-               Weighted-
Range of                   Weighted-       Average                 Average
Exercise      Number        Average        Exercise     Number     Exercise
 Prices    Outstanding  Remaining Life      Price    Exercisable    Price

$0.50-0.62    355,934      4.3 years      $   0.51      320,928   $   0.50
 0.81-1.21    340,500      8.9 years          1.17      113,000       1.12
 1.47-2.00    157,834      4.8 years          1.83      120,834       1.92
 2.50-2.75     28,000      1.5 years          2.53       28,000       2.53
 4.38-5.38      5,500      2.7 years          5.30        5,500       5.30
              887,768                                   588,262

                      GALAXY FOODS COMPANY

                  NOTES TO FINANCIAL STATEMENTS
                          (Continued)

     Shares Reserved
     At March 31, 1997, the Company has reserved common stock for future issuance under all of the above arrangements totaling
     12,037,183 shares.

     Authorized Shares
     On July 11, 1995 and November 28, 1995, the Company's Board of Directors approved increases in the authorized shares of common stock from 20,000,000 to 60,000,000 and from
     60,000,000 to 85,000,000, respectively. These amendments were then consented to and authorized on July 11, 1995 and January 31, 1996 by the holders of a majority of the issued and outstanding stock of the Company.

(7)  Sale of Securities

     On April 16, 1996, the Company completed a private placement of 1,337,524 shares of the Company's common stock at an aggregate price of $2,000,000, and 4,000 shares of the Company's convertible preferred stock at an aggregate price of $4,000,000. Of the total proceeds of $6,000,000, $406,588 was used to pay brokerage fees and various expenses related to the offering. The holders of the convertible preferred stock have the right to convert such shares into shares of the Company's common stock at any time after June 30, 1996 at a conversion price equal to 71.5% of the average market price of the common stock for the five consecutive trading days ending one trading day prior to the date of the Company's receipt of a notice of conversion from the holder; provided that none of the buyers' aggregate shares of the Company's common stock exceed 4.9% of the then outstanding shares of common stock. Between July 1996 and March 31, 1997, 1,443 shares of Convertible Preferred Stock were converted into 1,965,824 shares of Common Stock at an average conversion rate of $0.73 per share.

     On  March 3, 1995, the Company began to offer certain of its
     securities   to   non-U.S.  persons   under   Regulation   S
     promulgated by the Securities and Exchange Commission  under
     the  Securities  Act  of  1933, as amended.   The  sales  of
     securities continued through the beginning of June 1995, with sales totaling 5,590,372 shares of common stock at the average price of $0.92 per share. Additionally, the Company sold 353,755 shares of the Company's convertible preferred
     stock  at  an  average  price  of  $20.06  per  share.   The
     resulting proceeds from all securities sold during the offering were approximately $12.2 million, $2,088,360 of which were used to pay investment brokerage commissions and related offering fees and over $3 million was used to eliminate the principal and accrued interest on all debt owed to stockholders. By September 30, 1995, all of the shares of convertible preferred stock had been converted into 16,760,458 shares of common stock in accordance with the terms of the convertible preferred stock agreement. The average conversion rate was $0.42 per common share.

     The holders of the convertible preferred stock issued under Regulation S were entitled to receive cash dividends on each share from any surplus or net profits at a rate of 10% per annum based upon the respective purchase price paid by each investor; or at the Company's sole discretion, the holders were entitled to receive shares of the Company's common stock at a rate of 11% per annum. This dividend was cumulative and payable before any dividends on the common stock could be paid. The dividends on the convertible preferred stock paid during fiscal 1996 totaled $137,977. These dividends were paid through the issuance of a total of 135,753 shares of common stock in July 1995 and October 1995.

     Under a selling agreement entered into with Sands Brothers & Co., Ltd. ("Sands"), the Company's agent in connection with the aforementioned offering, Sands and its designees received warrants to purchase a total of 1,650,461 shares of common stock, with exercise prices of $0.74 and $0.99 per share.

                       GALAXY FOODS COMPANY

                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)
(8)  Income Taxes
     The components of the net deferred assets consist of the following:

     Year Ended March 31,                           1997        1996
     Deferred tax assets:
      Net operating loss carryforwards         $ 7,536,000  $ 6,364,000
      Investment and general business
       tax credits                                 106,000      199,000
      Nondeductible expenses from stock warrants   189,000      182,000
      Nondeductible compensation from stock options 39,000       39,000
      Bad debts                                     52,000       52,000
      Other                                         36,000       36,000

     Gross deferred income tax assets            7,938,000    6,872,000
     Valuation allowance                        (7,664,000   (6,668,000)

     Total deferred income tax assets              274,000      204,000
     Deferred income tax liabilities:
      Depreciation                                (274,000)    (204,000)
     Net deferred income tax assets            $        --  $        --

     The change in the valuation allowance for deferred tax assets was an increase of $996,000 during fiscal 1997.

     The following summary reconciles differences from taxes at the federal statutory rate with the effective rate:

     Year ended March 31,                            1997      1996
     Federal income taxes at statutory rates       (34.0%)   (34.0%)
     Losses without tax benefits                    34.0%     34.0%
     Income taxes at effective rates                   0%        0%

     Unused net operating losses for income tax purposes, expiring in various amounts from 2003 through 2012, of approximately $20,000,000 are available at March 31, 1997 for carryforward against future years' taxable income. Under Section 382 of the Internal Revenue Code, the annual utilization of this loss may be limited due to changes in ownership. The tax benefit of these losses of approximately $7,536,000 has been offset by a valuation allowance due to it being more likely than not that the deferred tax assets will not be realized.

                      GALAXY FOODS COMPANY

                   NOTES TO FINANCIAL STATEMENTS
                            (Continued)

(9)  Related Party Transaction

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

(10) Economic Dependence

     For the fiscal years ended March 31, 1997 and 1996, the Company had one customer which comprised sales approximating
     $5,831,000  and  $708,000  or 34%  and  18%  of  net  sales, respectively.

     For the fiscal year ended March 31, 1997, the Company had three major suppliers which each comprised more than 10% of total purchases. Purchases from these suppliers totaled approximately $7,420.000 or 56.4% of total purchases. For the fiscal year ended March 31, 1996, the Company had no major supplier which comprised more than 10% of purchases.

(11) Line of Credit

     During November 1996, the Company entered into a two year agreement which provided a $2 million line of credit
     for  working capital and expansion  purposes.   The
     amount available under the line of credit is based on a formula of 80% of eligible accounts receivable plus 35% of
     eligible inventories, as defined in the agreement.   Amounts
     outstanding under the agreement are collateralized by all accounts receivable, inventory and machinery and equipment
     owned   by  the  Company.   Interest  is  payable   on   the
     outstanding draws on the line of credit at a rate of prime plus two percent (10.5% at March 31, 1997). As of March
     31, 1997, the Company has an outstanding obligation of $1,370,953 under this line of credit agreement.

                      GALAXY FOODS COMPANY

                  NOTES TO FINANCIAL STATEMENTS
                            (Continued)

(12) Employee Benefit Plan

     The Company established a 401(k) defined contribution plan covering substantially all employees meeting certain minimum age and service requirements. The Company's contributions to the plan are determined by the Board of Directors and are limited to a maximum of 25% of the employee's contribution and 6% of the employee's compensation. Contributions to the plan amounted to $11,946 and $10,154 for the fiscal years ended March 31, 1997 and 1996, respectively.

(13) Supplemental Cash Flow Information

     For purposes of the statement of cash flows, all highly liquid investments with a maturity date of three months or less are considered to be cash equivalents. Cash and cash equivalents include checking accounts and money market funds.

     Year ended March 31,                             1997          1996
     Noncash financing and investing activities:
        Purchase of equipment through capital
         lease obligations                      $     26,105  $     10,652
        Deposit on equipment applied toward
         the equipment purchased                          --       164,800
        Deferred public offering costs applied
         to the proceeds                                  --       403,164
        Note receivable from exercise of common
         stock options and sale of common stock           --    11,596,200
        Consulting and directors fees paid through
         issuance of common stock warrants           211,400       329,794

     Cash paid for:
        Interest                                      53,963        64,946

Item  8.   Changes  In  and  Disagreements  With  Accountants  on
Accounting and Financial Disclosure.

Not Applicable.

                              PART III

Item  9.   Directors, Executive Officers, Promoters  and  Control
Persons;  Compliance with Section 16(a) of the Exchange Act.

The   following  table  sets  forth  the  current  directors  and executive officers of the Company as of June 20, 1997, as well as their respective ages and positions with the Company:

Name                          Age                 Positions

Angelo  S.  Morini  (1)(2)     54     Chairman of the Board of Directors,
                                       President, and Chief Executive Officer
LeAnn  H.  Davis               27     Chief Financial Officer and Assistant
                                       Secretary
Earl G. Tyree (1)              76     Director
Douglas A. Walsh (1)(2)        52     Director
Marshall K. Luther(2)          44     Director

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

Angelo S. Morini has been President of the Company since its inception in 1980 and is the inventor of formagg. He was elected Chairman of the Board of Directors, President, and Chief Executive Officer in 1987. Between 1974 and 1980, Mr. Morini was the general manager of Galaxy Cheese Company, which operated as a sole proprietorship until its incorporation in May 1980. Prior to 1974, he was associated with the Food Service Division of Pillsbury Company and the Post Division of General Foods Company. In addition, he worked in Morini Markets, his family-owned and operated chain of retail grocery stores in the New Castle,
Pennsylvania area.   Mr.  Morini  received  a  B.S.  degree  in
Business Administration from Youngstown State University in 1968.

LeAnn H. Davis, CPA was employed by the Company as the Controller on December 18, 1995 and on January 18, 1996 was elected Chief Financial Officer and Assistant Secretary. Prior to joining the Company, Ms. Davis worked as a senior auditor for Coopers and Lybrand LLP in Orlando, Florida from 1994 to 1995. From 1992 to 1994, she worked for the local public accounting firm of Pricher and Company in Orlando, Florida as a senior auditor and tax accountant. Prior to 1992, Ms. Davis worked for Arthur Andersen LLP as a staff auditor. During her years in public accounting, Ms. Davis was responsible for coordinating and overseeing audits on a variety of clients including manufacturing, insurance and pharmaceutical companies, time-share developers and homeowners associations, as well as not-for-profit organizations. Ms. Davis earned a BS in Business Administration and a BS in Accounting from Palm Beach Atlantic College in West Palm Beach, Florida in May 1990 and a Masters in Accounting from Florida State University, Tallahassee, Florida in August 1991.

Earl G. Tyree has been a director of the Company since September 1992. From 1980 to 1987, Mr. Tyree was President of Bruce Novograd Advertising Agency, a company he co-founded. From 1975 to 1979, Mr. Tyree was with American Home Products Corporation, as President - John F. Murray Division. From 1961 to 1975, Mr. Tyree served in various positions, including President and Chief Executive Officer, for the Bayer Company (Bayer Aspirin), the Charles H. Philips Company (Milk of Magnesia), and Glenbrook Laboratories, all divisions of Sterling Drug, Inc. Mr. Tyree attended the University of Richmond where he majored in accounting.

Douglas A. Walsh, D.O. has been a director of the Company since January 1992. Dr. Walsh has been a practicing physician since 1970, specializing in Family Practice and Sports Medicine. From 1984 to present, he has been affiliated with Family Doctors, a four-physician group located in Tampa, Florida. From 1985 to 1988, he was a flight surgeon at Patrick Air Force Base, Cocoa Beach, Florida and from 1971 to 1984, he was the Health Commissioner for Mahoning County, Ohio. From 1983 to 1985, he was the Clinic Commander for the U.S. Air Force 911 Tac Clinic in Pittsburgh, Pennsylvania. Dr. Walsh's teaching appointments include Associate Professor of Family Practice (Clinical) at Ohio University and Clinical Preceptor at the University of Health Sciences, Kansas City, Missouri. Dr. Walsh received a B.S. degree in Microbiology from the University of Houston, Houston, Texas in 1965, and a D.O. degree from the University of Health Sciences, Kansas City, Missouri in 1970. Dr. Walsh also serves as a team physician for the Pittsburgh Pirates and as a consultant for the Atlanta Braves.

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

Item 10.  Executive Compensation.

The following table sets forth the compensation of the Company's Chief Executive Officer and any executive officer of the Company, other than the Chief Executive Officer, whose aggregate compensation exceeded $100,000 for the fiscal years ended March 31, 1997, 1996, and 1995.

                    SUMMARY COMPENSATION TABLE

                                                    Long Term Compensation
                       Annual Compensation          Awards          Payouts

(a)                (b)      (c)    (d)    (e)    (f)       (g)     (h)     (i)

                                        Other            Securities        All
                                        Annual Restricted Under-          Other
Name and                                Compen-  Stock    lying    LTIP  Compen-
Principal         Fiscal  Salary  Bonus  sation Award(s) Options/ Payouts sation
Position           Year     ($)    ($)     ($)    ($)    SARs (#)    ($)   ($)

Angelo S. Morini (1)1997   250,000   --   16,262(2)   --         --    --    --
Chairman of the     1996   227,917   --   14,704(3)   -- 18,000,000    --    --
Board of Directors, 1995   196,999   --   14,496(4)   --  2,400,000    --    --
President, and Chief
Executive Officer

(1) For the fiscal years ended March 31, 1996 and 1995, Mr. Morini was also paid $8,208 and $33,577, respectively, for interest on three loans, aggregating $1,035,652, made to the Company by Mr. Morini. The interest rates on these notes ranged from 12% to 14% per annum. These notes were paid in full by June 7, 1995. On October 10, 1995, the Company entered into an employment agreement with Mr. Morini upon terms and conditions approved by the Board of Directors. In accordance with the terms of such employment agreement, Mr. Morini was granted the right to purchase up to 18,000,000 shares of the Company's Common Stock at a per share price of 110% of the average closing bid price as reported on the NASDAQ System for the ten trading days preceding the receipt by the Company of written notice of Mr. Morini's election to purchase shares. Mr. Morini exercised this option on October 11, 1995, for a price per share of $0.6429 and currently owes $11,572,200 for a note payable to the Company. On August 11, 1993, the Board of Directors approved the issuance to Angelo
S. Morini of an option to purchase 2,400,000 shares of the Company's Common Stock for a purchase price of $.50 per share in consideration for Mr. Morini's past services to the Company, the pledge by Mr. Morini of all of then-current shares owned by Mr. Morini to the Company's principal lender, J&C Resources, Inc. ("J&C"), to secure loans made to the Company, and the subordination of all loans made by Mr. Morini to the Company to payment of the sums due J&C. Mr. Morini exercised this option on November 4, 1994 and currently owes $1,200,000 for a note payable to the Company. See "Management - Certain Relationships and Related Party Transactions."

(2)   For the fiscal year ended March 31, 1997, the Company  paid
$9,107  in lease payments for Mr. Morini's automobile and  $7,155 in club dues for Mr. Morini.

(3)   For the fiscal year ended March 31, 1996, the Company  paid
$9,107  in lease payments for Mr. Morini's automobile and  $5,597 in club dues for Mr. Morini.

(4)   For the fiscal year ended March 31, 1995, the Company  paid
$9,107  in lease payments for Mr. Morini's automobile and  $5,389 in club dues for Mr. Morini.

Each non-employee director who served on the Board of Directors during the last fiscal year received a fee of $500 plus expenses for his services.

The following table sets forth information concerning each exercise of stock options and freestanding stock appreciation rights during the fiscal year ended March 31, 1997, by each executive officer named in the Summary of Compensation Table above, and the fiscal year-end value of unexercised options and SARS.

                          OPTIONS/SAR EXERCISES
                For the Fiscal Year Ended March 31, 1997

          Aggregated Option/SAR Exercises in Last Fiscal Year and
                     Fiscal Year-End Option/SAR Values


(a)                  (b)         (c)     (d)                (e)
                                         Number of
                                         Securities         Value of
                                         Underlying         Unexercised
                                         Options/SARS       Options/SARS
                                         at FY-End (#)      at FY-End ($)
                    Shares     Value
                   Acquired   Realized  Exer-    Unexer-   Exer-    Unexer-
Name              on Exercise    ($)    cisable   cisable  cisable   cisable
Angelo S. Morini       --         --    141,500     --     44,219(1)   --

(1) The value of the unexercised shares at March 31, 1997 is based on the difference between the closing sales price of the Company's Common Stock of $0.8125 on March 31, 1997 and an exercise price of $0.50.


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

CERTAIN PLANS

1987 Stock Plan -- The 1987 Stock Plan of the Company (the "1987 Plan") was adopted by the Board of Directors of the Company on
May 18, 1987, and was approved by the shareholders of the Company on May 19, 1987. On October 1, 1991, the Board of Directors amended the 1987 Plan to increase the number of shares of Common Stock available for issuance from 400,000 shares to 600,000
shares.   The shareholders of the Company ratified such amendment
on January 31, 1992. Under the 1987 Plan, directors, officers and employees of the Company, and consultants to the Company, may acquire a proprietary interest in the Company through the purchase or other acquisition of Common Stock; such Common Stock may be acquired through awards, by direct purchase, or through the exercise of options granted under the 1987 Plan to purchase Common Stock under specified conditions at prescribed prices. Interests under the 1987 Plan, as amended, up to and including the sum of 200,000 shares, were registered with the SEC on March
2, 1992, through the filing of Form S-8. The 1987 Stock Plan expired by its terms on June 8, 1997.

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

During the fiscal year ended March 31, 1996, NQSOs covering 140,000 shares of Common Stock were granted under the 1987 Plan, to provide additional incentives to certain employees. During the fiscal year ended March 31, 1997, NQSOs covering 27,500 shares of Common Stock were granted under the 1987 Plan.


                                         Shares     Exercise
                                         Subject      Price
Name of Optionee                        to Option   Per Share
  LeAnn Davis . . . . . . . . . . . . . . . 7,500     $1.21
  Robert Peterson. . . . . . . . . . . . . 20,000     $1.21
                                           27,500

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

1991 Non-Employee Director Stock Option Plan -- The 1991 Non Employee Director Stock Option Plan (the "1991 Director Plan") was adopted by the Board of Directors of the Company on October 1, 1991, to provide incentive to outside directors of the Company through the periodic granting on NQSOs to such outside directors. The 1991 Director Plan was approved by the shareholders of the Company on January 31, 1992. Under the 1991 Director Plan as originally adopted and approved, 33,500 shares of Common Stock were authorized for issuance, subject to adjustment for capital changes. On September 30, 1996, the Board approved the 1996 Amendment and Restatement of the 1991 Non-Employee Director Stock Option Plan (the "1996 Amendment") which extended the term of the plan and increased the number of shares available under the plan. The Compensation Committee is responsible for the discharge of any administrative matters; however, since the 1991 Director Plan is a formula-based plan by its terms, few administrative matters arise. Interests under the 1991 Director Plan, as originally adopted and approved, were registered with the SEC on March 2, 1992, through the filing of Form S-8.

Under the 1991 Director Plan, each eligible non-employee director
received   on   October  1,  1991  (the  "Approval   Date"),   in
consideration for his prior years of service as a director of the Company, NQSOs to purchase approximately 83.33 shares of Common
Stock  for each month (or fraction of a month) that such director had  served on the Board of Directors prior to the Approval Date;
as such, directors serving on the Board of Directors on the Approval Date could be granted NQSOs to purchase 1,000 shares of
Common Stock for each full year spent as a director of the Company. Options for fractional shares were rounded to the next highest  whole number.  On each anniversary of the Approval  Date until  September 30, 1996, each eligible director who has  served for  an  entire  year prior to such anniversary was automatically granted  an  option  to purchase an additional  1,000  shares  of
Common Stock.  The 1996 Amendment increased the options for  each year  of continuous service on the Board of Directors to a total of
2,000 per  director, per year.  The 1996 Amendment expires on September
30,   2001, but such expiration will not effect any options then outstanding on such expiration date. Each individual thereafter elected to the Board of Directors who has served for less than an entire year (determined each year, as of the Approval Date) is granted NQSOs for a prorated number of shares of Common Stock, depending on how many months that individual has served as a director during the prior year. All NQSOs granted under the 1991 Director Plan and the  1996  Amendment have an exercise price  equal  to  the  fair market  value  per share of Common Stock on the  date  of  grant.
Options  granted  under the original terms of the  1991  Director
Plan or the 1996 Amendment are exercisable in full at the time of
grant.   An  optionee who ceases to be a director of the  Company
other than by reason of death continues to have the right to exercise the NQSOs granted under the original provisions of the 1991 Director Plan, including the original term of such option.
In the event an optionee dies, the 1991 Director Plan provides for the exercise of an option on behalf of the deceased director.
Options may not be assigned or transferred except by will or by operation of the laws of descent and distribution.
Other Grants to Directors -- Since September 24, 1987, the Board has approved the grant of the following additional options to purchase shares of Common Stock of the Company to the following current and former nonemployee directors:

                                 Number of Shares
                                  of Common Stock
Name of Optionee/Director   Initially Subject to Option

  Richard Gentile (1)                  15,250
  Earl Tyree (2)                       16,000
  Douglas Walsh (3)                    16,667
  Sheldon Tannen                       20,000
  Charles Tanner                       15,000
  William Rawlings                     20,000
  Stanley Turk                         19,000
  Michael Monus                        15,584
  Thomas Singer                        20,000
  Joseph C. McNay                      15,000
  Robert Kowalski                       8,000
  Marshall K. Luther (4)               15,000

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

(4) Mr. Luther, a current member of the Company's Board of Directors, holds warrants to acquire 50,000 shares of Common Stock at a price of $0.6407 per share. These warrants were granted as compensation for work per the terms of Mr. Luther's agreement with the Company to serve as Senior Vice President of Marketing for a term of one year. In addition, Mr. Luther was granted options to acquire 15,000 shares of the Company's Common Stock on January 31, 1996, for an exercise price of $0.8125 per share, which option expires on January 31, 2006. The closing bid price of the Company's Common Stock as quoted on the NASDAQ System on January 30, 1996 was $0.71875 per share. All of Mr. Luther's options currently are exercisable.

In addition, on August 11, 1993, the Board of Directors approved the issuance to Angelo S. Morini of an option to purchase 2,400,000 shares of the Company's Common Stock for a purchase price of $.50 per share in consideration for Mr. Morini's past services to the Company, the pledge by Mr. Morini of all then current shares owned by Mr. Morini to the Company's principal lender, J&C, to secure loans made to the Company, and the subordination of all loans made by Mr. Morini to the Company to payment of sums due J&C. The Board approved Mr. Morini's payment for the shares issued upon exercise of the option by way of a promissory note in favor of the Company, payable in full, without interest, five years from the date of execution. The promissory note used to pay for the shares would be secured by a pledge of the shares of Common Stock issued to Mr. Morini upon exercise of this option. On November 4, 1994, Mr. Morini exercised this option to purchase the shares and executed in favor of and delivered to the Company the promissory note in the principal amount of $1,200,000 evidencing the purchase price of the shares and a stock pledge and security agreement encumbering such shares to secure such note. See "Management - Certain Relationships and Related Transactions."

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

During the fiscal year ended March 31, 1997, 91,879 shares of Common Stock were purchased under the 1991 Purchase Plan by employees of the Company.

1996 Stock Plan -- The 1996 Stock Plan of the Company (the "1996 Plan") was approved by the shareholders of the Company on September 30, 1996. Under the 1996 Plan, directors, officers, employees, and consultants of the Company may acquire a proprietary interest in the Company through the purchase of Common Stock; such Common Stock may be acquired through awards, by direct purchase, or through the exercise of options granted under the 1996 Plan. These options allow for the purchase of Common Stock under specified conditions at predetermined prices. The aggregate number of shares which may be issued under the 1996 Stock Plan is 250,000 shares.

The 1996 Stock Plan in administered by the Board of Directors of the Company or a committee of two or more of its members appointed by the Board. Members of this committee are not eligible to participate in the plan while they are serving on the committee. The committee is responsible for determining to whom the options or awards are granted, the option price of shares subject to option, the purchase price of shares subject to purchase, the time at which options shall be exercisable, and for general interpretation of the plan.

Options issued under the 1996 Stock Plan may either be options intended to constitute ISOs under the Code or NQSOs. ISOs may be granted under the Plan to employees and officers of the Company. NQSOs may be granted to consultants, directors (whether or not they are employees), employees and officers of the Company. Awards of Common Stock may be made to consultants, directors, employees or officers of the Company. Direct purchases of Common Stock also may be made to consultants, directors, employees or officers of the Company.

During  the  fiscal  year ended March 31,  1997,  NQSOs  covering
57,000  shares of Common Stock were granted under the 1996  Stock
Plan, to provide additional incentives to certain employees.

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

On  January  3,  1995,  the  Company entered  into  a  consulting
agreement   with   Martin  Consulting Corporation   ("Martin"),
pursuant to which Martin would provide financial consulting and public relations services to the Company for the period ending December 31, 1995. Under the terms of the agreement, Martin received 200,000 shares of Common Stock having a fair market value of approximately $300,000. Common shares under the Martin Consulting Corporation Financial Services Agreement plans were registered with the SEC in January 1995, through the filing of Form S-8. On October 6, 1995, the Company extended Martin's consulting agreement until December 31, 1996, and, in consideration therefor, issued to Martin 200,000 additional shares of Common Stock having a fair market value on the date of issuance of approximately $112,500. Such shares were registered with the SEC on October 19, 1995, through the filing of Form S-8. Martin also received warrants to purchase 100,000 shares of Common Stock exercisable at $0.5625 per share. This exercise price equaled the closing bid price of the Common Stock as listed on the NASDAQ System on October 6, 1995.


Item  11.   Security Ownership of Certain Beneficial  Owners  and
Management.

BENEFICIAL OWNERS OF MORE THAN 5% OF THE COMPANY'S COMMON STOCK

The following table sets forth, to the knowledge of management, each person or entity who is the beneficial owner of more than 5% of the outstanding shares of the Company's Common Stock outstanding as of June 20, 1997 (assuming all of the outstanding rights, options, and warrants of the Company's Common Stock currently outstanding and exercisable are, in fact, exercised), the number of shares owned by each such person and the percentage of the outstanding shares represented thereby.

                                       Amount and
Name and Address                        Nature of          Percent of
of Beneficial Owner               Beneficial Ownership(1)   Class (2)

Angelo S. Morini
2441 Viscount Row
Orlando, Florida 32809                24,254,874(3)            41.4%

Cede & Co.
Box #20
Bowling Green Station
New York, New York                    30,270,246(4)            51.7%

(1) The inclusion herein of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of these shares.

(2) The total number of shares outstanding assuming the exercise of all currently exercisable and vested options and warrants held by all executive officers, current directors, and holders of 5%
or more of the Company's issued and outstanding Common Stock is 58,545,548 shares. Does not assume the exercise of any other options or warrants.

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

SHARE OWNERSHIP OF OFFICERS AND DIRECTORS

The following table sets forth, as of June 20, 1997, the number of shares owned directly, indirectly and beneficially of each executive officer and director of the Company, and by all executive officers and directors as a group.

                                          Amount and
Name and Address                           Nature of          Percent of
of Beneficial Owner                Beneficial Ownership (1)   Class (2)

Angelo S. Morini
Galaxy Foods Company
2441 Viscount Row
Orlando, Florida  32809                 24,254,874(3)            41.4%

Earl G. Tyree
240 North Line Drive
Apopka, Florida  32703                      20,000(4)               *

Douglas A. Walsh
607 Tamiami Trail
Ruskin, Florida  33570                      20,667(5)               *

Marshall K. Luther
Galaxy Foods Company
2441 Viscount Row
Orlando, Florida  32809                     66,333(6)               *

LeAnn H. Davis
Galaxy Foods Company
2441 Viscount Row
Orlando, Florida  32809                     25,100(7)               *

All executive officers and directors
as a group                              24,386,974               41.7%

*  Less than 1%.

(1) The inclusion herein of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of these shares.

(2) The total number of shares outstanding assuming the exercise of all currently exercisable and vested options and warrants held by all executive officers, directors, and holders of 5% or more of the Company's issued and outstanding Common Stock is
58,545,548 shares. Does not assume the exercise of any other options or warrants.

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

(4) Mr. Tyree, a current member of the Board of Directors, was granted an option to acquire 15,000 shares of Common Stock on September 11, 1992 for an exercise price of $2.88 per share. This option expires on September 11, 2002. The closing bid price of the Company's Common Stock as quoted on the NASDAQ System on September 10, 1992 was $2.875 per share. Mr. Tyree was granted an additional option on October 1, 1993 to acquire 1,000 shares of Common Stock at an exercise price of $2.125 per share. This option expires on October 1, 2003. The closing bid price of the Company's Common Stock as quoted on the NASDAQ System on
September 30, 1993 was $2.00 per share. The exercise price of all of Mr. Tyree's then existing options was reduced to $2.00 per share on January 31, 1994. The closing bid price of the Company's Common Stock as quoted on the NASDAQ System on January 28, 1994 was $4.625 per share. On October 1, 1994, Mr. Tyree was granted an option to acquire 1,000 shares at an exercise price of $2.75 per share. The closing bid price of the Company's Common Stock as quoted on the NASDAQ System on September 30, 1994, was $2.875 per share. This option expires on October 1, 2004. On October 1, 1995, Mr. Tyree was granted an option to acquire 1,000 shares at an exercise price of $0.59 per share. The closing bid price of the Company's Common Stock as quoted on the NASDAQ System on September 29, 1995, was $0.59375 per share. This option expires on October 1, 2005. This option expires on October 1, 2005. On October 1, 1996, Mr. Tyree was granted an option to acquire 2,000 shares at an exercise price of $1.47 per share which expire on October 1, 2006. The closing bid price of the Company's Common Stock as quoted on the NASDAQ System on September 30, 1996 was $1.50 per share. All of Mr. Tyree's options currently are exercisable.

(5) Dr. Walsh, a current member of the Board of Directors, was granted an option to acquire 15,000 shares of Common Stock on January 31, 1992 for an exercise price of $3.00 per share. This option expires on January 31, 2002. The closing bid price of the Company's Common Stock as quoted on the NASDAQ System on January 30, 1992 was $2.50 per share. Dr. Walsh was granted an additional option on October 1, 1992 to acquire 667 shares of Common Stock at an exercise price of $2.875 per share. This option expires on October 1, 2002. The closing bid price of the Company's Common Stock as quoted on the NASDAQ System on
September 30, 1992 was $2.625 per share. The exercise price of all of Dr. Walsh's then existing options was reduced to $2.00 per share on January 31, 1994. The closing bid price of the Company's Common Stock as quoted on the NASDAQ System on January 28, 1994 was $4.625 per share. On October 1, 1994, Dr. Walsh was granted an option to acquire 1,000 shares at an exercise price of $2.75 per share. The closing bid price of the Company's Common Stock as quoted on the NASDAQ System on September 30, 1994, was $2.875 per share. This option expires on October 1, 2004. On October 1, 1995, Dr. Walsh was granted an option to acquire 1,000 shares at an exercise price of $.59 per share. The closing bid price of the Company's Common Stock as quoted on the NASDAQ System on September 29, 1995, was $.59375 per share. This option expires on October 1, 2005. On October 1, 1996, Dr. Walsh was granted an option to acquire 2,000 shares at an exercise price of $1.47 per share which expire on October 1, 2006. The closing bid price of the Company's Common Stock as quoted on the NASDAQ System on September 30, 1996 was $1.50 per share. All of Dr. Walsh's options currently are exercisable.

(6) Mr. Luther, a current member of the Board of Directors, holds warrants to acquire 50,000 shares of Common Stock at a price of $0.6407 per share. These warrants were granted as compensation for work per the terms of Mr. Luther's agreement with the Company to serve as Senior Vice President of Marketing for a term of one year. In addition, Mr. Luther was granted options to acquire 15,000 shares of the Company's Common Stock on January 31, 1996, for an exercise price of $.8125 per share, which option expires on January 31, 2006. On October 1, 1996, Mr. Luther was granted an option to acquire 1,333 shares at an exercise price of $1.47 per share which expire on October 1, 2006. The closing bid price of the Company's Common Stock as quoted on the NASDAQ System on September 30, 1996 was $1.50 per
share.   All of Mr. Luther's options currently are exercisable.

(7) Includes options to acquire 15,000 shares of the Company's Common Stock which were granted to Ms. Davis on December 18, 1995 pursuant to the Company's 1987 Stock Option Plan. Such options are exercisable at $0.5156 per share and expire on December 19,
2005.   This option is currently exercisable.  On May  16,  1996,
Ms. Davis was granted an option to purchase 7,500 shares at an exercise price of $1.21 per share. This option will be exercisable in the future and will expire on May 16, 2006.

Item 12.  Certain Relationships and Related Transactions.

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

On October 10, 1995, the Company entered into an employment agreement with Angelo S. Morini. The agreement increases Mr.
Morini's base salary to $250,000 per year from $200,000. Additionally, the agreement details additional non-cash compensation based on the performance of the Company. The agreement also grants the rights to purchase up to 18,000,000 shares of the Company's Common Stock by Mr. Morini. See "Employment Agreement of Chief Executive Officer."

Angelo S. Morini's brother, Christopher Morini, works for the Company as Vice President of Marketing. On May 16, 1996, Christopher Morini was issued an option to purchase 50,000 shares of the Company's Common Stock at a price of $1.21 per share. This option expires on May 16, 2006. This option is currently exercisable for 10,000 of the 50,000 shares under option.
Item 13.  Exhibits and Reports on Form 8-K.

The following Exhibits are filed as part of this Form 10-KSB.

Exhibit No  Exhibit Description

*3.1           Certificate  of Incorporation of the  Company,  as
          amended   (Filed  as  Exhibit  3.1  to  the   Company's
          Registration Statement on Form S-18, No. 33-15893-NY, incorporated herein by reference.)

*3.2           Amendment to Certificate of Incorporation  of  the
          Company,  filed on February 24, 1992 (Filed as  Exhibit
          4(b) to the Company's Registration Statement on Form S8, No. 33-46167, incorporated herein by reference.)

*3.3           By-laws  of  the  Company, as  amended  (Filed  as
          Exhibit 3.2 to the Company's Registration Statement  on
          Form S-18, No. 33-15893-NY, incorporated herein by reference.)

*3.4           Amendment to Certificate of Incorporation  of  the
          Company,  filed on January 19, 1994 (Filed  as  Exhibit
          3.4 to the Company's Registration Statement on Form SB2, No. 33-80418, and incorporated herein by reference.)

 *3.5          Amendment to Certificate of Incorporation  of  the
          Company,  filed on July 11, 1995 (Filed as Exhibit  3.5
          on Form 10-KSB for fiscal year ended March 31, 1996, and incorporated herein by reference.)

 *3.6          Amendment to Certificate of Incorporation  of  the
          Company,  filed on January 31, 1996 (Filed  as  Exhibit
          3.6 on Form 10-KSB for fiscal year ended March 31, 1996, and incorporated herein by reference.)

*10.1          1987  Stock Plan of the Company, as amended (Filed
          as Exhibit 4(d) to the Company's Registration Statement on Form S-8, No. 33-46167, incorporated herein by reference.)

*10.2           Form  of  Non-Qualified  Stock  Option  Agreement
          between the Company and certain directors (Filed as Exhibit 10 (n) to the Company's Report on Form 10-KSB for fiscal year ended March 31, 1988, and incorporated herein by reference.)

*10.3          Form  of  Incentive Stock Option Agreement  issued
          pursuant  to  the Company's 1987 Stock Plan  (Filed  as
          Exhibit 10 (o) to the Company's Report on Form 10-KSB for fiscal year ended March 31, 1988, and incorporated herein by reference.)

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


* Previously filed

Exhibit No  Exhibit Description

*10.6          Lease  Agreement between ANCO Company and  Company
          dated as of November 13, 1991 (Filed as Exhibit 10 (bb) to the Company's Report on Form 10-KSB for fiscal year ended March 31, 1992, and incorporated herein by reference.)

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

*10.9           Post-Effective  Amendment  No.  1  to   Company's
          Registration Statement on Form S-8, No. 33-69546, filed October 28, 1993 (Filed as Exhibit 10.41 to the Company's Registration Statement on Form SB-2, No. 33 80418, and incorporated herein by reference.)

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


* Previously filed

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

*10.21         Amendment  Number  1 to Selling  Agreement,  dated
          February 14, 1995, between Sands Brothers & Co., Ltd. and the Company (Filed as Exhibit 10.80 on report 10
          KSB for the fiscal year ended March 31, 1995, and incorporated herein by reference.)

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




* Previously filed

Exhibit No  Exhibit Description

  *10.28 Amendment to Factoring Agreement (original agreement dated June 1, 1993) dated January 29, 1996 between the Company and J.T.A. Factors, Inc. (Filed as Exhibit
          10.28 on Form 10-KSB for fiscal year ended March 31, 1996, and incorporated herein by reference.)


   10.29  1996  Amendment and Restatement  of  the  1991  Non
          Employee Director Stock Option Plan (Filed herewith.)

   10.30  1996 Stock Plan (Filed herewith.)

   10.31  Line  of  Credit  Agreement  with  Finova  Financial
          Services (Filed herewith.)

   10.32  Second Amendment to the Lease Agreement between  ANCO
          Company and the Company dated as April 1, 1994 (Filed herewith.)

    27    Financial Data Schedule (Filed herewith.)





Reports on Form 8-K

          No reports on Form 8-K were filed during the last quarter of the period covered by this report.









* Previously filed

                           SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
















                              GALAXY FOODS COMPANY
Date:  June 27, 1997          /s/ Angelo S. Morini
                              Angelo S. Morini
                              Chairman and President
                              (Principal Executive Officer)




Date:  June 27, 1997          /s/ LeAnn H. Davis
                              LeAnn H. Davis, CPA
                              Chief Financial Officer (Principal
                              Financial and Accounting Officer)

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

*3.3            By-laws  of  the  Company,  as  amended
          (Filed   as  Exhibit  3.2  to  the  Company's
          Registration Statement on Form S-18, No.  33
          15893-NY, incorporated herein by reference.)

*3.4              Amendment    to    Certificate     of
          Incorporation  of  the  Company,   filed   on
          January 19, 1994 (Filed as Exhibit 3.4 to the
          Company's Registration Statement on Form  SB2,
          No. 33-80418, and incorporated herein by reference.)

 *3.5          Amendment to Certificate of Incorporation
          of the Company, filed on July 11, 1995 (Filed as Exhibit 3.5 on Form 10-KSB for fiscal year ended March 31, 1996, and incorporated herein by reference.)

 *3.6          Amendment to Certificate of Incorporation
          of the Company, filed  on  January 31, 1996
          (Filed as Exhibit 3.6 on Form 10-KSB for fiscal year ended March 31, 1996, and incorporated herein by reference.)

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




* Previously filed

Exhibit No             Exhibit Description               Page No.

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
          (Filed  as  Exhibit 10.40  to  the  Company's
          Registration Statement on Form SB-2, No.  33
          80418, and incorporated herein by reference.)

*10.9           Post-Effective  Amendment  No.   1   to
          Company's Registration Statement on Form S-8,
          No.  33-69546, filed October 28, 1993  (Filed
          as    Exhibit   10.41   to   the    Company's
          Registration Statement on Form SB-2, No.  33
          80418, and incorporated herein by reference.)

*10.10         Company's Registration Statement on Form
          S-8,  No. 33-78684, filed May 6, 1994  (Filed
          as    Exhibit   10.42   to   the    Company's
          Registration Statement on Form SB-2, No.  33
          80418, and incorporated herein by reference.)

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




* Previously filed

Exhibit No             Exhibit Description               Page No.

*10.14         Subscription  for shares and  investment
          letter,  dated November 4, 1994, between  the
          Company  and  Angelo  S.  Morini  (Filed   as
          Exhibit  10.122  on report  10-QSB,  for  the
          quarterly period ended December 31, 1994, and incorporated herein by reference.)

*10.15         Balloon  promissory note, dated November
          4, 1994 (Filed as Exhibit 10.123 on report 10
          QSB,  for the quarterly period ended December
          31,   1994,   and  incorporated   herein   by
          reference.)

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

*10.19         Consulting  Agreement, dated  March  15,
          1995, between Martin Consulting, Inc. and the
          Company (Filed as Exhibit 10.78 on report 10KSB for the fiscal year ended March 31, 1995, and incorporated herein by reference.)

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




* Previously filed

Exhibit No             Exhibit Description                Page No.

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

*10.28 Amendment to Factoring Agreement (original agreement dated June 1, 1993) dated January
          29,  1996  between  the  Company  and  J.T.A.
          Factors, Inc. (Filed as Exhibit 10.28 on Form
          10-KSB for fiscal year ended March 31, 1996, and incorporated herein by reference.)


 10.29     1996  Amendment and Restatement of the  1991
           Non Employee Director Stock Option Plan (Filed
           herewith.)                                             5

 10.30     1996 Stock Plan (Filed herewith.)                     10

 10.31     Line of Credit Agreement with Finova Financial
           Services (Filed herewith.)                            19

  10.32    Second Amendment to the Lease Agreement between
           ANCO Company and the Company dated as April 1, 1994
           (Filed herewith.)                                     34

  27       Financial Data Schedule (Filed herewith.)             38





* Previously filed