Form 10QSB
period 1997-06-30
GALAXY FOODS CO
filed 1997-07-21
CIK 819527

FORM 10-QSB
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


_______________________________________________________________
                                __ _

   [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934

         For The Quarterly Period Ended June 30, 1997




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

                           YES X    NO

     On June 30, 1997, there were 58,583,332 shares of
Common Stock $.01 par value per share, outstanding.

                      GALAXY FOODS COMPANY
                      Index to Form 10-QSB
For Quarter Ended June 30, 1997
                                                          PAGE
NO. PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements
     Condensed Balance Sheets                                 3
     Condensed Statements of Operations                       4
     Condensed Statements of Stockholders' Equity             5
     Condensed Statements of Cash Flows                     6-7
     Notes to Condensed Financial Statements                8-9

  Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations   10-11



PART II. OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 8-K               12-15


SIGNATURES                                                  16

                PART I.  FINANCIAL INFORMATION

                     GALAXY FOODS COMPANY

                   CONDENSED BALANCE SHEETS





                                          JUNE 30,     MARCH 31,
                                            1997         1997
                                        (Unaudited)
                            ASSETS

CURRENT ASSETS:
  Cash and cash equivalents             $  19,384      $  16,485
  Marketable securities                        --        298,671
  Trade receivables, net                2,372,258      1,631,268
  Inventories                           2,291,512      1,802,244
  Prepaid expenses                        262,976        346,082
     Total current assets               4,946,130      4,094,750
PROPERTY & EQUIPMENT, NET               8,656,099      8,186,009
OTHER ASSETS                              198,955        211,687
        TOTAL                         $13,801,184    $12,492,446

             LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Line of credit                       $1,396,670    $1,370,953
  Accounts payable - trade              1,714,370       449,227
  Accrued liabilities                     407,703       418,968
  Current portion of obligations
    under capital leases                   22,104        24,396
     Total current liabilities          3,540,847     2,263,544

OBLIGATIONS UNDER CAPITAL LEASES,
  less current portion                     25,232        32,668
     Total liabilities                  3,566,079     2,296,212

COMMITMENTS AND CONTINGENCIES                  --            --

STOCKHOLDERS' EQUITY:

  Convertible preferred stock                  18            26
  Common stock                            585,833       571,282
  Additional paid-in capital           45,781,669    45,780,462
  Accumulated deficit                 (23,360,215)  (23,383,336)
                                       23,007,305    22,968,434
  Less:  Notes receivable arising from
         the exercise of stock options
         and sale of common stock      12,772,200    12,772,200
     Total stockholders' equity        10,235,105    10,196,234
        TOTAL                         $13,801,184   $12,492,446


   See accompanying notes to condensed financial statements.

                     GALAXY FOODS COMPANY

              CONDENSED STATEMENTS OF OPERATIONS

                                           THREE MONTHS ENDED
                                                JUNE 30,
                                           1997           1996
                                       (Unaudited)     (Unaudited)

NET SALES                              $ 5,883,454   $ 3,354,980

COST OF GOODS SOLD                       4,769,957     2,951,616
  Gross margin                           1,113,497       403,364

OPERATING EXPENSES:
  Selling                                 413,197        364,957
  Delivery                                217,726        116,976
  General and administrative              385,766        336,213
  Research and development                 43,759         58,541
     Total operating expenses           1,060,448        876,687

INCOME (LOSS) FROM OPERATIONS              53,049       (473,323)

OTHER INCOME (EXPENSE):
  Interest expense                        (31,945)        (7,578)
  Interest income                           2,308         39,016
  Other income (expense)                     (291)         2,652
     Total                                (29,928)        34,090
NET INCOME (LOSS)                          23,121       (439,233)
PREFERRED STOCK DIVIDENDS                      --     (1,594,406)*
NET INCOME (LOSS) APPLICABLE TO
  COMMON STOCK                          $  23,121    $(2,033,639)*

INCOME (LOSS) PER COMMON SHARE          $     .00    $      (.06)*

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING                     61,700,259     34,144,011





* Amounts have been restated to reflect a stock dividend on preferred stock which is convertible at a discount from market value at the date of issuance (See Note 3).

    See accompanying notes to condensed financial statements.

                              GALAXY FOODS COMPANY

                                                     	Convertible
                               Common Stock         Preferred Stock      Additional                  Notes Rec &
                                          Par                   Par       Paid-In      Accumulated  Subs. for
                               Shares    Value       Shares    Value      Capital        Deficit   Common Stock	         Total
Balance at March 31, 1996,
as restated                53,421,848  $ 534,218        --  $     --   $ 38,582,938* $ (19,052,270)   $(12,796,200)  $  7,268,686

Exercise of options            96,166        962        --        --         47,321             --              --         48,283

Exercise of warrants          215,000      2,150        --        --        120,163             --              --        122,313

Issuance of common stock
under employee stock
purchase plan                  91,879        919        --        --         86,681             --              --         87,600

Collection of note receivable      --         --        --        --             --             --          24,000         24,000

Issuance of common stock
through Reg D offering      1,337,524     13,375        --        --      1,846,096             --              --      1,859,471

Issuance of convertible
preferred stock through Reg
D offering                         --         --     4,000        40      3,733,901             --              --      3,733,941

Conversion of preferred
stock into common stock     1,965,824     19,658    (1,443)      (14)       (19,644)            --              --             --

Issuance and revaluation
of warrants                        --         --        --        --       (211,400)            --              --       (211,400)

Preferred stock dividend           --         --        --        --      1,594,406     (1,594,406)             --             --

Net loss                           --         --        --        --             --     (2,736,660)             --     (2,736,660)

Balance at March 31, 1997  57,128,241  $ 571,282     2,557  $     26   $ 45,780,462  $ (23,383,336)   $(12,772,200)  $ 10,196,234

Exercise of options            78,166        782        --        --         38,501             --              --         39,283

Conversion of preferred
stock into common stock     1,455,091     14,551      (768)       (8)       (14,543)            --              --             --

Issuance of warrants               --         --        --        --          7,000             --              --          7,000

Refund of stock issuance costs     --         --        --        --          8,750             --              --          8,750

Net income                         --         --        --        --             --         23,121              --         23,121

Balance June 30, 1997      58,583,332  $ 585,833     1,789  $     18   $ 45,781,669  $ (23,360,215)  $ (12,772,200)  $ 10,235,105

* Amounts have been restated to reflect a stock dividend on preferred stock which is convertible at a discount from market value at the date of issuance (See Note 3).

        See accompanying notes to condensed financial statements.

                      GALAXY FOODS COMPANY

               CONDENSED STATEMENTS OF CASH FLOWS


                                           THREE MONTHS ENDED
                                              JUNE 30,
                                          1997           1996
                                       (Unaudited)   (Unaudited)

CASH FLOWS FROM/(USED IN) OPERATING
   ACTIVITIES:
  Net Income (Loss)                     $  23,121     $(439,233)

   ADJUSTMENTS TO RECONCILE NET INCOME
   (LOSS) TO NET CASH PROVIDED BY (USED IN)
   OPERATING ACTIVITIES:
  Depreciation expense                    157,497        96,393
  Gain on sale of assets                  (1,329)            --
  Consulting and director fee expense
    paid through issuance of
    common stock warrants                  8,346         16,500
  (Increase) decrease in:
    Trade receivables                   (740,990)      (624,786)
    Inventories                         (489,268)      (480,190)
    Prepaid expenses                       83,106       (55,863)
  Increase (decrease) in:
    Accounts payable                    1,265,143         3,544
    Accrued liabilities                  (11,265)       (24,207)
  NET CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES                    294,361    (1,507,842)

CASH FLOWS FROM/(USED IN) INVESTING
   ACTIVITIES:
  Purchase of marketable securities            --    (2,013,742)
  Purchase of property and equipment     (627,587)     (404,607)
  (Increase) decrease in other assets      11,386       (46,441)
  Sale of marketable securities           300,000            --
  NET CASH USED IN INVESTING
  ACTIVITIES                            (316,201)    (2,464,790)

CASH FLOWS FROM/(USED IN) FINANCING
   ACTIVITIES:
  Net borrowings on line of credit         25,717            --
  Principal payments on note payable           --       (63,451)
  Principal payments on capital lease
    obligations                            (9,728)      (16,711)
  Proceeds from issuance of common stock,
    net of offering costs                      --     1,859,471
  Proceeds from issuance of convertible
    preferred stock, net of offering costs     --     3,733,941
  Proceeds from exercise of common stock
    options                                    --         7,500
  Refund of stock issuance costs            8,750            --
  Collection of note receivable for
    common stock                               --        24,000
  NET CASH FROM FINANCING
  ACTIVITIES                               24,739     5,544,750

                     GALAXY FOODS COMPANY

                                           THREE MONTHS ENDED
                                                JUNE 30,
                                           1997          1996
                                       (Unaudited)   (Unaudited)

NET INCREASE IN CASH AND
   CASH EQUIVALENTS                         2,899     1,572,118

CASH AND CASH EQUIVALENTS, BEGINNING
   OF PERIOD                               16,485       127,936

CASH AND CASH EQUIVALENTS, END
   OF PERIOD                            $  19,384    $1,700,054






    See accompanying notes to condensed financial statements.

                     GALAXY FOODS COMPANY

             NOTES TO CONDENSED FINANCIAL STATEMENTS

(1)  Management Representation
     In the opinion of Galaxy Foods Company (the "Company"), the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Company's financial position, results of operations and cash flows for the periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

     The condensed financial statements should be read in conjunction with the financial statements and the related disclosures contained in the Company's Form 10-KSB dated June 20, 1997, filed with the Securities and Exchange Commission.

(2)  Reclassifications
     Certain items in the financial statements of prior periods have been reclassified to conform to current period presentation.

(3)  Restatement of Stockholders' Equity
     In March 1997, the Securities and Exchange Commission Staff
     (the "Staff") announced its position on accounting for preferred stock which is convertible into common stock at a discount from the market rate at the date of issuance. The Staff's position is that a preferred stock dividend should be recorded for the difference between the conversion price and the quoted market price of common stock at the date of issuance. To comply with this position, the Company restated its prior year's financial statements to reflect a dividend of $3,130,294 related to the fiscal 1996 sales of convertible preferred stock. In compliance with the Staff's position, the Company also recorded a preferred stock dividend in the amount of $1,594,406 in fiscal 1997, for the April 1996 sale of convertible preferred stock.

(4)  Inventories
     Inventories are summarized as follows:
                                          JUNE 30,     MARCH 31,
                                            1997          1997
                                         (unaudited)
     Raw materials                      $1,557,282    $1,136,269
     Finished goods                        734,230       665,975
      Total                             $2,291,512    $1,802,244


(5)  Net Income (Loss) per Share
     Net income per share is computed based on the weighted average number of shares outstanding during the period, plus common equivalent shares arising from the effect of convertible preferred stock and the assumed exercise of dilutive common stock warrants and employees' stock options, less the number of treasury shares assumed to be purchased from the proceeds under the treasury stock
     method and the per share  market value of the common stock.    The
     difference between shares for primary and fully diluted income per share was not material; accordingly, fully diluted income per share is not presented.

     Net loss per share is computed based on the weighted average number of shares outstanding during the period. Common stock equivalents have not been included in the calculation of net loss per share as the effect would be antidilutive.

                      GALAXY FOODS COMPANY
             NOTES TO CONDENSED FINANCIAL STATEMENTS
                           (Continued)

(5)  Net Income (Loss) per Share - Continued
     In February 1997, the Financial Accounting Standards  Board
     issued Statement of Financial Accounting Standards No.  128
     "Earnings Per Share" ("SFAS 128"). SFAS 128 establishes new standards for computing and presenting earnings per share
     ("EPS"). Specifically, SFAS 128 replaces the presentation of primary EPS with a presentation of basic EPS, requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.
     SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997; earlier application is not permitted. EPS for the quarters ended June 30, 1997 and June 30, 1996 computed under SFAS 128 would not be materially different than previously computed.

 (6) Supplemental Cash Flow Information
     For purposes of the statement of cash flows, all highly liquid investments with a maturity date of three months or less are considered to be cash equivalents. Cash and cash equivalents include checking accounts, money market funds and certificates of deposits.

 For the three months ended June 30,            1997        1996

     Noncash financing and investing activities:
        Consulting and directors fees paid
          through issuance of common stock
          warrants                              8,346      16,500

     Cash paid for:
        Interest                               31,945      14,557

                      GALAXY FOODS COMPANY

             Management's Discussion and Analysis of
          Financial Condition and Results of Operations


The   following  discussion  and  analysis  should  be  read in
conjunction with the Condensed Financial Statements and Notes thereto appearing elsewhere in this report.

The   following   discussion  contains  certain   forward-
looking statements, within the meaning of the "safe-harbor"
provisions of the  Private  Securities Reform Act of 1995,  the
attainment  of which  involves various risks and uncertainties.
Forward-looking statements  may  be  identified by  the  use  of
forward-looking terminology   such   as   "may",  "will",
"expect",   "believe", "estimate",   "anticipate",   "continue",
or   similar   terms, variations  of these terms or the negative
of those terms. The Company's actual results may differ materially from those described in these forward-looking statements due to among other factors, competition in the Company's product markets, dependence on suppliers, the Company's manufacturing experience, and production delays or inefficiencies.

Galaxy  Foods Company (the "Company") is principally  engaged in the development, manufacturing and marketing of a variety of healthy cheese and dairy related products, as well as
other cheese  alternatives.   These healthy cheese  and  dairy
related products include low or no fat, low or no cholesterol and lactosefree varieties. These products are sold throughout the United States and internationally to customers in the retail, food service and industrial markets. The Company's headquarters and manufacturing facilities are located in Orlando, Florida.

Results of Operations

Net Sales were $5,883,454 in the quarter ended June 30, 1997, compared to net sales of $3,354,980 for the quarter ended June 30, 1996. The 75% increase in sales was attributed to the introduction of new products to the retail market and an increase in marketing activities to promote these new products. In addition, there has been an escalation of orders from major retail and food service customers throughout fiscal
1997  and through  the  first quarter of fiscal 1998. The
Company expects this trend in sales volume to continue throughout fiscal 1998.

Cost of Goods Sold were $4,769,957 representing 81% of net sales for the quarter ended June 30, 1997, compared with $2,951,616 or 88% of net sales for the same period ended June 30, 1996. The Company was able to improve gross margin by focusing on production efficiencies, price control and changes in the product mix.

Selling expenses were $413,197 for the quarter ended June 30, 1997, compared with $364,957 for the same period ended
June  30, 1996.   The 13% increase in expenses over the same
period a year ago is mainly attributed to an increase in marketing efforts resulting in initial product introduction charges, and increased advertising and brokerage costs associated with the increase in sales volume.

Delivery expenses were $217,726 for the quarter ended June 30, 1997, compared with $116,976 for the same period ended
June  30, 1996.   The 86% increase in delivery costs is a
direct result of the increase in sales shipments to customers for the quarter ended June 30, 1997 as compared with the same period in the prior year.

General and Administrative expenses were $385,766 for the quarter ended June 30, 1997, compared with $336,213 for the same period ended June 30, 1996. The 15% increase is primarily attributed to increased expenses for consulting services and employee salaries.

Research and Development expenses were $43,759 for the quarter ended June 30, 1997, compared with $58,541 for the
quarter ended June  30,  1996.   This decrease in expenses is
largely due to employee relocation allowances paid during the first quarter of fiscal 1997. No such allowances were paid in the first quarter of fiscal 1998.

Other Income and Expenses netted to $29,928 in expense for the quarter ended June 30, 1997 as compared to $34,090 in income for the quarter ended June 30, 1996. During the first quarter of fiscal 1998, interest expense was increased due to the line of credit secured by the Company on November
1, 1997.   During  the first  quarter  of  fiscal  1997,  the
Company  held  marketable securities   which  earned  interest
income;  these   marketable securities  were  partially  sold
during fiscal 1997 and were completely liquidated as of June 30, 1997.

Liquidity and Capital Resources

Operating Activities -- Net cash provided by operating
activities was  $294,361 for the period ended June 30, 1997
compared to  net cash used of $1,507,842 for the same period in
1996.  This change in operating activities is the result of
increased sales combined with  a  decline  in  general  and
administrative  costs  as   a percentage  of  sales  and an
improvement in gross margin. In addition, accounts payable has increased due to large customer orders and expanded production volume.

Investing Activities -- Net cash used in investing activities totaled $316,201 for the period ended June 30, 1997 compared to net cash used of $2,464,790 for the same period in 1996. The decline in cash used for investing activities resulted from the purchase of marketable securities with cash reserves from financing activities in the first quarter of fiscal 1997.
As of June 30, 1997, all marketable securities had been sold by the Company.

Financing Activities -- Net cash flows from financing activities were $24,739 for the three months ended June 30, 1997 compared to $5,544,750 for the same period in 1996. The large cash flows from financing activities in the three months ended June 30, 1996 resulted from a Regulation S offering of the Company's stock.

On  April 16, 1996, the Company completed a private placement of
1,337,524  shares of the Company's common stock at  an
aggregate price   of   $2,000,000,  and  4,000  shares  of  the
Company's convertible preferred stock at an aggregate price of $4,000,000.

On November 1, 1997, the Company secured a $2 million line of credit with Finova Capital Corporation with interest at the prime rate plus two percent. At June 30, 1997, the balance outstanding under this line of credit agreement was $1,396,670.

On  June  27,  1997, the Company secured a $1.5 million
Purchase Money  Machinery and Equipment Accommodation with
Finova  Capital Corporation   to  finance the acquisition of
certain  production equipment.   The agreement calls for
interest at the prime rate plus two percent. As of June 30, 1997, no amounts were outstanding under this agreement.

Outlook

Management  is  not  aware  of  any  adverse  trends  that
would materially  affect the Company's projected financial
growth.   It is  expected  that fiscal 1998 will be another year of
continued improvement for the Company.

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

*10.8          Company's  Registration  Statement  on  Form  S-8,
          Number 33-69546, filed September 28, 1993 (Filed as Exhibit10.40 to the Company's Registration Statement on Form SB-2, No. 33-80418, and incorporated herein by reference.)

*10.9           Post-Effective  Amendment  No.  1  to Company's
          Registration Statement on Form S-8, No. 33-69546, filed October 28, 1993 (Filed as Exhibit 10.41 to the Company's Registration Statement on Form SB-2, No. 3380418, and incorporated herein by reference.)

*10.10         Company's Registration Statement on Form S-8, No.
          33-78684, filed May 6, 1994 (Filed as Exhibit 10.42 to the Company's Registration Statement on Form SB-
          2, No. 33-80418, and incorporated herein by reference.)

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

*10.21         Amendment  Number  1 to Selling  Agreement,dated
          February 14, 1995, between Sands Brothers & Co., Ltd. and the Company (Filed as Exhibit 10.80 on report 10KSB for the fiscal year ended March 31, 1995, and incorporated herein by reference.)

*10.22         Amendment  Number  2 to Selling  Agreement,dated
          March 8, 1995, between Sands Brothers & Co., Ltd. and the Company (Filed as Exhibit 10.81 on report
          10-KSB for   the  fiscal  year  ended  March  31,
          1995, and incorporated herein by reference.)

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

*10.27          Consulting  agreement  between  the  Company and
          Marshall K. Luther dated August 28, 1995 (Filed as Exhibit10.86 on Form 10-QSB/A for the nine months ended December 31, 1995, and incorporated herein by reference.)

*10.28 Amendment to Factoring Agreement (original agreement dated June 1, 1993) dated January 29, 1996 between the Company and J.T.A. Factors, Inc. (Filed as
          Exhibit 10.28 on Form 10-KSB for fiscal year ended March 31, 1996, and incorporated herein by reference.)

*10.29         1996  Amendment and Restatement of the 1991 Non-
          Employee  Director Stock Option Plan (Filed as
          Exhibit 10.29  on  Form 10-KSB for fiscal year ended
          March 31, 1997, and incorporation herein by reference.)

*10.30        1996 Stock Plan (Filed as Exhibit 10.30 on Form 10-
          KSB for fiscal year ended March 31, 1997, and incorporation herein by reference.)



* Previously filed

Exhibit No  Exhibit Description

*10.31         Line  of  Credit  Agreement with Finova Financial
          Services (Filed as Exhibit 10.31 on Form 10-KSB for fiscal year ended March 31, 1997, and incorporation herein by reference.)

*10.32         Second  Amendment  to the Lease Agreement between
          ANCO  Company  and the Company dated as April  1,
          1994 (Filed as Exhibit 10.32 on Form 10-KSB for fiscal year ended March 31, 1997, and incorporation herein by reference.)

 10.33         Purchase  Money Accommodation for the Purchase of
          Specific   Equipment  with  FINOVA  Financial Services
          (Filed herewith.)

 27             Financial Data Schedule (Filed herewith.)


Reports on Form 8-K

          No reports on Form 8-K were filed during the three months ended June 30, 1997.



* - Previously filed

                         SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.











                              GALAXY FOODS COMPANY
Date:  July 22, 1997          /s/ Angelo S. Morini
                              Angelo S. Morini
                              Chairman and President
                              (Principal Executive
                              Officer)






Date:  July 22, 1997          /s/ Cynthia L. Hunter
                              Cynthia L. Hunter, CPA
                              Chief Financial Officer
                              (Principal Financial and
                              Accounting Officer)


                          Exhibit 10.33

                  Purchase Money Accommodation
                  for the Purchase of Specific
                Equipment with FINOVA Financial
                           Services


June 27, 1997

Galaxy Food Corporation
2441 Viscount Row
Orlando, FL  32809

Gentlemen:

Reference is made to that certain Security Agreement (Accounts Receivable, Inventory and Equipment) dated November 1, 1996 (the "Security Agreement") by and between FINOVA Capital Corporation ("FINOVA") and Galaxy Foods Company ("Borrower"). Borrower has requested and FINOVA has agreed to make certain loans and advances for the purchase of machinery and equipment more specifically described in Schedule "A" annexed hereto and made a part hereof in the amount of $1,500,000 (the "Purchase Money M&E Advance"). Accordingly, FINOVA and Borrower hereby agree to the following amendments and modifications to the Security Agreement effective upon the execution and delivery of this Agreement to
FINOVA:
1.The line of credit defined in paragraph 1.10 of the Security Agreement is changed from $2,000,000 to $3,500,000;

  2.Paragraph 2.1 of the Security Agreement shall be modified by inserting the following language before the final period ("."):
      "and FINOVA shall make a loan or loans for the benefit of Borrower in the amount of $1,500,000 (the "Purchase Money M&E Advance"). The Purchase Money M&E Advance (whether made in one or more advances) shall be used by Borrower solely to pay Hart Design & MFG, Inc., FMS Manufacturing Company, Serpa Packaging Solutions, Tile BY Charles, Inc., Blentech Corporation, and Midwest Refrigeration, Inc. (collectively, the "Supplier") for the purchase of the equipment described on Schedule "A" annexed hereto (the "Equipment") in accordance with the terms of the agreements between Borrower and Supplier, and where that Equipment shall be located solely at the Borrower's premises set forth on the cover page to this Agreement (as such premises may change in accordance with this Agreement). The Purchase Money M&E Advance shall be repaid in arrears to FINOVA in principal installments in the amount of $12,500 per month and shall be charged against the account in Borrower's name on the last day of the first month immediately following the month in which the initial Purchase Money M&E Advance is made by FINOVA and on the last day of each month thereafter until the date that this Agreement is terminated (whether at the end of the initial term, the end of any renewal term, or upon the occurrence of an event of default) at which time the entire balance of the Purchase Money M&E Advance together with all interest and costs thereon shall be due and payable to FINOVA. Notwithstanding the foregoing, if the term set forth in paragraph 9.1 of this Agreement is extended either by amendment to this Agreement or by renewal of the term as provided for hereunder the Borrower shall continue to make monthly principal installments of $12,500 per month through and including June 1, 1999 and commencing on July 1, 1999, the principal monthly installments shall be in the amount of $100,000 per month and shall continue on the last day of each month thereafter until the earlier of: (a) the costs thereon shall have been paid to FINOVA; or (b) the termination of this Agreement (whether at the end of any term, or upon the occurrence of an event of default). Notwithstanding the foregoing, FINOVA shall have the right at any time to demand and receive the immediate repayment of the entire balance of the Purchase Money M&E Advance in the event (a) of any default or termination under this Agreement; (b) of any reduction in the value of the Borrower's machinery and equipment; or (c) that FINOVA, in its sole and absolute discretion, shall consider the Purchase Money M&E Advance insecure."; and

3.The facility fee provided for in paragraph 3.5 of the Security Agreement shall be adjusted to reflect the increase in the line of credit provided for in paragraph 1 of this letter, effective as of the contract year commencing November 1, 1997.
  Except as modified herein, all of the terms and conditions contained in the Security Agreement shall remain in full force and effect and in all respects unchanged.



                                  FINOVA CAPITAL CORPORATION

                                 /s/ Philip Conimaccio
                                 Philip Conimaccio, Vice President


ACCEPTED AND AGREED TO
THIS 27TH DAY OF JUNE, 1997;

GALAXY FOODS COMPANY

/s/Angelo S. Morini
Angelo S. Morini, President