Form 10KSB/A
period 1997-03-31
GALAXY FOODS CO
filed 1997-09-17
CIK 819527

1997
           U. S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                       AMENDMENT NO. 1
                             TO
                         FORM 10-KSB

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

SUPPLIERS

The  Company  purchases the ingredients used in its
manufacturing operations,  i.e., casein, soybean and canola
oil,  enzymes  and other ingredients, from several sources.  It believes that all of these ingredients  are  readily  available from numerous suppliers.  Suppliers from other countries are often able
to supply casein at prices lower than domestic suppliers.   Accordingly,
the Company currently purchases its major ingredient, casein, from foreign suppliers. Because casein purchased by the Company is imported, its availability is subject to a variety of factors, including federal import regulations. The Company believes that it could obtain casein at a higher cost from domestic sources if the foreign supply of casein were reduced or terminated.

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

Item 12.  Certain Relationships and Related Transactions.

On August 28, 1995, the Company entered into a one year agreement with  Marshall K. Luther for Mr. Luther to serve in the  capacity of Senior Vice President of Marketing.  Mr. Luther was responsible
for overseeing marketing of the Company's  product  as  well   as
identifying new markets and products. This contract was not renewed upon expiration. He is a former senior marketing executive with companies such as Tropicana Products Inc. and General Mills, Inc. Under the terms of this contract, Mr. Luther received the right to purchase 50,000 shares of the Company's Common Stock at a price of $0.6407 per share. The Company has also agreed to pay a standard broker commission to Mr. Luther for any sales generated by him. Mr. Luther became a member of the Board of Directors of the Company on January 31, 1996.

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