Form 10QSB
period 1997-09-30
GALAXY FOODS CO
filed 1997-10-27
CIK 819527

3


                           FORM 10-QSB

               SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549


_________________________________________________________________


     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

        For The Quarterly Period Ended September 30, 1997




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

                           YES X    NO


     On September 30, 1997, there were 61,594,960 shares of
Common Stock $.01 par value per share, outstanding.

                      GALAXY FOODS COMPANY

                      Index to Form 10-QSB
              For Quarter Ended September 30, 1997




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

                 PART I.  FINANCIAL INFORMATION

                      GALAXY FOODS COMPANY

                    CONDENSED BALANCE SHEETS



                                       SEPTEMBER 30,   MARCH 31,
                                           1997          1997
                                        (Unaudited)
                             ASSETS

CURRENT ASSETS:
  Cash and cash equivalents             $  24,078      $  16,485
  Marketable securities                        --        298,671
  Trade receivables, net                1,836,864      1,631,268
  Inventories                           2,565,959      1,802,244
  Prepaid expenses                        384,236        346,082
     Total current assets               4,811,137      4,094,750

PROPERTY & EQUIPMENT, NET               9,608,813      8,186,009

OTHER ASSETS                              181,424        211,687
        TOTAL                         $14,601,374    $12,492,446


              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Line of credit                       $2,330,368     $1,370,953
  Accounts payable - trade              1,410,814        449,227
  Accrued liabilities                     395,598        418,968
  Current portion of obligations
     under capital leases                  14,559         24,396
     Total current liabilities          4,151,339      2,263,544

OBLIGATIONS UNDER CAPITAL LEASES,
  less current portion                     25,233         32,668
     Total liabilities                  4,176,572      2,296,212

COMMITMENTS AND CONTINGENCIES                  --             --

STOCKHOLDERS' EQUITY:

  Convertible preferred stock                  --             26
  Common stock                            615,950        571,282
  Additional paid-in capital           45,815,875     45,780,462
  Accumulated deficit                 (23,234,823)   (23,383,336)
                                       23,197,002     22,968,434
  Less:  Notes receivable arising
    from the exercise of stock options
    and sale of common stock           12,772,200     12,772,200
     Total stockholders' equity        10,424,802     10,196,234
        TOTAL                         $14,601,374    $12,492,446


    See accompanying notes to condensed financial statements.

                      GALAXY FOODS COMPANY

               CONDENSED STATEMENTS OF OPERATIONS



                              THREE MONTHS ENDED      SIX MONTHS ENDED
                                SEPTEMBER 30,          SEPTEMBER 30,
                                 (unaudited)            (unaudited)
                                1997       1996        1997       1996


NET SALES                  $5,031,997  $5,133,456  $10,915,451   $8,488,436

COST OF GOODS SOLD          3,781,453   4,279,885    8,551,410    7,231,501
  Gross Margin              1,250,544     853,571    2,364,041    1,256,935

OPERATING EXPENSES:
  Selling                     526,993     475,122      940,190      840,079
  Delivery                    222,141     153,293      439,867      270,269
  General and administrative  336,199     312,834      721,965      649,047
  Research and development     52,388      47,062       96,147      105,603
     Total                  1,137,721     988,311    2,198,169    1,864,998

OPERATING INCOME (LOSS)       112,823    (134,740)     165,872     (608,063)

OTHER INCOME (EXPENSE):
  Interest expense             (7,885)     (2,303)     (39,830)      (9,881)
  Interest income                 239      44,652        2,547       83,668
  Other income                 20,215       2,449       19,924        5,101
     Total                     12,569      44,798      (17,359)      78,888

NET INCOME (LOSS)             125,392     (89,942)     148,513     (529,175)

PREFERRED STOCK DIVIDENDS          --          --         --     (1,594,406)*

NET INCOME (LOSS) APPLICABLE
  TO COMMON STOCK           $ 125,392    $(89,942)   $ 148,513  $(2,123,581)*

NET INCOME (LOSS) PER
  COMMON SHARE              $      --    $     --    $      -- $       (.06)*

WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING       63,750,604  34,459,093   62,731,924   34,302,404


* Amounts have been restated to reflect a stock dividend on preferred stock which is convertible at a discount from market value at the date of issuance (See Note 3).

    See accompanying notes to condensed financial statements.

                              GALAXY FOODS COMPANY

                  CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY


                        Common Stock      Preferred Stock  Additional                    Notes Rec &
                                  Par                Par    Paid-In      Accumulated      Subs. for
                      Shares     Value     Shares   Value   Capital        Deficit      Common Stock        Total


Balance at March 31,
1996, as restated   53,421,848 $ 534,218      -- $    -- $ 38,582,938* $ (19,052,270)   $(12,796,200)  $  7,268,686

Exercise of options     96,166       962      --      --       47,321             --              --         48,283

Exercise of warrants   215,000     2,150      --      --      120,163             --              --        122,313

Issuance of common stock
under employee stock
purchase plan           91,879       919      --      --       86,681             --              --         87,600

Collection of note
receivable                  --        --      --      --           --             --          24,000         24,000

Issuance of common
stock through Reg D
offering             1,337,524    13,375      --      --    1,846,096             --              --      1,859,471

Issuance of convertible
preferred stock through
Reg D offering              --        --   4,000      40    3,733,901             --              --      3,733,941

Conversion of
preferred stock into
common stock         1,965,824    19,658  (1,443)    (14)     (19,644)            --              --             --

Issuance and revaluation
of warrants                 --        --      --      --     (211,400)            --              --       (211,400)

Preferred stock
dividend                    --        --      --      --    1,594,406     (1,594,406)             --             --

Net loss                    --        --      --      --           --     (2,736,660)             --     (2,736,660)

Balance at
March 31, 1997      57,128,241 $ 571,282   2,557  $   26 $ 45,780,462  $ (23,383,336)   $(12,772,200)  $ 10,196,234

Exercise of options     90,000       900      --      --       44,334             --              --         45,234

Conversion of
preferred stock
into common stock    4,352,776    43,528  (2,557)    (26)     (43,502)            --              --             --

Issuance of warrants        --        --      --      --        9,550             --              --          9,550

Refund of stock
issuance costs              --        --      --      --        8,750             --              --          8,750

Issuance of common stock
under Employee stock
purchase plan           23,943       240      --      --       16,281             --              --         16,521

Net income                  --        --      --      --           --        148,513              --        148,513

Balance
Sept. 30, 1997      61,594,960 $ 615,950      --  $   -- $ 45,815,875  $ (23,234,823)  $ (12,772,200)  $ 10,424,802

* Amounts have been restated to reflect a stock dividend on preferred stock which is convertible at a discount from market value at the date of issuance (See Note 3).

        See accompanying notes to condensed financial statements.

                      GALAXY FOODS COMPANY

               CONDENSED STATEMENTS OF CASH FLOWS


                                             SIX MONTHS ENDED
                                               SEPTEMBER 30,
                                           1997          1996
                                       (Unaudited)    (Unaudited)

CASH FLOWS FROM/(USED IN) OPERATING
   ACTIVITIES:
  Net Income (Loss)                     $ 148,513      $(529,175)

   ADJUSTMENTS TO RECONCILE NET INCOME
   (LOSS) TO NET CASH PROVIDED BY (USED IN)
   OPERATING ACTIVITIES:
  Depreciation expense                    320,463        194,924
  Gain on sale of assets                   (1,329)            --
  Consulting and director fee expense
    paid through issuance of common
    stock warrants                         39,813         26,469
  (Increase) decrease in:
    Trade receivables                    (205,596)    (1,502,387)
    Inventories                          (763,715)      (520,157)
    Prepaid expenses                      (38,154)       (21,436)
  Increase (decrease) in:
    Accounts payable                      961,587        150,428
    Accrued liabilities                   (23,370)        (3,492)
  NET CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES                    438,212     (2,204,826)

CASH FLOWS FROM/(USED IN) INVESTING
   ACTIVITIES:
  Purchase of marketable securities            --     (2,044,949)
  Purchase of property and equipment     (534,635)      (957,979)
  (Increase) decrease in other assets          --        (45,447)
  Sale of marketable securities           300,000             --
  NET CASH USED IN INVESTING
  ACTIVITIES                             (234,635)    (3,048,375)

CASH FLOWS FROM/(USED IN) FINANCING
   ACTIVITIES:
  Borrowings on line of credit         10,273,382            --
  Repayments on line of credit        (10,522,599)           --
  Principal payments on note payable           --       (63,451)
  Principal payments on capital lease
    obligations                           (17,272)      (34,565)
  Proceeds from issuance of common
    stock, net of offering costs           16,521     1,928,811
  Proceeds from issuance of convertible
    preferred stock, net of offering costs     --     3,733,941
  Proceeds from exercise of common
    stock options                          45,234        12,250
  Proceeds from exercise of common stock
    warrants                                   --       103,719
  Refund of stock issuance costs            8,750            --
  Collection of note receivable for
    common stock                               --        24,000
  NET CASH FROM (USED IN) FINANCING
  ACTIVITIES                             (195,984)    5,704,705

                      GALAXY FOODS COMPANY

                                            SIX MONTHS ENDED
                                              SEPTEMBER 30,
                                            1997           1996
                                        (Unaudited)    (Unaudited)

NET INCREASE IN CASH AND
   CASH EQUIVALENTS                         7,593        451,504

CASH AND CASH EQUIVALENTS, BEGINNING
   OF PERIOD                               16,485        127,936

CASH AND CASH EQUIVALENTS, END
   OF PERIOD                            $  24,078      $ 579,440



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

(4)  Inventories
     Inventories are summarized as follows:
                                        SEPTEMBER 30,   MARCH 31,
                                            1997          1997
                                         (unaudited)
     Raw materials                      $1,598,396     $1,136,269
     Finished goods                        967,563        665,975
      Total                             $2,565,959     $1,802,244

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

                         GALAXY FOODS COMPANY

               NOTES TO CONDENSED FINANCIAL STATEMENTS
                             (Continued)

(5)  Net Income (Loss) per Share - Continued
     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS 128"). SFAS 128 establishes new standards for computing and presenting earnings per share ("EPS"). Specifically, SFAS 128 replaces the presentation of primary EPS with a presentation of basic EPS, requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997; earlier application is not permitted. EPS for the quarters ended September 30, 1997 and September 30, 1996 computed under SFAS 128 would not be materially different than previously computed.

 (6) Supplemental Cash Flow Information
     For purposes of the statement of cash flows, all highly liquid investments with a maturity date of three months or less are considered to be cash equivalents. Cash and cash equivalents include checking accounts, money market funds and certificates of deposits.

     For the six months ended September 30,          1997     1996

     Noncash financing and investing activities:
        Consulting and directors fees paid through
          issuance of common stock warrants        39,813    26,469

     Purchase of equipment under capital lease
        option                                         --    26,105

     Warrants issued for consulting services        9,550    57,500

     Cash paid for:
        Interest                                   39,830    16,860

                       GALAXY FOODS COMPANY

              Management's Discussion and Analysis of
           Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Condensed Financial Statements and Notes thereto appearing elsewhere in this report.

The following discussion contains certain forward-looking statements, within the meaning of the "safe-harbor" provisions of the Private Securities Reform Act of 1995, the attainment of which involves various risks and uncertainties. Forward-looking statements may be identified by the use of forward-looking terminology such as "may", "will", "expect", "believe", "estimate", "anticipate", "continue", or similar terms, variations of these terms or the negative of those terms. The Company's actual results may differ materially from those described in these forward-looking statements due to among other factors, competition in the Company's product markets, dependence on suppliers, the Company's manufacturing experience, and production delays or inefficiencies.

The Company is principally engaged in the development, manufacturing and marketing of a variety of healthy cheese and dairy-related products, as well as other cheese alternatives. These healthy cheese and dairy-related products include low or no fat, low or no cholesterol and lactose-free varieties. These products are sold throughout the United States and internationally to customers in the retail, foodservice and industrial markets. The Company's headquarters and manufacturing facilities are located in Orlando, Florida.

Results of Operations

Net Sales decreased 2.0% to $5,031,997 for the quarter ended September 30, 1997, compared to net sales of $5,133,456 for the quarter ended September 30, 1996. Sales for the six months ended September 30, 1997 increased by 28.6% to $10,915,451, compared to $8,488,436 for the same period in fiscal 1997. Sales for the quarter have declined due to a strategic abatement of lower margin foodservice sales during the second quarter of fiscal 1998. Sales for the six month period have improved as the abatement of foodservice sales had not begun until July 1997. Overall, sales by our retail division have been increasing due to the introduction of new products to the retail market and an increase in marketing activities to promote these new products. In addition, there has been an escalation of orders from major retail customers. The Company expects increased sales for the third and fourth quarters as retail sales continue to increase and foodservice sales improve with the introduction of new equipment and product positions.

Cost of Goods Sold were $3,781,453 representing 75.1% of net sales for the quarter ended September 30, 1997, compared with $4,279,885 or 83.4% of net sales for the same period ended September 30, 1996. For the six month period ended September 30, 1997, cost of sales represented 78.3% of sales as compared to 85.2% for the same period in fiscal 1997. The Company was able to improve gross margin by strategically eliminating lower margin foodservice sales and re-balancing the product mix. In addition, the company has been focusing its efforts on production efficiencies to minimize the cost of sales percentage.

Selling expenses were $526,993 for the quarter ended September 30, 1997, compared with $475,122 for the same period ended September 30, 1996, an increase of 10.9%. In addition, selling expenses for the six months ended September 30, 1997 increased 11.9% to $940,190 as compared to $840,079 for the six months ended September 30, 1996. The increase in expenses over the same period a year ago is mainly attributed to an increase in marketing efforts resulting in initial product introduction charges, and increased advertising and brokerage costs associated with the increase in sales volume.

Delivery expenses increased 44.9% to $222,141 for the quarter ended September 30, 1997, compared with $153,293 for the same period ended September 30, 1996. For the six months ended September 30, 1997, delivery expenses increased 62.8% as compared to the same period in fiscal 1997. The significant increase in delivery costs is the direct result of an increase in sales to retail customers across the country and internationally and an increase in delivery costs overall for the industry.

General and Administrative expenses were $336,199 for the quarter ended September 30, 1997, compared with $312,834 for the same period ended September 30, 1996, an increase of 7.5%. In addition, general and administrative expenses for the six months ended September 30, 1997 increased by 11.2% compared with the same period in fiscal 1997. The increase is primarily attributed to increased expenses for consulting services and employee salaries.

Research and Development expenses were $52,388 for the quarter ended September 30, 1997, compared with $47,062 for the quarter ended September 30, 1996, an increase of 11.3%. These expenses were $96,147 for the six months ended September 30, 1997 as compared to $105,603 for the six months ended September 30, 1996. The increase in expenses during the second quarter is due to the introduction and development of several new product positions as well as the development of formulations for the new foodservice equipment.

Other Income and Expenses netted to $12,569 in income for the quarter ended September 30, 1997 as compared to $44,798 for the quarter ended September 30, 1996. During the first two quarters of fiscal 1998, interest expense was increased due to the addition of the line of credit secured by the Company on November 1, 1997. Additionally, during fiscal 1997, the Company held marketable securities which earned interest income; these marketable securities were partially sold during fiscal 1997 and were completely liquidated as of June 30, 1997.

Liquidity and Capital Resources

Operating Activities -- Net cash provided by operating activities was $438,212 for the six months ended September 30, 1997 compared to net cash used of $2,204,826 for the same period in 1996. This change in operating activities is the result of the Company achieving profitability during fiscal 1998 following an improvement in gross margin. In addition, accounts receivable was built up in the prior year as a result of the increase in sales during fiscal 1997.

Investing Activities -- Net cash used in investing activities totaled $234,635 for the six months ended September 30, 1997 compared to net cash used of $3,048,375 for the same period in
1996.   The decline in cash used for investing activities
resulted from the purchase of marketable securities with cash reserves from financing activities in the first quarter of fiscal 1997 and the subsequent sale of these securities during fiscal 1997 and in the first quarter of fiscal 1998. As of September 30, 1997, all marketable securities had been sold by the Company.

Financing Activities -- Net cash used in financing activities was $195,984 for the six months ended September 30, 1997 compared to net cash provided by financing activities of $5,704,705 for the same period in 1996.

On April 16, 1996, the Company completed a private placement of 1,337,524 shares of the Company's common stock at an aggregate price of $2,000,000, and 4,000 shares of the Company's convertible preferred stock at an aggregate price of $4,000,000.

On November 1, 1996, the Company secured a $2 million line of credit with Finova Capital Corporation with interest at the prime rate plus two percent. At September 30, 1997, the balance outstanding under this line of credit agreement was $1,121,736.

On June 27, 1997, the Company secured a $1.5 million Purchase Money Machinery and Equipment Accommodation with Finova Capital Corporation to finance the acquisition of certain production equipment. The agreement calls for interest at the prime rate plus two percent. As of September 30, 1997, the balance outstanding under this agreement was $1,208,632.

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
            Employee  Director Stock Option Plan (Filed as  Exhibit
            10.29 on Form 10-KSB for fiscal year ended March 31, 1997, and incorporated herein by reference.)

*10.30      1996 Stock Plan (Filed as Exhibit 10.30 on Form 10-
            KSB   for  fiscal  year  ended  March  31,  1997, and
            incorporated herein by reference.)



* Previously filed

Exhibit No  Exhibit Description

*10.31      Line  of  Credit  Agreement with Finova  Financial
            Services (Filed as Exhibit 10.31 on Form 10-KSB for fiscal year ended March 31, 1997, and incorporated herein by reference.)

*10.32      Second  Amendment  to the Lease Agreement  between
            ANCO Company and the Company dated as April 1, 1994 (Filed as Exhibit 10.32 on Form 10-KSB for fiscal year ended March 31, 1997, and incorporated herein by reference.)

*10.33 Purchase Money Accommodation for the Purchase of Specific Equipment with FINOVA Financial Services (Filed as exhibit 10.33 on Form 10-QSB for quarter ended June 30, 1997, and incorporated herein by reference.)

27          Financial Data Schedule (Filed herewith.)


Reports on Form 8-K

            No reports on Form 8-K were filed during the three or six months ended September 30, 1997.



* - Previously filed

                           SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.











                              GALAXY FOODS COMPANY




Date: October 24, 1997        /s/ Angelo S. Morini
                              Angelo S. Morini
                              Chairman and President
                              (Principal Executive Officer)






Date:  October 24, 1997       /s/ Cynthia L. Hunter
                              Cynthia L. Hunter, CPA
                              Chief Financial Officer
                              (Principal Financial and
                              Accounting Officer)