Form 10QSB
period 1997-12-31
GALAXY FOODS CO
filed 1998-01-28
CIK 819527

FORM 10-QSB

     SECURITIES AND EXCHANGE COMMISSION
          Washington, D.C.  20549


_________________________________________________________________


[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF
	   THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended December 31, 1997




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


On December 31, 1997, there were 61,619,060 shares of Common
Stock $.01 par value per share, outstanding.

                     GALAXY FOODS COMPANY

                     Index to Form 10-QSB
             For Quarter Ended December 31, 1997


                                                      	PAGE NO.

PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Condensed Balance Sheets                                  	3
		Condensed Statements of Operations	                        4
		Condensed Statements of Stockholders' Equity	              5
		Condensed Statements of Cash Flows	                      6-7
		Notes to Condensed Financial Statements	                 8-9

	Item 2.	Management's Discussion and Analysis of
			Financial Condition and Results of Operations 	       10-12



PART II.	OTHER INFORMATION

	Item 6.	Exhibits and Reports on Form 8-K               	13-16


SIGNATURES	                                                 17

                   PART I.  FINANCIAL INFORMATION

                        GALAXY FOODS COMPANY

                      CONDENSED BALANCE SHEETS



                                                 	DECEMBER 31,    MARCH 31,
		                                                   1997	        		1997
                                                  (Unaudited)
                                       ASSETS

CURRENT ASSETS:
	Cash and cash equivalents	                         $	19,378      	$	16,485
	Marketable securities	                                  	--	      	298,671
	Trade receivables, net  	                        	2,470,375    		1,631,268
	Inventories	                                     	2,387,785    		1,802,244
	Prepaid expenses		                                  410,435       	346,082
		Total current assets		                           5,287,973	    	4,094,750

PROPERTY & EQUIPMENT, NET                       		10,484,613    		8,186,009

OTHER ASSETS		                                        98,564	      	211,687
				TOTAL                                      	$	15,871,150	  $	12,492,446


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
	Line of credit                                 $ 3,021,626	    $	1,370,953
	Accounts payable - trade		                       1,795,326         449,227
	Accrued liabilities	 	                             382,658	       	418,968
	Current portion of obligations
    under capital leases		                           22,434         	24,396
			Total current liabilities	                    	5,222,044       2,263,544

OBLIGATIONS UNDER CAPITAL LEASES,
	less current portion	                              	13,639         	32,668
			Total liabilities		                            5,235,683     		2,296,212

COMMITMENTS AND CONTINGENCIES                          		--	            	--

STOCKHOLDERS' EQUITY:

	Convertible preferred stock                           		--	            	26
	Common stock	                                     	616,191       		571,282
	Additional paid-in capital                    		45,827,684	    	45,780,462
	Accumulated deficit                           	(23,036,208)   	(23,383,336)
				                                           		23,407,667	    	22,968,434
	Less:  Notes receivable arising from
   the exercise of stock options and
   sale of common stock                         	12,772,200    		12,772,200
			Total stockholders' equity                  		10,635,467	     10,196,234
				TOTAL                                     	$	15,871,150   	$	12,492,446


           See accompanying notes to condensed financial statements.

                          GALAXY FOODS COMPANY

                  CONDENSED STATEMENTS OF OPERATIONS

                              	THREE MONTHS ENDED       	NINE MONTHS ENDED
                                 		DECEMBER 31,		          	DECEMBER 31,
                                 		(unaudited)		           	(unaudited)
           	                   	1997		      	1996		     	1997	      		1996

NET SALES                  	$	4,568,397	$	4,376,126	$	15,483,848	$	12,864,562

COST OF GOODS SOLD	          	3,238,034 		3,842,937 		11,789,444 		11,074,438
	Gross Margin                	1,330,363   		533,189	  	3,694,404	  	1,790,124

OPERATING EXPENSES:
	Selling                     			622,390	   	564,895   	1,562,580	  	1,404,974
	Delivery	                    		224,254	   	186,305     	664,121    		456,574
	General and administrative   		243,579   		316,035	    	965,544	    	965,082
	Research and development	      	18,816	    	48,350    		114,963	    	153,953
		Total                     		1,109,039 		1,115,585   	3,307,208	  	2,980,583

OPERATING INCOME (LOSS)	       	221,324	  	(582,396)   		387,196 		(1,190,459)

OTHER INCOME (EXPENSE):
	Interest expense	             	(25,297)   		(7,700)	   	(65,127)	   	(17,581)
	Interest income                		2,197    		17,242      		4,744	    	100,910
	Other income                     		391	    	(2,268)    		20,315	      	2,833
		Total                       		(22,709)    		7,274	    	(40,068)    		86,162

NET INCOME (LOSS)	             	198,615	  	(575,122)   		347,128	 	(1,104,297)

PREFERRED STOCK DIVIDENDS          		--	        	--	         	--	 	(1,594,406)*

NET INCOME (LOSS) APPLICABLE
	TO COMMON STOCK             	$	198,615	 $	(575,122)  	$	347,128	$	(2,698,703)*

NET INCOME (LOSS) PER
	COMMON SHARE	                $     	-- 	$    	(.02)  	$     .01	$       (.08)*

WEIGHTED AVERAGE COMMON
	SHARES OUTSTANDING        		63,429,730 	35,114,929 		62,997,802			34,574,224



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

                             GALAXY FOODS COMPANY

                  CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY


                        Common Stock      Preferred Stock  Additional                    Notes
Rec &
                                  Par                Par    Paid-In      Accumulated      Subs.
for
                      Shares     Value     Shares   Value   Capital        Deficit      Common
Stock        Total


Balance at March 31,
1996, as restated   53,421,848 $ 534,218      -- $    -- $ 38,582,938* $ (19,052,270)
$(12,796,200)  $  7,268,686

Exercise of options     96,166       962      --      --       47,321             --
--         48,283

Exercise of warrants   215,000     2,150      --      --      120,163             --
--        122,313

Issuance of common stock
under employee stock
purchase plan           91,879       919      --      --       86,681             --
--         87,600

Collection of note
receivable                  --        --      --      --           --             --
24,000         24,000

Issuance of common
stock through Reg D
offering             1,337,524    13,375      --      --    1,846,096             --
--      1,859,471

Issuance of convertible
preferred stock through
Reg D offering              --        --   4,000      40    3,733,901             --
--      3,733,941

Conversion of
preferred stock into
common stock         1,965,824    19,658  (1,443)    (14)     (19,644)            --
--             --

Issuance and revaluation
of warrants                 --        --      --      --     (211,400)            --
--       (211,400)

Preferred stock
dividend                    --        --      --      --    1,594,406     (1,594,406)
--             --

Net loss                    --        --      --      --           --     (2,736,660)
--     (2,736,660)

Balance at
March 31, 1997      57,128,241 $ 571,282   2,557  $   26 $ 45,780,462  $ (23,383,336)
$(12,772,200)  $ 10,196,234

Exercise of options    114,100     1,141      --      --       56,143             --
--         57,284

Conversion of
preferred stock
into common stock    4,352,776    43,528  (2,557)    (26)     (43,502)            --
--             --

Issuance of warrants        --        --      --      --        9,550             --
--          9,550

Refund of stock
issuance costs              --        --      --      --        8,750             --
--          8,750

Issuance of common stock
under Employee stock
purchase plan           23,943       240      --      --       16,281             --
--         16,521

Net income                  --        --      --      --           --        347,128
--        347,128

Balance
Dec. 30, 1997       61,619,060 $ 616,191      --  $   -- $ 45,827,684  $ (23,036,208)  $
(12,772,200)  $ 10,635,467

* Amounts have been restated to reflect a stock dividend on preferred stock which is convertible at a discount from market value at the date of issuance (See Note 3).

        See accompanying notes to condensed financial statements.

                        GALAXY FOODS COMPANY

                CONDENSED STATEMENTS OF CASH FLOWS


                                    	              	NINE MONTHS ENDED
                                                      		DECEMBER 31,
                                                  1997              1996
                                            			(Unaudited)       (Unaudited)

CASH FLOWS FROM/(USED IN) OPERATING
   ACTIVITIES:
	Net Income (Loss)                            	 $	347,128     	$	(1,104,297)

   ADJUSTMENTS TO RECONCILE NET INCOME
   (LOSS) TO NET CASH PROVIDED BY (USED IN)
   OPERATING ACTIVITIES:
	Depreciation expense	                           	484,451	         	297,032
	(Gain) loss on sale of assets		                   (1,329)          		4,877
	Consulting and director fee expense paid
   through issuance of common stock warrants	    	122,673           		5,236
	(Increase) decrease in:
	  Trade receivables	                           	(839,107)       		(906,450)
	  Inventories	                                 	(585,541)      	(1,214,911)
	  Prepaid expenses                             		(64,353)	       	(149,885)
	Increase (decrease) in:
	  Accounts payable                           		1,346,099         		(43,282)
	  Accrued liabilities	                          	(36,310)            		629
 	NET CASH PROVIDED BY (USED IN)
 	OPERATING ACTIVITIES	                          	773,711	      	(3,111,051)

CASH FLOWS FROM/(USED IN) INVESTING
   ACTIVITIES:
	Purchase of marketable securities	                   	--         	(491,480)
	Purchase of property and equipment          		(1,336,493)	     	(2,574,258)
	Sale of property and equipment                      		--         			22,500
	Increase in other assets	                            	--	        		(36,343)
	Sale of marketable securities	                  	300,000             			--
	NET CASH USED IN INVESTING
	ACTIVITIES                                  		(1,036,493)      	(3,079,581)

CASH FLOWS FROM/(USED IN) FINANCING
   ACTIVITIES:
	Borrowings on line of credit	                	14,757,312		        	96,559
	Repayments on line of credit               		(14,553,201)	           		--
      Book overdraft                                 		--		       	269,020
	Principal payments on note payable                  		--	       		(63,451)
	Principal payments on capital lease obligations		(20,991)       		(50,197)
	Proceeds from issuance of common stock, net 	    	16,521       	1,928,811
	Proceeds from issuance of convertible preferred
	  stock, net of offering costs	                      	--		     	3,733,941
	Proceeds from exercise of common stock options		  57,284		        	39,283
	Proceeds from exercise of common stock warrants		     --         	103,719
	Refund of stock issuance costs	                   	8,750	            		--
	Collection of note receivable for common stock      		--           24,000
	NET CASH FROM FINANCING
	ACTIVITIES	                                     	265,675	      	6,081,685

                             GALAXY FOODS COMPANY

                                                    	NINE MONTHS ENDED
                                                       	DECEMBER 31,
			                                                1997		           1996
                                            			(Unaudited)     	(Unaudited)

NET INCREASE IN CASH AND CASH EQUIVALENTS         		2,893	       	(108,947)

CASH AND CASH EQUIVALENTS, BEGINNING
   OF PERIOD                                     		16,485		       	127,936

CASH AND CASH EQUIVALENTS, END
   OF PERIOD	                                    $	19,378       	$		18,989



























See accompanying notes to condensed financial statements.

                       GALAXY FOODS COMPANY

             NOTES TO CONDENSED FINANCIAL STATEMENTS


(1)	Management Representation
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

(4)	Inventories
Inventories are summarized as follows:
                                   	DECEMBER 31,        	MARCH 31,
                                      		1997            			1997
	                                  	(unaudited)
	Raw materials	                     $	1,444,316       	$	1,136,269
	Finished goods	                       	943,469	          	665,975
		Total                            	$	2,387,785       	$	1,802,244


(5)	Net Income (Loss) per Share
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
In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS 128"). SFAS 128 establishes new standards for computing and presenting earnings per share ("EPS"). Specifically, SFAS 128 replaces the presentation of primary EPS with a presentation of basic EPS, requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997; earlier application is not permitted. EPS for the quarters ended December 31, 1997 and December 31, 1996 computed under SFAS 128 would not be materially different than previously computed.

(6)	Supplemental Cash Flow Information
For purposes of the statement of cash flows, all highly liquid investments with a maturity date of three months or less are considered to be cash equivalents. Cash and cash equivalents include checking accounts, money market funds and certificates of deposits.

For the nine months ended December 31,								        1997  	      1996

Noncash financing and investing activities:
	Consulting and directors fees paid through
   issuance of common stock warrants	               122,673          	--

Purchase of equipment under capital lease option        	--      	26,105

Warrants issued for consulting services	              9,550     	251,750

Cash paid for:
	Interest                                           	39,830      	24,560

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

The Company has conducted a comprehensive review of its computer systems to identify systems that could be affected by the "Year 2000" issue and has developed an implementation plan to resolve the issue. The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations if not appropriately addressed. The Company presently believes that, with modifications to existing software and by converting to new software, the Year 2000 problem will not pose significant operational problems for the Company's computer systems as so modified and converted.

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

Results of Operations

Net Sales increased 4.4% to $4,568,397 for the quarter ended December 31, 1997, compared to net sales of $4,376,126 for the quarter ended December 31, 1996. Sales for the nine months ended December 31, 1997 increased by 20.4% to $15,483,848, compared to $12,864,562 for the same period in fiscal 1997. Sales for the quarter have increased due to the introduction of new products to the retail market and an increase in marketing activities to promote these new products. In addition, there has been an escalation of orders from major retail customers. The Company expects increased sales for the fourth quarter as retail sales continue to increase and foodservice sales improve with the introduction of new equipment and product positions.

Cost of Goods Sold were $3,238,034 representing 70.9% of net sales for the quarter ended December 31, 1997, compared with $3,842,937 or 87.8% of net sales for the same period ended December 31, 1996. For the nine month period ended December 31, 1997, cost of sales represented 76.1% of sales as compared to 86.1% for the same period in fiscal 1997. The Company was able to improve gross margin by strategically eliminating selected lower margin foodservice sales and re-balancing the product mix. In addition, the company has been focusing its efforts on production efficiencies to minimize the cost of sales percentage.

Selling expenses were $622,390 for the quarter ended December 31, 1997, compared with $564,895 for the same period ended December 31, 1996, an increase of 10.2%. In addition, selling expenses for the nine months ended December 31, 1997 increased 11.2% to $1,562,580 as compared to $1,404,974 for the nine months ended December 31, 1996. The increase in expenses over the same period a year ago is mainly attributed to the increase in sales, an increase in marketing efforts resulting in initial product introduction charges, and increased advertising and brokerage costs associated with the increase in sales volume.

Delivery expenses increased 20.4% to $224,254 for the quarter ended December 31, 1997, compared with $186,305 for the same period ended December 31, 1996. For the nine months ended December 31, 1997, delivery expenses increased 45.5% as compared to the same period in fiscal 1997. The significant increase in delivery costs is the direct result of an increase in sales to retail customers across the country and internationally and an increase in delivery costs overall for the industry.

General and Administrative expenses were $243,579 for the quarter ended December 31, 1997, compared with $316,035 for the same period ended December 31, 1996, a decrease of 22.9%. Conversely, general and administrative expenses for the nine months ended September 30, 1997 increased by $462 compared with the same period in fiscal 1997. The decrease for the quarter ended December 31, 1997 is attributable to a reduction in general and administrative costs in an effort to bolster profitability as well as the capitalization of certain expenses related to the design and installation of the new foodservice equipment.

Research and Development expenses were $18,816 for the quarter ended December 31, 1997, compared with $48,350 for the quarter ended December 31, 1996, a decrease of 61.1%. These expenses were $114,963 for the nine months ended December 31, 1997 as compared to $153,953 for the nine months ended December 31, 1996. The decrease in expenses during the third quarter is due to the capitalization of development costs associated with the new foodservice product positions.

Other Income and Expenses netted to $22,709 in expense for the quarter ended December 31, 1997 as compared to $7,274 in income for the quarter ended December 31, 1996. During the first three quarters of fiscal 1998, interest expense was increased due to the addition of the line of credit secured by the Company on November 1, 1997. Additionally, during fiscal 1997, the Company held marketable securities which earned interest income; these marketable securities were partially sold during fiscal 1997 and were completely liquidated as of June 30, 1997.

Liquidity and Capital Resources

Operating Activities -- Net cash provided by operating activities was $773,711 for the nine months ended December 31, 1997 compared to net cash used of $3,111,051 for the same period in fiscal 1997. This change in operating activities is the result of the Company achieving profitability during fiscal 1998 following an improvement in gross margin.

Investing Activities -- Net cash used in investing activities totaled $1,036,493 for the nine months ended December 31, 1997 compared to net cash used of $3,079,581 for the same period in
fiscal 1997.   The decline in cash used for investing activities
resulted from the purchase of marketable securities with cash reserves from financing activities in the first quarter of fiscal 1997 and the subsequent sale of these securities during fiscal 1997 and in the first quarter of fiscal 1998. As of December 31, 1997, all marketable securities had been sold by the Company. In addition, purchases of property and equipment were higher in fiscal 1997 as a result of the introduction of new equipment for the retail line.

Financing Activities -- Net cash provided by financing activities was $265,675 for the nine months ended December 31, 1997 compared to $6,081,685 for the same period in 1996.

On April 16, 1996, the Company completed a private placement of 1,337,524 shares of the Company's common stock at an aggregate price of $2,000,000, and 4,000 shares of the Company's convertible preferred stock at an aggregate price of $4,000,000.

On November 1, 1996, the Company secured a $2 million line of credit with Finova Capital Corporation with interest at the prime rate plus two percent. At December 31, 1997, the balance outstanding under this line of credit agreement was $1,575,064.

On June 27, 1997, the Company secured a $1.5 million Purchase Money Machinery and Equipment Accommodation with Finova Capital Corporation to finance the acquisition of certain production equipment. The agreement calls for interest at the prime rate plus two percent. As of December 31, 1997, the balance outstanding under this agreement was $1,446,562.

                PART II.  OTHER INFORMATION

                   GALAXY FOODS COMPANY


ITEM 6.	Exhibits and Reports on Form 8-K

The following exhibits are filed as part of this Form 10-QSB.

Exhibit                 Exhibit Description
  No.

*3.1			Certificate of Incorporation of the Company, as amended
       (Filed as Exhibit 3.1 to the Company's Registration
       Statement on Form S-18, No. 33-15893-NY, incorporated herein by reference.)

*3.2			Amendment to Certificate of Incorporation of the
       Company, filed on February 24, 1992 (Filed as Exhibit
       4(b) to the Company's Registration Statement on Form S-
       8, No. 33-46167, incorporated herein by reference.)

*3.3			By-laws of the Company, as amended (Filed as Exhibit
       3.2 to the Company's Registration Statement on Form S-
       18, No. 33-15893-NY, incorporated herein by reference.)

*3.4			Amendment to Certificate of Incorporation of the
       Company, filed on January 19, 1994 (Filed as Exhibit
       3.4 to the Company's Registration Statement on Form SB-
       2, No. 33-80418, and incorporated herein by reference.)

 *3.5		Amendment to Certificate of Incorporation of the
       Company, filed on July 11, 1995 (Filed as Exhibit 3.5 on Form 10-KSB for fiscal year ended March 31, 1996, and incorporated herein by reference.)

 *3.6		Amendment to Certificate of Incorporation of the
       Company, filed on January 31, 1996 (Filed as Exhibit
       3.6 on Form 10-KSB for fiscal year ended March 31, 1996, and incorporated herein by reference.)

*10.1		1987 Stock Plan of the Company, as amended (Filed as
       Exhibit 4(d) to the Company's Registration Statement on
       Form S-8, No. 33-46167, incorporated herein by reference.)

*10.2		Form of Non-Qualified Stock Option Agreement between
       the Company and certain directors (Filed as Exhibit 10
       (n) to the Company's Report on Form 10-KSB for fiscal year ended March 31, 1988, and incorporated herein by reference.)

*10.3		Form of Incentive Stock Option Agreement issued
       pursuant to the Company's 1987 Stock Plan (Filed as
       Exhibit 10 (o) to the Company's Report on Form 10-KSB for fiscal year ended March 31, 1988, and incorporated herein by reference.)

*10.4		1991 Non-Employee Director Stock Option Plan of the
       Company (Filed as Exhibit 4 (g) to the Company's
       Registration Statement on Form S-8, No. 33-46167, incorporated herein by reference.)

*10.5		1991 Employee Stock Purchase Plan of the Company
       (Filed as Exhibit 4 (h) to the Company's Registration
       Statement on Form S-8, No. 33-46167, incorporated herein by reference.)

* Previously filed

Exhibit             No	Exhibit Description
  No.
*10.6		Lease Agreement between ANCO Company and Company
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



* Previously file

Exhibit                Exhibit Description
  No.
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


Reports on Form 8-K

No reports on Form 8-K were filed during the three or nine months ended December 31, 1997.



* - Previously filed

                       SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.








	                                 GALAXY FOODS COMPANY



Date: January 28, 1998 	          /s/Angelo S. Morini
                                 	Angelo S. Morini
                                 	Chairman and President
                                	(Principal Executive Officer)




Date:  January 28, 1998	          /s/Cynthia L. Hunter
                                 	Cynthia L. Hunter, CPA
                                 	Chief Financial Officer
                                	(Principal Financial and
                                 	Accounting Officer)