Form 10KSB
period 1998-03-31
GALAXY FOODS CO
filed 1998-06-30
CIK 819527

____________________________________________________________________________
                                                                        1998
                   U. S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                   FORM 10-KSB

                   ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For The Fiscal Year Ended March 31, 1998

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
		No _____

Check if a disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year.  $ 20,552,782

The aggregate market value of the voting stock held by non-affiliates as of June 15, 1998 was $29,485,500 based on the closing sales price of $ 0.81 per share on such date.

The number of shares outstanding of Galaxy Foods Company's Common Stock as of June 15, 1998 was 61,717,051.

DOCUMENTS INCORPORATED BY REFERENCE:  None

Transitional Small Business Disclosure Format.  Yes ______		No    X

PART I

Item 1.  Description of Business.

GENERAL

Galaxy Foods Company (the "Company") was originally organized in Pennsylvania in 1980 under the name "Galaxy Cheese Company," and was subsequently reincorporated in Delaware in 1987. After relocating to Orlando, Florida, the Company formal-ly changed its name to "Galaxy Foods Company." The Company is principally engaged in developing, manufacturing and marketing of a variety of healthy cheese and dairy related products, as well as other cheese alternatives. The healthy cheese and dairy related products, sold under the Company's Veggie Slices, Veggy Singles, formagg, Soyco, and Soymage brand names, are low or no fat, low or no cholesterol and lactose (milk sugar) free, vitamin and mineral enriched, and contain one-third fewer calories and more calcium than conven-tional cheese. These healthy cheese and dairy related products have the flavor, appearance and texture of conventional cheeses and products that use conven-tional cheeses, and are nutritionally equal or superior to such cheeses and products. Some of the Company's cheese alternatives have either no or low cholesterol but are not nutritionally equivalent or superior to conventional cheeses. The Company also manufactures and markets non-branded and private label process and blended cheese products, as well as branded soy-based, rice-based and non-dairy cheese products. Most of these products are made using the Company's formulas and processes, which are believed to be proprietary, and the Company's state-of-the-art manufacturing equipment.

In June 1992, the Company relocated to Orlando, Florida and began production and shipment of its products directly from its Orlando plant to customers in each of the Company's three principal markets--retail stores, such as super-market chains and health food stores; food service operations, such as restaurant chains, cafeterias, hospitals and schools; and industrial food manu-facturers of products such as frozen pizza and desserts.

The Company's sales effort is primarily directed to retailers, to take advantage of what it perceives to be an increased consumer emphasis on nutrition by offering a diverse line of low and no fat, low and no cholesterol and no lactose cheese products. These include individually wrapped cheese slices, shredded cheeses, grated toppings, deli cheeses, and soft cheeses like sour cream, cream cheese and cheese sauces. The Company also markets the Lite Bakery line of products which uses formagg , a product described below, as a base ingredient. This line includes bakery mixes for use by commercial and in-store bakeries to produce pies, icings, and cheesecakes utilizing formagg. The mixes also substitute other healthy ingredients to reduce or eliminate cholesterol, fat, lactose, sodium, and excessive calories associated with traditional bakery products.

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

PRODUCTS

The Company's products include the following:

formagg Cheese Products -- the Company's flagship line of vitamin and mineral enriched cheese products sold under the brand names "Veggie Slices" and "formagg," which contain all of the characteristics of conventional cheeses but have low or no fat, low or no cholesterol, no lactose, and one-third fewer calories and more calcium than conventional cheeses.

The formagg line includes more than 30 varieties of cheese products in many flavors and forms including hard, semi-hard, and soft cheese products and cheese sauces.

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

The characteristics of the Company's products vary according to the specific requirements of individual customers within each market. In the retail market, the Company's products are formulated to meet the health concerns of today's consumers. In the industrial food manufacturing and food service markets, the Company's products are made according to the customer's specifications as to color, texture, shred, melt, cohesiveness, stretch, browning, fat retention, and protein, vitamin and mineral content. The Company's products are manufactured in various forms, including individual slices, grated, shredded, salad toppings, deli loaves, and multi-pound blocks and are available in several flavors, including, but not limited to mozzarella, pepper jack, cheddar, American, parmesan and Swiss.

DISTRIBUTION METHODS

The Company currently distributes all of its products by common carrier and customer pick-up. The Company does not have any warehousing arrangements; therefore, all products are shipped from the Company's manufacturing facility in Orlando, Florida.

MANUFACTURING PROCESS
Most of the Company's products are made using the Company's formulas, processes and manufacturing equipment, from four principal ingredients: casein, a pure skim milk protein (instead of liquid milk which is used to make conventional cheeses); soybean and canola oil; water; and natural flavorings. The Company's Soymage( products are also made using the Company's formulas, processes and manufacturing equipment from these principal ingredients, except that Soymage( does not contain casein. All of these products are produced at a temperature above that required for pasteurization. The Company's formulas and processes were designed and developed by the Company's Chief Executive Officer, Angelo S. Morini. The rights to these formulas, processes and equipment have been assigned by Mr. Morini to the Company. Unlike the conventional cheese process, the production of the Company's products does not require the costly and time-consuming use of bacteria to curdle milk, nor does it require removal of whey or product curing.

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

CAPITAL EXPENDITURES

During the fiscal years ended March 31, 1998 and 1997, the Company's capital expenditures were approximately $1,705,000 and $3,355,000, respectively. This included capitalized interest of $234,772 during fiscal 1998. The substantial capital expenditures for fiscal 1998 and 1997 were primarily due to the purchase of several large items of production equipment.

SALES AND MARKETING
In the retail market, the Company markets its healthy formagg, Veggie, Soyco and Soymage products to supermarkets, club stores and health food stores. The Company believes its healthy products appeal to a wide range of consumers interested in lower fat, lower cholesterol, lactose free products and other nutraceutical ingredients found in these products and that this market will continue to expand. These products are sold through distributors and directly to customers by in-house and territory sales managers and a nationwide network of non-exclusive commission brokers. The Company uses conventional marketing and public relations techniques for market introductions such as promotional allowances and events, in-store consumer sampling, print advertising and television.

In the food service market, the Company promotes its healthy formagg cheese products as well as lower cost cheese alternatives. In marketing its formagg line of products to food service customers, the Company emphasizes that formagg tastes like conventional cheese and has no or low fat, low or no cholesterol, no lactose and more calcium than conventional cheeses. The Company also promotes its food service products on the basis of their considerably longer shelf life and microbiologically safer profile than conventional cheeses. In both the foodservice and industrial markets, the Company sells directly to its customers. In the food service market, the Company utilizes both its in-house sales staff, territory managers and a nationwide network of nonexclusive commission brokers to sell the Company's products.

SUPPLIERS

The Company purchases the ingredients used in its manufacturing operations, i.e., casein, soybean and canola oil, enzymes and other ingredients, from several sources, and it believes that all of these ingredients are readily available from numerous suppliers. Due to more cost effective conditions in other countries, suppliers from such countries are often able to supply casein
at prices lower than domestic suppliers.   Accordingly, the Company currently
purchases its major ingredient, casein, from foreign suppliers. Because casein purchased by the Company is imported, its availability is subject to a variety of factors, including federal import regulations. The Company believes that it could obtain casein at a higher cost from domestic sources if the foreign supply of casein were reduced or terminated.

For the fiscal years ended March 31, 1998 and 1997, the Company purchased $4,757,744 and $3,614,421, respectively, of casein, the principal raw material used to manufacture the Company's products. The following table sets forth the name of each supplier along with the percentage they supplied this ingredient which either alone, or together with their affiliates, provided 5% or more of such items to the Company, based on dollar volume purchased.

                                          Percentage of Raw Material Purchases
							                                         Fiscal Year Ended March 31,
Type of Raw Material			Name of Supplier		          	 1998	       	1997

Casein	                Besnier-Scerma U.S.A.         	48%	         70%
                      	Avonmore Food Products Ltd.	   22%         	18%
                      	Rely France International     	17%	         --
                      	Irish Dairy Board              	8%          	9%

PRODUCT DEVELOPMENT

The Company conducts ongoing research to develop new varieties of cheese, dessert products and dairy related products, in addition to developing new flavors and customized formulations for existing products. For the fiscal years ended March 31, 1998 and 1997, expenditures for product development were $129,068 and $204,126, respectively. None of the research and development costs are directly borne by the customer, instead they are considered part of operating expenses.

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

Mark	                           Country	                  Renewal Date
formagg                         Canada	                   March 1, 2000
                               	France                   	June 6, 2004
                               	Japan	                    August 31, 2004
                               	United States            	October 9, 2004
                               	Ireland	                  April 25, 2005
                               	United Kingdom	           April 25, 2005
             	                  Israel	                   December 16, 2007
	                               Greece	                   October 3, 2004
Lite Bakery & Design           	United States	            September 19, 2009
Labella's & Design             	United States            	October 9, 2004
Soyco                          	United States            	January 12, 2003
Soyco & Design                 	United States	            August 17, 2003
Soymage                        	United States            	January 5, 2003
Veggy Singles                  	United States            	February 27, 2007
Lite "n" Less                  	United States	            (1)
Health Value Foods             	United States            	(1)
Soy Singles                    	United States            	(1)
Veggie Milk	                    United States            	(1)
Wholesome Valley               	United States	            (1)

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

MARKETS AND CUSTOMERS

The Company sells to customers in approximately 40 states and 20 international countries. International sales are less than 10% of total sales. The only principal customer of the Company is Foodservice Purchasing Co-op, a food distributor with principal offices located in Louisville, Kentucky.
For the fiscal years ended March 31, 1998 and 1997, the Company had net sales of $20,552,782 and $17,171,496, respectively. The following table sets forth the name of each customer of the Company, which either alone, or together with its affiliates, accounted for 5% or more of the Company's sales for the fiscal years ended March 31, 1998 or 1997:

                                        	Percentage of Sales
			                                  Fiscal Year Ended March 31,
Customer Name				                 					  1998	       		  1997

Foodservice Purchasing Co-op           	10.1%          	34.0%
H.E. Butt Grocery	                       4.3%	           6.9%

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

In both the food service and industrial markets, the Company markets its more expensive premium products to customers who place importance on nutrition and its less expensive branded, nonbranded and private label substitute and conventional-type cheese products to customers whose primary consideration is cost. The food service products are primarily sold to distributors who supply food to restaurants, schools and hospitals. The Company also markets its products directly to large national restaurant chains.

In the industrial market, the Company sells its products to industrial manufacturers whose food products, such as pizza, frozen foods, salad dressings, cheese dips and spreads, potato and vegetable toppings, and baked goods (such as crackers and croutons), ordinarily contain cheese as an ingredient.

The following chart sets forth the percentage of sales that the industrial, food service and retail markets represented for the fiscal years ended March 31, 1998 and 1997:

                                         	Percentage of Sales
				                                   Fiscal Years Ended March 31,
Category				                 						       1998	           1997

Retail sales                              	79%            	52%
Food service sales	                        20%            	45%
Industrial sales	                           1%             	3%

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

The Company's facility and manufacturing processes are subject to inspection by the Florida Department of Health. The Company received its Annual Food Permit from that bureau for 1998.

The Company believes that it is in compliance in all material respects with governmental regulations regarding its current products and has obtained the necessary government permits, licenses, qualifications, and approvals which are required for its operations.

ENVIRONMENTAL REGULATION

The Company is required to comply with environmental regulations in connection with the development of its products and the operation of its business. It spent approximately $15,000 and $12,000 during the fiscal years ended March 31, 1998 and 1997 respectively, in environmental related compliance, mainly concerning the disposal of corrugated packaging.

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

The Company believes it has the most complete line of cheese products in the industry having healthy characteristics such as low or no fat, low or no cholesterol, no lactose and no artificial colorings or flavorings. The Company further believes that the most important competitive factors in the Company's markets are product appearance, taste, nutritional value and price. The Company believes its products excel in these areas. Among the Company's competitors in the cheese industry are national and regional manufacturer of conventional and imitation cheeses, such as Kraft (which produces products under the Kraft Free label), Borden's, and ConAgra (which produces products under the Healthy Choice label). Each of these competitors are well established and have substantially greater marketing, financial and human resources than the Company. However, management believes the competitors' current products do not have all of the healthy characteristics that the Company's branded products possess (i.e. low and no fat, low or no cholesterol, no lactose and no artificial colorings or flavorings). Competitors may succeed in developing similar or enhanced products and because of greater resources, these competitors may prove more successful in marketing and selling such products. There can be no assurance that the Company will be able to compete successfully with any of these companies or achieve a greater market share.

EMPLOYEES

As of June 15, 1998, the Company had a total of 141 employees, all of whom were full-time employees. In addition, the Company also utilizes other personnel through employee leasing companies and temporary contract arrangements. The Company considers its relations with employees to be satisfactory. No employee is a member of a trade union.

Item 2.  Description of Property.

The Company's headquarters, sales offices, manufacturing, warehouse, and research and development facilities occupy approximately 56,000 square feet situated in Orlando, Florida. The Company's facilities are comprised of approximately 8,500 square feet in office space, approximately 31,897 square feet of dock-height, air-conditioned manufacturing space, and a cooler of approximately 15,000 square feet, which are situated on 2.4 acres of a 5.2 acre site in an industrial park. The Company entered into a lease agreement with Anco Company, a Florida general partnership, on November 13, 1991. The initial term of the lease was for a five-year period which expired on November 13, 1996. On November 13, 1996, the lease was renewed for an additional five-year period expiring on November 12, 2001. The original lease provided for fixed rental payments of $20,799 per month through the end of the initial five-year lease term which expired on November 13, 1996. The five-year renewal period provides for fixed rental payments of $23,919 per month through the end of the renewal period. After the completion of the renewal period, there are no limitations on the rent increase that may be charged by the landlord in any further renewal periods. If the parties are unable to agree upon a rental increase for any renewal period, then the lease shall terminate as of the expiration of the last agreed upon period. The Company has a right of first refusal to purchase or lease the remaining 2.8 acres upon 20 days notice to the landlord in the event that the landlord elects to sell or lease such remaining land. The lease is a "triple net" lease which means that the Company is responsible for all taxes, insurance, maintenance and repair of the facilities, in addition to rental payments. The Company's manufacturing facility is capable of producing approximately 350 million pounds of cheese and dairy related products per year. The Company believes the capacity of production at the plant should be more than adequate to cover the estimated growth of the Company for the next three to five years. Management believes that the Company's properties are adequately covered by casualty insurance.

The Company produces all of its products at this Orlando plant. Based on the results for the fiscal years ended March 31, 1998 and 1997, the Company's plant is producing approximately 8.5 and 7.3 million pounds of cheese products, respectively, on an annualized basis, which is approximately 2.4% and 4.7%, respectively, of plant capacity. The Company has production equipment for mixing, blending, cooking and heating ingredients, cold storage areas for cooling finished goods, and several warehouse areas where ingredients are stored. The Company owns and leases equipment for production, shredding, dicing, slicing, chopping, grating, packaging and labeling of its products. The Company believes that its facilities are adequate to meet current requirements, and that suitable additional space is available as needed to accommodate any further physical expansion of corporate operations.

Item 3.  Legal Proceedings.

In the opinion of management, there are no material legal proceedings pending or threatened against the Company as of March 31, 1998.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted during the fourth quarter of the period covered in this report to a vote of shareholders.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

The Company's Common Stock, $.01 par value (the "Common Stock"), is traded on the inter-dealer automated quotation system operated NASDAQ, Inc., a subsidiary of the National Association of Securities Dealers, Inc. (the "NASDAQ System") under the symbol "GALX" in the category of Small-Cap Issues. The following table sets forth the high and low sales prices for each quarter for the Company's Common Stock as reported on the NASDAQ System during the fiscal years ended March 31, 1998 and 1997:

Period			                     					High Sales Price   	Low Sales Price

1998 Fiscal Year, quarter ended:
	June 30, 1997						                       $0 15/16          	$0 23/32
	September 30, 1997				                    $1 13/32       				$0 3/4
	December 31, 1997		                     		$1 3/8			        		$0 23/32
	March 31, 1998			                       		$1 9/32        				$0 25/32

1997 Fiscal Year, quarter ended:
	June 30, 1996		                       				$2 7/32           	$1
	September 30, 1996		                    		$1 27/32		       		$1 1/16
	December 31, 1996				                     $1 5/8	        				$0 31/32
	March 31, 1997				                       	$1                	$0 23/32

All of the above quotations were obtained from the monthly statistical report provided to the Company by the National Association of Securities Dealers, Inc.

On June 15, 1998, there were approximately 683 shareholders of record.

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

RESULTS OF OPERATIONS

Sales for the fiscal year ended March 31, 1998 increased by 19.7% over the same period in 1997. This increase in sales is attributable to the introduction of new and improved products to the retail market, as well as the increased consumer awareness of the Company's branded products. In addition, there was a large increase in marketing activities promoting these product lines. The Company believes the increasing consumer awareness of the benefits of plant-based foods has positively impacted sales.

Sales for the fourth quarter fiscal 1998 were $5,068,934 compared to $4,306,934 for the same period in fiscal 1997. This 17.6% increase is the result of increased production capacity, the escalation in sales of new and existing product lines and strategic marketing efforts.

The Company expects these sales trends to continue throughout fiscal 1999 due to the addition of new capital equipment and expanded product lines.

Cost of goods sold as a percentage of sales was 74.1% for the fiscal year ended
March 31, 1998 compared with 90.6% for the same period in fiscal 1997.   The
improvement in gross margin is primarily a result of the Company reaching the breakeven level to cover fixed costs of the manufacturing facility. In addition, the Company elected to eliminate selected lower margin foodservice business and focus its selling efforts on retail product lines for fiscal 1998.

Selling expenses increased 12.2% for the fiscal year ended March 31, 1998 compared with the same period in fiscal 1997. This increase in selling expenses over the prior fiscal year is attributed to the increase in sales. Brokerage costs are a large portion of this expense and these costs increase in direct proportion to sales. In addition, the Company initiated an advertising program in the fourth quarter of fiscal 1998 to promote the Veggie Slices product line and capitalize on increasing consumer awareness of the benefits of plant-based foods.

Delivery expenses increased 37.6% for the fiscal year ended March 31, 1998
compared with the same period in fiscal 1997.   The increase in delivery costs
is a direct result of the increase in sales shipments to customers. Delivery expenses have increased more than sales due to rising freight costs.

Research and development expenses decreased 36.7% for the fiscal year ended March 31, 1998 compared with the same period in fiscal 1997. This decrease in expense is largely the result of employee relocation allowances paid during fiscal 1997 and the capitalization of certain payroll expenses to the new production line.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities -- The Company decreased cash used in operating activities of $12,368 from $3,569,601 for the same period in fiscal 1997. The decline in cash used for operations is primarily the result of an increase in sales and a higher gross margin percentage as a result of the Company reaching the breakeven point. In addition, general and administrative costs did not increase with the increase in sales.

Investing -- The Company spent $1,410,839 in investing activities for the fiscal year ended March 31, 1998 compared with $3,663,205 for the same period in fiscal 1997. During fiscal 1998, the Company invested in production equipment to accommodate the demand for slice products in the foodservice industry. The Company anticipates incurring approximately $500,000 in additional costs during fiscal 1999 to complete the construction in progress project. During fiscal 1997, the Company purchased an additional individually wrapped slice machine.
In addition, marketable securities purchased in fiscal 1997 were sold in fiscal 1998.

Financing -- The Company realized a net inflow of $1,426,791 from financing activities for the fiscal year ended March 31, 1998 compared with $7,121,355
during the same period in fiscal 1997.   The large cash flows from financing
activities resulted from borrowings on the line of credit in both years and a Regulation D offering of the Company's stock in fiscal 1997.

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

In addition, on November 1, 1997, the Company secured a $2 million line of credit with Finova Capital Corporation with interest at the prime rate plus two percent. The availability under this line of credit arrangement is calculated on a borrowing base of eligible inventory and accounts receivable. This line of credit was increased to $3 million during February 1998. At March 31, 1998, the balance outstanding under this line of credit agreement was $1,840,757.

On June 27, 1997, the Company secured a $1.5 million term note payable with Finova Capital Corporation to finance the acquisition of certain production equipment. The agreement calls for interest at the prime rate plus two percent. As of March 31, 1998, the balance outstanding under this agreement was $1,426,847.

During June 1998, the Company signed an amendment to the above contracts which expanded the line of credit availability to $3.5 million and the term note payable to $3 million. The amendment also reduced the interest on the line of credit and term note to prime plus one percent.

Management believes that these actions will allow the Company to meet its future liquidity needs until the Company establishes a positive cash flow.

Effect of Certain New Accounting Pronouncements -- In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (FAS 130), and No. 131, "Disclosure about Segments of an Enterprise and Related Information" (FAS 131). FAS 130 establishes standards for reporting and displaying comprehensive income, its components and accumulated balances. FAS 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. Both FAS 130 and FAS 131 are effective for periods beginning after December 15, 1997. The Company has not determined the impact that the adoption of these new accounting standards will have on its future financial statements and disclosures.

Year 2000

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

Item 7.  Financial Statements.

Report of Independent Certified Public Accountants

To the Board of Directors and Stockholders
Galaxy Foods Company

We have audited the accompanying balance sheet of Galaxy Foods Company as of March 31, 1998 and the related statements of operations, stockholders' equity and cash flows for each of the two years in the period ended March 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Galaxy Foods Company as of March 31, 1998 and the results of its operations and its cash flows for each of the two years in the period ended March 31, 1998 in conformity with generally accepted accounting principles.



                                           			/s/BDO Seidman, LLP

Orlando, Florida
May 29, 1998, except for Note 10
which is as of June 3, 1998

                              GALAXY FOODS COMPANY

                                 Balance Sheet

                                   ASSETS
                                                          		MARCH 31,
			                                                         		1998
CURRENT ASSETS:
	Cash and cash equivalents		                          	$      20,069
	Trade receivables, net of allowance of $104,794           2,646,667
	Inventories			                                            2,458,743
	Prepaid expenses			                                         464,701
		Total current assets			                                  5,590,180

PROPERTY & EQUIPMENT, NET			                              10,668,155

OTHER ASSETS			                                              190,717
				TOTAL	                                            	$  16,449,052

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
	Book overdrafts				                                   $     836,762
	Line of credit			                                        	1,840,757
	Accounts payable - trade			                              	1,088,658
	Accrued liabilities			                                     	453,662
	Current portion of term note payable				                    150,000
	Current portion of obligations under capital leases			      	21,517
			Total current liabilities		                           		4,391,356

TERM NOTE PAYABLE, less current portion			                 1,276,847

OBLIGATIONS UNDER CAPITAL LEASES,  less current portion		    	11,152
			Total liabilities		                                   		5,679,355

COMMITMENTS AND CONTINGENCIES				                                 --

STOCKHOLDERS' EQUITY:

	Common stock, $.01 par value, shares authorized
   85,000,000, issued and outstanding 61,706,551		        		617,065
	Additional paid-in capital	                          			45,930,645
	Accumulated deficit			                                	(23,005,813)
						                                                 		23,541,897
	Less:  Notes receivable arising from the exercise
			of stock options and sale of common stock		          	12,772,200
			Total stockholders' equity	                        			10,769,697
				TOTAL	                                           		$	16,449,052





            See accompanying notes to financial statements.

                      GALAXY FOODS COMPANY

                    Statements of Operations



Year ended March 31,                        		1998	         		1997

NET SALES	                           	$	20,552,782   		$17,171,496

COST OF GOODS SOLD	                    	15,239,405	   	 15,565,825
	Gross margin	                          	5,313,377     		1,605,671

OPERATING EXPENSES:
	Selling		                              	2,407,992     		2,145,530
	Delivery		                               	916,448       		665,822
	General and administrative	            	1,362,022	     	1,374,130
	Research and development                		129,068       		204,126
		Total operating expenses	             	4,815,530     		4,389,608

OPERATING INCOME (LOSS)	                  	497,847    		(2,783,937)

OTHER INCOME (EXPENSE):
	Interest expense	                       	(136,774)	      	(46,984)
	Interest income	                          	10,593       		107,679
	Other income (expense)	                    	5,857	       	(13,418)
		Total	                                 	(120,324)       		47,277

NET INCOME (LOSS)		                        377,523    		(2,736,660)

PREFERRED STOCK DIVIDENDS	                     	--	    	(1,594,406)

NET INCOME (LOSS) APPLICABLE
	TO COMMON STOCK	                        $	377,523   	$	(4,331,066)

BASIC NET EARNINGS (LOSS)
       PER COMMON SHARE	                 $     .01	   $       (.12)

DILUTED NET EARNINGS PER
      COMMON SHARE                      	$     .01








            See accompanying notes to financial statements.

                             GALAXY FOODS COMPANY

                  CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY


                        Common Stock      Preferred Stock  Additional                    Notes Rec &
                                  Par                Par    Paid-In      Accumulated      Subs. for
                      Shares     Value     Shares   Value   Capital        Deficit      Common Stock        Total


Balance at March 31,
1996, as restated   53,421,848 $ 534,218      -- $    -- $ 38,582,938* $ (19,052,270)   $(12,796,200)  $  7,268,686

Exercise of options     96,166       962      --      --       47,321             --              --         48,283

Exercise of warrants   215,000     2,150      --      --      120,163             --              --        122,313

Issuance of common stock
under employee stock
purchase plan           91,879       919      --      --       86,681             --              --         87,600

Collection of note
receivable                  --        --      --      --           --             --          24,000         24,000

Issuance of common
stock through Reg D
offering             1,337,524    13,375      --      --    1,846,096             --              --      1,859,471

Issuance of convertible
preferred stock through
Reg D offering              --        --   4,000      40    3,733,901             --              --      3,733,941

Conversion of
preferred stock into
common stock         1,965,824    19,658  (1,443)    (14)     (19,644)            --              --             --

Issuance and revaluation
of warrants                 --        --      --      --     (211,400)            --              --       (211,400)

Preferred stock
dividend                    --        --      --      --    1,594,406     (1,594,406)             --             --

Net loss                    --        --      --      --           --     (2,736,660)             --     (2,736,660)

Balance at
March 31, 1997      57,128,241 $ 571,282   2,557  $   26 $ 45,780,462  $ (23,383,336)   $(12,772,200)  $ 10,196,234

Exercise of options    114,100     1,141      --      --       56,143             --              --         57,284

Conversion of
preferred stock
into common stock    4,352,776    43,528  (2,557)    (26)     (43,502)            --              --             --

Issuance of warrants        --        --      --      --       51,320             --              --         51,320

Exercise of warrants    65,000       650      --      --       44,688             --              --         45,338

Refund of stock
issuance costs              --        --      --      --        8,750             --              --          8,750

Issuance of common stock
under Employee stock
purchase plan           46,434       464      --      --       32,784             --              --         33,248

Net income                  --        --      --      --           --        377,523              --        377,523

Balance
March 31, 1998      61,706,551 $ 617,065      --  $   -- $ 45,930,645  $ (23,005,813)  $ (12,772,200)  $ 10,769,697


 	  See accompanying notes to financial statements.

                           GALAXY FOODS COMPANY

                         Statements of Cash Flows

Year ended March 31,                          1998           	 1997

CASH FLOWS FROM/(USED IN)
   OPERATING ACTIVITIES:
	Net Income (Loss)	                   $   	377,523	      $(2,736,660)

   ADJUSTMENTS TO RECONCILE NET
   INCOME (LOSS) TO NET CASH FROM
   (USED IN) OPERATING ACTIVITIES:
	    Depreciation expense	                	649,334	         	435,608
    	Loss (gain) on disposal of assets		    (1,329)         		23,236
    	Provision for losses on trade
       receivables	                        	14,794          		94,531
    	Issuance of common stock warrants
       in payment of consulting and
       director fees                      		78,494	          	31,307
	    Increase in:
	      Trade receivables	              	(1,030,192)     		(1,008,362)
	      Inventories		                      (656,499)       		(613,570)
    	  Prepaid expenses                 		(118,618)        		(56,765)
	    Increase in:
	      Accounts payable                  		639,431         		165,700
    	  Accrued liabilities                		34,694	          	95,374
 	NET CASH USED IN OPERATING	ACTIVITIES		  (12,368)     		(3,569,601)

CASH FLOWS FROM/(USED IN) INVESTING
   ACTIVITIES:
	Proceeds from sale of property and
   equipment	                                  	--	         	22,500
	Purchase of property and equipment		   (1,704,633)	  	  (3,354,796)
	Increase in other assets	                 	(6,206)	      		(32,238)
	Sale of marketable securities		           300,000            			--
	Purchase of marketable securities	            	--		      	(298,671)
	NET CASH USED IN INVESTING
	ACTIVITIES	                           	(1,410,839)   			(3,663,205)

CASH FLOWS FROM/(USED IN) FINANCING
   ACTIVITIES:
	Principal payments on note payable
   and long-term debt                        		 --         	(63,451)
	Book overdrafts		                         836,762            			--
	Borrowings on line of credit	         	19,518,445	     		7,943,417
	Repayments on line of credit		        (19,048,641)	    	(6,572,464)
	Principal payments on capital lease
   obligations	                           	(24,395)        	(61,755)
	Proceeds from issuance of common
   stock, net of offering costs           		33,248     			1,947,071
	Proceeds from issuance of convertible
   preferred stock, net of offering costs     		--	     		3,733,941
	Refund of stock issuance costs	            	8,750	            		--
	Proceeds from exercise of common stock
   options	                                	57,284          	48,283
	Proceeds from exercise of common stock
   warrants                               		45,338         	122,313
	Collection of note receivable for common
   stock                                      		--          	24,000
	NET CASH FROM FINANCING	ACTIVITIES	    	1,426,791     			7,121,355

                            GALAXY FOODS COMPANY

                          Statements of Cash Flows
                               (continued)

	Year ended March 31, 	                        1998		         1997

NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS		                     3,584	    		(111,451)

CASH AND CASH EQUIVALENTS, BEGINNING
   OF YEAR		                                	16,485		     	127,936

CASH AND CASH EQUIVALENTS, END
   OF YEAR		                               $	20,069		    $ 	16,485
















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

Book Overdrafts
Under the Company's cash management system, checks issued but not presented to banks frequently result in overdraft balances for accounting purposes and are classified as "book overdrafts" in the balance sheet. In accordance with the Company's agreement with a financial institution, all cash receipts are applied against a revolving line of credit, and a daily draw is requested to cover checks clearing the bank.

Earnings per Share
The Company implemented Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share" during the fiscal year ended March 31, 1998. SFAS 128 requires companies with complex capital structures that have publicly held common stock or common stock equivalents to present both basic and diluted earnings per share ("EPS") on the face of the statement of operations. Basic EPS is calculated as income available to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted EPS is calculated using the "if converted" method for convertible securities and the treasury stock method for options and warrants as previously prescribed by Accounting Principles Board Opinion No. 15, "Earnings Per Share." Accordingly, the effect of shares issuable under the Company's stock plans are included in the calculation of diluted EPS. The implementation of SFAS 128, which also required the restatement of previously reported EPS, did not have a material impact on the Company's reported EPS for any periods presented.

                           GALAXY FOODS COMPANY

                      NOTES TO FINANCIAL STATEMENTS
                               (Continued)


Financial Instruments
Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments, requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 1998.

The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and cash equivalents, trade receivables, book overdrafts, accounts payable and accrued expenses. Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand. The fair value of the Company's long term debt is estimated based upon the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities.

Impairment of Long-Lived Assets
The Company evaluates impairment of long-lived assets in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (SFAS 121). SFAS 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount.

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

                          GALAXY FOODS COMPANY

                    NOTES TO FINANCIAL STATEMENTS
                             (Continued)


Recent Accounting Pronouncements
In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (FAS
130), and No. 131, "Disclosure about Segments of an Enterprise and Related Information" (FAS 131). FAS 130 establishes standards for reporting and displaying comprehensive income, its components and accumulated balances. FAS 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. Both FAS 130 and FAS 131 are effective for periods beginning after December 15, 1997. The Company has not determined the impact that the adoption of these new accounting standards will have on its future financial statements and disclosures.

(2)	Inventories
Inventories are summarized as follows:

	Raw materials		              	$	1,277,783
	Finished goods		              		1,180,960
		Total	                     		$	2,458,743

(3)	Property and Equipment
Property and equipment are summarized as follows:

                                       		Useful Lives
		Leasehold improvements                	10-25 years	       	$	2,838,475
		Machinery and equipment	                5-15 years	        		5,880,797
		Delivery equipment and autos	           3- 5 years           			15,652
		Equipment under capital leases	         7-15 years	           	314,522
		Construction in progress			                                 	3,838,878
								                                                      12,888,324
				Less accumulated depreciation 			                         	2,220,169
			Property and equipment, net			                           $	10,668,155

Accumulated depreciation on equipment under capital leases was $173,180 as of March 31, 1998. Interest in the amount of $234,772 was capitalized to construction in progress during the year ended March 31, 1998.

The Company estimates that approximately $500,000 of additional costs will be incurred to complete the construction in progress project.

                           GALAXY FOODS COMPANY

                     NOTES TO FINANCIAL STATEMENTS
                               (Continued)


(4) Commitments and Contingencies

Leases
The Company leases its operating facilities and certain equipment under operating and capital leases, expiring at various dates through fiscal year
2003.  The following is a schedule by years as of March 31, 1998, of (1) future minimum lease payments under capital leases, together with the present value of the net minimum lease payments and (2) future minimum rental payments required under operating leases that have initial or remaining terms in excess of one year:
                               	        Capital	            	Operating
                                        Leases	             	  Leases
  1999	                                $	20,294             	$	401,946
  2000	                                  	8,247	              	385,231
  2001	                                  	5,772	              	363,051
  2002                                  		1,924              		210,258
  2003                                     		--                		5,198

  Total net minimum lease payments      	36,237            $	1,365,684
	Less amount representing interest	      	3,568
	Present value of the net minimum
   lease payments	                      	32,669
 Less current portion                  		21,517

 Long-term obligations under capital
   leases	                             $	11,152

Rental expense was approximately $480,000 and $393,000 for the fiscal years ended March 31, 1998 and 1997, respectively.

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

The exercise price of the options granted will be equal to the market value of the Company's common stock on the last trading day preceding the date of the Company's achievement of the required net income level. During the fiscal year ended March 31, 1998, the Company granted common stock options to purchase 1,000,000 shares at an exercise price of $0.75 per share under the employment agreement.

                           GALAXY FOODS COMPANY

                       NOTES TO FINANCIAL STATEMENTS
                               (Continued)

(5)		Capital Stock

Employee Stock Purchase Plan
In January 1992, the Company's stockholders approved the 1991 Employee Stock Purchase Plan (the "1991 Purchase Plan"). The 1991 Purchase Plan provides for the sale of up to an aggregate of 250,000 shares of common stock to eligible employees. Up to 2,500 shares may be purchased by each eligible employee at the lesser of 85% of the fair market value of the shares on the first or last business day of the six-month purchase periods ending August 31 and February 28. Substantially all full-time employees are eligible to participate in the plan. During the year ended March 31, 1998, 46,434 shares were purchased under this plan at prices ranging from $0.68 to $0.74 per share. During the fiscal year ended March 31, 1997, 91,879 shares were purchased at prices ranging from $0.69 to $1.06 per share. The weighted average fair value of the shares issued were $0.71 and $0.45 per share for the fiscal years ended March 31, 1998 and 1997, respectively.

Common Stock Options and Warrants Issued for Consulting Services
During the fiscal years ended March 31, 1998 and 1997, consulting expense of $78,494 and $31,307, respectively, was recognized on common stock options and warrants granted to officers, directors and consultants. During fiscal 1997, the vesting provisions of certain warrants issued for consulting services were re-evaluated. In accordance with Statement of Financial Accounting Standards No. 123 governing options and warrants issued to non-employees, $211,400 of prepaid consulting services were reversed to additional paid-in capital in fiscal 1997 for warrants that are not expected to vest.

Stock Warrants
At March 31, 1998, the Company had common stock warrants outstanding which were issued in connection with sales consulting, financial consulting, and financing arrangements. Information relating to these warrants is summarized as follows:


                                	Number of	      Exercise
Expiration date	                  Warrants							  Price
April 1998	                          7,500           .81
August 1998	                       510,000           .90
September 1998	                      1,000           .97
October 1998	                       50,000          1.47
December 1999                      	50,000           .53
March 2000	                      1,097,291     .74 - .99
April 2000                         	50,000           .78
August 2000                       	100,000          1.49
September 2000	                    478,170           .74
December 2000	                   2,000,000           .56
May 2001	                           30,000          1.22
September 2001                      	5,000          3.50
October 2001                    	1,000,000          1.47
December 2002                      	75,000           .72
August 2005                        	50,000           .64
December 2005                   	2,000,000           .53
January 2006	                      235,000           .69
                                	7,738,961

                                	GALAXY FOODS COMPANY

                            NOTES TO FINANCIAL STATEMENTS
                                     (Continued)


Stock Options
At March 31, 1998, the Company has three employee stock option plans which were adopted in 1987, 1991, and 1996 and has granted additional non-plan stock options. The Company applies APB Opinion 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for these plans. Under the provisions of APB Opinion 25, if options are granted or extended at exercise prices less than fair market value, compensation expense is recorded for the difference between the grant price and the fair market value at the date of grant.

Under the Company's stock option plans, qualified and nonqualified stock options to purchase up to 1,250,000 shares of the Company's common stock may be granted to employees and members of the Board of Directors. The maximum term of options granted under the plans is ten years.

Statement of Financial Accounting Standards No. 123 ("FAS 123"), Accounting for Stock Based Compensation, requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for the Company's stock options had been determined in accordance with the fair value based method prescribed in FAS 123. The Company estimates the fair value of each stock option at the grant date by using a Black-Scholes option-pricing model with the following assumptions used for grants in 1998: no dividend yield, volatility from 116% to 129%, risk-free interest rate of 6.3% and expected lives ranging from two to five years. Assumptions used in the fiscal 1997 option-pricing model are as follows: no dividend yield, volatility from 87% to 112%, risk-free interest rates ranging from 5.3% to 6.5%, and expected lives ranging from three to five years. Had compensation cost been determined based on the fair value of options at their grant dates in accordance with FAS 123, the Company would have had a net loss of $317,887 for fiscal 1998 and a net loss applicable to common stock of $4,456,413 for fiscal 1997. The effect on earnings per share is less than $.01 per share for fiscal 1998 & 1997.

The following table summarizes information about plan stock option activity for the years ended March 31, 1998 and 1997:

                            						    Weighted-Average	     	Weighted-Average
						                                 Exercise Price 	    	  Fair Value of
						                      Shares      Per Share        	   Options Granted

Balance, March 31, 1996  		533,600       $    1.33 	             $      --
	Granted			        	        89,833	           1.40                     .98
	Exercised	  		            (96,166)	          	.69		            	       --
	Canceled	 			            (  2,000)	          1.47                      --
Balance, March 31, 1997	  	525,267	           1.43            			       --
	Granted			               	208,000	            .78                     .56
	Exercised		              (114,100)            .50                      --
	Canceled	  		            (129,500)	          1.59                      --
Balance, March 31, 1998  		490,167      	$    1.28         		    $	     --

At March 31, 1998 and 1997, a total of 370,916 and 435,761 of the outstanding plan options were exercisable with a weighted-average exercise price of $1.35 and $1.48 per share, respectively.

                                  GALAXY FOODS COMPANY

                             NOTES TO FINANCIAL STATEMENTS
                                      (Continued)


The following table summarizes information about non-plan stock option activity for the years ended March 31, 1998 and 1997:

                           					  	    Weighted-Average	   	Weighted-Average
						                                  Exercise Price 	     Fair Value of
			                        			Shares     	Per Share	     	  Options Granted

Balance, March 31, 1996    		112,501      $      1.93                --
	Granted	                 			250,000	            1.21 	              --
Balance, March 31, 1997		    362,501	            1.50			             --
 Granted 		     	          1,000,000	             .75               .63
	Canceled	  		               (45,000)	           1.82        	       --
Balance, March 31, 1998	   1,317,501       $      .98     	    $	    --

At March 31, 1998 and 1997, a total of 1,162,501 and 152,501 of the outstanding non-plan options were exercisable with a weighted-average exercise price of $0.94 and $1.51 per share, respectively.

The following table summarizes information about stock options outstanding and exercisable at March 31, 1998:

                        Options Outstanding			                        Weighted-
Range of      		 Number		Weighted-Averag  Weighted-Average  Number    Average
Exer. Prices    Outstanding  Remain. Life   Exer. Price      Exer. 	Exer. Price

$0.50 - 0.75	    1,228,834   	9.0 years      		$  0.72     1,225,500  $  0.72
 0.78 - 1.00     		174,000  		8.4 years	       		 0.91	    	  84,000   		0.93
 1.19 - 1.47     		343,833  		8.2 years       			 1.26	     	162,916	   	1.28
 2.00 - 2.75    		  55,501  		4.0 years	       		 2.05	    	  55,501   		2.05
 4.38 - 5.38   		    5,500	  	1.6 years		        	5.30		  	    5,500	   	5.30
		    	          1,807,668					  			           		          1,533,417

Shares Reserved
At March 31, 1998, the Company has reserved common stock for future issuance under all of the above arrangements totaling 10,920,183 shares.

(6)	Sale of Securities

On April 16, 1996, the Company completed a private placement of 1,337,524 shares of the Company's common stock at an aggregate price of $2,000,000, and 4,000 shares of the Company's convertible preferred stock at an aggregate price of $4,000,000. Of the total proceeds of $6,000,000, $406,588 was used to pay brokerage fees and various expenses related to the offering. The holders of the convertible preferred stock have the right to convert such shares into shares of the Company's common stock at any time after June 30, 1996 at a conversion price equal to 71.5% of the average market price of the common stock for the five consecutive trading days ending one trading day prior to the date of the Company's receipt of a notice of conversion from the holder; provided that none of the buyers' aggregate shares of the Company's common stock exceed 4.9% of the then outstanding shares of common stock. Between July 1996 and March 31, 1998, all 4,000 shares of Convertible Preferred Stock were converted into 6,318,600 shares of Common Stock at an average conversion rate of $0.63 per share.

                             GALAXY FOODS COMPANY

                        NOTES TO FINANCIAL STATEMENTS
                                 (Continued)

(7)	Income Taxes

The components of the net deferred assets consist of the following:

Year Ended March 31, 		              	     1998	             1997
Deferred tax assets:
	Net operating loss carryforwards	     	$7,504,000       	$7,536,000
	Investment and general business
   tax credits	                            115,000           106,000
	Nondeductible expenses from stock
   warrants	                               112,000	          189,000
	Nondeductible compensation from
   stock options                    	       39,000	           39,000
	Bad debts			                               39,000    	       52,000
	Other			                                   49,000	           16,000

Gross deferred income tax assets		       7,858,000	        7,938,000
Valuation allowance	                  		(7,412,000)     	 (7,664,000)


Total deferred income tax assets		         446,000	          274,000
Deferred income tax liabilities:
	Depreciation			                          (446,000)		       (274,000)
Net deferred income tax assets	             	   --     		$        --

The change in the valuation allowance for deferred tax assets was a decrease of $252,000 during fiscal 1998.

The following summary reconciles differences from taxes at the federal statutory rate with the effective rate:

Year ended March 31,			                        1998	           1997
Federal income taxes at statutory rates		      34.0%   	      (34.0%)
Losses without tax benefits		                    --            34.0%
Utilization of net operating loss
  carryforward                                (34.0%)	           --
Income taxes at effective rates		                 0%	             0%


Unused net operating losses for income tax purposes, expiring in various amounts from 2003 through 2012, of approximately $19,900,000 are available at March 31,
1998 for carryforward against future years' taxable income.   Under Section 382
of the Internal Revenue Code, the annual utilization of this loss may be limited due to changes in ownership. The tax benefit of these losses of approximately $7,504,000 has been offset by a valuation allowance due to it being more likely than not that the deferred tax assets will not be realized.

                          GALAXY FOODS COMPANY

                     NOTES TO FINANCIAL STATEMENTS
                              (Continued)

(8)	Related Party Transaction

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

(9)		Economic Dependence

For the fiscal years ended March 31, 1998 and 1997, the Company had one customer which comprised sales approximating $2,074,901and $5,831,000 or 10% and 34% of net sales, respectively.

For the fiscal year ended March 31, 1998, the Company had one major supplier which comprised more than 10% of total purchases. Purchases from this supplier totaled approximately $2,202,000 or 16.6% of total purchases. For the fiscal year ended March 31, 1997, the Company had three major suppliers which each comprised more than 10% of purchases. Purchases from these suppliers totaled approximately $7,420,000 or 56.4% of total purchases.

(10)	Line of Credit and Term Note Payable

During November 1996, the Company entered into a two year agreement which provided a $2 million line of credit for working capital and expansion purposes. The availability under this line of credit was increased to $3 million in February 1997. The amount available under the line of credit is based on a formula of 80% of eligible accounts receivable plus 35% of eligible inventories, as defined in the agreement. Amounts outstanding under the agreement are collateralized by all accounts receivable, inventory and machinery and equipment owned by the Company. Interest is payable on the outstanding draws on the line of credit at a rate of prime plus two percent (10.5% at March 31, 1998). As of March 31, 1998, the Company has an outstanding obligation of $1,840,757 under this line of credit agreement.

On June 27, 1997, the Company secured a $1.5 million term note payable to finance the acquisition of certain production equipment. The agreement calls for interest at the prime rate plus two percent (10.5% at March 31, 1998). As of March 31, 1998, the balance outstanding under this agreement was $1,426,847.

On June 3, 1998, the Company signed an amendment to the above contracts which expanded the line of credit availability to $3.5 million and the term note payable to $3 million. The amendment also reduced the interest on the line of credit and term note to prime plus one percent.

                         GALAXY FOODS COMPANY

                     NOTES TO FINANCIAL STATEMENTS
                             (Continued)

(11)	Employee Benefit Plan

The Company established a 401(k) defined contribution plan covering substantially all employees meeting certain minimum age and service requirements. The Company's contributions to the plan are determined by the Board of Directors and are limited to a maximum of 25% of the employee's contribution and 6% of the employee's compensation. Contributions to the plan amounted to $12,004 and $11,946 for the fiscal years ended March 31, 1998 and 1997, respectively.

(12)	Supplemental Cash Flow Information

For purposes of the statement of cash flows, all highly liquid investments with a maturity date of three months or less are considered to be cash equivalents. Cash and cash equivalents include checking accounts and money market funds.

Year ended March 31,			   						 	          		    		1998              1997
Noncash financing and investing activities:
	Purchase of equipment through capital lease
   obligations and term note payable	          $1,426,847    	  $    26,105
	Consulting and directors fees paid through
   issuance of	common stock warrants 	             51,320	          211,400

Cash paid for:
	Interest	                                        350,407           	53,963

(13)	Earnings Per Share

The following is a reconciliation of basic net earnings per share to diluted net earnings per share for the year ended March 31, 1998:

Year ended March 31,									 	                      		    		1998

Basic net earnings per share						                  		 $  		  .01

Average shares outstanding - basic								  	          60,467,573
Potential shares exercisable under stock
  option plans                                       	  1,570,515
Potential shares exercisable under stock
  warrant agreements                                   	7,719,295
Potential shares assumed converted from
  preferred stock                                      	1,137,528

Less:  Shares assumed repurchased under
  treasury stock method	                               (6,916,683)

Average shares outstanding - diluted	                  63,978,228
Diluted earnings per share                                    .01

Basic loss per common share for the year ended March 31, 1997 was $(.12) based upon 35,039,360 weighted average common shares outstanding. Diluted earnings per common share for the year ended March 31, 1997 was not presented since the effects of potential dilution would be antidilutive.

(14)	Subsequent Event

During April 1998, the Company signed a capital lease agreement to purchase approximately $500,000 in production equipment.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

Not Applicable.

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
Compliance	with Section 16(a) of the Exchange Act.

The following table sets forth the current directors and executive officers of the Company as of June 15, 1998, as well as their respective ages and positions with the Company:

Name				                   			Age 			Positions

Angelo S. Morini (1)(2)		      55		  Chairman of the Board of Directors,
                                       President,	and Chief Executive Officer
Cynthia L. Hunter				          28	  	Chief Financial Officer and
                                       Corporate Secretary
Earl G. Tyree (1)		          		77	  	Director
Douglas A. Walsh (1)(2)	      	53  		Director
Marshall K. Luther(2)		       	45  		Director

(1)	Compensation and Benefits Committee
(2)	Audit Committee

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

Cynthia L. Hunter, CPA was elected Chief Financial Officer and Corporate Secretary as of June 18, 1998. Prior to joining the Company, Ms. Hunter worked as a senior auditor for Coopers and Lybrand LLP in Orlando, Florida from 1993 to 1997. From 1992 to 1993, she worked for United Technologies as a cost accountant. During her years in public accounting, Ms. Hunter was responsible for coordinating and overseeing audits on a variety of clients including companies in the manufacturing, high-tech and financial institution industries. Ms. Hunter earned a BS in Accounting from Florida State University in 1991 and a Masters in Accounting Information Systems from Florida State University in 1992.

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

Item 10.  Executive Compensation.

The following table sets forth the compensation of the Company's Chief Executive Officer and any executive officer of the Company, other than the Chief Executive Officer, whose aggregate compensation exceeded $100,000 for the fiscal years ended March 31, 1998, 1997, and 1996.

                          SUMMARY COMPENSATION TABLE

                                                   	Long Term Compensation
				                   		Annual Compensation		            	Awards   				Payouts
(a)				            	(b)		 (c)     	  (d)   	 (e)		     (f)		 (g)		 (h)     (i)
										                                  Other       	Securities		 		  All
										                                 Annual	 Rest.   Under-				    Other
Name and							                       	    Compen-	Stock	  	lying		LTIP	 Compen-
Principal      			Fiscal	  Salary 	Bonus  	sation 	Award  Options Payouts sation
Position			        Year	     ($)    ($)    	 ($)	   ($)	   SARs(#)  ($)	   ($)

Angelo S. Morini(1) 1998  	250,000  	-- 	   19,132(2)   	--   	--	  	--		   --
Chairman of the     1997  	250,000  	--    	16,262(3)   	--   	--	  	-- 	   --
Board of Directors,	1996  	227,917	  --	    14,704(4)   	--18,000,000(5)--  --
President, and Chief
Executive Officer

(1) For the fiscal years ended March 31, 1996, Mr. Morini was also paid $8,208 for interest on three loans, aggregating $1,035,652, made to the Company by Mr. Morini. The interest rates on these notes ranged from 12% to 14% per annum. These notes were paid in full by June 7, 1995. On October 10, 1995, the Company entered into an employment agreement with Mr. Morini upon terms and conditions approved by the Board of Directors. In accordance with the terms of such employment agreement, Mr. Morini was granted the right to purchase up to 18,000,000 shares of the Company's Common Stock at a per share price of 110% of the average closing bid price as reported on the NASDAQ System for the ten trading days preceding the receipt by the Company of written notice of Mr. Morini's election to purchase shares. Mr. Morini exercised this option on October 11, 1995, for a price per share of $0.6429 and currently owes $11,572,200 for a note payable to the Company. On August 11, 1993, the Board of Directors approved the issuance to Angelo S. Morini of an option to purchase 2,400,000 shares of the Company's Common Stock for a purchase price of $.50 per share in consideration for Mr. Morini's past services to the Company, the pledge by Mr. Morini of all of then-current shares owned by Mr. Morini to the Company's principal lender, J&C Resources, Inc. ("J&C"), to secure loans made to the Company, and the subordination of all loans made by Mr. Morini to the Company to payment of the sums due J&C. Mr. Morini exercised this option on November 4, 1994 and currently owes $1,200,000 for a note payable to the Company. See "Management - Certain Relationships and Related Party Transactions."

(2) For the fiscal year ended March 31, 1998, the Company paid $11,500 in lease payments for Mr. Morini's automobile and $7,632 in club dues for Mr. Morini.

(3) For the fiscal year ended March 31, 1997, the Company paid $9,107 in lease payments for Mr. Morini's automobile and $7,155 in club dues for Mr. Morini.

(4) For the fiscal year ended March 31, 1996, the Company paid $9,107 in lease payments for Mr. Morini's automobile and $5,597 in club dues for Mr. Morini.

(5) In accordance with the terms of such employment agreement, Mr. Morini was granted the right to purchase up to 18,000,000 shares of the Company's Common Stock at a per share price of 110% of the average closing bid price as reported on the NASDAQ System for the ten trading days preceding the receipt by the Company of written notice of Mr. Morini's election to purchase shares. Mr. Morini exercised this option on October 11, 1995, for a price per share of $0.6429 and currently owes $11,572,200 for a note payable to the Company.

Each non-employee director who served on the Board of Directors during the last fiscal year received a fee of $500 plus expenses for his services.

The following table sets forth information concerning each exercise of stock options and freestanding stock appreciation rights during the fiscal year ended March 31, 1998, by each of the executive officers named in the Summary of Compensation Table above, and the fiscal year-end value of unexercised options and SARs.

The following table sets forth information concerning each exercise of stock options and freestanding stock appreciation rights during the fiscal year ended March 31, 1998 by each of the executive officers named in the Summary of Compensation Table above, and the fiscal year-end value of unexercised options and SARs.

                            OPTION/SAR EXERCISES
                 For the Fiscal Year Ended March 31, 1998

Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values

(a)					               (b)			     (c)        	(d) 					         (e)
									                                  		Number of
							                                  				Securities	      			Value of
				                                   							Underlying 	   			Unexercised
										                                   Options/SARs       Options/SARs
										                       	           at FY-End (#)      at FY-End ($)
			            		Shares	    	Value
            					Acquired	   Realized
Name				         on Exercise(#)	  ($)      Exer.     Unexer.   Exer.   Unexer.

Angelo S. Morini        --      			--  	1,141,500        	0	  284,329(1) 		 0

 (1) The value of the unexercised shares at March 31, 1998 is based on the difference between the closing sales price of the Company's Common Stock of $0.96875 on March 31, 1998 and an exercise prices from $0.50 to $0.75.

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

During the fiscal year ended March 31, 1997, NQSOs covering 27,500 shares of Common Stock were granted under the 1987 Plan. No NQSO's were granted during the fiscal year ended March 31, 1998.

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

Other Grants to Directors -- Since September 24, 1987, the Board has approved the grant of the following additional options to purchase shares of Common Stock of the Company to the following current and former nonemployee directors:


                                                   	Number of Shares
					       				                                     of Common Stock
 Name of Optionee/Director			                 	Initially Subject to Option
	Richard Gentile (1)	                                     15,250
	Earl Tyree (2)                                          	18,000
	Douglas Walsh (3)                                       	18,667
	Sheldon Tannen	                                          20,000
	Charles Tanner	                                          15,000
	William Rawlings	                                        20,000
	Stanley Turk	                                            19,000
	Michael Monus                                           	15,584
	Thomas Singer	                                           20,000
	Joseph C. McNay	                                         15,000
	Robert Kowalski	                                          8,000
	Marshall K. Luther (4)                                  	17,000

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

During the fiscal year ended March 31, 1998, 46,434 shares of Common Stock were purchased under the 1991 Purchase Plan by employees of the Company at purchase prices ranging from $0.68 to $0.74.

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

During the fiscal years ended March 31, 1998 and 1997, NQSOs covering 111,000 and 57,000 shares, respectively of Common Stock were granted under the 1996 Stock Plan, to provide additional incentives to certain employees.

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


Item 11.  Security Ownership of Certain Beneficial Owners and Management.

BENEFICIAL OWNERS OF MORE THAN 5% OF THE COMPANY'S COMMON STOCK

The following table sets forth, to the knowledge of management, each person or entity who is the beneficial owner of more than 5% of the outstanding shares of the Company's Common Stock outstanding as of June 15, 1998 (assuming all of the outstanding rights, options, and warrants of the Company's Common Stock currently outstanding and exercisable are, in fact, exercised), the number of shares owned by each such person and the percentage of the outstanding shares represented thereby.


                            										Amount and
  Name and Address	                   Nature of          		Percent of
  of Beneficial Owner	            eneficial Ownership(1)    Class (2)

  Angelo S. Morini
  2441 Viscount Row
  Orlando, Florida 32809             	25,170,199(3)            40.0%

  Cede & Co.
  Box #20
  Bowling Green Station
  New York, New York                 	35,037,357(4)            55.7%

(1) The inclusion herein of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of these shares.

(2) The total number of shares outstanding assuming the exercise of all currently exercisable and vested options and warrants held by all executive officers, current directors, and holders of 5% or more of the Company's issued and outstanding Common Stock is 62,936,218 shares. Does not assume the exercise of any other options or warrants.

(3) Includes options to acquire 1,141,500 shares of the Company's Common Stock. All of Mr. Morini's options currently are exercisable at $.50 to $.75 per share. The original exercise prices of 141,500 of the options ranged from $2.50 per share to $3.575 per share. The exercise prices of these options were reduced by the Board of Directors to $.50 per share on August 31, 1993. Options expire as to 50,000 shares on December 4, 1997, as to 91,500 shares on October 1, 2001 and as to 1,000,000 on July 1, 2007. Also includes 5,000 shares owned by Mr. Morini that are held in a nominee name and 2,000 shares held in joint tenancy.

(4) Cede & Co. is a share depository used by shareholders to hold stock in street name. Does not include 5,000 shares beneficially owned by Angelo S. Morini and held by Cede & Co. in street name.


SHARE OWNERSHIP OF OFFICERS AND DIRECTORS

The following table sets forth, as of June 15, 1998, the number of shares owned directly, indirectly and beneficially of each executive officer and director of the Company, and by all executive officers and directors as a group.

		                               								Amount and
  Name and Address	                       Nature of				      			Percent of
  of Beneficial Owner	               Beneficial Ownership (1)  		Class (2)

Angelo S. Morini
Galaxy Foods Company
2441 Viscount Row
Orlando, Florida  32809				              25,170,199(3)            		40.0%

Earl G. Tyree
240 North Line Drive
Apopka, Florida  32703		                		 		22,000(4)              			*

Douglas A. Walsh
607 Tamiami Trail
Ruskin, Florida  33570						                 22,667(5)	             			*

Marshall K. Luther
Galaxy Foods Company
2441 Viscount Row
Orlando, Florida  32809			                			68,333(6)			           			*

Cynthia L. Hunter
Galaxy Foods Company
2441 Viscount Row
Orlando, Florida  32809					                	32,000(7)			              *

All executive officers and directors
as a group					                  			     25,315,199 	            			40.2%

*  Less than 1%.

(1) The inclusion herein of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of these shares.

(2) The total number of shares outstanding assuming the exercise of all currently exercisable and vested options and warrants held by all executive officers, directors, and holders of 5% or more of the Company's issued and outstanding Common Stock is 62,936,218 shares. Does not assume the exercise of any other options or warrants.

(3) Includes options to acquire 1,141,500 shares of the Company's Common Stock. All of Mr. Morini's options currently are exercisable at $.50 to $.75 per share. The original exercise prices of 141,500 of the options ranged from $2.50 per share to $3.575 per share. The exercise prices of these options were reduced by the Board of Directors to $.50 per share on August 31, 1993. Options expire as to 50,000 shares on December 14, 1997, as to 91,500 shares on October 1, 2001, and 1,000,000 as to July 1, 2007. Also includes 5,000 shares owned by Mr. Morini that are held in a nominee name and 2,000 shares held in joint tenancy.

(4) Mr. Tyree, a current member of the Board of Directors, was granted an option to acquire 15,000 shares of Common Stock on September 11, 1992 for an exercise price of $2.88 per share. This option expires on September 11, 2002. The closing bid price of the Company's Common Stock as quoted on the NASDAQ System on September 10, 1992 was $2.875 per share. Mr. Tyree was granted an additional option on October 1, 1993 to acquire 1,000 shares of Common Stock at an exercise price of $2.125 per share. This option expires on October 1, 2003. The closing bid price of the Company's Common Stock as quoted on the NASDAQ System on September 30, 1993 was $2.00 per share. The exercise price of all of Mr. Tyree's then existing options was reduced to $2.00 per share on January 31, 1994. The closing bid price of the Company's Common Stock as quoted on the NASDAQ System on January 28, 1994 was $4.625 per share. On October 1, 1994, Mr. Tyree was granted an option to acquire 1,000 shares at an exercise price of $2.75 per share. The closing bid price of the Company's Common Stock as quoted on the NASDAQ System on September 30, 1994, was $2.875 per share. This option expires on October 1, 2004. On October 1, 1995, Mr. Tyree was granted an option to acquire 1,000 shares at an exercise price of $0.59 per share. The closing bid price of the Company's Common Stock as quoted on the NASDAQ System on September 29, 1995, was $0.59375 per share. This option expires on October 1, 2005. This option expires on October 1, 2005. On October 1, 1996, Mr. Tyree was granted an option to acquire 2,000 shares at an exercise price of $1.47 per share which expire on October 1, 2006. The closing bid price of the Company's Common Stock as quoted on the NASDAQ System on September 30, 1996 was $1.50 per share. On October 1, 1997, he was granted an option to acquire 2,000 shares at an exercise price of $1.1875 per share which expire on October 1, 2007. The closing bid price of the Company's Common Stock as quoted on the NASDAQ system on September 30, 1997 was $1.1875 per share. All of Mr. Tyree's options currently are exercisable.

(5) Dr. Walsh, a current member of the Board of Directors, was granted an option to acquire 15,000 shares of Common Stock on January 31, 1992 for an exercise price of $3.00 per share. This option expires on January 31, 2002.
The closing bid price of the Company's Common Stock as quoted on the NASDAQ System on January 30, 1992 was $2.50 per share. Dr. Walsh was granted an additional option on October 1, 1992 to acquire 667 shares of Common Stock at an exercise price of $2.875 per share. This option expires on October 1, 2002.
The closing bid price of the Company's Common Stock as quoted on the NASDAQ System on September 30, 1992 was $2.625 per share. The exercise price of all of Dr. Walsh's then existing options was reduced to $2.00 per share on January 31, 1994. The closing bid price of the Company's Common Stock as quoted on the NASDAQ System on January 28, 1994 was $4.625 per share. On October 1, 1994, Dr Walsh was granted an option to acquire 1,000 shares at an exercise price of $2.75 per share. The closing bid price of the Company's Common Stock as quoted on the NASDAQ System on September 30, 1994, was $2.875 per share. This option expires on October 1, 2004. On October 1, 1995, Dr. Walsh was granted an option to acquire 1,000 shares at an exercise price of $.59 per share. The closing bid price of the Company's Common Stock as quoted on the NASDAQ System on September
29, 1995, was $.59375 per share.  This option expires on October 1, 2005.   On
October 1, 1996, Dr. Walsh was granted an option to acquire 2,000 shares at an exercise price of $1.47 per share which expire on October 1, 2006. The closing bid price of the Company's Common Stock as quoted on the NASDAQ System on September 30, 1996 was $1.50 per share. On October 1, 1997, he was granted an option to acquire 2,000 shares at an exercise price of $1.1875 per share which expire on October 1, 2007. The closing bid price of the Company's Common Stock as quoted on the NASDAQ system on September 30, 1997 was $1.1875 per share. All of Dr. Walsh's options currently are exercisable.

(6) Mr. Luther, a current member of the Company's Board of Directors, holds warrants to acquire 50,000 shares of Common Stock at a price of $0.6407 per share. These warrants were granted as compensation for work per the terms of Mr. Luther's former agreement with the Company to serve as Senior Vice President of Marketing for a term of one year. In addition, Mr. Luther was granted options to acquire 15,000 shares of the Company's Common Stock on January 31, 1996, for an exercise price of $.8125 per share, which option expires on January 31, 2006. On October 1, 1996, Mr. Luther was granted an option to acquire 1,333 shares at an exercise price of $1.47 per share which expire on October 1, 2006. The closing bid price of the Company's Common Stock as quoted on the NASDAQ System on September 30, 1996 was $1.50 per share. On October 1, 1997, he was granted an option to acquire 2,000 shares at an exercise price of $1.1875 per share which expire on October 1, 2007. The closing bid price of the Company's Common Stock as quoted on the NASDAQ system on September 30, 1997 was $1.1875 per share. All of Mr. Luther's options currently are exercisable.

(7) Includes options to acquire 30,000 shares of the Company's Common Stock which were granted to Ms. Hunter in fiscal 1998 pursuant to the Company's 1996 Stock Option Plan. Such options are exercisable at $0.78125 to $1.00 per share and expire as to 15,000 on June 18, 2007 and as to 15,000 on October 23, 1997. Of these options, 10,000 are currently exercisable.

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

Angelo S. Morini's brother, Christopher Morini, works for the Company as Vice President of Marketing. On May 16, 1996, Christopher Morini was issued an option to purchase 50,000 shares of the Company's Common Stock at a price of $1.21 per share. This option expires on May 16, 2006. This option is currently exercisable for 20,000 of the 50,000 shares under option.

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

*10.29		 1996 Amendment and Restatement of the 1991 Non-Employee Director
         Stock Option Plan (Filed as Exhibit 10.28 on Form 10-KSB for fiscal year ended March 31, 1997, and incorporated herein by reference.)

*10.30 		1996 Stock Plan (Filed as Exhibit 10.28 on Form 10-KSB for fiscal year ended March 31, 1997, and incorporated herein by reference.)

*10.31	 	Line of Credit Agreement with Finova Financial Services (Filed as Exhibit 10.28 on Form 10-KSB for fiscal year ended March 31, 1997, and incorporated herein by reference.)

*10.32 		Second Amendment to the Lease Agreement between ANCO Company and the
         Company dated as April 1, 1994 (Filed as Exhibit 10.28 on Form 10-KSB
         for fiscal year ended March 31, 1997, and incorporated herein by reference.)

 10.33 		Amendment to the Security Agreement with Finova Financial Services
         (Filed herewith.)

    27			Financial Data Schedule (Filed herewith.)



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


















                                      	GALAXY FOODS COMPANY




Date:  June 27, 1998                   /s/ Angelo S. Morini
                                      	Angelo S. Morini
                                      	Chairman and President
                                      	(Principal Executive Officer)



Date:  June 27, 1998	                  /s/ Cynthia L. Hunter
                           												Cynthia L. Hunter, CPA
                           												Chief Financial Officer
											         	                  (Principal Financial and
                                       Accounting	Officer)

                             "EXHIBITS"

Exhibit
No	    Exhibit Description								                         Page No.


*3.1			Certificate of Incorporation of the Company, as amended (Filed as Exhibit 3.1 to the Company's Registration Statement on Form S-18, No. 33-
15893-NY, incorporated herein by reference.)

*3.2			Amendment to Certificate of Incorporation of the Company,
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


*10.29			1996 Amendment and Restatement of the 1991 Non-Employee
Director Stock Option Plan (Filed as Exhibit 10.28 on Form 10-KSB for fiscal year ended March 31, 1997, and incorporated herein by reference.)

*10.30			1996 Stock Plan (Filed as Exhibit 10.28 on Form 10-KSB
for fiscal year ended March 31, 1997, and incorporated herein by reference.)

*10.31			Line of Credit Agreement with Finova Financial Services
(Filed as Exhibit 10.28 on Form 10-KSB for fiscal year ended March 31, 1997, and incorporated herein by reference.)

*10.32			Second Amendment to the Lease Agreement between ANCO
Company and the Company dated as April 1, 1994 (Filed as Exhibit 10.28 on Form 10-KSB for fiscal year ended March 31, 1997, and incorporated herein by reference.)

10.33 			Amendment to the Security Agreement with Finova
Financial Services (Filed herewith.)

   27			Financial Data Schedule (Filed herewith.)





* Previously filed