Form 10-Q
period 1998-06-30
GALAXY FOODS CO
filed 1998-08-14
CIK 819527

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


_________________________________________________________________


[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
	THE SECURITIES EXCHANGE ACT OF 1934

                 For The Quarterly Period Ended June 30, 1998




                     _____________________________
                     Commission File Number 0-16251



                         GALAXY FOODS COMPANY
         (Exact name of registrant as specified in its charter)



		  Delaware	                             25-1391475
	  	(State or other jurisdiction of      (I.R.S. Employer
		  incorporation or organization)	      Identification No.)

   	2441 Viscount Row
   	Orlando, Florida	                    32809
    (Address of principal executive      (Zip Code)
    offices)

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


	On August 10, 1998, there were 61,717,051 shares of Common Stock $.01 par value per share, outstanding.

                      GALAXY FOODS COMPANY

                       Index to Form 10-Q
               For Quarter Ended June 30, 1998



                                                         	PAGE NO.

PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Condensed Balance Sheets	                                  3
		Condensed Statements of Operations                        	4
		Condensed Statements of Cash Flows	                        5
		Notes to Condensed Financial Statements                 	6-7

	Item 2.	Management's Discussion and Analysis of
			Financial Condition and Results of Operations	          8-9



PART II.	OTHER INFORMATION

	Item 6.	Exhibits and Reports on Form 8-K              	10-13


SIGNATURES	                                                14

                       PART I.  FINANCIAL INFORMATION

                           GALAXY FOODS COMPANY
                         CONDENSED BALANCE SHEETS
                                                JUNE 30,        MARCH 31,
                                                  1998            1998
                                              (Unaudited)
                               ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                $      139,568    $     20,069
  Trade receivables, net                        3,048,893       2,646,667
  Inventories                                   3,423,489       2,458,743
  Prepaid expenses                                737,508         464,701
     Total current assets                       7,349,458       5,590,180

PROPERTY & EQUIPMENT, NET                      10,864,332      10,668,155
OTHER ASSETS                                      139,065         190,717
  TOTAL                                        18,352,855      16,449,052


                 LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Book overdrafts                          $          -     $    836,762
   Line of credit                              2,693,252        1,840,757
   Accounts Payable- trade                     2,114,061        1,088,658
   Accrued liabilities                           407,821          453,662
   Current portion of term note payable          150,000          150,000
   Current portion of obligations under
     capital leases                               21,517           21,517
       Total current liabilities               5,386,651        4,391,356

TERM NOTE PAYABLE,
   less current portion                        2,039,347        1,276,847
OBLIGATIONS UNDER CAPITAL LEASES,
   less current portion                            8,176           11,152
       Total liabilities                       7,434,174        5,679,355

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

    Common stock                                 617,095          617,065
    Additional paid-in capital                45,932,115       45,930,645
    Accumulated deficit                      (22,858,329)     (23,005,813)
                                              23,690,881       23,541,897

    Less:  Notes receivable arising from the
    exercise of stock options and sale of
    common stock                              12,772,200       12,772,200
      Total stockholders' equity              10,918,681       10,769,697
        TOTAL                                 18,352,855       16,449,052

            See accompanying notes to condensed financial statements.

                            GALAXY FOODS COMPANY

                     CONDENSED STATEMENTS OF OPERATIONS
                                            				THREE MONTHS ENDED	JUNE 30,
                                             				1998              		1997
		                                          		(Unaudited)	      	(Unaudited)
NET SALES	                                		$	 5,762,538 	    $ 	 5,883,454

COST OF GOODS SOLD	                        			 4,331,294       		 4,769,957
	Gross margin		                              	 1,431,244 	      	 1,113,497

OPERATING EXPENSES:
	Selling	                                     		 577,861 	        	 413,197
	Delivery		                                    	 274,046 	        	 217,726
	General and administrative		                  	 382,912 	        	 385,766
	Research and development		                     	 40,518          		 43,759
		Total operating expenses	                 	  1,275,337       		 1,060,448

INCOME FROM OPERATIONS		                      		 155,907          		 53,049

OTHER INCOME (EXPENSE):
	Interest expense		                            	 (42,465)	        	 (31,945)
	Interest income		                                   	 -           		 2,308
	Other income (expense) 		                      	 34,042 	           	 (291)
		Total		                                         (8,423)	        	 (29,928)

NET INCOME 	                                		$	 147,484       	 $ 	 23,121

BASIC NET EARNINGS PER
	COMMON SHARE	                               	$	       -   	     $      	 -

DILUTED NET EARNINGS PER COMMON
	SHARE		                                      $      	 -        	$	       -


          See accompanying notes to condensed financial statements.

                         GALAXY FOODS COMPANY
                  CONDENSED STATEMENTS OF CASH FLOWS
                                            			THREE MONTHS ENDED JUNE 30,
	                                                	   	1998            		1997
                                               			(Unaudited)     		(Unaudited)
CASH FLOWS FROM/(USED IN) OPERATING ACTIVITIES:
	Net Income	                                  $ 	    147,484  	 $     	 23,121
   ADJUSTMENTS TO RECONCILE NET INCOME
   TO NET CASH PROVIDED BY (USED IN)
   OPERATING ACTIVITIES:
	Depreciation expense		                              165,392        		 157,497
	Gain on sale of assets		                                  -         		 (1,329)
	Bad debt expense		                                   89,607              		 -
 Consulting and director fees paid through
	  issuance of common stock warrants		                     -          		 8,346
	(Increase) decrease in:
	  Trade receivables		                              (491,833)      		 (740,990)
	  Inventories		                                    (964,746)	      	 (489,268)
	  Prepaid expenses		                               (272,807)	        	 83,106
	Increase (decrease) in:
	  Accounts payable 		                             1,025,403      		 1,265,143
	  Accrued liabilities		                             (45,841)       		 (11,265)
 	NET CASH PROVIDED BY (USED IN)
 	OPERATING ACTIVITIES		                            (347,341)	       	 294,361

CASH FLOWS FROM/(USED IN) INVESTING ACTIVITIES:
	Purchase of property and equipment		               (361,569)	      	 (627,587)
	Decrease in other assets		                           51,652 	        	 11,386
	Sale of marketable securities		                           -        		 300,000
	NET CASH USED IN INVESTING
	ACTIVITIES		                                       (309,917)		       (316,201)

CASH FLOWS FROM/(USED IN) FINANCING ACTIVITIES:
	Net borrowings on line of credit		                  852,495 		         25,717
	Decrease in bank overdrafts		                      (836,762)             		 -
	Borrowings under term note payable		                800,000 		              -
	Prinicpal payments on term note payable		           (37,500)		              -
	Principal payments on capital lease obligations		    (2,976)	    	     (9,728)
	Proceeds from exercise of common stock options		      1,500 		              -
	Refund of stock issuance costs		                          -   		        8,750
	NET CASH FROM FINANCING
	ACTIVITIES		                                        776,757 		         24,739

NET INCREASE IN CASH AND
   CASH EQUIVALENTS			                               119,499 		          2,899
CASH AND CASH EQUIVALENTS, BEGINNING
   OF PERIOD			                                       20,069 		         16,485
CASH AND CASH EQUIVALENTS, END
   OF PERIOD	                                  	$  	 139,568   	 $ 	    19,384

              See accompanying notes to condensed financial statements.

                           GALAXY FOODS COMPANY

                  NOTES TO CONDENSED FINANCIAL STATEMENTS


(1)	Management Representation
In the opinion of Galaxy Foods Company (the "Company"), the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Company's financial position, results of operations and cash flows for the periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

	The condensed financial statements should be read in conjunction with the financial statements and the related disclosures contained in the Company's Form 10-KSB dated
June 15, 1998, filed with the Securities and Exchange
Commission.

(2)	Reclassifications
Certain items in the financial statements of prior periods have been reclassified to conform to current period presentation.

(3)	Inventories
	Inventories are summarized as follows:
                                     	JUNE 30,     	MARCH 31,
                                      		1998	       		1998
                                   		(unaudited)
	Raw materials	                     $	1,832,132  	$	1,277,783
	Finished goods	                     	1,591,357   		1,180,960
		Total                            	$	3,423,489	  $	2,458,743


(4)	Earnings Per Share
The following is a reconciliation of basic net earnings per share to diluted net earnings per share for the three months ended June 30, 1998 and 1997:


	Three months ended June 30, 				   				1998		   	     1997
	Basic net earnings per share	    $           .00  $        .00

	Average shares outstanding - basic 	  61,709,056	 		57,864,665
	Potential shares exercisable under stock
		option plans	                         1,114,495       893,746
	Potential shares exercisable under stock
		warrant agreements	                   7,738,961     7,707,824
	Potential shares assumed converted from
		preferred stock	                             --     4,108,195

	Less:  Shares assumed repurchased under
		treasury stock method  	             (6,909,738)   (8,874,171)

	Average shares outstanding - diluted 	63,652,774    61,700,259
	Diluted earnings per share								$          .00	 $        .00

                       GALAXY FOODS COMPANY

             NOTES TO CONDENSED FINANCIAL STATEMENTS
                            (Continued)


(5)		Supplemental Cash Flow Information
For purposes of the statement of cash flows, all highly liquid investments with a maturity date of three months or less are considered to be cash equivalents. Cash and cash equivalents include checking accounts, money market funds and certificates of deposits.

For the three months ended June 30,								   1998          	 1997

Noncash financing and investing activities:
	Consulting and directors fees paid through
   issuance of common stock warrants	         6,314	         8,346

Cash paid for:
	Interest	                                        -	        31,945

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

Results of Operations

Net Sales were $5,762,538 in the quarter ended June 30, 1998, compared to net sales of $5,883,454 for the quarter ended June 30, 1997. The 2% decrease in sales is attributable to the Company's decision to discontinue certain lower margin foodservice business in July 1997 and to replace this business with more profitable retail sales

Cost of Goods Sold were $4,331,294 representing 75% of net sales for the quarter ended June 30, 1998, compared with $4,769,957 or 81% of net sales for the same period ended June 30, 1997. The Company was able to improve gross margin by focusing their selling efforts on higher margin retail business, including sales of branded product.

Selling expenses were $577,861 for the quarter ended June 30, 1998, compared with $413,197 for the same period ended June 30, 1997. The 40% increase in expenses over the same period a year ago is mainly attributed to an increase in advertising and marketing efforts to promote the Company's branded products in the retail market. In addition, the strategic abatement of certain foodservice business and the subsequent replacement of this business with retail accounts resulted in increased brokerage costs.

Delivery expenses were $274,046 for the quarter ended June 30, 1998, compared with $217,726 for the same period ended June 30, 1997. The 26% increase in delivery costs is a result of the increase in individual shipments to retail customers as well as a general increase in shipping rates for the industry as a whole.

General and Administrative expenses were $382,912 for the quarter ended June 30, 1998, compared with $385,766 for the same period ended June 30, 1997. This marginal decrease corresponds with the decline in sales between the three months ended June 30, 1997 and June 30, 1998.

Research and Development expenses were $40,518 for the quarter ended June 30, 1998, compared with $43,759 for the quarter ended
June 30, 1997. This decrease in expenses is due to cost savings measures in purchasing supplies for this department.

Other Income and Expenses netted to $8,423 in expense for the quarter ended June 30, 1998 as compared to $29,928 in expense for the quarter ended June 30, 1997. During the first quarter of fiscal 1999, the Company recorded other income for a refund received from one of the Company's service suppliers. Interest expense increased due to additional draws on the Company's line of credit and term note payable.

Liquidity and Capital Resources

Operating Activities -- Net cash used in operating activities was $347,341 for the period ended June 30, 1998 compared to net cash provided of $294,361 for the same period in 1997. This change in operating activities is the result of a build up in the Company's inventory balances to provide for increased sales during the second quarter of fiscal 1999. In addition, the Company's receivable balance has increased due to the addition of retail accounts and the abatement of one large foodservice account.

Investing Activities -- Net cash used in investing activities totaled $309,917 for the period ended June 30, 1998 compared to net cash used of $316,201 for the same period in 1997.
Purchases of property and equipment decreased as a result of construction on the new manufacturing equipment nearing completion during the first quarter of fiscal 1999.

Financing Activities -- Net cash flows from financing activities were $776,757 for the three months ended June 30, 1998 compared to $24,739 for the same period in 1997. The large cash flows from financing activities in the three months ended June 30, 1998 resulted from additional advances on the line of credit to finance working capital needs related to the increase in inventory and accounts receivable.

Outlook

Management is not aware of any adverse trends that would materially affect the Company's projected financial growth. It is expected that fiscal 1999 will be another year of continued improvement for the Company.

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
         Specific Equipment with FINOVA Financial Services
         (Filed as Exhibit 10.33 on Form 10-KSB for the fiscal year ended March 31, 1998, and incorporated herein by reference.)

 27		  		Financial Data Schedule (Filed herewith.)


Reports on Form 8-K

         No reports on Form 8-K were filed during the three months ended June 30, 1998.



* - Previously filed

                         SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.











                                     	GALAXY FOODS COMPANY



                                      /s/Angelo S. Morini
Date:  August 10, 1998 	              Angelo S. Morini
                                      Chairman and President
                                    	(Principal Executive Officer)






Date:  August 10, 1998	              /s/Cynthia L. Hunter
                                    	Cynthia L. Hunter, CPA
                                    	Chief Financial Officer
                                    	(Principal Financial and
                                     	Accounting Officer)