Form 10-Q
period 1998-09-30
GALAXY FOODS CO
filed 1998-11-13
CIK 819527

FORM 10-Q

                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549


_________________________________________________________________
_

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
	THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 1998




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


	On September 30, 1998, there were 61,755,267 shares of
Common Stock $.01 par value per share, outstanding.

                            GALAXY FOODS COMPANY

                             Index to Form 10-Q
                    For Quarter Ended September 30, 1998




                                                                	PAGE NO.

PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Balance Sheets                                                    	3
		Statements of Income	                                              4
  Statements of Cash Flows                          	                5
		Notes to Financial Statements	                                     6-7

	Item 2.	Management's Discussion and Analysis of
			Financial Condition and Results of Operations                  	  8-11



PART II.	OTHER INFORMATION

	Item 6.	Exhibits and Reports on Form 8-K                           	12-15



SIGNATURES	                                                          16

                     PART I.  FINANCIAL INFORMATION

                         GALAXY FOODS COMPANY

                           BALANCE SHEETS





                                              SEPTEMBER 30,     MARCH 31,
                                                  1998             1998
                                              (Unaudited)      (Unaudited)

                                      ASSETS

CURRENT ASSETS:
Cash and cash equivalents                      $       598     $     20,069
Trade receivables, net                           3,779,366        2,646,667
Inventories                                      5,351,270        2,458,743
Prepaid expenses                                   792,876          464,701

Total current assets                             9,924,110        5,590,180

PROPERTY & EQUIPMENT, NET                       10,854,687       10,668,155
OTHER ASSETS                                       129,819          190,717
    TOTAL                                      $20,908,616     $ 16,449,052

                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Book overdrafts                                $   634,080     $    836,762
Line of credit                                   3,532,413        1,840,757
Accounts payable - trade                         1,958,796        1,088,658
Accrued liabilities                                388,517          453,662
Current portion of term note payable               150,000          150,000
Current portion of obligations
  under capital leases                              18,944           21,517

Total current liabilities                        6,682,750        4,391,356

TERM NOTE PAYABLE, less current portion          2,825,847        1,276,847
OBLIGATIONS UNDER CAPITAL LEASES,
   less current portion                              8,106           11,152

Total liabilities                                9,516,703        5,679,355

COMMITMENTS AND CONTINGENCIES                            -                -

STOCKHOLDERS' EQUITY:
Common stock                                       617,553          617,065
Additional paid-in capital                      45,957,387       45,930,645
Accumulated deficit                            (22,410,827)     (23,005,813)
                                                24,164,113       23,541,897
Less:  Notes receivable arising from
  the exercise of stock options and sale of
  common stock                                  12,772,200       12,772,200

Total stockholders' equity                      11,391,913       10,769,697

    TOTAL                                      $20,908,616      $16,449,052



See accompanying notes to condensed financial statements.

                              GALAXY FOODS COMPANY

                              STATEMENTS OF INCOME

                                       SIX MONTHS ENDED   THREE MONTHS ENDED
                                        SEPTEMBER 30,      SEPTEMBER 30,
                                      1998       1997      1998        1997
                                  (Unaudited)(Unaudited)(Unaudited)(Unaudited)

NET SALES                        $13,346,376 $10,915,451 $7,583,838 $5,031,997

COST OF GOODS SOLD                 9,555,899   8,551,410  5,224,605  3,781,453

Gross margin                       3,790,477   2,364,041  2,359,233  1,250,544

OPERATING EXPENSES:
Selling                            1,454,906     940,190    877,045    526,993
Delivery                             654,706     439,867    380,660    222,141
General and administrative           937,094     721,965    554,182    336,199
Research and development              87,872      96,147     47,354     52,388
  Total operating expenses         3,134,578   2,198,169  1,859,241  1,137,721

INCOME FROM OPERATIONS               655,899     165,872    499,992    112,823

OTHER INCOME (EXPENSE):
Interest expense                     (96,297)    (39,830)   (53,832)    (7,885)
Interest income                            -       2,547          -        239
Other income                          35,384      19,924      1,342     20,215
Total                                (60,913)    (17,359)   (52,490)    12,569

NET INCOME                        $  594,986  $  148,513  $ 447,502 $  125,392

BASIC NET EARNINGS PER
  COMMON SHARE                    $     0.01  $        -  $    0.01 $        -

DILUTED NET EARNINGS PER
  COMMON SHARE                    $     0.01              $     0.01


               See accompanying notes to condensed financial statements.

                             GALAXY FOODS COMPANY

                           STATEMENTS OF CASH FLOWS


                                                        SIX MONTHS ENDED
                                                          SEPTEMBER 30,
                                                        1998         1997
                                                  (Unaudited)     (Unaudited)
CASH FLOWS FROM/(USED IN) OPERATING
   ACTIVITIES:
Net Income                                      $     594,986    $    148,513
   ADJUSTMENTS TO RECONCILE NET INCOME
   TO NET CASH PROVIDED BY (USED IN)
   OPERATING ACTIVITIES:
Depreciation expense                                  176,188         320,463
Gain on sale of assets                                      -          (1,329)
Provision for losses on trade receivables              89,607               -
Consulting and director fee expense paid through
  issuance of common stock warrants                    15,560          39,813
(Increase) decrease in:
  Trade receivables                                (1,222,306)       (205,596)
  Inventories                                      (2,892,527)       (763,715)
  Prepaid expenses                                   (282,837)        (38,154)
Increase (decrease) in:
  Accounts payable                                    870,138         961,587
  Accrued liabilities                                 (65,145)        (23,370)
NET CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES                             (2,716,336)        438,212

CASH FLOWS FROM/(USED IN) INVESTING
  ACTIVITIES:
Purchase of property and equipment                   (362,720)       (534,635)
Sale of marketable securities                               -         300,000
NET CASH USED IN INVESTING ACTIVITIES                (362,720)       (234,635)

CASH FLOWS FROM/(USED IN) FINANCING ACTIVITIES:
Net borrowings (repayments) on line of credit       1,691,656      (1,457,849)
Net draws on term note payable                      1,549,000       1,208,632
Book overdrafts                                      (202,682)              -
Principal payments on capital lease obligations        (5,619)        (17,272)
Proceeds from issuance of common stock, net of
  offering costs                                       25,730          16,521
Proceeds from exercise of common stock options          1,500          45,234
Refund of stock issuance costs                              -           8,750
NET CASH FROM/(USED IN) FINANCING ACTIVITIES        3,059,585        (195,984)

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                   (19,471)          7,593
CASH AND CASH EQUIVALENTS, BEGINNING
   OF PERIOD                                           20,069          16,485
CASH AND CASH EQUIVALENTS, END
   OF PERIOD                                      $       598    $     24,078


       See accompanying notes to condensed financial statements.

                             GALAXY FOODS COMPANY

                        NOTES TO FINANCIAL STATEMENTS


(1)	Management Representation
	In the opinion of Galaxy Foods Company (the "Company"), the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Company's financial position, results of operations and cash flows for the periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

	The financial statements should be read in conjunction with the financial statements and the related disclosures contained in the Company's Form 10-KSB dated May 29, 1998, except for Note 10 which is as of June 3, 1998, filed with the Securities and Exchange Commission.

(2)	Reclassifications
Certain items in the financial statements of prior periods have been reclassified to conform to current period presentation.

(3)	Inventories
	Inventories are summarized as follows:
                                     	SEPTEMBER 30,    	MARCH 31,
	                                        	1998	          		1998
	                                    	(unaudited)
	Raw materials	                       $  2,493,103    	$	1,277,783
	Finished goods	                         2,858,167     		1,180,960
		Total	                              $  5,351,270    	$	2,458,743

(4)	Earnings per Share
	The following is a reconciliation of basic net earnings per share to diluted net earnings per share for the three month and six month periods ended September 30, 1998:

                         														Three months			 Six months
															                         ended September 30, 1998

	Basic net earnings per share						$           .01		 $          .01

	Weighted average shares outstanding -
    basic	                              61,717,045	      61,716,800
	Potential shares exercisable under
    stock option plans        									  1,114,000	       1,114,246
	Potential shares exercisable under
    warrant	agreements 	       								  7,738,961        7,738,961
	Less:  Shares assumed repurchased under
	     Treasury stock method							      (6,909,735)	     (6,909,489)

	Average shares outstanding - diluted 			63,660,271		   	63,660,518
	Diluted earnings per share						   $	          .01		 $  	       .01

                            GALAXY FOODS COMPANY

                  NOTES TO CONDENSED FINANCIAL STATEMENTS
                                (Continued)


(5)		Supplemental Cash Flow Information
For purposes of the statement of cash flows, all highly liquid investments with a maturity date of three months or less are considered to be cash equivalents. Cash and cash equivalents include checking accounts, money market funds and certificates of deposits.

For the six months ended September 30,									    1998          1997

Noncash financing and investing activities:
	Consulting and directors fees paid through
  issuance of common stock warrants           	$  15,560     $   39,813

Cash paid for:
	Interest                                     	$  96,297    	$   39,830

                              GALAXY FOODS COMPANY

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations


The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this report.

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

Results of Operations

Net Sales were $7,583,838 in the quarter ended September 30, 1998, compared to net sales of $5,031,997 for the quarter ended
September 30, 1997, an increase of 51%.  Net sales were $13,346,376 for the six months ended September 30, 1998 as compared to $10,915,451 for the same period one year ago, an increase of 22%. The increase in sales was attributed to an increase in marketing activities to promote the Company's Veggie brand of products. In addition, as a result of increased brand awareness and marketing activities, there has been an escalation of orders from major retail and food service customers throughout fiscal 1998 and through the second quarter of fiscal 1999. The Company expects this trend in sales volume to continue throughout fiscal 1999.

Cost of Goods Sold were $5,224,605 representing 69% of net sales for the quarter ended September 30, 1998, compared with $3,781,453 or 75% of net sales for the same period ended September 30, 1997. Cost of Goods Sold were $9,555,899 for the six months ended September 30, 1998, representing 71.5% of net sales as compared to $8,551,410 or 78% of net sales for the six months ended September 30, 1997. The Company was able to improve gross margin by focusing on production efficiencies, price control and changes in the product mix to focus on sales of higher margin, branded products.

Selling expenses were $877,045 for the quarter ended September 30, 1998, compared with $526,993 for the same period ended September 30, 1997, an increase of 66%. For the six months ended September 30, 1998, selling expenses were $1,454,906 as compared to $940,190 for the same period one year ago. The increase in expenses over the same period a year ago is mainly attributed to a new advertising campaign to promote the Company's flagship line of products, Veggie. In addition, there are variable expenses, including brokerage commissions that increase in proportion to the increase in sales.

Delivery expenses were $380,660 for the quarter ended September 30, 1998, compared with $222,141 for the same period ended September 30, 1997, a 71% increase. Delivery expenses were $654,706 for the six months ended September 30, 1998 as compared to $439,867 for the six months ended September 30, 1997. The increase in delivery costs is a result of the increase in sales shipments to customers for the periods ended September 30, 1998 as compared with the same periods in the prior year. In addition, shipping rates experienced an increase during this quarter over the same quarter a year ago.

General and Administrative expenses were $554,182 for the quarter ended September 30, 1998, compared with $336,199 for the same period ended September 30, 1997, a 65% increase. General and administrative expenses increased 30% to $937,094 for the six months ended September 30, 1998 as compared to $721,964 for the same period on year ago. This change is primarily attributed to increased expenses for consulting services and employee salaries.

Research and Development expenses were $47,354 for the quarter ended September 30, 1998, compared with $52,388 for the quarter ended September 30, 1997. These expenses were $87,872 for the six months ended September 30, 1998 as compared to $96,147 for the same period one year ago. This decrease in expenses is largely due to a reduction in costs related to fewer new products in the development stage during fiscal 1999 as compared to the same period in fiscal 1998

Other Income and Expenses netted to $52,490 in expense for the quarter ended September 30, 1998 as compared to $12,569 in income for the quarter ended September 30, 1997. These expenses netted to $60,913 for the six months ended September 30, 1998 as compared to $17,359 for the same period in fiscal 1998. Interest expense increased due to additional draws on the line of credit and the capitalization of interest expense to the equipment line of credit during fiscal 1998.

Liquidity and Capital Resources

Operating Activities -- Net cash used by operating activities was $2,716,336 for the six months ended September 30, 1998 compared to net cash provided of $438,212 for the same period in 1997. This change in operating activities is the result of a build-up of inventory and accounts receivable associated with an increase in sales during the latter portion of the quarter ended September 30, 1998. In addition, in an effort to increase response time to customer orders, the Company is accumulating an inventory of finished goods for their most post popular product lines.

Investing Activities -- Net cash used in investing activities totaled $362,750 for the period ended September 30, 1998 compared
to net cash used of $234,635 for the same period in 1997.   The
increase in cash used for investing activities resulted from the sale of marketable securities during fiscal 1998. As of September 30, 1997, all marketable securities had been sold by the Company.

Financing Activities -- Net cash flows from financing activities were $3,059,585 for the six months ended September 30, 1998 compared to cash flows used in financing activities of $195,984 for the same period in 1997. This increase is attributed to increased draws on the Company's line of credit to finance the increase in accounts receivable and inventory.

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

During June 1998, the Company signed an amendment to the above contract which expanded the line of credit availability to $3.5 million and the term not payable to $3 million. The amendment also reduced the interest on the line of credit and term note to prime plus one percent.

On October 8, 1998, the Company entered into an agreement whereby the Company would issue 2,500,000 shares of the Company's common stock to an individual in a private placement. The shares were issued at a price equal to the Common Stock's closing bid price on the date of the agreement. The per share price was $0.375, resulting in $937,500 in net proceeds. The Company intends to utilize the proceeds for working capital needs of the Company such as to increase inventory levels, expand marketing efforts and for general corporate purposes.

Outlook

Management is not aware of any adverse trends that would materially affect the Company's projected financial growth. It is expected that fiscal 1998 will be another year of continued improvement for the Company.

Recent Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" ("FAS 130") and No. 131. "Disclosure about Segments of an Enterprise and Related Information" ("FAS 131"). FAS 130 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. Both FAS 130 and FAS 131 are effective for periods beginning after December 15, 1997. Because of the recent issuance of the standards, management has been unable to fully evaluate the impact, if any, they may have on future financial statement disclosures.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). FAS 133 requires companies to recognize all derivative contracts as either assets of liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may specifically be designated as a hedge, the objective of which is to match the timing of gain or loss recognition of: (I) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk; or (ii) the earnings effect of the hedged transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized as income in the period of change. FAS 133 is effective for all fiscal year quarters of fiscal years beginning after June 15, 1999.

Historically, the Company has not entered into any derivative contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard on April 1, 2001 to affect its financial statements.

Year 2000 Compliance

The Year 2000 problem is the result of information technology systems and embedded systems (products that are made with microprocessor (computer) chips) using a two-digit format, as opposed to four digits, to indicate the year. Such information technology and embedded systems may be unable to properly recognize and process date-sensitive information beginning January 1, 2000.

The Company has undertaken an assessment of the potential impact of the Year 2000 issue to its internal operations. Such assessment has included a review of the impact primarily in the following areas: production and manufacturing systems, business systems, including sales and marketing, billing, and infrastructure consists of a network of personal computers and servers that were obtained from major suppliers. The Company also utilizes various business, administrative and financial software applications on the infrastructure to perform the business functions of the Company. The Company is in the process of testing and upgrading its information technology systems and embedded systems, which may be affected by the Year 2000 issue. Based on the progress the Company has made in identifying and addressing the Company's Year 2000 issues and the plan and timeline to complete the compliance program, management does not foresee significant risks associated with the Company's Year 2000 compliance at this time. Management estimates that the testing, upgrading, and replacement of affected systems will be completed by June 30, 1999. However, the inability of the Company to identify and timely correct material Year 2000 deficiencies in the software and/or infrastructure could result in an interruption in, or failure of, certain of the Company's business activities or operations.

The Company has established a team dedicated to periodically reviewing not only the internal information technology and embedded systems used in the operation of the Company, but also the information technology and embedded systems and the Year 2000 compliance plans of the Company's significant customers and suppliers, shipper, utilities, financial institutions and transfer agent. The Company has material third party relationships with its customers, suppliers, shippers, utilities, financial institutions, and transfer agent. If the operations of any of these third parties are adversely impacted by Year 2000 deficiencies, it may have a material impact on the Company. Accordingly, the Company is in the process of requesting information and documentation from the Company's significant customers and suppliers, shippers, utilities, financial institutions, and transfer agent relating to their Year 2000 compliance plans. At this time, the Company has not yet received sufficient certifications to be assured that its customer, suppliers, shippers, utilities, financial institutions, and transfer agent have fully considered and mitigated any potential material impact of the Year 2000 deficiencies. Therefore, management does not, at this time, know of the potential costs to the Company of any adverse impact or effect of any Year 2000 deficiencies by these third parties.

Because the Company is still evaluating the status of the systems used in business activities and operations of the Company and the systems of the third parties with which the Company conducts its business, management has not yet developed a comprehensive contingency plan and are unable to identify "the most reasonably
likely worst case scenario" at this time.   As management
identifies significant risks related to the Company's Year 2000 compliance or if the Company's Year 2000 compliance program's progress deviates substantially from the anticipated timeline, management will develop appropriate contingency plans.

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
Specific Equipment with FINOVA Financial Services
(Filed as exhibit 10.33 on Form 10-QSB for quarter ended June 30, 1997, and incorporation herein by reference.)

 27				Financial Data Schedule (Filed herewith.)


Reports on Form 8-K

				Form 8-K filed on September 11, 1998 to disclose
    possible Nasdaq delisting of the Company's common stock from the Small-Cap Exchange.

* - Previously filed

                                SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.








                                    	GALAXY FOODS COMPANY

Date: October 28, 1998 	             /s/Angelo S. Morini
	                                    Angelo S. Morini
	                                    Chairman and President
	                                    (Principal Executive Officer)


Date:  October 28, 1998              /s/Cynthia L. Hunter
                                    	Cynthia L. Hunter, CPA
                                    	Chief Financial Officer
                                    	(Principal Financial and
                                     Accounting Officer)