Form 10-Q
period 1998-12-31
GALAXY FOODS CO
filed 1999-02-16
CIK 819527

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

   ________________________________________________________________


[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
   	THE SECURITIES EXCHANGE ACT OF 1934

            For The Quarterly Period Ended December 31, 1998

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


On January 31, 1999, there were 64,255,267 shares of Common
Stock $.01 par value per share, outstanding.

                        GALAXY FOODS COMPANY

                         Index to Form 10-Q
                For Quarter Ended December 31, 1998




                                                                   	PAGE NO.

PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Balance Sheets                                                       	3
		Statements of Income	                                                 4
		Statements of Cash Flows                                             	5
		Notes to Financial Statements	                                      6-7

	Item 2.	Management's Discussion and Analysis of
			Financial Condition and Results of Operations	                    8-11

	Item 4.  Submission of Matters to a Vote of Security Holders	         12

PART II.	OTHER INFORMATION

	Item 6.	Exhibits and Reports on Form 8-K                          	13-16

SIGNATURES	                                                            17

                       PART I.  FINANCIAL INFORMATION
                            GALAXY FOODS COMPANY
                               BALANCE SHEETS


                                                    December 31,   March 31,
                                                        1998          1998
                                                    (Unaudited)
                                    ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                        $        510        20,069
  Trade receivables, net                              4,082,786     2,646,667
  Inventories                                         6,746,634     2,458,743
  Prepaid expenses                                    1,062,347       464,701
    Total current assets                             11,892,277     5,590,180

PROPERTY & EQUIPMENT, NET                            11,363,775    10,668,155
OTHER ASSETS                                            129,939       190,717
      TOTAL                                        $ 23,385,990    16,449,052

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Book overdrafts                                  $    817,901       836,762
  Line of credit                                      3,822,428     1,840,757
  Accounts payable - trade                            2,510,900     1,088,658
  Accrued liabilities                                   322,977       453,662
  Current portion of term note payable                  150,000       150,000
  Current portion of obligations under capital leases    18,944        21,517
    Total current liabilities                         7,643,150     4,391,356

TERM NOTE PAYABLE,
  less current portion                                2,764,847     1,276,847
OBLIGATIONS UNDER CAPITAL LEASES,
  less current portion                                    6,687        11,152
    Total liabilities                                10,414,683     5,679,355

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Convertible preferred stock                                 -             -
  Common stock                                          642,553       617,065
  Additional paid-in capital                         46,869,887    45,930,645
  Accumulated deficit                               (21,768,933)  (23,005,813)
                                                     25,743,507    23,541,897

  Less: Noted receivable arising from the exercise
    of stock options and sale of common stock        12,772,200    12,772,200
    Total stockholders' equity                       12,971,307    10,769,697
      TOTAL                                          23,385,990    16,449,052

           See accompanying notes to financial statements.

                          GALAXY FOODS COMPANY
                          STATEMENTS OF INCOME

                                      NINE MONTHS ENDED       THREE MONTHS ENDED
                                         DECEMBER 31,            DECEMBER 31,
                                       1998         1997      1998        1997
                                         (Unaudited)             (Unaudited)

NET SALES                          21,362,621  15,483,848  8,016,245  4,568,397

COST OF GOODS SOLD                 14,696,095  11,789,444  5,140,196  3,238,034
  Gross Margin                      6,666,526   3,694,404  2,876,049  1,330,363

OPERATING EXPENSES:
  Selling                           2,554,464   1,562,580  1,099,558    622,390
  Delivery                          1,096,136     664,121    441,430    224,254
  General and administrative        1,477,595     965,544    540,501    243,579
  Research and development            136,785     114,963     48,913     18,816
    Total operating expenses        5,264,980   3,307,208  2,130,402  1,109,039

INCOME FROM OPERATIONS              1,401,546     387,196    745,647    221,324

OTHER INCOME (EXPENSE):
  Interest expense                   (197,624)    (65,127)  (101,327)   (25,297)
  Interest income                           -       4,744          -      2,197
  Other income                         32,958      20,315     (2,426)       391
    Total                            (164,666)    (40,068)  (103,753)   (22,709)

NET INCOME                          1,236,880     347,128    641,894    198,615

BASIC NET EARNINGS PER COMMON SHARE      0.02        0.01       0.01          -

DILUTED NET EARNINGS PER COMMON SHARE    0.02        0.01       0.01          -


             See accompanying notes to financial statements.

                              GALAXY FOODS COMPANY
                            STATEMENTS OF CASH FLOWS
                                              			NINE MONTHS ENDED DECEMBER 31,
	                                                	   	1998            		1997
                                               			(Unaudited)     		(Unaudited)
[S]                                           [C]               [C]
CASH FLOWS FROM/(USED IN) OPERATING ACTIVITIES:
	Net Income	                                  $ 	  1,236,880  	 $     	347,128
   ADJUSTMENTS TO RECONCILE NET INCOME
   TO NET CASH PROVIDED BY (USED IN)
   OPERATING ACTIVITIES:
	Depreciation expense		                              517,901        		 484,451
	Gain on sale of assets		                                  -         		 (1,329)
	Bad debt expense		                                   89,607              		 -
 Consulting and director fees paid through
	  issuance of common stock warrants		                15,440          	122,673
	(Increase) decrease in:
	  Trade receivables		                            (1,525,726)      		 (839,107)
	  Inventories		                                  (4,287,891) 	       (585,541)
	  Prepaid expenses		                               (552,308)         	(64,353)
	Increase (decrease) in:
	  Accounts payable 		                             1,422,242      		 1,346,099
	  Accrued liabilities		                            (130,685)       		 (36,310)
 	NET CASH PROVIDED BY (USED IN)
 	OPERATING ACTIVITIES		                          (3,214,540) 	      	 773,711

CASH FLOWS FROM/(USED IN) INVESTING ACTIVITIES:
	Purchase of property and equipment		             (1,213,521)	     (1,336,493)
	Sale of marketable securities		                           -        		 300,000
	NET CASH USED IN INVESTING
	ACTIVITIES		                                     (1,213,521)		    (1,036,493)

CASH FLOWS FROM/(USED IN) FINANCING ACTIVITIES:
	Net borrowings on line of credit		                1,981,671		        204,111
	Book overdrafts 		                                  (18,861)            		 -
	Borrowings under term note payable		              1,488,000		              -
 Principal payments on capital lease obligations		   (7,038) 	  	     (20,991)
 Proceeds from exercise of common stock options		      1,500 		             -
 Proceeds from issuance of common stock              963,230            16,521
	Refund of stock issuance costs		                          -   		        8,750
	NET CASH FROM FINANCING
	ACTIVITIES		                                      4,408,502 		        265,675

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS			                               (19,559) 		         2,893
CASH AND CASH EQUIVALENTS, BEGINNING
   OF PERIOD			                                       20,069 		         16,485
CASH AND CASH EQUIVALENTS, END
   OF PERIOD	                                  	$  	     510   	 $ 	    19,378

             See accompanying notes to condensed financial statements.

                            GALAXY FOODS COMPANY

                       NOTES TO FINANCIAL STATEMENTS


(1)	Management Representation
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

(2)	Reclassifications
Certain items in the financial statements of prior periods have been reclassified to conform to current period presentation.

(3)	Inventories
Inventories are summarized as follows:
                                             	DECEMBER 31,	  MARCH 31,
		                                               1998			       1998
		                                            (unaudited)
	Raw materials	                               $  2,189,717 	$	1,277,783
	Finished goods	                                 4,556,917		  1,180,960
		Total	                                      $  6,746,634	 $	2,458,743


(4)	Earnings per Share
	The following is a reconciliation of basic net earnings per share to diluted net earnings per share for the three month and six month periods ended December 31, 1998:

                         														Three months			 Nine months
															                          ended December 31, 1998

	Basic net earnings per share						$           .01			$         .02

	Weighted average shares outstanding
   - basic	                             64,255,267	    	64,303,983
	Potential shares exercisable under
   stock option plans         									  1,114,246			    1,114,246
	Potential shares exercisable under
   warrant	agreements 			         						10,021,570 	     8,502,850

	Less:  Shares assumed repurchased
   under treasury stock method 							 (9,178,053)			   (8,147,493)

	Average shares outstanding - diluted		66,213,030      	65,773,586
	Diluted earnings per share				    		$	       .01			  $	       .02

                             GALAXY FOODS COMPANY
                  NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 (Continued)


 (5)		Supplemental Cash Flow Information
For purposes of the statement of cash flows, all highly liquid investments with a maturity date of three months or less are considered to be cash equivalents. Cash and cash equivalents include checking accounts, money market funds and certificates of deposits.

For the nine months ended December 31,							    1998  		       1997

Noncash financing and investing activities:
	Consulting and directors fees paid through
  issuance of	common stock warrants	             15,440  	   $  122,673

	Warrants issued for consulting services	            --     	$    9,550

Cash paid for:
	Interest                                    	$ 197,624      	$  39,830

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

Results of Operations

Net Sales were $8,016,245 in the quarter ended December 31, 1998, compared to net sales of $4,568,397 for the quarter ended December 31, 1997, an increase of 75%. Net sales were $21,362,621 for the nine months ended
December 31, 1998 as compared to $15,483,848 for the same period one year ago, an increase of 38%. The increase in sales was attributed to an increase in sales generated by marketing activities related to the promotion of the Company's Veggie brand of products. In addition, as a result of increased brand awareness and marketing activities, there has been an escalation of orders from major retail and food service customers throughout fiscal 1998 and through the third quarter of fiscal 1999. The Company expects this trend in sales volume to continue throughout fiscal 1999.

Cost of Goods Sold were $5,140,196 representing 64% of net sales for the quarter ended December 31, 1998, compared with $3,238,034 or 71% of net sales for the same period ended December 31, 1997. Cost of Goods Sold were $14,696,095 for the nine months ended December 31, 1998, representing 69% of net sales as compared to $11,789,444 or 76% of net sales for the nine months ended December 31, 1997. The Company was able to improve gross margin by focusing on production efficiencies, price control and changes in the product mix to focus on sales of higher margin, branded products.

Selling expenses were $1,099,558 for the quarter ended December 31, 1998, compared with $622,390 for the same period ended December 31, 1997, an increase of 77%. For the nine months ended December 31, 1998, selling expenses were $2,554,464 as compared to $1,562,580 for the same period one year ago. The increase in expenses over the same period a year ago is mainly attributed to a new advertising campaign to promote the Company's flagship line of products, Veggie. In addition, there are variable expenses, including brokerage commissions that increase in proportion to the increase in sales.

Delivery expenses were $441,430 for the quarter ended December 31, 1998, compared with $224,254 for the same period ended December 31, 1997, a 97% increase. Delivery expenses were $1,096,136 for the nine months ended December 31, 1998 as compared to $664,121 for the nine months ended December 31, 1997. The increase in delivery costs is a result of the increase in sales shipments to customers for the periods ended December 31, 1998 as compared with the same periods in the prior year. In addition, shipping rates experienced an increase during this quarter over the same quarter a year ago.

General and Administrative expenses were $540,501 for the quarter ended December 31, 1998, compared with $243,579 for the same period ended December 31, 1997, a 122% increase. General and administrative expenses increased 53% to $1,477,595 for the nine months ended December 31, 1998 as compared to $965,544 for the same period on year ago. This change is primarily attributed to increased expenses for consulting services and employee salaries.

Research and Development expenses were $48,913 for the quarter ended December 31, 1998, compared with $18,816 for the quarter ended December 31, 1997. These expenses were $136,785 for the nine months ended December 31, 1998 as compared to $114,963 for the same period one year ago. This increase in expenses is due to the capitalization of development costs for the new foodservice machinery during fiscal 1998.

Other Income and Expenses netted to $103,753 in expense for the quarter ended December 31, 1998 as compared to $22,709 in expense for the quarter ended December 31, 1997. These expenses netted to $164,666 for the nine months ended December 31, 1998 as compared to $40,068 for the same period in fiscal 1998. Interest expense increased due to additional draws on the line of credit during fiscal 1999 and the capitalization of interest expense to the equipment line of credit during fiscal 1998.

Liquidity and Capital Resources

Operating Activities -- Net cash used by operating activities was $3,214,540 for the nine months ended December 31, 1998 compared to net cash provided of $773,711 for the same period in 1997. This change in operating activities is the result of a build-up of inventory and accounts receivable associated with an increase in sales during fiscal 1999. In addition, in an effort to increase response time to customer orders, the Company is accumulating an inventory of finished goods for their most post popular product lines.

Investing Activities -- Net cash used in investing activities totaled $1,213,521 for the period ended December 31, 1998
compared to net cash used of $1,036,493 for the same period in
1997.   The increase in cash used for investing activities during fiscal
1999 as compared to fiscal 1998 resulted from the sale of marketable securities during fiscal 1998. As of December 31, 1997, all marketable securities had been sold by the Company.

Financing Activities -- Net cash flows provided by financing activities were $4,408,502 for the nine months ended December 31, 1998 compared to cash flows provided by financing activities of $265,675 for the same period in 1997. This increase is attributed to increased draws on the Company's line of credit and term note and proceeds from the sale of common stock to finance the increase in accounts receivable and inventory.

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

The Company has undertaken an assessment of the potential impact of the Year 2000 issue to its internal operations. Such assessment has included a review of the impact primarily in the following areas: production and manufacturing systems, business systems, including sales and marketing, billing, and infrastructure consists of a network of personal computers and servers that were obtained from major suppliers. The Company also utilizes various business, administrative and financial software applications on the infrastructure to perform the business functions of the Company. The Company is in the process of testing and upgrading its information technology systems and embedded systems, which may be affected by the Year 2000 issue.
Based on the progress the Company has made in identifying and addressing the Company's Year 2000 issues and the plan and timeline to complete the compliance program, management does not foresee significant risks associated with the Company's Year 2000 compliance at this time. Management estimates that the testing, upgrading, and replacement of affected systems will be completed by June 30, 1999. However, the inability of the Company to identify and timely correct material Year 2000 deficiencies in the software and/or infrastructure could result in an interruption in, or failure of, certain of the Company's business activities or operations. During Fiscal 1999, the Company replaced its accounting and manufacturing software packages to systems which are Year 2000 compliant. The Company has also replaced any existing hardware which was not Year 2000 compliant. These replacements were part of the normal upgrades to the Company's systems.

The Company has established a team dedicated to periodically reviewing not only the internal information technology and embedded systems used in the operation of the Company, but also the information technology and embedded systems and the Year 2000 compliance plans of the Company's significant customers and suppliers, shipper, utilities, financial institutions and transfer agent. The Company has material third party relationships with its customers, suppliers, shippers, utilities, financial institutions, and transfer agent. If the operations of any of these third parties are adversely impacted by Year 2000 deficiencies, it may have a material impact on the Company.
Accordingly, the Company has requested information and documentation from the Company's significant customers and suppliers, shippers, utilities, financial institutions, and transfer agent relating to their Year 2000 compliance plans in the form of a survey. At this time, the Company has received approximately 50% of its certifications from vendors and customers. With respect to the certifications received, no significant problems which could result in a material loss were noted. The Company will contact any customers and suppliers who have not responded by March 31, 1999. Therefore, management does not, at this time, know of the potential costs to the Company of any adverse impact or effect of any Year 2000 deficiencies by these third parties.

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

                           Galaxy Foods Company

          Submission of Matters to a Vote of Security Holders

On November 11, 1998, the Company held its Annual Meeting of
Stockholders to elect directors for the coming year and to ratify the retention of the Company's independent Certified Public
Accountants.

In regards to the election of directors, the following directors were elected with a majority of votes as noted:

Director Name				   					Votes For			Votes Withheld

Marshall K. Luther							34,585,083			1,039,749

Angelo S. Morini			 					34,305,396			1,319,436

Earl G. Tyree				   					34,547,533			1,077,299

Douglas A. Walsh, MD		 		34,458,183			1,166,649

The proposal to ratify the retention of BDO Seidman L.L.P. as the Company's independent Certified Public Accountants also passed with 34,757,393 votes for the proposal, 637,411 against, and 230,028 abstaining.

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






                                        	GALAXY FOODS COMPANY



Date: February 10, 1999	                 /s/Angelo S. Morini
                                        	Angelo S. Morini
                                        	Chairman and President
                                        	(Principal Executive Officer)



Date:  February 10, 1999                	/s/Cynthia L. Hunter
                                        	Cynthia L. Hunter, CPA
                                        	Chief Financial Officer
                                        	(Principal Financial and
                                        	Accounting Officer)