Form 10-K
period 1999-03-31
GALAXY FOODS CO
filed 1999-06-29
CIK 819527

2

`________________________________________________________________

                                                             1998
            U. S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-K

          ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE
                SECURITIES EXCHANGE ACT OF 1934

            For The Fiscal Year Ended March 31, 1999

                   Commission File No. 0-16251

                      GALAXY FOODS COMPANY
   (name of small business issuer as specified in its charter)

        Delaware                        25-1391475
        (State or other jurisdiction of (I.R.S. Employer incorporation of organization) Identification No.)

      2441 Viscount Row
      Orlando, Florida                   32809
      (Address of principal
       executive offices)                (Zip Code)

Registrant's telephone number:  (407) 855-5500

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

             Common Stock, par value $.01 per share
                        (Title of Class)

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the
Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.    Yes    X      No    _____

Check if a disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.  [   ]

State  registrant's revenues for its most recent fiscal year.   $
29,790,025

The aggregate market value of the voting stock held by non-affiliates as of June 1, 1999 was $ 32,140,612 based on the closing sales price of $ 3.50 per share on such date.

The number of shares outstanding of Galaxy Foods Company's Common
Stock as of June 1, 1999 was 9,183,032.

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

PRODUCTS

Veggie Natures Alternative - Complete line of healthy dairy alternatives - The Company's flagship brand - a complete line of nutritious dairy alternative products made with soy. All Veggie products are low in fat, contain less calories and are cholesterol and lactose free. The Veggier product line includes Veggier Slices, Veggie Chunks, Veggie Cream Cheese, Veggie Sour Cream, Veggie Butter, Veggie Honey Butter, Veggie Grated Toppings, Veggie Milk, Veggie Ice Cream, Veggie Yogurt and Sweetened Condensed Milk.

Dairy Free - Soymage Vegan Dairy Alternatives -   Soymage products were
developed for health food and specialty stores. These products are for consumers who are allergic to dairy products, specifically milk protein and / or are practicing a vegan lifestyle. The Soymage Vegan line is completely dairy free, contains no animal fats and has no casein ( skim milk protein). The Soymage Vegan product line includes: vegan cheese slices, vegan grated toppings, vegan chunk cheese and vegan sour cream and cream cheese alternatives.

Soy Free - Soy Free Dairy Alternatives made with Rice, Oat and Almond -- The Company has developed three dairy free alternatives made with organic brown rice, almonds and oats. All three lines are low fat, cholesterol free, lactose free, soy free and are fortified with essential vitamins and minerals. These products are formulated for people with soy allergy or just looking for alternatives for conventional dairy products. The Soy Free product line includes: Individual slices available in Rice, Oat and Almond. Chunks available in Rice, Oat and Almond. Sour cream and butter are available as well.

Veggy - Soy Nutritious - Soy Dairy Alternatives - These Veggy products offer the taste of cheese, are available in many forms, and are made from soy. These products are low fat or fat free, and are lactose and cholesterol free. The Veggy product line are available in singles and chunks, and several flavors are available.

Wholesome Valley Organic - Products made from organic milk - These products are processed cheese foods made from organic milk, and contain 1/3 less fat than regular processed cheese food. The farmland, cows and feed are free from pesticides, antibiotics, growth hormones and chemicals.

Ultimate Smoothie - Energy Boost Smoothie Mix - The Company's protein smoothie mix is nutritionally complete and serves as an energy booster and meal replacement. The Ultimate Smoothie comes in five flavors and each contains Ginseng, Creatine, L-Carnitine, St. John's Wort, Chromium and soy isoflavones. Each smoothie has 100% or more of the recommended daily allowance of many major vitamin and mineral groups.

Processed Cheese Products - Conventional Cheese Alternatives - These products are low in cholesterol and serve as an alternative to conventional dairy cheeses. They are not nutritionally equivalent or superior to conventional cheeses and may have more cholesterol than the Company's substitute cheeses.

The only branded product line which accounts for more than 10% of sales for fiscal 1999 is the Veggie line of products. Sales of this product line for fiscal 1999 were $9,431,095, or 31.7% of net sales.

The characteristics of the Company's products vary according to the specific requirements of individual customers within each market. In the retail market today, the Company's products are formulated to meet the health concerns of today's consumers. In the industrial food manufacturing and food service markets, the Company's products are made according to the customer's specifications as to color, texture, shred, melt, cohesiveness, stretch, browning, fat retention, and protein, vitamin and mineral content. The Company's products are manufactured in various forms, including individual slices, grated, shredded, salad toppings, deli loaves, and multi-pound blocks and are available in several flavors, including, but not limited to mozzarella, pepper-jack, cheddar, American, parmesan and Swiss.

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

CAPITAL EXPENDITURES

During the fiscal years ended March 31, 1999, 1998 and 1997, the Company's capital expenditures were approximately $2,168,027, $1,705,000 and $3,355,000, respectively. This included capitalized interest of $395,963 and $234,772 during fiscal 1999 and 1998, respectively. The substantial capital expenditures for fiscal 1999, 1998 and 1997 were primarily due to the purchase and construction of several large pieces of production equipment. This equipment includes packaging equipment, modifications to the Pullman/loaf machinery, and industrial blenders for powdered products. This equipment is expected to be placed in service during July 1999.

SALES AND MARKETING

In the retail market, the Company markets its healthy products to supermarkets, club stores and health food stores. The Company believes its healthy products appeal to a wide range of consumers interested in lower fat, lower cholesterol, lactose free products and other nutraceutical ingredients found in these products and that this market will continue to expand. These products are sold through distributors and directly to customers by in-house and territory sales managers and a nationwide network of non-exclusive commission brokers. The Company uses conventional marketing and public relations techniques for market introductions such as promotional allowances and events, in-store consumer sampling, print advertising and television.

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

For the fiscal years ended March 31, 1999, 1998 and 1997, the Company purchased $6,178,308, $4,757,744 and $3,614,421, respectively, of casein, the principal raw material used to manufacture the Company's products. The following table sets forth the name of each supplier along with the percentage they supplied of this ingredient which either alone, or together with their affiliates, provided 5% or more of such item to the Company, based on dollar volume purchased.


                               Percentage   of   Raw   Material   Purchases
                                         Fiscal Year Ended March 31,
Type of
Raw Material    Name of Supplier         1999        1998      1997

Casein          Besnier-Scerma U.S.A.     37%         48%       70%
                Avonmore Food Products    28%         22%       18%
                Rely France International 15%         17%       --
                Irish Dairy Board         12%          8%        9%
                New Zealand Milk Products  8%         --        --


PRODUCT DEVELOPMENT

The Company conducts ongoing research to develop new varieties of cheese, dessert products and dairy related products, in addition to developing new flavors and customized formulations for existing products. For the fiscal years ended March 31, 1999, 1998 and 1997, expenditures for product development were $198,398, $129,068 and $204,126, respectively. None of the research and development costs are directly borne by the customer, instead they are considered part of operating expenses.

TRADEMARKS AND PATENTS

The Company owns several registered and unregistered trademarks which are used in the marketing and sale of the Company's products. The registered trademarks are generally in effect for ten years from the date of their initial registration, and may be renewed for successive ten-year periods thereafter. The following table sets forth the registered and unregistered trademarks of the Company, the country in which the mark is filed, and the renewal date for such mark.

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

WORKING CAPITAL

Although not previously required due to the nature of the business, the Company now maintains a supply of finished goods to meet the strict time deadlines of selling product direct to retail supermarkets. In the past, the Company has sold primarily through distributors and the required turnaround time for orders was more lenient. With the conversion to direct sales for many of the Company's customers, there is a need to keep a safety stock of inventory to meet orders with potential time constraints.


MARKETS AND CUSTOMERS

The  Company  sells  to  customers  in  approximately  45  states  and   20
international countries. International sales are less than 10% of total sales.

For the fiscal years ended March 31, 1999, 1998 and 1997, the Company had net sales of $29,790,025, $20,552,782 and $17,171,496, respectively. The following table sets forth the name of each customer of the Company, which either alone, or together with its affiliates, accounted for 5% or more of the Company's sales for the fiscal years ended March 31, 1999,1998 or 1997:

                                          Percentage of Sales
                                       Fiscal Year Ended March 31,
Customer Name                            1999     1998     1997

Foodservice Purchasing Co-op                *    10.1%    34.0%
H.E.  Butt Grocery                          *       *      6.9%
Cacique, Inc.                             5.1%      *        *

     *Less than 5% of sales for the stated fiscal year.

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

The following chart sets forth the percentage of sales that the industrial, food service and retail markets represented for the fiscal years ended March 31, 1999, 1998 and 1997:

                                      Percentage of Sales
                                  Fiscal Years Ended March 31,
 Category                      1999           1998          1997

Retail sales                    87%            79%           52%
Food service sales              12%            20%           45%
Industrial sales                 1%             1%            3%

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

The   Company's  facility  and  manufacturing  processes  are  subject   to
inspection by the Florida Department of Health. The Company received its Annual Food Permit from that bureau for 1999.

The Company believes that it is in compliance in all material respects with governmental regulations regarding its current products and has obtained the necessary government permits, licenses, qualifications, and approvals which are required for its operations.

ENVIRONMENTAL REGULATION

The Company is required to comply with environmental regulations in connection with the development of its products and the operation of its business. It spent approximately $15,000, $15,000 and $12,000 during the fiscal years ended March 31, 1999, 1998 and 1997 respectively, in environmental related compliance, mainly concerning the disposal of corrugated packaging.

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

COMPETITION

The food industry is highly competitive, and the Company faces substantial competition in connection with the manufacturing, marketing, and sale of its products. In the retail cheese market, the Company competes with conventional cheeses, including "light" products produced by manufacturers of conventional cheeses. "Light" cheese generally has lower fat content than regular cheese but still contains cholesterol and lactose, unlike the Company's Veggie and formagg lines which contain low or no cholesterol and are lactose free. Conventional cheeses are being promoted widely by the American Dairy Association and other trade associations representing the dairy industry. In the industrial and food service markets, the Company's substitute and imitation cheese products compete with other substitute and imitation cheese products, as well as with conventional cheeses.

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

EMPLOYEES

As of June 1, 1999, the Company had a total of 190 employees, all of whom were full-time employees. In addition, the Company also utilizes other personnel through employee leasing companies and temporary contract arrangements. The Company considers its relations with employees to be satisfactory. No employee is a member of a trade union.

Item 2.  Description of Property.

The Company's headquarters, sales offices, manufacturing, warehouse, and research and development facilities occupy approximately 56,000 square feet situated in Orlando, Florida. The Company's facilities are comprised of approximately 8,500 square feet in office space, approximately 31,897 square feet of dock-height, air-conditioned manufacturing space, and a cooler of approximately 15,000 square feet, which are situated on 2.4 acres of a 5.2 acre site in an industrial park. The Company entered into a lease agreement with Anco Company, a Florida general partnership, on November 13, 1991. The initial term of the lease was for a five-year period which expired on November 13, 1996. On November 13, 1996, the lease was renewed for an additional five-year period expiring on November 12, 2001. The lease, as renewed, provides for fixed rental payments of $23,919 per month through the end of the renewal period. After the completion of the renewal period, there are no limitations on the rent increase that may be charged by the landlord in any further renewal periods. If the parties are unable to agree upon a rental increase for any renewal period, then the lease shall terminate as of the expiration of the current five year renewal term on November 13, 2001. The Company has a right of first refusal to purchase or lease the remaining 2.8 acres upon 20 days notice to the landlord in the event that the landlord elects to sell or lease such remaining land. The lease is a "triple net" lease which means that the Company is responsible for all taxes, insurance, maintenance and repair of the facilities, in addition to rental payments. The Company's manufacturing facility is capable of producing approximately 350 million pounds of cheese and dairy related products per year. The Company believes the capacity of production at the plant should be more than adequate to cover the estimated growth of the Company for the next three to five years. Management believes that the Company's properties are adequately covered by casualty insurance.

The Company produces all of its products at this Orlando plant. Based on the results for the fiscal years ended March 31, 1999, 1998 and 1997, the Company's plant produced approximately 24.7, 11.6 and 7.3 million pounds of cheese products, respectively, on an annualized basis, which is approximately 7%, 3.3% and 4.7%, respectively, of plant capacity. The Company has production equipment for mixing, blending, cooking and heating ingredients, cold storage areas for cooling finished goods, and several warehouse areas where ingredients are stored. The Company owns and leases equipment for production, shredding, dicing, slicing, chopping, grating, packaging and labeling of its products. The Company believes that its facilities are adequate to meet current requirements, and that suitable additional space is available as needed to accommodate any further physical expansion of corporate operations.


Item 3.  Legal Proceedings.

In the opinion of management, there are no material legal proceedings pending or threatened against the Company as of March 31, 1999.


Item 4.  Submission of Matters to a Vote of Security Holders.

On February 11, 1999, the Company held a Special Meeting of Shareholders to consider and vote upon a proposal by the Board of Directors to effect a one-for-seven reverse stock split of the Company's common stock, par value
$0.01 per share. Shareholders of record at the close of business on January 7, 1999 were entitled to vote at the meeting. The motion passed with the following vote tally: votes for - 8,072,519, votes against - 502,728, votes abstained - 28,147.

                                  PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

The Company's Common Stock, $.01 par value (the "Common Stock"), is traded on the inter-dealer automated quotation system operated NASDAQ, Inc., a subsidiary of the National Association of Securities Dealers, Inc. (the "NASDAQ System") under the symbol "GALX" in the category of Small-Cap Issues. The following table sets forth the high and low sales prices for each quarter for the Company's Common Stock as reported on the NASDAQ System during the fiscal years ended March 31, 1999, 1998 and 1997:

Period                  High Sales Price   Low Sales Price

1999 Fiscal Year, quarter ended:
  June 30, 1998                  $6 9/16          $5 11/16
  September 30, 1998             $6 9/16          $3 1/16
  December 31, 1998              $7               $2 5/8
  March 31, 1999                 $6 1/4           $3 11/16

1998 Fiscal Year, quarter ended:
  June 30, 1997                  $6 9/16          $5 1/32
  September 30, 1997             $9 27/32         $5 1/4
  December 31, 1997              $9 5/8           $5 1/32
  March 31, 1998                 $8 31/32         $5 15/32

On  February  11, 1999 the Company completed a one for seven reverse  stock
split.   All common share information has been adjusted to give  effect  to this reverse stock split.

All of the above quotations were obtained from the monthly statistical report provided to the Company by the National Association of Securities Dealers, Inc.

On June 1, 1999, there were 672 shareholders of record.

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

Item 6.  Selected Financial Data.
                                         Fiscal Year Ended  March 31,
                             1999        1998        1997       1996       1995

Net Sales             $29,790,025 $20,552,782 $17,171,496 $3,950,455 $4,748,283
Net Income (Loss)       1,351,367     377,523  (2,736,660)(3,282,598)(5,013,578)
Net Income (Loss)            0.15        0.04       (0.84)     (0.91)     (3.77)
Per Common Share - Basic
And Diluted
Total Assets           24,476,912  16,449,052  12,492,446  8,031,972  5,949,961
Long Term Debt          3,178,991   1,459,516      57,064     92,714    161,465
Redeemable Preferred Stock     --          --       2,557         --         --

Item 7.  Management's Discussion and Analysis or Plan of Operation.

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


RESULTS OF OPERATIONS

FISCAL 1999 AS COMPARED TO FISCAL 1998
Sales for the fiscal year ended March 31, 1999 increased by 44.9% over the same period in 1998. This increase in sales is attributable to the introduction of new and improved products to the retail market, as well as the increased consumer awareness of the Company's branded products, resulting from an increase in marketing activities promoting these product lines, particularly the Company's Veggie brand of products. The Company believes the increasing consumer awareness of the benefits of plant-based foods has positively impacted sales. The Company expects this trend in sales volume to continue throughout fiscal 2000.

Sales for the fourth quarter fiscal 1999 were $8,427,404 compared to $5,068,934 for the same period in fiscal 1998. This 66.2% increase is the result of increased production capacity, the escalation in sales of new and existing product lines and marketing efforts, including coupon placements and trade shows.

Cost of goods sold as a percentage of sales was 65.0% for the fiscal year ended March 31, 1999 compared with 74.1% for the same period in fiscal 1998. The improvement in gross margin is primarily a result of new production efficiencies, price increases and changes in the product mix to focus on higher margin, branded products.

Selling expenses increased 101% for the fiscal year ended March 31, 1999 compared with the same period in fiscal 1998. Brokerage costs are a large portion of selling expenses and these costs increased in direct proportion to sales. In addition, the Company initiated an advertising program during fiscal 1999 to promote the Veggie Slices product line and capitalized on increasing consumer awareness of the benefits of plant-based foods. This targeted advertising campaign has been launched in key markets throughout the United States and Puerto Rico where distribution of the Company's product is well established in a majority of the major supermarket chains.

Delivery expenses increased 70.7% for the fiscal year ended March 31, 1999 compared with the same period in fiscal 1998. A portion of the increase in delivery expenses is a result of the increase in sales however, delivery expenses as a percentage of sales have increased due to rising freight costs.

General and Administrative expenses increased 61.8% for the fiscal year ended March 31, 1999, as compared to fiscal 1998. The change is the result of an increase in consulting fees and an increase in salary expense to accommodate the growth of the Company. Consulting fees included costs to convert the Company's systems to comply with Year 2000 constraints (see Year 2000 Compliance section).

Research and development expenses increased 53.7% for the fiscal year ended March 31, 1999 compared with the same period in fiscal 1998. This increase in expense is the result of the expansion of the Company's branded lines of product to include additional flavors and entirely new products, such as Veggie Milk.

Interest expense increased 71.0% for the fiscal year ended March 31, 1999 as compared with the same period in fiscal 1998. The increase is the result of additional borrowings on the Company's line of credit to finance the increase in inventory.

FISCAL 1998 AS COMPARED TO FISCAL 1997
Sales for the fiscal year ended March 31, 1998 increased by 19.7% over the same period in 1997. This increase in sales was attributable to the introduction of new and improved products to the retail market, as well as the increased consumer awareness of the Company's branded products. In addition, there was a large increase in marketing activities promoting these new products.

Sales for the fourth quarter fiscal 1998 were $5,068,934 compared to $4,306,934 in the same period in fiscal 1997. This 17.6% increase is the result of increased production capacity, the escalation in sales of new and existing product lines and strategic marketing efforts.

Cost of goods sold as a percentage of sales was 74.1% for the fiscal year ended March 31, 1998 compared with 90.6% for the same period in fiscal 1997. The improvement in gross margin was primarily a result of reaching the breakeven level to cover fixed overhead costs of the manufacturing facility. In addition, the Company elected to eliminate selected lower margin foodservice business and focus its selling efforts on retail lines for fiscal 1998.

Selling expenses increased 12.2% for the fiscal year ended March 31, 1998 compared with the same period ended March 31, 1997. This increase in selling expenses over the prior fiscal year was mainly attributed to the increase in sales. Brokerage costs are a large portion of this expense and these costs increase in direct proportion to sales. In addition, the Company initiated an advertising program in the fourth quarter of fiscal 1998 to promote the Veggie Slices product line and capitalize on increasing consumer awareness of the benefits of plant-based foods.

Delivery expenses increased 37.6% for the fiscal year ended March 31,  1998
compared with the same period in 1997.   The increase in delivery costs was
a direct result of the increase in sales shipments to customers

Research and development expenses decreased 36.7% for the fiscal year ended March 31, 1998 compared with the same period in fiscal 1997. This decrease in expense was largely the result of employee relocation allowances paid during the first quarter of fiscal 1997.


LIQUIDITY AND CAPITAL RESOURCES

On April 16, 1996, the Company completed a Regulation D private placement of 191,075 shares of Common Stock at an aggregate price of $2,000,000 and 4,000 shares of convertible preferred stock at an aggregate price of $4,000,000. Between July 1996 and March 31, 1997, 1,443 shares of convertible preferred stock were converted into 1,965,824 shares of Common Stock at an average conversion price of $0.73 per share.

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

Operating Activities - For the fiscal year ended March 31, 1999, the Company's cash used in operating activities was $1,716,002 an increase of $12,368 for the same period in fiscal 1998. The increase in cash used for operations is the result of a build-up of inventory and accounts receivable associated with an increase in sales during fiscal 1999. In addition, in an effort to increase response time to customer orders, the Company is accumulating an inventory of finsihed goods of their most popular product lines.

Investing -- The Company spent $2,105,501 in investing activities for the fiscal year ended March 31, 1999 compared with $1,410,839 for the same period in fiscal 1998. During fiscal 1999 and 1998, the Company invested in production equipment to accommodate the demand for slice products in the foodservice industry. The Company anticipates incurring approximately $500,000 in additional costs during fiscal 2000 to complete the construction in progress project. The Company also purchased automated packaging equipment to enhance the efficiency of their current slice and Pullman-loaf lines. In addition, marketable securities purchased in fiscal 1997 were sold in fiscal 1998.

Financing -- The Company realized a net inflow of $3,801,546 from financing activities for the fiscal year ended March 31, 1999 compared with $1,426,791 during the same period in fiscal 1998. The large cash flows from financing activities resulted from borrowings on the line of credit in both years to finance the increase in accounts receivable and inventory and proceeds from the sale of common stock in fiscal 1999.

In addition, on November 1, 1996, the Company secured a $2 million line of credit with Finova Capital Corporation with interest at the prime rate plus two percent. The availability under this line of credit arrangement is calculated on a borrowing base of eligible inventory and accounts receivable. This line of credit was increased to $3 million during February 1997. During June 1998, the Company signed an amendment to the above contract which expanded the line of credit availability to $3.5 million. The amendment also reduced the interest on the line of credit to term note to prime plus one half of a percent. During December 1998, the Company signed a third amendment to the above contract which expanded the line of credit availabilty to $5.5 milion. As of March 31, 1999, the Company had an outstanding balance of $3,912,917.

On June 27, 1997, the Company secured a $1.5 million term note payable with Finova Capital Corporation to finance the acquisition of certain production equipment. The agreement calls for interest at the prime rate plus two percent. During June 1998, the Company signed an amendment to the above
contract  which  expanded  the   term note  payable  to  $3  million.   The
amendment also reduced the interest on the term note to prime plus one percent. As of March 31, 1999, the balance outstanding under this agreement was $2,806,847.

On October 16, 1998, the Company sold 357,143 shares of its common stock to a private investor at an aggregate price of $937,500.

Management believes that these actions will allow the Company to meet its future liquidity needs until the Company establishes a positive cash flow.

Recent Accounting Pronouncements
In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). FAS 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may specifically be designated as a hedge, the objective of which is to match the timing of gain or loss recognition of: (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk; or (ii) the earnings effect of the hedged transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized as income in the period of change. FAS 133 is effective for all fiscal year quarters of fiscal years beginning after June 15, 1999. Historically, the Company has not entered into any derivative contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard on April 1, 2000 to affect its financial statements.

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

The Company has undertaken an assessment of the potential impact of the Year 2000 issue to its internal operations. Such assessment has included a review of the impact primarily in the following areas: production and manufacturing systems, business systems, including sales and marketing, billing, and infrastructure. The Company's infrastructure consists of a network of personal computers and servers that were obtained from major suppliers. The Company also utilizes various business, administrative and financial software applications on the infrastructure to perform the business functions of the Company. The Company is in the process of testing and upgrading its information technology systems and embedded systems, which may be affected by the Year 2000 issue. Based on the progress the Company has made in identifying and addressing the Company's Year 2000 issues and the plan and timeline to complete the compliance program, management does not foresee significant risks associated with the Company's Year 2000 compliance at this time. Management estimates that the testing, upgrading, and replacement of affected systems will be completed by June 30, 1999. However, the inability of the Company to identify and timely correct material Year 2000 deficiencies in the software and/or infrastructure could result in an interruption in, or failure of, certain of the Company's business activities or operations. During Fiscal 1999, the Company replaced its accounting and manufacturing software packages to systems which are Year 2000 compliant. The Company has also replaced any existing hardware which was not Year 2000 compliant. These replacements were a part of the normal upgrades to the Company's systems. To date, the Company has incurred approximately $120,000 to upgrade its systems for compliance with Year 2000 issues. These upgrades were also undertaken to improve the functionality of the Company's production and accounting systems. No material expenses are expected during fiscal 2000 in connection with this project.

The Company has established a team dedicated to periodically reviewing not only the internal information technology and embedded systems used in the operation of the Company, but also the information technology and embedded systems and the Year 2000 compliance plans of the Company's significant customers and suppliers, shipper, utilities, financial institutions and transfer agent. The Company has material third party relationships with its customers, suppliers, shippers, utilities, financial institutions, and transfer agent. If the operations of any of these third parties are adversely impacted by Year 2000 deficiencies, it may have a material impact on the Company. Accordingly, the Company has requested information and documentation from the Company's significant customers and suppliers, shippers, utilities, financial institutions, and transfer agent relating to their Year 2000 compliance plans in the form of a survey. At this time, the Company has received approximately 60% of its certifications from vendors and customers. With respect to the responses received, no customers or suppliers have indicated significant problems which could result in a material loss. The Company will contact any customers and suppliers who have not responded by September 30, 1999. Therefore, management does not, at this time, know of the potential costs to the Company of any adverse impact or effect of any Year 2000 deficiencies by these third parties.

Because the Company has evaluated the status of the systems used in business activities and operations of the Company and the systems of the third parties with which the Company conducts its business, management is developing a comprehensive contingency plan and identifying "the most reasonably likely worst case scenario" at this time. This assessment includes the Company's production equipment, computer systems, HVAC systems, coolers and security systems. Management expects to have completed and tested all contingency plans no later than September 30, 1999. As management identifies significant risks related to the Company's Year 2000 compliance or if the Company's Year 2000 compliance program's progress deviates substantially from the anticipated timeline, management will develop appropriate contingency plans.

Item 7A.Quantitative and Qualitative Disclosures About Market Risk

The interest on the Company's debt is floating and based on the prevailing market interest rates. For market based debt, interest rate changes generally do not affect the market value of the debt but do impact future interest expense and hence earnings and cash flows, assuming other factors remain unchanged. A theoretical 1% change in market rates in effect on March 31, 1999 with respect to the Company's anticipated debt as of such date would increase interest expense and hence reduce the net income of the Company by approximately $70,000 per year.

The Company's fiscal 1999 sales demoninated in a currency other than U.S. dollars were less than 1% of total sales and no net assets were maintained in a functional currency other than U. S. dollars at March 31, 1999. The effects of changes in foreign currency exchange rates has not historically been significant to the Company's operations or net assets.

Item 8.  Financial Statements.


Report of Independent Certified Public Accountants

To the Board of Directors and Stockholders
Galaxy Foods Company


We have audited the accompanying balance sheets of Galaxy Foods Company as of March 31, 1999 and 1998 and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended March 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Galaxy Foods Company as of March 31, 1999 and 1998 and the results of its operations and its cash flows for each of the three years in the period ended March 31, 1999 in conformity with generally accepted accounting principles.



                                            /s/BDO Seidman, LLP

Orlando, Florida
June 8, 1999

                         GALAXY FOODS COMPANY

                            Balance Sheets

                                                  MARCH 31,       MARCH 31,
                                                    1999             1998
ASSETS

CURRENT ASSETS:
Cash and cash equivalents                       $       112     $    20,069
Trade receivables, net of allowance of
   $100,000 and $104,794                          4,428,778       2,646,667
Other receivables                                   228,551          91,743
Inventories                                       6,235,737       2,458,743
Prepaid expenses                                    627,716         321,510
Total current assets                             11,520,894       5,538,732

PROPERTY & EQUIPMENT, NET                        12,503,830      10,668,155
OTHER ASSETS                                        452,188         242,165
    TOTAL                                       $24,476,912     $16,449,052


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Book overdrafts                                 $   502,942     $   836,762
Line of credit                                    3,912,917       1,840,757
Accounts payable - trade                          3,311,043       1,088,658
Accrued liabilities                                 468,513         453,663
Current portion of term note payable                432,000         150,000
Current portion of obligations under capital leases  82,433          21,517
Total current liabilities                         8,709,848       4,391,357

TERM NOTE PAYABLE,less current portion            2,374,847       1,276,847

OBLIGATIONS UNDER CAPITAL LEASES,
  less current portion                              289,711          11,152

Total liabilities                                11,374,406       5,679,356

COMMITMENTS AND CONTINGENCIES                             -               -

STOCKHOLDERS' EQUITY:
Common stock, $.01 par value, authorized
  85,000,000, issued and outstanding 9,183,032
  and 8,816,699                                      91,830          88,167
Additional paid-in capital                       47,497,322      46,459,542
Accumulated deficit                             (21,714,446)    (23,005,813)
                                                 25,874,706      23,541,896

Less: Notes receivable arising from the exercise
  of stock options and sale of common stock      12,772,200      12,772,200
Total stockholders' equity                       13,102,506      10,769,696
    TOTAL                                       $24,476,912     $16,449,052


            See accompanying notes to financial statements.

                         GALAXY FOODS COMPANY

                       Statements of Operations

Year ended March 31,                      1999          1998         1997

NET SALES                             $29,790,025  $20,552,782   $17,171,496

COST OF GOODS SOLD                     19,390,253   15,239,405    15,565,825
Gross margin                           10,399,772    5,313,377     1,605,671

OPERATING EXPENSES:
Selling                                 4,861,703    2,407,992     2,145,530
Delivery                                1,564,514      916,448       665,822
General and administrative              2,204,623    1,362,022     1,374,130
Research and development                  198,398      129,068       204,126
Total operating expenses                8,829,238    4,815,530     4,389,608

INCOME (LOSS) FROM OPERATIONS           1,570,534      497,847    (2,783,937)

OTHER INCOME (EXPENSE):
Interest expense                         (233,826)    (136,774)      (46,984)
Interest income                             6,023       10,593       107,679
Other income (expense)                      8,636        5,857       (13,418)
Total                                    (219,167)    (120,324)       47,277

NET INCOME (LOSS)                       1,351,367      377,523    (2,736,660)

PREFERRED STOCK DIVIDENDS                       -            -    (1,594,406)

NET INCOME (LOSS) APPLICABLE TO
  COMMON STOCK BEFORE TAXES             1,351,367      377,523    (4,331,066)

INCOME TAX EXPENSE                         60,000            -             -

NET INCOME (LOSS) APPLICABLE TO
  COMMON STOCK                        $ 1,291,367   $  377,523   $(4,331,066)

BASIC NET EARNINGS (LOSS) PER
  COMMON SHARE                        $      0.14   $     0.04   $     (0.87)

DILUTED NET EARNINGS (LOSS) PER
  COMMON SHARE                        $      0.14   $     0.04   $     (0.87)




            See accompanying notes to financial statements.

                             GALAXY FOODS COMPANY

                  CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY

                                            Convertible
                        Common Stock      Preferred Stock  Additional
                                  Par                Par    Paid-In      Accumulated   Notes Rec. for
                      Shares     Value     Shares   Value   Capital        Deficit      Common Stock        Total

Balance at March 31,
1996                 7,633,167 $  76,332      -- $    -- $ 39,040,822 $ (19,052,270)   $(12,796,200)  $   7,268,684

Exercise of options     13,738       138      --      --       48,146             --              --         48,284

Exercise of warrants    30,715       307      --      --      122,006             --              --        122,313

Issuance of common stock
under employee stock
purchase plan           13,126       131      --      --       87,469             --              --         87,600

Collection of note
receivable                  --        --      --      --           --             --          24,000         24,000

Issuance of common
stock through Reg D
offering               191,075     1,911      --      --    1,857,560             --              --      1,859,471

Issuance of convertible
preferred stock through
Reg D offering              --        --   4,000      40    3,733,901             --              --      3,733,941

Conversion of
preferred stock into
common stock           280,832     2,808  (1,443)    (14)      (2,794)            --              --             --

Issuance and revaluation
of warrants                 --        --      --      --     (211,400)            --              --       (211,400)

Preferred stock
dividend                    --        --      --      --    1,594,406     (1,594,406)             --             --

Net loss                    --        --      --      --           --     (2,736,660)             --     (2,736,660)

Balance at
March 31, 1997       8,162,653 $  81,627   2,557  $   26 $ 46,270,116  $ (23,383,336)   $(12,772,200)  $ 10,196,233

Exercise of options     16,300       163      --      --       57,121             --              --         57,284

Conversion of
preferred stock
into common stock      621,826     6,218  (2,557)    (26)     ( 6,192)            --              --             --

Issuance of warrants        --        --      --      --       51,320             --              --         51,320

Exercise of warrants     9,286        93      --      --       45,245             --              --         45,338

Refund of stock
issuance costs              --        --      --      --        8,750             --              --          8,750

Issuance of common stock
under Employee stock
purchase plan            6,634        66      --      --       33,182             --              --         33,248

Net income                  --        --      --      --           --        377,523              --        377,523

Balance
March 31, 1998       8,816,699 $  88,167      --  $   -- $ 46,459,542  $ (23,005,813)  $ (12,772,200)  $ 10,769,696

Exercise of options      1,144        11      --      --        3,989             --              --          4,000

Issuance of common
stock under private
placement              357,143     3,571      --      --       933,929            --              --        937,500

Issuance of common
stock under employee
stock purchase plan      8,046        81      --      --        31,362            --              --         31,443

Issuance of warrants        --        --      --      --        68,500            --              --         68,500

Net income                  --        --      --      --            --     1,291,367              --      1,291,367

Balance at
March 31, 1999       9,183,032  $ 91,830      -- $    --  $ 47,497,322  $(21,714,446)   $(12,772,200)   $13,102,506


             See accompanying notes to financial statements.

                         GALAXY FOODS COMPANY

                       Statements of Cash Flows

Year Ended March 31,                        1999          1998         1997

CASH FLOWS USED IN OPERATING ACTIVITIES:
Net Income (Loss)                      $  1,291,367   $   377,523  $ (2,736,660)

ADJUSTMENTS TO RECONCILE NET INCOME (LOSS)
TO NET CASH USED IN OPERATING ACTIVITIES:
Depreciation expense                        735,220       649,334       435,608
Gain on sale of assets                            -        (1,329)       23,236
Provision for losses on trade receivables    (4,794)       14,794        94,531
Consulting and director fee expense paid through
  issuance of common stock warrants          22,293        78,494        31,307
(Increase) decrease in:
  Trade receivables                      (1,777,317)   (1,030,192)   (1,008,362)
  Other receivables                        (136,808)      (72,704)            -
  Inventories                            (3,776,994)     (656,499)     (613,570)
  Prepaid expenses                         (306,204)      (45,914)      (56,765)
Increase in:
  Accounts payable                        2,222,385       639,431       165,700
  Accrued liabilities                        14,850        34,694        95,374
 NET CASH USED IN OPERATING ACTIVITIES   (1,716,002)      (12,368)   (3,569,601)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Proceeds from sale of property and equipment      -             -        22,500
Purchase of property and equipment       (2,168,027)   (1,704,633)   (3,354,796)
(Increase) decrease in other assets          62,526        (6,206)      (32,238)
Sale of marketable securities                     -       300,000             -
Purchase of marketable securities                 -             -      (298,671)
NET CASH USED IN INVESTING ACTIVITIES    (2,105,501)   (1,410,839)   (3,663,205)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on note payable and
  long-term debt                                  -             -       (63,451)
Book overdrafts                            (333,820)      836,762             -
Borrowings on line of credit             29,017,000    19,518,445     7,943,417
Repayments on line of credit            (26,944,840)  (19,048,641)   (6,572,464)
Borrowings on term note payable           1,624,000             -             -
Repayments on term note payable            (244,000)            -             -
Principal payments on capital lease
  obligations                               (63,394)      (24,395)      (61,755)
Proceeds from issuance of common stock,
  net of offering costs                     968,943        33,248     1,947,071
Proceeds from issuance fo convertible
  preferred stock, net of offering costs          -             -     3,733,941
Refund of stock issuance costs                    -         8,750             -
Financing costs for long term debt         (226,343)            -             -
Proceeds from exercise of common
  stock options                               4,000        57,284        48,283
Proceeds from exercise of common
  stock warrants                                  -        45,338       122,313
Collection of note receivable for common stock    -             -        24,000
NET CASH FROM FINANCING ACTIVITIES        3,801,546     1,426,791     7,121,355

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                         (19,957)        3,584      (111,451)
CASH AND CASH EQUIVALENTS, BEGINNING
   OF PERIOD                                 20,069        16,485       127,936
CASH AND CASH EQUIVALENTS, END OF PERIOD $      112   $    20,069   $    16,485

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

     Financial Instruments
     Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 1999.

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

                         GALAXY FOODS COMPANY

                     NOTES TO FINANCIAL STATEMENTS
                              (Continued)


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

     Reclassifications
     Certain  reclassifications  have  been  made  to  the  prior  year
     financial   statements   to  conform   with   the   current   year
     presentation.

     Segment Information
     The Company does not identify separate operating segments for management reporting purposes. The results of operations are the basis on which manaagement evaluates operations and makes business decisions.

     Recent Accounting Pronouncements
     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). FAS 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may specifically be designated as a hedge, the objective of which is to match the timing of gain or loss recognition of: (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk; or (ii) the earnings effect of the hedged transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized as income in the period of change. FAS 133 is effective for all fiscal year quarters of fiscal years beginning after June 15, 1999. Historically, the Company has not entered into any derivative contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard on April 1, 2000 to affect its financial statements.

                         GALAXY FOODS COMPANY

                     NOTES TO FINANCIAL STATEMENTS
                              (Continued)


(2)  Inventories
     Inventories are summarized as follows:
                                        March 31, 1999        March 31, 1998
     Raw materials                      $    2,750,781        $    1,277,783
     Finished goods                          3,484,956             1,180,960
      Total                             $    6,235,737        $    2,458,743

(3)  Property and Equipment
     Property and equipment are summarized as follows:
                                 Useful Lives   March 31, 1999  March 31, 1998
     Leasehold improvements       10-25 years    $   2,838,475   $   2,838,475
     Machinery and equipment       5-15 years        6,513,084       5,880,797
     Delivery equipment and autos  3- 5 years           15,652          15,652
     Equip. under capital leases   7-15 years          717,391         314,522
     Construction in progress                        5,374,616       3,838,878
                                                    15,459,218      12,888,324
     Less accumulated depreciation                   2,955,388       2,220,169
     Property and equipment, net                 $  12,503,830   $  10,668,155

     Interest in the amount of $395,963 and $234,772 was capitalized to construction in progress during the years ended March 31, 1999 and 1998, respectively.

     The Company estimates that approximately $500,000 of additional costs will be incurred to complete the construction in progress project.

(4)  Commitments and Contingencies

     Leases
     The Company leases its operating facilities and certain equipment under operating and capital leases, expiring at various dates through fiscal year 2003. The following is a schedule by years as of March 31, 1999, of (1) future minimum lease payments under capital leases, together with the present value of the net minimum lease payments and (2) future minimum rental payments required under operating leases that have initial or remaining terms in excess of one year:
                                          Capital      Operating
                                           Leases        Leases
     1999                               $ 132,826      $ 414,000
     2000                                 122,687        367,000
     2001                                 117,224        227,000
     2002                                 125,867          5,000
     2003                                   9,809             --

     Total net minimum lease payments     508,413     $1,013,000
     Less amount representing interest    136,269
     Present value of the net minimum
       lease payments                     372,144
     Less current portion                  82,433

     Long-term obligations under
       capital leases                   $ 289,711

                         GALAXY FOODS COMPANY

                     NOTES TO FINANCIAL STATEMENTS
                              (Continued)


     Rental expense was approximately $520,000, $480,000 and $393,000 for the fiscal years ended March 31, 1999, 1998 and 1997, respectively.

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

     Net Income Level                                     Option Shares
     Reaching break-even for one quarter                        142,858
     Annual net operating income of $1 million or more          142,858
     Each increment of $1 million of annual net operating
        income in excess of $1 million                          142,858

     The exercise price of the options granted will be equal to the market value of the Company's common stock on the last trading day preceding the date of the Company's achievement of the required net income level. During the fiscal year ended March 31, 1998, the Company granted common stock options to purchase 142,858 shares at an exercise price of $5.25 per share under the employment agreement. During the year ended March 31, 1999, there were no stock options granted or bonuses paid under the existing employment agreement due to the rescision of the agreement as discussed below.

     On June 17, 1999, the Company's Board of Directors approved to rescind the above employment agreement and issue a new agreement for the Company's President. The new agreement eliminates the performance based option arrangement and allows for a one time grant of a stock option which , if exercised, would bring the President's ownership interest in the Company to 45%. The new agreement also forgives the unaccrued interest on the existing note, provides for a salary increase to $300,000 and decreases the annual bonus to a sliding scale of pre-tax income, beginning with the fiscal year ending March 31, 2000. This new agreement has a rolling five year term.

                         GALAXY FOODS COMPANY

                     NOTES TO FINANCIAL STATEMENTS
                              (Continued)

(5)    Capital Stock

     Reverse Stock Split
     On February 11, 1999, the Company completed a one for seven reverse stock split with respect to its common stock. All common share information, included in the accompanying financial statements, has been retroactively adjusted to give effect to the reverse stock split.

     Employee Stock Purchase Plan
     In January 1992, the Company's stockholders approved the 1991 Employee Stock Purchase Plan (the "1991 Purchase Plan"). The 1991 Purchase Plan provides for the sale of up to an aggregate of 35,715 shares of common stock to eligible employees. Up to 358 shares may be purchased by each eligible employee at the lesser of 85% of the fair market value of the shares on the first or last business day of the six-month purchase periods ending August 31 and February 28. Substantially all full-time employees are eligible to participate in the plan. During the year ended March 31, 1999, 8,046 shares were purchased under this plan at prices ranging from $3.77 to $3.94 per share. During the year ended March 31, 1998, 6,634 shares were purchased under this plan at prices ranging from $4.76 to $5.18 per share. During the fiscal year ended March 31, 1997, 13,126 shares were purchased at prices ranging from $4.83 to $7.42 per share. The weighted average fair value of the shares issued were $3.91, $4.97 and $3.15 per share for the fiscal years ended March 31, 1999, 1998 and 1997, respectively.

     Common Stock Options and Warrants Issued for Consulting Services During the fiscal years ended March 31, 1999, 1998 and 1997, consulting expense of $22,293, $78,494 and $31,307, respectively, was recognized on common stock options and warrants granted to officers, directors and consultants. During fiscal 1997, the vesting provisions of certain warrants issued for consulting services were re-evaluated. In accordance with Statement of Financial Accounting Standards No. 123 governing options and warrants issued to non-employees, $211,400 of prepaid consulting services were reversed to additional paid-in capital in fiscal 1997 for warrants that are not expected to vest.

     Stock Warrants
     At March 31, 1999, the Company had common stock warrants outstanding which were issued in connection with sales consulting, financial consulting, and financing arrangements. Information relating to these warrants is summarized as follows:

                                         Number of               Exercise
     Expiration date                      Warrants                Price

     December 1999                           7,143                   3.71
     March 2000                            225,066            5.18 - 6.93
     April 2000                              7,143                   5.46
     May 2001                                4,286                   8.53
     August 2000                            14,286                  10.46
     December 2000                         285,715                   3.94
     July 2002                               1,071                   5.67
     September 2002                            143                   6.79
     December 2002                          10,714                   5.04
     August 2005                             7,143                   4.48
     January 2006                           33,571                   4.81
     August 2008                            15,714                   4.83
     January 2009                            1,430                   3.92
                                           613,424

                          GALAXY FOODS COMPANY

                     NOTES TO FINANCIAL STATEMENTS
                              (Continued)
     Stock Options
     At March 31, 1999, the Company has three employee stock option plans which were adopted in 1987, 1991, and 1996 and has granted additional non-plan stock options. The Company applies APB Opinion 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for these plans. Under the provisions of APB Opinion 25, if options are granted or extended at exercise prices less than fair market value, compensation expense is recorded for the difference between the grant price and the fair market value at the date of grant.

     Under the Company's stock option plans, qualified and nonqualified stock options to purchase up to 178,572 shares of the Company's common stock may be granted to employees and members of the Board of Directors. The maximum term of options granted under the plans is ten years.

     Statement of Financial Accounting Standards No. 123 ("FAS 123"), Accounting for Stock Based Compensation, requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for the Company's stock options had been determined in accordance with the fair value based method prescribed in FAS 123. The Company estimates the fair value of each stock option at the grant date by using a Black-Scholes option-pricing model with the following assumptions used for grants in 1999: no dividend yield, volatility of 80%, risk-free interest rates ranging from 4.64% to 5.25% and expected lives of ten years. Assumptions used in the fiscal 1998 option-pricing model are as follows: no dividend yield, volatility from 116% to 129%, risk-free interest rate of 6.3% and expected lives ranging from two to five years. Assumptions used in the fiscal 1997 option-pricing model are as follows: no dividend yield, volatility from 87% to 112%, risk-free interest rates ranging from 5.3% to 6.5%, and expected lives ranging from three to five years. Had compensation cost been determined based on the fair value of options at their grant dates in accordance with FAS 123, the Company would have reduced net income by $73,808 for fiscal 1999 and would have had a net loss of $317,887 for fiscal 1998 and a net loss applicable to common stock of $4,456,413 for fiscal 1997. The effect on earnings per share is less than $.01 per share for fiscal 1999, 1998 and 1997.

     The following table summarizes information about plan stock option activity for the years ended March 31, 1999, 1998 and 1997:
                                           Weighted-Average   Weighted-Average
                                             Exercise Price     Fair Value of
                                 Shares         Per Share      Options Granted
     Balance, March 31, 1996     76,229       $      9.31       $        --
         Granted - at market     12,834              9.80              6.86
         Exercised              (13,738)             4.83                --
         Canceled                  (286)            10.29                --
     Balance, March 31, 1997     75,039             10.01                --
         Granted - at market     29,785              5.46              3.92
         Exercised              (16,300)             3.50                --
         Canceled               (18,500)            11.13                --
     Balance, March 31, 1998     70,024              8.96                --
         Granted - at market     28,572              2.84              2.59
         Exercised               (1,143)             3.50                --
         Canceled               (10,834)             8.81                --
     Balance, March 31, 1999     86,619       $      4.73       $        --

     At March 31, 1999, 1998 and 1997, a total of 56,430, 52,988,  and
     62,251 of the outstanding plan options were exercisable with a
     weighted-average exercise price of   $5.28, $9.45 and $10.36 per
     share, respectively.

                         GALAXY FOODS COMPANY

                     NOTES TO FINANCIAL STATEMENTS
                              (Continued)

     The following table summarizes information about non-plan stock option activity for the years ended March 31, 1999, 1998 and 1997:
                                            Weighted-Average  Weighted-Average
                                              Exercise Price    Fair Value of
                                Shares           Per Share     Options Granted

     Balance, March 31, 1996    16,072         $      13.51     $       --
         Granted - at market    35,715                 8.47           6.93
     Balance, March 31, 1997    51,787                10.50             --
         Granted - at market   142,857                 5.25           4.41
               Canceled         (6,429)               12.74             --
     Balance, March 31, 1998   188,215                 6.86             --
         Canceled               (2,834)               14.00             --
     Balance, March 31, 1999   185,381         $       6.10     $       --

     At March 31, 1999, 1998 and 1997, a total of 171,095, 166,072 and
     21,786 of the outstanding non-plan options were exercisable with a weighted-average exercise price of $5.90, $6.58 and $10.57 per share, respectively.

     The following table summarizes information about plan and non-plan stock options outstanding and exercisable at March 31, 1999:

                               Options Outstanding  Weighted- Number  Weighted
       Range of         Number  Weighted-Average    Average   Exer-   Avg. Exer.
     Exercise Prices Outstanding Remaining Life   Exer. Price cisable   Price

     $2.84 -5.25       199,500      7.8 years       $  4.66   176,642  $  4.90
      5.46 - 7.00       21,571      7.3 years          6.40    14,500     6.45
      8.31 -10.28       45,976      7.2 years          8.73    31,430     8.83
     14.00 -19.25        4,953      3.3 years         14.30     4,953    14.30
                       272,000                      227,525

     Shares Reserved
     At March 31, 1999, the Company has reserved common stock for future issuance under all of the above arrangements totaling 1,514,311 shares.

 (6) Sale of Securities
     On April 16, 1996, the Company completed a private placement of 191,075 shares of the Company's common stock at an aggregate price of $2,000,000, and 4,000 shares of the Company's convertible preferred stock at an aggregate price of $4,000,000. Of the total proceeds of $6,000,000, $406,588 was used to pay brokerage fees and various expenses related to the offering. The holders of the convertible preferred stock have the right to convert such shares into shares of the Company's common stock at any time after June 30, 1996 at a conversion price equal to 71.5% of the average market price of the common stock for the five consecutive trading days ending one trading day prior to the date of the Company's receipt of a notice of conversion from the holder; provided that none of the buyers' aggregate shares of the Company's common stock exceed 4.9% of the then outstanding shares of common stock. Between July 1996 and March 31, 1998, all 4,000 shares of Convertible Preferred Stock were converted into 902,658 shares of Common Stock at an average conversion rate of $4.41 per share.

     On October 16, 1998, the Company sold 357,143 shares of its common stock to a private investor at an aggregate price of $937,500.

                         GALAXY FOODS COMPANY

                     NOTES TO FINANCIAL STATEMENTS
                              (Continued)

(7)  Income Taxes

     The   components  of  the  net  deferred  assets  consist  of  the following:

     Year Ended March 31,                        1999       1998       1997
     Deferred tax assets:
          Net operating loss carryforwards    $5,605,000 $7,504,000 $7,536,000
          Investment, alternative minimum and
            general business tax credits         173,000    115,000    106,000
          Nondeductible expenses from stock
            warrants                             122,000    112,000    189,000
          Nondeductible compensation from
            stock options                         39,000     39,000     39,000
          Bad debts                               38,000     39,000     52,000
          Inventory overhead allocation           58,000     49,000     16,000

     Gross deferred income tax assets          6,035,000  7,858,000  7,938,000
     Valuation allowance                      (4,800,000)(7,412,000)(7,664,000)

     Total deferred income tax assets          1,235,000    446,000    274,000

     Deferred income tax liabilities:
          Prepaid advertising                    (85,000)        --         --
          Depreciation                        (1,150,000)  (446,000)  (274,000)

     Net deferred income tax assets                   --         --         --

     The change in the valuation allowance for deferred tax assets was a decrease of $2,612,000 during fiscal 1999, a decrease of $252,000 during fiscal 1998 and an increase of $996,000 during fiscal 1997.

     Income tax expense for the year ended March 31, 1999 was comprised of $60,000 in current federal income tax expense. There was no income tax expense for the years ended March 31, 1998 or 1997.

     The current tax expense represents the Company's liability for alternative minimum tax. The alternative minimum tax system limits the amount of alternative minimum NOL carryforward that can be applied against current year alternative minimum income, thus creating alternative minimum taxable income. Alternative minimum tax paid is carried forward as a tax credit to offset federal tax if incurred in the future. This credit does not expire.

     The following summary reconciles differences from taxes at the federal statutory rate with the effective rate:

     Year ended March 31,                       1999       1998     1997
     Federal income taxes at statutory rates   34.0%      34.0%   (34.0%)
     Losses without tax benefits                 --         --     34.0%
     Alternative minimum tax                    4.4%        --       --
     Utilization of net operating
       loss carryforward                      (34.0%)    (34.0%)     --
     Income taxes at effective rates            4.4%         0%       0%

                         GALAXY FOODS COMPANY

                     NOTES TO FINANCIAL STATEMENTS
                              (Continued)


(7)  Income Taxes (Continued)

     Unused net operating losses for income tax purposes, expiring in various amounts from 2007 through 2012, of approximately $14,900,000 are available at March 31, 1999 for carryforward against future years'
     taxable income.   Under Section 382 of the Internal Revenue Code, the
     annual utilization of this loss may be limited due to changes in ownership. The tax benefit of these losses of approximately $5,605,000 has been offset by a valuation allowance due to it being more likely than not that the deferred tax assets will not be realized.

(8)  Related Party Transactions

     Under the provisions of his employment agreement, which was rescinded on June 17, 1999 (see Note 4) the Company's President was granted the right to purchase up to 2,571,429 shares of the Company's common stock. In October 1995, the President elected to purchase all 2,571,429 shares. As consideration for the purchase and as stipulated for in his employment agreement, the President executed an $11,572,200 note payable to the Company. The note bears interest at 7% per annum and is secured by the common shares purchased. The principal balance, along with any accrued interest, is payable in full in October 2000. If certain conditions are met, the note may be extended up to five additional years. No interest receivable related to the note has been accrued.

     Under this employment agreement, the Company also extended the maturity date of a $1,200,000 non-interest bearing promissory note due from the President from November 4, 1999 to November 4, 2001. The promissory note was executed during the fiscal year ended March 31, 1995 in connection with the exercise of options previously granted by the Company.

     Included in Other receivables on the Balance Sheet is $130,729 in advances to the Company's President.

(9)    Economic Dependence

     For the fiscal years ended March 31, 1998 and 1997, the Company had one customer which comprised sales approximating, $2,074,901and $5,831,000, or 10% and 34% of net sales, respectively. For the fiscal year ended March 31, 1999, the Company did not have any customers which comprised sales more than 10% of net sales.

     For the fiscal year ended March 31, 1999, the Company had one major supplier which comprised more than 10% of purchases. Purchases from this supplier totaled approximately $2,285,974 or 11.8% of purchases. For the fiscal year ended March 31, 1998, the Company had one major supplier which comprised more than 10% of total purchases. Purchases from this supplier totaled approximately $2,202,000 or 16.6% of total purchases. For the fiscal year ended March 31, 1997, the Company had three major suppliers which each comprised more than 10% of purchases. Purchases from these suppliers totaled approximately $7,420,000 or 56.4% of total purchases.

                         GALAXY FOODS COMPANY

                     NOTES TO FINANCIAL STATEMENTS
                              (Continued)


(10) Line of Credit and Term Note Payable

     During November 1996, the Company entered into a two year agreement which provided a $2 million line of credit for working capital and expansion purposes. The availability under this line of credit was increased to $3 million in February 1997. The amount available under the line of credit is based on a formula of 80% of eligible accounts receivable plus 35% of eligible inventories, as defined in the agreement. Amounts outstanding under the agreement are collateralized by all accounts receivable, inventory and machinery and equipment owned by the Company. During June 1998, the Company signed an amendment to the above contract which expanded the line of credit availability to $3.5 million. The amendment also reduced the interest on the line of credit to term note to prime plus one half of a percent. During December 1998, the Company signed a third amendment to the above contract which expanded the line of credit availabilty to $5.5 milion. Interest is payable on the outstanding draws on the line of credit at a rate of prime plus one half percent (8 % at March 31, 1999). As of March 31, 1999, the Company had an outstanding balance of $3,912,917 under this line of credit agreement.

     On  June  27, 1997, the Company secured a $1.5 million  term  note payable to finance the acquisition of certain production equipment. Amounts outstanding under the agreement are collateralized by machinery and equipment owned by the Company. During June 1998, the Company signed an amendment to the above contract which expanded the term note payable to $3 million. The amendment also reduced the interest on the term note to prime plus one percent (8.5% at March 31, 1999). This note is payable at the rate of $432,000 per year, with a balloon payment due on October 31, 2001. As of March 31, 1999, the balance outstanding under this agreement was $2,806,847.

     The Company paid approximately $70,000 and $55,000 in loan costs in connection with the June 1998 and December 1998 amendments, respectively.

(11) Employee Benefit Plan

     The Company established a 401(k) defined contribution plan covering substantially all employees meeting certain minimum age and service requirements. The Company's contributions to the plan are determined by the Board of Directors and are limited to a maximum of 25% of the employee's contribution and 6% of the employee's compensation. Contributions to the plan amounted to $15,180, $12,004, and $11,946 for the fiscal years ended March 31, 1999, 1998 and 1997, respectively.

(12) Supplemental Cash Flow Information

     For purposes of the statement of cash flows, all highly liquid investments with a maturity date of three months or less are considered to be cash equivalents. Cash and cash equivalents include checking accounts and money market funds.

     Year ended March 31,                        1999       1998       1997
     Noncash financing and investing activities:
       Purchase of equipment through capital lease
       obligations and term note payable      $ 402,869  $1,426,847   $26,105
       Consulting and directors fees paid through
       issuance of common stock warrants         68,500      51,320        --
       Reversal of prepaid consulting fees
       for revaluation of warrants                   --          --   211,400

     Cash paid for:
        Interest                                663,831     350,407    53,963

                         GALAXY FOODS COMPANY

                     NOTES TO FINANCIAL STATEMENTS
                              (Continued)



(13) Earnings Per Share

     The following is a reconciliation of basic net earnings per share to diluted net earnings per share for the years ended March 31, 1999 and 1998:

     Year ended March 31,                           1999             1998
     Basic net earnings per common share      $      .14       $      .04
     Average shares outstanding - basic        9,005,843        8,638,225
     Potential shares exercisable under
       stock option plans                        185,786          224,359
     Potential shares exercisable under
       stock warrant agreements                  514,545        1,102,756
     Potential shares assumed converted
       from preferred stock                           --          162,504

     Less:  Shares assumed repurchased under
       treasury stock method                    (593,964)        (988,098)
     Average shares outstanding - diluted      9,112,210        9,139,746
     Diluted earnings per common share        $      .14       $      .04

     Basic and diluted loss per common share for the year ended March 31, 1997 was $(.87) based upon 5,005,623 weighted average common shares outstanding. Potential common shares for the year ended March 31, 1997 were not included since the effects of potential dilution would be antidilutive.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

Not Applicable.

                               PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The following table sets forth the current directors and executive officers of the Company as of June 1, 1999, as well as their respective ages and positions with the Company:

Name                          Age    Positions

Angelo  S.  Morini  (1)(2)    56     Chairman of the Board  of  Directors,
                                     President, and Chief Executive Officer
Cynthia  L.  Hunter           29     Chief Financial  Officer  and  Corporate
                                     Secretary
Earl G. Tyree (1)             78     Director
Douglas A. Walsh (1)(2)       54     Director
Marshall K. Luther(2)         46     Director

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

Based upon the Company's review of a Form4 which was not filed on a timely basis, and a Form 5 which was filed timely, each of which was furnished by Angelo Morini to the Company with respect to its fiscal year ended March 31, 1999, Mr. Morini reported a transfer of certain Common Stock owned of record by him to Morini Investment, Ltd., a limited partnership in which he is the sole limited partner and the sole owner of the general partner, Morini Investments, LLC.

Item 11.  Executive Compensation.

All figures set forth in this Item 11 related to the nubmer of shares of the Company's common stock or prices or values thereof are adjusted to reflect the one-for-seven reverse stock split which was effected on February 11, 1999.

The following table sets forth the compensation of the Company's Chief Executive Officer and any executive officer of the Company, other than the Chief Executive Officer, whose aggregate compensation exceeded $100,000 for the fiscal years ended March 31, 1999, 1998, and 1997.

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
Name and                               Compen- Stock    lying   LTIP    Compen-
Principal          Fiscal Salary Bonus sation  Award(s) Options Payouts sation
Position            Year     ($)   ($)     ($)      ($) SARs(#)  ($)     ($)

Angelo S. Morini(1) 1999  250,000  --  20,128(2)   --     --      --     --
Chairman of the     1998  250,000  --  19,132(3)   --     --      --     --
Board of Directors, 1997  250,000  --  16,262(4)   --     --      --     --
President, and Chief
Executive Officer

(1) On October 10, 1995, the Company entered into an employment agreement with Mr. Morini upon terms and conditions approved by the
Board of Directors. In accordance with the terms of such employment agreement, Mr. Morini was granted the right to purchase up to 2,571,429 shares of the Company's Common Stock at a per share price of 110% of the  average closing bid price as reported on the NASDAQ System for the ten trading days preceding the receipt by the Company of written notice of Mr. Morini's election to purchase shares. Mr. Morini exercised this option on October 11, 1995, for a price per share of $4.50 which exercise price was evidenced by a promissory note executed in favor of the
Company in the principal amount of  $11,572,200.   On August 11, 1993, the
Board of Directors approved the issuance to Angelo S. Morini of an option to purchase 342,857 shares of the Company's Common Stock for a purchase price of $3.50 per share in consideration for Mr. Morini's past services to the Company, the pledge by Mr. Morini of all of then-current shares owned by Mr. Morini to the Company's principal lender, J&C Resources, Inc. ("J&C"), to secure loans made to the Company, and the subordination of all loans made by Mr. Morini to the Company to payment of the sums due J&C. Mr. Morini exercised this option on November 4, 1994. The option exercise price was evidenced by a promissory note in the amount of $1,200,000 executed by Mr. Morini. See "Management - Certain Relationships and Related Party Transactions." On June 17, 1999, the Company's Board of Directors
 approved an amendment and restatement of Mr. Morini's employment agreement. The employment agreement, as amended, has a rolling five year term and provides for an increased annual base salary of $300,000 and a reduced, sliding scale percentage profit sharing bonus based on the Company's annual pre-tax net income. The amended agreement includes the grant of stock options to acquire shares of Common Stock which, if exercised, would bring Mr. Morini's ownership interest in the Company to 45% (on a fully diluted basis, including the exercise of all outstanding options and warrants), and eliminates the ongoing performance based option arrangement of the prior employment agreement. The exercise price of the stock options granted in the amended agreement is $3.31, the [closing bid price on the NASDAQ System as of June 15, 1999]. The amended employment agreement further provides for a consolidation of the two promissory notes executed by Mr. Morini in favor of the Company in the principal amounts of $1,200,000 and $11,572,000 in connection with prior stock option exercises. The consolidated promissory note, which has a principal balance of $12,772,000, is non-interest bearing, non-recourse to Mr. Morini and secured by the Common Stock acquired by Mr. Morini in connection with the option exercises for which he executed the original promissory notes. The approximately $3,000,000 in unpaid interest payable under the original promissory notes was forgiven.

(2) For the fiscal year ended March 31, 1999, the Company paid $11,860 in lease payments for Mr. Morini's automobile and $8,268 in club dues for Mr. Morini.

(3) For the fiscal year ended March 31, 1998, the Company paid $11,500 in lease payments for Mr. Morini's automobile and $7,632 in club dues for Mr. Morini.

(4) For the fiscal year ended March 31, 1997, the Company paid $9,107 in lease payments for Mr. Morini's automobile and $7,155 in club dues for Mr. Morini.

Each non-employee director who served on the Board of Directors during the last fiscal year received a fee of $500 plus expenses for his services.

The following table sets forth information concerning each exercise of stock options and freestanding stock appreciation rights during the fiscal year ended March 31, 1999 by each of the executive officers named in the Summary of Compensation Table above, and the fiscal year-end value of unexercised options and SARs.


                         OPTION/SAR EXERCISES
               For the Fiscal Year Ended March 31, 1999

Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End
                           Option/SAR Values

(a)             (b)         (c)           (d)               (e)
                                        Number of
                                       Securities        Value of
                                       Underlying        Unexercised
                                      Options/SARs       Options/SARs
                                      at FY-End (#)      at FY-End ($)
                Shares      Value
                Acquired    Realized Exer-    Unexer-   Exer-       Unexer-
Name            on Exercise(#) ($)  cisable   cisable   cisable     cisable

Angelo S. Morini         --    --  163,072        0    $203,396(1)     0

(1) The value of the unexercised shares at March 31, 1999 is based on the difference between the closing sales price of the Company's Common Stock of $3.88 on March 31, 1999 and exercise prices from $3.50 to $5.25.

EMPLOYMENT AGREEMENT OF CHIEF EXECUTIVE OFFICER

As  of  October  10,  1995,  the Company  entered  into  an  Employment
Agreement (the "Agreement") with Angelo S. Morini, the Company's President and Chief Executive Officer. The Agreement has a term of five  years  and  provides  for  an annual  base  salary  of  $250,000 and an annual bonus  in  an  amount equal  to  five  percent of the Company's pre-tax net income  for  book purposes,  as determined by the Company's
independent certified  public accounting  firm.   Other material provisions
of the Agreement  are  as follows:

1. Mr. Morini was granted the right to purchase (the "Purchase Rights") 2,571,429 shares of Common Stock, at a per share price of 110% of the average closing bid price as reported on the NASDAQ System for the ten trading days preceding the receipt by the Company of written notice of Mr. Morini's election to purchase the shares.
As of October 11, 1995, Mr. Morini exercised the Purchase Rights with respect to all 2,571,429 shares and, in accordance with the terms of the Agreement, Mr. Morini executed in favor of the Company a balloon promissory note (the "Note") in the principal amount of $11,572,200.00, bearing interest at the rate of seven percent per annum. The Note was due and payable in full on October 11, 2000, subject to Mr. Morini's option to extend the Note for up to five additional years provided that he pays at least one-third of the then accrued but unpaid interest, with any remaining unpaid interest to be added to principal. In order to secure the Note, Mr. Morini executed in favor of the Company a stock pledge and security agreement pursuant to which Mr. Morini granted the Company a first priority security interest in all of the Common Stock which he acquired upon exercise of the Purchase Rights.

2.Mr. Morini shall be granted certain options to purchase Common Stock upon the Company's achievement of each of the following milestone events:

  Milestone Event                  Number of Options Granted
  Reaching break-even for a                  142,858
      calendar quarter
  Annual net operating income                142,858
      of $1,000,000 or more
  Each increment of $1,000,000               142,858
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

   3.The Agreement is terminable by Mr. Morini upon the delivery of written notice of termination in the event that a majority of the Company's Board of Directors is at any time comprised of persons for whom Mr. Morini did not vote in his capacity as a director or a shareholder of the Company (a "Change of Control"). If Mr. Morini abstains from voting for any person as a director, such abstention shall be deemed to be an affirmative vote by Mr. Morini for such person as a director.

   4.If the Agreement is terminated, regardless of the reason for such termination, Mr. Morini shall be entitled to retain all unexercised Purchase Rights and options granted under the Agreement and all shares of Common Stock issued in connection with the exercise of such Purchase Rights and options, and shall receive all earned but unpaid base salary through the effective date of termination and all accrued but unpaid bonuses for the fiscal year(s) ending prior to the effective date of termination. Additionally, in the event that Mr. Morini's employment is terminated without cause or due to his death, total disability or legal incompetence, or if Mr. Morini terminates his employment upon a Change of Control, the Company shall pay to Mr. Morini or his estate severance pay equal to three times the amount of Mr. Morini's annual base salary (before deductions for withholding, employment and unemployment taxes), and a bonus for the year of termination and the following two years equal to the average of the two bonuses paid to Mr. Morini under the Agreement.

   5.In the event of a Change of Control, Mr. Morini may, at any time thereafter, require that the Company purchase up to 234,081 shares of his Common Stock at a purchase price of $3.50 per share, subject to adjustment for any increase or decrease in the number of outstanding shares of the Company's Common Stock or in the event that the Common Stock is changed into or exchanged for a different number or class or kind of shares or securities of the Company, by reason of merger, consolidation, reorganization, recapitalization, reclassification, stock dividend, stock split, combination of shares, exchange of shares, change in corporate structure or the like.

   6.The Company extended the maturity date of that certain Promissory Note dated as of November 4, 1994, executed by Mr. Morini in favor of the Company in the principal amount of $1,200,000 in conjunction with his exercise of options previously granted by the Company for two additional years until November 4, 2001.

   7.In the event Mr. Morini voluntarily terminates his employment with the Company or if he is terminated for "cause" (as defined in the Agreement), he will not compete with the Company for a period of one year following the date of termination of his employment with the Company, whether as an employee, officer, director, partner, shareholder, consultant or independent contractor in any business substantially similar to that conducted by the Company within those areas in the United States in which the Company is doing business as of the date of termination.

On June 17, 1999, the Company's Board of Directors approved an amendment and restatement of Mr. Morini's employment agreement.
The employment agreement, as amended, has a rolling five year term and provides for an increased annual base salary of $300,000 and a reduced, sliding scale percentage profit sharing bonus based on the Company's annual pre-tax net income. The amended agreement includes the grant of stock options to acquire shares of Common Stock which, if exercised, would bring Mr. Morini's ownership interest in the Company to 45% (on a fully diluted basis, including the exercise of all outstanding options and warrants), and eliminates the ongoing performance based option arrangement of the prior employment agreement.
The exercise price of the stock options granted in the amended agreement is $3.31, the [closing bid price on the NASDAQ System as of June 15, 1999]. The amended employment agreement further provides for a consolidation of the two promissory notes executed by Mr. Morini in favor of the Company in the principal amounts of $1,200,000 and $11,572,000 in connection with prior stock option exercises. The consolidated promissory note, which has a principal balance of $12,772,000, is non-interest bearing, non-recourse to Mr. Morini and secured by the Common Stock acquired by Mr. Morini in connection with the option exercises for which he executed the original promissory notes. The approximately $3,000,000 in unpaid interest payable under the original promissory notes was forgiven. In the event Mr. Morini's employment is terminated by the Company without cause or in the event that a majority of the Company's Board of Directors is at any time comprised of persons for whom Mr.
Morini did not vote in his capacity as a director or a shareholder of the Company (a "Change of Control"), Mr. Morini shall be entitled to receive his then current base salary for a period of five years or the end of the term of the Agreement, whichever is longer, and all indebtedness under the consolidated promissory note shall be forgiven. The amended employment agreement also eliminates Mr. Morini's put rights described in paragraph 5 above which became effective upon a Change of Control.

Item   12.   Security  Ownership  of  Certain  Beneficial  Owners   and
Management.

All figures set forth in this Item 12 related to the number of shares of the Company's common stock or prices or values thereof are adjusted to reflect the one-for-seven reverse stock split which was effected on February 11, 1999.

BENEFICIAL OWNERS OF MORE THAN 5% OF THE COMPANY'S COMMON STOCK

The following table sets forth, to the knowledge of management, each person or entity who is the beneficial owner of more than 5% of the outstanding shares of the Company's Common Stock outstanding as of June 1, 1999 (assuming all of the outstanding rights, options, and warrants of the Company's Common Stock currently outstanding and exercisable are, in fact, exercised), the number of shares owned by each such person and the percentage of the outstanding shares represented thereby.

                                    Amount and
Name and Address                     Nature of               Percent of
of Beneficial Owner             Beneficial Ownership (1)      Class (2)

Angelo S. Morini
2441 Viscount Row
Orlando, Florida 32809               3,595,743(3)              38.4%

Cede & Co.
Box #20
Bowling Green Station
New York, New York                   5,200,267(4)              56.6%

(1) The inclusion herein of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of these shares.

(2) The total number of shares outstanding assuming the exercise of all currently exercisable and vested options and warrants held by all executive officers, current directors, and holders of 5% or more of the Company's issued and outstanding Common Stock is 9,364,250 shares. Does not assume the exercise of any other options or warrants.

(3) Includes options to acquire 163,072 shares of the Company's Common Stock. All of Mr. Morini's options currently are exercisable at $3.50 to $5.75 per share. The original exercise prices of 20,215 of the options ranged from $17.50 per share to $25.03 per share. The exercise prices of these options were reduced by the Board of Directors to $3.50 per share on August 31, 1993. Options expire as to 7,143 shares on December 4, 1997, as to 13,072 shares on October 1, 2001 and as to 142,858 on July 1, 2007. Also includes 715 shares owned by Mr. Morini that are held in a nominee name and 286 shares held in joint tenancy. With the exception of the options and the share held in a nominee name, all of Mr. Morini's shares have been transferred to Morini Investments Limited Partnership, a Delaware limited liability partnership, of which Angelo Morini is the sole limited partner and Morini Investments LLC is
the sole general  partner.   Mr. Morini is the sole member of Morini
Investments LLC.

(4) Cede & Co. is a share depository used by shareholders to hold stock in street name. Does not include 715 shares beneficially owned by Angelo S. Morini and held by Cede & Co. in street name.

SHARE OWNERSHIP OF OFFICERS AND DIRECTORS

The following table sets forth, as of June 1, 1999, the number of shares owned directly, indirectly and beneficially of each executive officer and director of the Company, and by all executive officers and directors as a group.

                                      Amount and
Name and Address                       Nature of         Percent of
of Beneficial Owner             Beneficial Ownership (1)  Class (2)

Angelo S. Morini
Galaxy Foods Company
2441 Viscount Row
Orlando, Florida  32809              3,595,743(3)          38.4%

Earl G. Tyree
240 North Line Drive
Apopka, Florida  32703                   3,144(4)             *

Douglas A. Walsh
607 Tamiami Trail
Ruskin, Florida  33570                   3,239(5)             *

Marshall K. Luther
Galaxy Foods Company
2441 Viscount Row
Orlando, Florida  32809                  9,190(6)             *

Cynthia L. Hunter
Galaxy Foods Company
2441 Viscount Row
Orlando, Florida  32809                  5,286(7)             *

All executive officers and directors
as a group                           3,616,602

*  Less than 1%.

(1) The inclusion herein of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of these shares.

(2) The total number of shares outstanding assuming the exercise of all currently exercisable and vested options and warrants held by all executive officers, directors, and holders of 5% or more of the Company's issued and outstanding Common Stock is 9,364,250 shares. Does not assume the exercise of any other options or warrants.

(3) Includes options to acquire 163,072 shares of the Company's Common Stock. All of Mr. Morini's options currently are exercisable at $3.50 to $5.75 per share. The original exercise prices of 20,215 of the options ranged from $17.50 per share to $25.03 per share. The exercise prices of these options were reduced by the Board of Directors to $3.50 per share on August 31, 1993. Options expire as to 7,143 shares on December 14, 1997, as to 13,072 shares on October 1, 2001, and 142,858 as to July 1, 2007. Also includes 2,143 shares owned by Mr. Morini that are held in a nominee name and 286 shares held in joint tenancy. With the exception of the options and the share held in a nominee name, all of Mr. Morini's shares have been transferred to Morini Investments Limited Partnership, a Delaware limited liability partnership, of which Angelo Morini is the sole limited partner and Morini Investments LLC is
the sole general  partner.   Mr. Morini is the sole member of Morini
Investments LLC.

(4) Mr. Tyree, a current member of the Board of Directors, was granted an option to acquire 2,143 shares of Common Stock on September 11, 1992 for an exercise price of $20.16 per share. This option expires on September 11, 2002. The closing bid price of the Company's Common Stock as quoted on the NASDAQ System on September 10, 1992 was $20.13 per share. Mr. Tyree was granted an additional option on October 1, 1993 to acquire 143 shares of Common Stock at an exercise price of $14.88 per share. This option expires on October 1, 2003. The closing bid price of the Company's Common Stock as quoted on the NASDAQ System on September 30, 1993 was $14.00 per share. The exercise price of all of Mr. Tyree's then existing options was reduced to $14.00 per share on January 31, 1994. The closing bid price of the Company's Common Stock as quoted on the NASDAQ System on January 28, 1994 was $32.38 per share. On October 1, 1994, Mr. Tyree was granted an option to acquire 143 shares at an exercise price of $19.25 per share. The closing bid price of the Company's Common Stock as quoted on the NASDAQ System on September 30, 1994, was $20.13 per share. This option expires on October 1, 2004. On October 1, 1995, Mr. Tyree was granted an option to acquire 143 shares at an exercise price of $4.13 per share. The closing bid price of the Company's Common Stock as quoted on the NASDAQ System on September 29, 1995, was $4.16 per share. This option expires on October 1, 2005. This option expires on October 1, 2005. On October 1, 1996, Mr. Tyree was granted an option to acquire 286 shares at an exercise price of $10.29 per share which expire on October 1, 2006. The closing bid price of the Company's Common Stock as quoted on the NASDAQ System on September 30, 1996 was $10.50 per share. On October 1, 1997, he was granted an option to acquire 286 shares at an exercise price of $8.3125 per share which expire on October 1, 2007. The closing bid price of the Company's Common Stock as quoted on the NASDAQ system on September 30, 1997 was $8.31 per share. All of Mr. Tyree's options currently are exercisable.

(5) Dr. Walsh, a current member of the Board of Directors, was granted an option to acquire 2143 shares of Common Stock on January 31, 1992 for an exercise price of $21.00 per share. This option expires on January 31, 2002. The closing bid price of the Company's Common Stock as quoted on the NASDAQ System on January 30, 1992 was $17.50 per share. Dr. Walsh was granted an additional option on October 1, 1992 to acquire 96 shares of Common Stock at an exercise price of $20.13 per share. This option expires on October 1, 2002. The closing bid price of the Company's Common Stock as quoted on the NASDAQ System on September 30, 1992 was $18.38 per share. The exercise price of all of Dr. Walsh's then existing options was reduced to $14.00 per share on January 31, 1994. The closing bid price of the Company's Common Stock as quoted on the NASDAQ System on January 28, 1994 was $32.38 per share. On October 1, 1994, Dr. Walsh was granted an option to acquire 143 shares at an exercise price of $19.25 per share. The closing bid price of the Company's Common Stock as quoted on the NASDAQ System on September 30, 1994, was $20.13 per share. This option expires on October 1, 2004. On October 1, 1995, Dr. Walsh was granted an option to acquire 143 shares at an exercise price of $4.13 per share. The closing bid price of the Company's Common Stock as quoted on the NASDAQ System on September 29, 1995, was $4.16 per share. This option expires on October 1, 2005. On October 1, 1996, Dr. Walsh was granted an option to acquire 286 shares at an exercise price of $10.29 per share which expire on October 1, 2006. The closing bid price of the Company's Common Stock as quoted on the NASDAQ System on September 30, 1996 was $10.50 per share. On October 1, 1997, he was granted an option to acquire 286 shares at an exercise price of $8.31 per share which expire on October 1, 2007. The closing bid price of the Company's Common Stock as quoted on the NASDAQ system on September 30, 1997 was $8.31 per share. All of Dr. Walsh's options currently are exercisable.

(6) Mr. Luther, a current member of the Company's Board of Directors, holds warrants to acquire 7143 shares of Common Stock at a price of $4.48 per share. These warrants were granted as compensation for work per the terms of Mr. Luther's former agreement with the Company to serve as Senior Vice President of Marketing for a term of one year. In addition, Mr. Luther was granted options to acquire 2,143 shares of the Company's Common Stock on January 31, 1996, for an exercise price of $5.69 per share, which option expires on January 31, 2006. On October 1, 1996, Mr. Luther was granted an option to acquire 190 shares at an exercise price of $10.29 per share which expire on October 1, 2006. The closing bid price of the Company's Common Stock as quoted on the NASDAQ System on September 30, 1996 was $10.50 per share. On October 1, 1997, he was granted an option to acquire 286 shares at an exercise price of $8.31 per share which expire on October 1, 2007. The closing bid price of the Company's Common Stock as quoted on the NASDAQ system on September 30, 1997 was $8.31 per share. All of Mr. Luther's options currently are exercisable.

(7) Includes options to acquire 4,286 shares of the Company's Common Stock which were granted to Ms. Hunter in fiscal 1998 pursuant to the Company's 1996 Stock Option Plan. Such options are exercisable at $5.47 to $7.00 per share and expire as to 2,143 on June 18, 2007 and as to 2,143 on October 23, 1997. Of these options, 2,143 are currently exercisable.

Item 13.  Certain Relationships and Related Transactions.

All figures set forth in this Item 13 related to the number of shares of the Company's common stock or prices or values thereof are adjusted to reflect the one-for-seven reverse stock split which was effected on February 11, 1999.

As  of  October  10,  1995,  the Company  entered  into  an  Employment
Agreement (the "Agreement") with Angelo S. Morini, the Company's President and Chief Executive Officer. The Agreement has a term of five years and provides for an annual base salary of $250,000 and an annual bonus in an amount equal to five percent of the Company's pre-tax net income for book purposes, as determined by the Company's independent certified public accounting firm. Other material provisions of the Agreement are as follows:

1.	Mr. Morini was granted the right to purchase (the "Purchase Rights")
2,571,429 shares of Common Stock, at a per share price of 110% of the average closing bid price as reported on the NASDAQ System for the ten trading days preceding the receipt by the Company of written notice of Mr. Morini's election to purchase the shares. As of October 11, 1995, Mr. Morini exercised the Purchase Rights with respect to all 2,571,429 shares and, in accordance with the terms of the Agreement, Mr. Morini executed in favor of the Company a balloon promissory note (the "Note") in the principal amount of $11,572,200, bearing interest at the rate of seven percent per annum. The Note was due and payable in full on October 11, 2000, subject to Mr. Morini's option to extend the Note for up to five additional years provided that he pays at least one-third of the then accrued but unpaid interest, with any remaining unpaid interest to be added to principal. In order to secure the Note, Mr. Morini executed in favor of the Company a stock pledge and security agreement pursuant to which Mr. Morini granted the Company a first priority security interest in all of the Common Stock which he acquired upon exercise of the Purchase Rights.

   2.Mr. Morini shall be granted certain options to purchase Common Stock upon the Company's achievement of each of the following milestone events:

  Milestone Event                  Number of Options Granted
  Reaching break-even for a                  142,858
      calendar quarter
  Annual net operating income                142,858
      of $1,000,000 or more
  Each increment of $1,000,000               142,858
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

   3.The Agreement is terminable by Mr. Morini upon the delivery of written notice of termination in the event that a majority of the Company's Board of Directors is at any time comprised of persons for whom Mr. Morini did not vote in his capacity as a director or a shareholder of the Company (a "Change of Control"). If Mr. Morini abstains from voting for any person as a director, such abstention shall be deemed to be an affirmative vote by Mr. Morini for such person as a director.

   4.If the Agreement is terminated, regardless of the reason for such termination, Mr. Morini shall be entitled to retain all unexercised Purchase Rights and options granted under the Agreement and all shares of Common Stock issued in connection with the exercise of such Purchase Rights and options, and shall receive all earned but unpaid base salary through the effective date of termination and all accrued but unpaid bonuses for the fiscal year(s) ending prior to the effective date of termination. Additionally, in the event that Mr. Morini's employment is terminated without cause or due to his death, total disability or legal incompetence, or if Mr. Morini terminates his employment upon a Change of Control, the Company shall pay to Mr. Morini or his estate severance pay equal to three times the amount of Mr. Morini's annual base salary (before deductions for withholding, employment and unemployment taxes), and a bonus for the year of termination and the following two years equal to the average of the two bonuses paid to Mr. Morini under the Agreement.

   5.In the event of a Change of Control, Mr. Morini may, at any time thereafter, require that the Company purchase up to 234,081 shares of his Common Stock at a purchase price of $3.50 per share, subject to adjustment for any increase or decrease in the number of outstanding shares of the Company's Common Stock or in the event that the Common Stock is changed into or exchanged for a different number or class or kind of shares or securities of the Company, by reason of merger, consolidation, reorganization, recapitalization, reclassification, stock dividend, stock split, combination of shares, exchange of shares, change in corporate structure or the like.

   6.The Company extended the maturity date of that certain Promissory Note dated as of November 4, 1994, executed by Mr. Morini in favor of the Company in the principal amount of $1,200,000 in conjunction with his exercise of options previously granted by the Company for two additional years until November 4, 2001.

   7.In the event Mr. Morini voluntarily terminates his employment with the Company or if he is terminated for "cause" (as defined in the Agreement), he will not compete with the Company for a period of one year following the date of termination of his employment with the Company, whether as an employee, officer, director, partner, shareholder, consultant or independent contractor in any business substantially similar to that conducted by the Company within those areas in the United States in which the Company is doing business as of the date of termination.

On June 17, 1999, the Company's Board of Directors approved an amendment and restatement of Mr. Morini's employment agreement.
The employment agreement, as amended, has a rolling five year term and provides for an increased annual base salary of $300,000 and a reduced, sliding scale percentage profit sharing bonus based on the Company's annual pre-tax net income. The amended agreement includes the grant of stock options to acquire shares of Common Stock which, if exercised, would bring Mr. Morini's ownership interest in the Company to 45% (on a fully diluted basis, including the exercise of all outstanding options and warrants), and eliminates the ongoing performance based option arrangement of the prior employment agreement.
The exercise price of the stock options granted in the amended agreement is $3.31, the [closing bid price on the NASDAQ System as of June 15, 1999]. The amended employment agreement further provides for a consolidation of the two promissory notes executed by Mr. Morini in favor of the Company in the principal amounts of $1,200,000 and $11,572,000 in connection with prior stock option exercises. The consolidated promissory note, which has a principal balance of $12,772,000, is non-interest bearing, non-recourse to Mr. Morini and secured by the Common Stock acquired by Mr. Morini in connection with the option exercises for which he executed the original promissory notes. The approximately $3,000,000 in unpaid interest payable under the original promissory notes was forgiven. In the event Mr. Morini's employment is terminated by the Company without cause or in the event that a majority of the Company's Board of Directors is at any time comprised of persons for whom Mr.
Morini did not vote in his capacity as a director or a shareholder of the Company (a "Change of Control"), Mr. Morini shall be entitled to receive his then current base salary for a period of five years or the end of the term of the Agreement, whichever is longer, and all indebtedness under the consolidated promissory note shall be forgiven. The amended employment agreement also eliminates Mr. Morini's put rights described in paragraph 5 above which became effective upon a Change of Control.

Included under the heading Other Receivables on the Balance Sheet is $130,729 in advances to Angelo Morini.

Angelo S. Morini's brother, Christopher Morini, works for the Company as Vice President of Marketing. On May 16, 1996, Christopher Morini was issued an option to purchase 7,143 shares of the Company's Common Stock at a price of $8.47 per share. This option expires on May 16, 2006. This option is currently exercisable for 4,286 of the 7,143 shares under option. On September 24, 1998, Christopher Morini was issued an option to purchase 14,286 shares of the Company's Common Stock at a price of $2.87 per share. This option expires on September 24, 2008. This option is currently fully exercisable.

                           Part IV

Item 14.  Exhibits and Reports on Form 8-K.
The following Exhibits are filed as part of this Form 10-K.

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


10.1 Second Amendment to the Security Agreement with Finova Financial Services dated June 1998 (Filed herewith.)

10.2            Third  Amendment  to the Security  Agreement  with
          Finova   Financial  Services  dated  December   1998   (Filed
          herewith.)

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

                              GALAXY FOODS COMPANY



Date:  June 25, 1999          /s/Angelo S. Morini
                              Angelo S. Morini
                              Chairman and President
                              (Principal Executive Officer)



Date:  June 25, 1999          /s/Cynthia L. Hunter
                              Cynthia L. Hunter, CPA
                              Chief Financial Officer
                              (Principal Financial and Accounting Officer)


Date: June 25, 1999           /s/Douglas Walsh
                              Douglas Walsh, M.D.
                              Director


Date: June 25, 1999           /s/Marshall Luther
                              Marshall Luther
                              Director


Date: June 25, 1999           /s/Earl Tyree
                              Earl Tyree
                              Director

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

10.1           Second Amendment to the Security Agreement
          with Finova Financial Services (Filed herewith.)       45

10.2           Third Amendment to the Security Agreement
          with Finova Financial Services (Filed herewith.)       47

  27            Financial Data Schedule (Filed herewith.)



* Previously filed

          Second Amendment to Security Agreement with Finova

As of June 3, 1998

RE: FINOVA Capital Corporation ("FINOVA") with Galaxy Foods
Company ("Borrower")

Gentlemen:

Reference is made to that certain Security Agreement (Accounts Receivable, Inventory and Equipment) dated November 1, 1996, by and between FINOVA and Borrower, and reference is also made to those certain Amendments to the Security Agreement dated June 27, 1997, and February 8, 1998, each by and between FINOVA and Borrower (collectively, the "Security Agreement"), Borrower has requested and FINOVA has agreed to amend the terms of the Security Agreement as follows:

1.The line of credit defined in paragraph 1.10 of the Security Agreement is hereby increased from $4,500,000 to $6,500,000;

2.Section 1 of the Security Agreement is hereby amended by inserting the following defined term as paragraph 1.16:
  "Operating Cash Flow/Actual" means for any period, Borrower's new income or loss (excluding the effect of any extraordinary gains or losses), determined in accordance with GAAP, plus or minus each of the following items, to the extent deducted from or added to the revenues of Borrower in the calculation of net income or loss: (I) depreciation;
  (ii) amortization and other non-cash charges; (iii) interest expense paid or accrued; (iv) total amortization and other non-cash charges; (iii) interest expense paid or accrued
  (iv) total federal and state income tax expense determined as the accrued liability of Borrower in respect of such period, regardless of what portion of such expense has actually been paid by Borrower during such period; and (v) Management Fees paid, to the extent permitted hereunder, and after deduction for each of (a) federal and state income taxes, to the extent actually paid during such period; (b) any non-cash income; and (c) all actual Capital Expenditures made during such period and not financed.

3.Paragraph 2.1 (a) shall be amended by increasing the maximum sublimit for advances made against Eligible Receivables from $3,000,000 to $3,500,000, and Paragraph 2.1
  (b) of the Security Agreement shall be amended by increasing the maximum sublimit for advances made against Eligible Inventory from $750,000 to $1,500,000 (collectively the "Revolving Line of Credit");

4.Paragraph 2.1(c) of the Security Agreement shall be modified by increasing the prior Purchase Money M&E Advance (now, the "Term Loan") from $1,500,000 to $3,000,000 and advancing such additional amounts so as to increase the existing Term Loan to the amount of $3,000,000 which shall now be repaid in arrears to FINOVA in Thirty Nine (39) successive monthly installments of principal in the amount of Thirty Six Thousand Dollars ($36,000) together with accrued interest thereon payable on the first day of each month, beginning July 1, 1998, and continuing through and including September 1, 2001; and the final installment shall now be payable on October 1, 2001 in the amount of the principal balance together with accrued interest thereon form time to time remaining unpaid. Interest shall be computed on the basis of a 360-day year for the actual number of days elapsed, and shall be at the rate of 1point above the Prime Rate (as defined in the Security Agreement) computed on the basis of a 360-day year; provided, however, upon the occurrence and during the continuance of an event of default ( as defined in the Security Agreement), interest shall accrue on the outstanding principal balance at the Default Rate, as set forth in the Security Agreement. Notwithstanding the foregoing, FINOVA shall have the right at any time to demand and receive the immediate repayment of the entire balance of the Term Loan in the event (a) of any default or termination under this Agreement; (b) of any reduction in the value of the Borrower's machinery and equipment; or (c) that FINOVA, in its sole and absolute discretion, shall consider the Term Loan insecure;

5.Paragraph 3.1 of the Security Agreement shall be amended by deleting the first sentence of such paragraph and replacing it with the following sentence: 3.1 FINOVA is authorized to charge the Borrower's loan account as an advance on the first day of each month as follows: (a) all costs and expenses; (b) interest on Borrower's monthly average loan balance (inclusive of all advances made pursuant to paragraph 2.1 of this Agreement, together with all costs and expenses charged to paragraph 2.1 of this Agreement, together will all costs and expenses charged to Borrower's account) which shall be payable by Borrower to FINOVA (I) on the Borrower's monthly average Revolving Line of Credit at the per annum Prime Rate (as defined in the Security Agreement) plus one half of one (.5) point (the "Revolver Interest Rate"), and (ii) on any Term Loan advanced to Borrower pursuant to Paragraph 2.1 of the Security Agreement, at the per annum Prime Rate plus One (1) point (the "Term Interest Rate") (c) Letter of Credit Fees ("LC Fee") in the amount of two percent of the face amount of any such Letters of Credit issued for the account of Borrower, the aggregate face amount of which shall not exceed $500,000, which amount shall be fully reserved by FINOVA from Borrower's Revolving Line of Credit availability;

6.Paragraph 3.5 of the Security Agreement is hereby amended reducing the monthly Service Fee payable by Borrower to FINOVA from $1,000 to $750;

7.Section 3 of the Security Agreement is hereby amended with the addition of paragraph 3.7 as follows: 3.7 Borrower shall unconditionally pay to FINOVA a fee equal to one-half of one percent (.5%) per annum of the difference between the Revolving Line of Credit and the average daily outstanding balance of the Revolving Line of Credit loans during such quarter, or portion thereof ("Unused Line Fee"), which fee shall be calculated and payable quarterly, in arrears, and shall be due and payable, the commencing on the first Business Day of the Borrower's first fiscal quarter following the Closing Date continuing on the first Business Day of each fiscal quarter thereafter.

8.Paragraph 9.1 of the Security Agreement shall be amended extending the term of the Security Agreement to October 31, 2001;

9.Paragraph 9.2 of the Security Agreement shall be amended by deleting subparagraphs (a) and (b) and replacing them with the following language: "(a) one (1%) percent of the Line of Credit if the Security Agreement is terminated prior to October 30, 1999; and (b) one-half of one percent of the Line of Credit if the Security Agreement is terminated during the period from October 31, 1999 to October 30, 2000;

10. Section 6 of the Security Agreement shall be amended to include a new paragraph 6.18 the following language: Total Debt Service Coverage Ration. As of the last day of each calendar quarter ended March 31, June 30, September 30, and December 31, Borrower's Operating Cash Flow/Actual for the consecutive 12-month period ending as of such last day must be at least 1.25 times the amount necessary to meet Borrower's Total Contractual Debt Service for such 12 month period; provided however, that, with respect to the calculations set forth herein form the period from the Closing Date through December 31, 1998, Borrower's Operating Cash Flow/Actual and Total Contractual Debt Service shall be determined beginning as of March 31, 998 (the "Start Date") and be measured as follows: (I) the time period from the Start Date through September 30, 1998 shall be for such amounts for such period, (ii) the time period from the Start Date through December 31, 1998 shall be for such amounts for such period; and, provided further, that all such determinations shall be made on a consolidated basis.

In consideration of this Amendment to the Security
Agreement, Borrower shall pay FINOVA a fee in the amount of $45,000 which amount shall be deemed earned and payable to FINOVA immediately upon the execution and delivery of this Agreement.

Except as provided for herein, all other terms and conditions contained in the Security Agreement shall remain in full force and effect and in all respects unchanged.


FINOVA CAPITAL CORPORATION
/s/ Frank Madonna
Frank Madonna, Assistant Vice President


Accepted and Agreed to as of the 3rd Day of June 1998

Galaxy Foods Company
/s/ Cynthia Hunter
Cynthia Hunter, Authorized Signatory

      Third Amendment to Security Agreement with Finova

As of December 8, 1998

RE:  FINOVA Capital Corporation ("FINOVA") with Galaxy Foods
Company ("Borrower")

Gentlemen:

Reference is made to that certain Security Agreement (Accounts Receivable, Inventory and Equipment) dated November 1, 1996, by and between FINOVA and Borrower, and reference is also made to those certain Amendments to the Security Agreement dated June 27, 1997, February 8, 1998 and June 3, 1998, each by and between FINOVA and Borrower (collectively, the "Security Agreement"), Borrower has requested and FINOVA has agreed to amend the terms of the Security Agreement as follows:

1.The line of credit defined in paragraph 1.10 of the Security Agreement is hereby increased from $6,500,000 to $8,500,000;

2.Paragraph 2.1 shall be amended by deleting the entire
  Paragraph and replacing it with the following: "2.1 FINOVA shall from time to time, in its sole and absolute discretion, make loans, advances and other financial accommodations to or for the benefit of the Borrower of the lesser of (a) up to $5,500,000 (the "Revolving Line of Credit"); or (b) the sum of (I) 80% of the Net Amount of Eligible accounts (or such greater of lesser percentage thereof as FINOVA shall, in its sole discretion determine); and (ii) 35% of eligible inventory (as determined by FINOVA in its sole and absolute discretion and priced at the lower of cost or market) in an amount not to exceed $2,350,000;

3.Paragraph 3.1 of the Security Agreement shall be amended by increasing the maximum aggregate face amount of Letters of Credit issued for the account of Borrower from $500,000 to $1,000,000

4.Paragraph 9.2 of the Security Agreement shall be amended by deleting subparagraph (b) and replacing it with the following: (b) one (1%) percent of the Line of Credit if the Security Agreement is terminated during the period from October 30, 1999 to October 30, 2000; (c) one half of one (.5%) percent of the Line of Credit if the Security Agreement is terminated during the period from October 31, 12000 to October 30, 2001.

In consideration of this Amendment to the Security
Agreement, Borrower shall pay FINOVA a fee in the amount of $65,000 ("Closing Fee") which amount shall be deemed earned and payable to FINOVA immediately upon the execution and delivery of this Agreement. Notwithstanding the foregoing, Borrower has requested, and FINOVA has agreed to accept payment of the closing fee in six equal installments, each in the amount of $10,833.33 payable in arrears on November
30, 1998, December 31, 1998, January 31, 1999, February 28,
1999, March 31, 1999 and April 30, 1999.

Except as provided for herein, all other terms and conditions contained in the Security Agreement shall remain in full force and effect and in all respects unchanged.


FINOVA CAPITAL CORPORATION
/s/ James J. Bradley
James J. Bradley, Assistant Vice President


Accepted and Agreed to as of the 8th Day of December 1998

Galaxy Foods Company
/s/ Cynthia Hunter
Cynthia Hunter, Authorized Signatory