Form 10-Q
period 1999-06-30
GALAXY FOODS CO
filed 1999-08-13
CIK 819527

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549


_________________________________________________________________
                                _

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

          For The Quarterly Period Ended June 30, 1999




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

                           YES X    NO


     On July 26, 1999, there were 9,183,032 shares of Common
Stock $.01 par value per share, outstanding.

                      GALAXY FOODS COMPANY

                       Index to Form 10-Q
                 For Quarter Ended June 30, 1999




                                                          PAGE NO.

PART I. FINANCIAL INFORMATION

  Item 1.                                           Financial Statements

     Balance Sheets                                           3
     Statements of Income                                     4
     Statements of Stockholders' Equity                       5
     Statements of Cash Flows                                 6
     Notes to Financial Statements                          7-8

  Item 2.               Management's Discussion and Analysis of
        Financial Condition and Results of Operations      9-12

  Item 4.  Submission of Matters to a Vote of Security Holders12


PART II.                                             OTHER INFORMATION

  Item 6.                      Exhibits and Reports on Form 8-K
13



SIGNATURES                                                   14

                 PART I.  FINANCIAL INFORMATION

                         BALANCE SHEETS

                                          				JUNE 30, 	  	MARCH 31,
		                                             	1999       		1999
	                                        			(Unaudited)

                                ASSETS
CURRENT ASSETS:
	Cash and cash equivalents                		$     	 218   $     	 112
	Trade receivables, net  	                 		 5,591,670     4,428,778
	Inventories		                              	 6,586,580	    6,235,737
	Prepaid expenses		                           	 862,740 	   	 856,267
		Total current assets	                    	 13,041,208    11,520,894

PROPERTY & EQUIPMENT, NET               				 12,751,406    12,503,830
OTHER ASSETS		                               		 470,996 		    452,188
		    TOTAL                                	$26,263,610 	 $24,476,912


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
	Book overdrafts	                          	$	  620,058 	 $ 	 502,942
	Line of credit			                            4,929,769 		  3,912,917
	Accounts payable - trade			                  3,504,676  		 3,311,043
	Accrued liabilities			                         419,926    		 468,513
	Current portion of term note payable			        432,000 	   	 432,000
	Current portion of obligations under
   capital leases	                            		 86,971     		 82,433
		Total current liabilities		                 9,993,400  		 8,709,848

TERM NOTE PAYABLE,
	less current portion		                       	 285,173 		    289,711
OBLIGATIONS UNDER CAPITAL LEASES,
	less current portion			                      2,266,847  		 2,374,847
		Total liabilities                       		 12,545,420 		 11,374,406

COMMITMENTS AND CONTINGENCIES				                     -          		 -

STOCKHOLDERS' EQUITY:
	Common stock		                                	 91,830 		     91,830
	Additional paid-in capital			               47,497,322 		 47,497,322
	Accumulated deficit			                     (21,098,762)		(21,714,446)
				                                         26,490,390 		 25,874,706
	Less:  Notes receivable arising
   from the exercise	of stock options
   and sale of common stock               		 12,772,200 		 12,772,200
		Total stockholders' equity	              	 13,718,190 		 13,102,506
		    TOTAL                              	$	 26,263,610  $ 24,476,912


         See accompanying notes to financial statements.

                      GALAXY FOODS COMPANY

                      STATEMENTS OF INCOME
                                                    				 THREE MONTHS ENDED
	                                                          			JUNE 30,
                                          			         	1999	          	1998
		                                               		(Unaudited)	   	(Unaudited)

NET SALES		                                     	$	 10,381,075   	$	 5,762,538

COST OF GOODS SOLD		                              		 6,590,662 	   	 4,331,294
	Gross margin		                                    	 3,790,413    		 1,431,244

OPERATING EXPENSES:
	Selling                                         			 1,745,609 	     	 577,861
	Delivery			                                           441,844 		      274,046
	General and administrative                        			 852,211      		 382,912
	Research and development                           			 41,662       		 40,518
		Total operating expenses                        		 3,081,326 	   	 1,275,337

INCOME FROM OPERATIONS	                           	 		 709,087     	 	 155,907

OTHER INCOME (EXPENSE):
	Interest expense			                                   (79,033)		      (42,465)
	Other income                                          			 630 		       34,042
		Total		                                              (78,403)		       (8,423)

NET INCOME	                                      		$   630,684 	   $ 	 147,484

INCOME TAX EXPENSE		                                 		 15,000 	           	 -

NET INCOME APPLICABLE TO COMMON STOCK		            $ 	 615,684     	$	 147,484

BASIC NET EARNINGS PER
	COMMON SHARE                                    		$    	 0.07    	 $   	 0.02

DILUTED NET EARNINGS PER
	COMMON SHARE                                    		$    	 0.07 	    $	    0.02






         See accompanying notes to financial statements.

                              GALAXY FOODS COMPANY

                       STATEMENTS OF STOCKHOLDERS' EQUITY

	                             Common Stock		  		Additional 			    	       		Notes Rec
                           	Shares		Par Value	Paid-In Capital 	Accumulated
                                                                 Deficit 	for Common Stock 		Total

Balance at March 31, 1998 8,816,699  $ 88,167  $ 46,459,542  $(23,005,813)  $(12,772,200)	 $ 10,769,696
Exercise of options	          1,144 	    	 11 	     	 3,989 	        		 -   			        -   		     4,000
Issuance of common stock
 under private placement	   357,143 		  3,571 	   	 933,929 		        	 -   			        -   		   937,500
Issuance of common stock
  under employee stock
  purchase plan	              8,046 	    	 81 		     31,362 			         -   			        -   		    31,443
Issuance of warrants	             -   		    -     		 68,500 		   	      -   			        -   		    68,500
Net income	                       -      		 -          		 -   		1,291,367 			          -   		 1,291,367

Balance at March 31, 1999	9,183,032  $ 91,830  $ 47,497,322  $(21,714,446)	 $(12,772,200)	 $ 13,102,506
Net income	                       -   	   	 -   		        -   			 615,684 			          -   		   615,684

Balance at June 30, 1999	 9,183,032  $ 91,830 	$ 47,497,322  $(21,098,762)		$(12,772,200)	 $ 13,718,190





            See accompanying notes to condensed financial statements.

                      GALAXY FOODS COMPANY

                    STATEMENTS OF CASH FLOWS

                                                 	THREE MONTHS ENDED
                                                    			JUNE 30,
                                               			1999		        1998
                                           			(Unaudited)	  	(Unaudited)

CASH FLOWS USED IN OPERATING
   ACTIVITIES:
	Net Income                                  	$	   615,684 	 $ 	 147,484

   ADJUSTMENTS TO RECONCILE NET INCOME
   TO NET CASH USED IN
   OPERATING ACTIVITIES:
	Depreciation expense	                           	 201,644 	   	 165,392
	Bad debt expense		                                      -     		 89,607
	Consulting and director fee expense paid through
	  issuance of common stock warrants		               3,421      		 6,314
	(Increase) decrease in:
	  Trade receivables		                          (1,162,892)	  	 (491,833)
	  Inventories                                 		 (350,843)	  	 (964,746)
	  Prepaid expenses		                               (6,473)	  	 (227,469)
	Increase (decrease) in:
	  Accounts payable 		                             193,633    		 188,641
	  Book overdrafts		                               117,116 		          -
	  Accrued liabilities	                          	 (48,587)	   	 (45,841)
 	NET CASH USED IN
 	OPERATING ACTIVITIES                         		 (437,297)		 (1,132,451)

CASH FLOWS USED IN INVESTING
   ACTIVITIES:
	Purchase of property and equipment	            	 (449,220)		   (361,569)
	Increase in other assets	                       	 (22,229)         		 -
	NET CASH USED IN INVESTING
	ACTIVITIES                                    		 (471,449)  		 (361,569)

CASH FLOWS FROM FINANCING
   ACTIVITIES:
	Net borrowings on line of credit		              1,016,852  		 1,614,995
	Principal payments on note payable 		            (103,462)         		 -
	Principal payments on capital lease obligations		  (4,538)    		 (2,976)
	Proceeds from exercise of common stock options		        -      		 1,500
	NET CASH FROM FINANCING
	ACTIVITIES		                                      908,852 	 	 1,613,519

NET INCREASE IN CASH AND
   CASH EQUIVALENTS                                			 106 		    119,499

CASH AND CASH EQUIVALENTS, BEGINNING
   OF PERIOD	                                       		 112 		     20,069

CASH AND CASH EQUIVALENTS, END
   OF PERIOD	                                	$      	 218 	 $ 	 139,568


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

     The financial statements should be read in conjunction with the financial statements and the related disclosures contained in the Company's Form 10-K dated June 8, 1999, filed with the Securities and Exchange Commission.

(2)  Reclassifications
     Certain items in the financial statements of prior periods have been reclassified to conform to current period presentation.

     Segment Information
     The Company does not identify separate operating segments for management reporting purposes. The results of operations are the basis on which management evaluates operations and makes business decisions.

(3)  Inventories
     Inventories are summarized as follows:
                                          JUNE 30,        MARCH 31,
                                            1999           1999
                                         (unaudited)
     Raw materials                      $  3,533,789     $  2,750,781
     Finished goods                        3,052,791        3,484,956
      Total                             $  6,586,580     $  6,235,737


(4)  Earnings per Share
     The following   is   a   reconciliation  of  basic   net   earnings   per
     share  to  diluted   net  earnings  per  share  for   the   three   month
     and six month periods ended December 31, 1998:

                                                     Three months Ended June 30,
                                                          1999          1998
                                                     (unaudited)   (unaudited)

     Basic net earnings per share                    $       .07  $       .02

     Weighted average shares outstanding - basic       9,183,032    9,093,254
     Potential shares exercisable under stock
       Option plans                                      272,000      159,214
     Potential shares exercisable under warrant
       Agreements                                        613,423    1,105,566

     Less:  Shares assumed repurchased under
       Treasury stock method                          (  875,401)  (  987,106)

     Average shares outstanding - diluted              9,193,054    9,370,928
     Diluted earnings per share                      $       .07  $       .02

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

     For the three months ended June 30,           1999           1998
                                               (unaudited)    (unaudited)
     Noncash financing and investing activities:
        Consulting and directors fees paid
        through issuance of
        common stock warrants                   $     3,121    $    16,500

     Cash paid for:
        Interest                                $   214,530    $    14,557

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

Results of Operations

Net Sales were $10,381,075 in the quarter ended June 30, 1999, compared to net sales of $5,762,538 for the quarter ended June 30, 1998, an increase of 80%. The increase in sales was primarily attributed to an increase in sales generated by marketing activities related to the promotion of the Company's Veggie brand of products. Marketing activities included print, television and radio advertising in key markets across the country. This resulted in a steady upward trend in sales volume for the Veggie line of products and the Company expects this trend in sales volume to continue throughout fiscal 2000.

Cost of Goods Sold were $6,590,662 representing 63% of net sales for the quarter ended June 30, 1999, compared with $4,331,294 or 75% of net sales for the same period ended June 30, 1998. The Company was able to improve gross margin by focusing on production efficiencies, including larger production runs, reduced variable costs of production, and changes in the product mix to focus on sales of higher margin, branded products.

Selling expenses were $1,745,609 for the quarter ended June 30, 1999, compared with $577,861 for the same period ended June 30,
1998, an increase of 202%. The increase in expenses over the same period a year ago is mainly attributed to a new advertising campaign to promote the Company's flagship line of products, Veggie. This campaign focuses on key markets throughout the country where distribution of the Company's products is widespread. In addition, there are variable expenses, including brokerage commissions that increase in proportion to the increase in sales.

Delivery expenses were $441,844 for the quarter ended June 30, 1999, compared with $274,046 for the same period ended June 30, 1998, a 61% increase. The increase in delivery costs is a result of the increase in sales shipments to customers for the period ended June 30, 1999 as compared with the same periods in the prior year. Delivery expense as a percentage of sales decreased slightly due to a seasonal lowering of shipping costs for perishable goods during this period.

General and Administrative expenses were $852,211 for the quarter ended June 30, 1999, compared with $382,912 for the same period ended June 30, 1998, a 123% increase. This change is primarily attributed to increased expenses for consulting services related to Year 2000 readiness and additional employee salaries associated with the Company's growth in volume.

Research and Development expenses were $41,662 for the quarter ended June 30, 1999, compared with $40,518 for the quarter ended
June 30, 1998. This 3% increase in expenses is due to normal salary increases for this department.

Other Income and Expenses netted to $78,433 in expense for the quarter ended June 30, 1999 as compared to $8,423 in expense for the quarter ended June 30, 1998. Interest expense increased due to additional draws on the line of credit during fiscal 2000 and the capitalization of interest expense to construction in progress during fiscal 1999. In addition, during fiscal 1999, 34,042 in other income was recorded related to a refund received by the Company.

Liquidity and Capital Resources

Operating Activities -- Net cash used by operating activities was $437,297 for the three months ended June 30, 1999 compared to net cash used of $1,132,451 for the same period in 1998. This change in operating activities is the result of increased sales for the quarter ended June 30, 1999 and a large increase in prepaid expenses during the first three months of fiscal 1999.

Investing Activities -- Net cash used in investing activities totaled $471,449 for the period ended June 30, 1999 compared to net cash used of $361,569 for the same period in 1998. The increase in cash used for investing activities during fiscal 1999 as compared to fiscal 1998 resulted from purchases of packaging equipment and the construction of a new Culinary School for foodservice customers during the first quarter in fiscal 2000.

Financing Activities -- Net cash flows provided by financing activities were $908,852 for the three months ended June 30, 1999 compared to cash flows provided by financing activities of $1,613,519 for the same period in 1998. This increase is attributed to a reduction in draws on the Company's line of credit as the Company increases sales and collections on accounts receivable.

In  addition,  on  November 1, 1996, the  Company  secured  a  $2 million line of credit with Finova Capital Corporation with interest at the prime rate plus two percent. The availability under this line of credit arrangement is calculated on a borrowing base of eligible inventory and accounts receivable. This line of credit was increased to $3 million during February 1997. During June 1998, the Company signed an amendment to the above contract which expanded the line of credit availability to $3.5 million. The amendment also reduced the interest on the line of credit to prime plus one half of a percent. During December 1998, the Company signed a third amendment to the above contract which expanded the line of credit availabilty to $5.5 milion.

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

The Company has undertaken an assessment of the potential impact of the Year 2000 issue to its internal operations. Such assessment has included a review of the impact primarily in the following areas: production and manufacturing systems, business systems, including sales and marketing, billing, and infrastructure. The Company's infrastructure consists of a network of personal computers and servers that were obtained from major suppliers. The Company also utilizes various business, administrative and financial software applications on the infrastructure to perform the business functions of the Company. The Company is in the process of testing and upgrading its information technology systems and embedded systems, which may be affected by the Year 2000 issue. Based on the progress the Company has made in identifying and addressing the Company's Year 2000 issues and the plan and timeline to complete the compliance program, management does not foresee significant risks associated with the Company's Year 2000 compliance at this time. Management estimates that the testing, upgrading, and replacement of affected systems will be completed by August 31, 1999. However, the inability of the Company to identify and timely correct material Year 2000 deficiencies in the software and/or infrastructure could result in an interruption in, or failure of, certain of the Company's business activities or operations. During Fiscal 1999, the Company replaced its accounting and manufacturing software packages to systems which are Year 2000 compliant. The Company has also replaced any existing hardware which was not Year 2000 compliant. These replacements were a part of the normal upgrades to the Company's systems. To date, the Company has incurred approximately $120,000 to upgrade its systems for compliance with Year 2000 issues. These upgrades were also undertaken to improve the functionality of the
Company's production and accounting systems. No material expenses are expected during fiscal 2000 in connection with this project.

The Company has established a team dedicated to periodically reviewing not only the internal information technology and embedded systems used in the operation of the Company, but also the information technology and embedded systems and the Year 2000 compliance plans of the Company's significant customers and suppliers, shipper, utilities, financial institutions and transfer agent. The Company has material third party relationships with its customers, suppliers, shippers, utilities, financial institutions, and transfer agent. If the operations of any of these third parties are adversely impacted by Year 2000 deficiencies, it may have a material impact on the Company.
Accordingly,   the   Company   has  requested   information   and
documentation from the Company's significant customers and suppliers, shippers, utilities, financial institutions, and transfer agent relating to their Year 2000 compliance plans in the form of a survey. At this time, the Company has received approximately 75% of its certifications from vendors and customers. With respect to the responses received, no customers or suppliers have indicated significant problems which could result in a material loss. The Company will contact any customers and suppliers who have not responded by September 30, 1999. Therefore, management does not, at this time, know of the potential costs to the Company of any adverse impact or effect of any Year 2000 deficiencies by these third parties.

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



Item 4.  Submission of Matters to a Vote of Security Holders


No matters were submitted to security holders during this period.

                   PART II.  OTHER INFORMATION

                      GALAXY FOODS COMPANY


ITEM 6.  Exhibits and Reports on Form 8-K

The following exhibits are filed as part of this Form 10-Q.

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

*10.1          Second  Amendment to the Security  Agreement  with
          Finova  Financial Services dated June  1998  (Filed  as
          Exhibit  10.1 on Form 10-K for fiscal year ended  March
          31, 1999, and incorporated herein by reference.)

*10.2         Third Amendment to the Security Agreement with
          Finova Financial Services dated December 1998 (Filed as
          Exhibit 10.2 on Form 10-K for fiscal year ended March
          31, 1999, and incorporated herein by reference.)


 27       Financial Data Schedule (Filed herewith.)


Reports on Form 8-K

No reports on From 8-K were filed during the last quarter of the period covered by this report.

                           SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.











                              GALAXY FOODS COMPANY




Date: August 4, 1999          /s/Angelo S. Morini
                              Angelo S. Morini
                              Chairman and President
                              (Principal Executive Officer)






Date: August 4, 1999          /s/Cynthia L. Hunter
                              Cynthia L. Hunter, CPA
                              Chief Financial Officer
                              (Principal Financial and
                              Accounting Officer)