Form 10-Q
period 1999-09-30
GALAXY FOODS CO
filed 1999-11-15
CIK 819527

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549


_________________________________________________________________

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
	THE SECURITIES EXCHANGE ACT OF 1934

            For The Quarterly Period Ended September 30, 1999


                    ____________________________
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


	On November 1, 1999, there were 9,183,907 shares of Common Stock $.01 par value per share, outstanding.

                         GALAXY FOODS COMPANY

                          Index to Form 10-Q
                 For Quarter Ended September 30, 1999




                                                     	PAGE NO.

PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Balance Sheets	                                         3
		Statements of Income	                                   4
		Statements of Cash Flows	                               5
		Notes to Financial Statements	                        6-7

	Item 2.	Management's Discussion and Analysis of
			Financial Condition and Results of Operations	      8-11

	Item 3.  Quantitative and Qualitative Data Concerning
   Market Risk                                           11


PART II.	OTHER INFORMATION

	Item 6.	Exhibits and Reports on Form 8-K                	12


SIGNATURES	                                               13

                       PART I.  FINANCIAL INFORMATION
                               BALANCE SHEETS
                            GALAXY FOODS COMPANY

                                          September 30,      MARCH 31,
                                              1999             1999
                                           (Unaudited)
                                  ASSETS
CURRENT ASSETS:
Cash and cash equivalents                $    963,841      $       112
Trade receivables, net                      6,553,555        4,428,778
Inventories                                 6,272,788        6,235,737
Prepaid expenses                            1,074,405          856,267
Total current assets                       14,864,589       11,520,894

PROPERTY & EQUIPMENT, NET                  12,853,761       12,503,830
OTHER ASSETS                                  511,753          452,188
    TOTAL                                $ 28,230,103      $24,476,912


                   LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Book overdrafts                          $          -      $   502,942
Line of credit                              4,552,784        3,912,917
Subordinated note payable                   3,865,000                -
Accounts payable - trade                    2,239,285        3,311,043
Accrued liabilities                           463,326          468,513
Current portion of term note payable          432,000          432,000
Current portion of obligations under
  capital leases                                7,703           82,433
Total current liabilities                  11,560,098        8,709,848

TERM NOTE PAYABLE, less current portion     2,158,847        2,374,847
OBLIGATIONS UNDER CAPITAL LEASES,
  less current portion                          4,720          289,711
Total liabilities                          13,723,665       11,374,406

COMMITMENTS AND CONTINGENCIES                       -                -

STOCKHOLDERS' EQUITY:
  Common stock                                 91,839           91,830
  Additional paid-in capital               47,500,841       47,497,322
  Accumulated deficit                     (20,314,042)     (21,714,446)
                                           27,278,638       25,874,706
Less:  Notes receivable arising from
the exercise of stock options and sale
of common stock                            12,772,200       12,772,200

Total stockholders' equity                 14,506,438       13,102,506
    TOTAL                                $ 28,230,103     $ 24,476,912


             See accompanying notes to financial statements.

                          GALAXY FOODS COMPANY
                          STATEMENTS OF INCOME

                                    SIX MONTHS ENDED      THREE MONTHS ENDED
                                      SEPTEMBER 30,          SEPTEMBER 30,
                                  1999        1998        1999         1998
                              (Unaudited)  (Unaudited) (Unaudited) (Unaudited)

NET SALES                   $ 20,902,705 $ 13,346,376 $ 10,521,630 $ 7,583,838

COST OF GOODS SOLD            13,312,726    9,555,899    6,722,064   5,224,605
Gross margin                   7,589,979    3,790,477    3,799,566   2,359,233

OPERATING EXPENSES:
Selling                        2,948,424    1,454,906    1,202,815     877,045
Delivery                         987,712      654,706      545,868     380,660
General and administrative     1,798,905      937,094      946,694     554,182
Research and development          95,315       87,872       53,653      47,354
Total operating expenses       5,830,356    3,134,578    2,749,030   1,859,241

INCOME FROM OPERATIONS         1,759,623      655,899    1,050,536     499,992

OTHER INCOME (EXPENSE):
Interest expense                (325,516)     (96,297)    (246,483)    (53,832)
Other income (expense)            (3,703)      35,384       (4,333)      1,342
Total                           (329,219)     (60,913)    (250,816)    (52,490)

NET INCOME                  $  1,430,404   $  594,986  $   799,720  $  447,502

INCOME TAX EXPENSE                30,000            -       15,000           -

NET INCOME APPLICABLE TO
COMMON STOCK                $  1,400,404   $  594,986  $   784,720  $  447,502

BASIC NET EARNINGS PER
COMMON SHARE                $       0.15   $     0.07  $      0.09  $     0.05

DILUTED NET EARNINGS PER
COMMON SHARE                $       0.15   $     0.07  $      0.08  $     0.05



               See accompanying notes to financial statements.

                          GALAXY FOODS COMPANY
                        STATEMENTS OF CASH FLOWS

                                                     SIX MONTHS ENDED
                                                       SEPTEMBER 30,
                                                  1999             1998
                                              (Unaudited)      (Unaudited)

CASH FLOWS USED IN OPERATING ACTIVITIES:
Net Income                                  $   1,400,404     $   594,986

ADJUSTMENTS TO RECONCILE NET INCOME
  TO NET CASH USED IN OPERATING ACTIVITIES:
Depreciation expense                              436,796         176,188
Bad debt expense                                        -          89,607
Consulting and director fee
expense paid through issuance
of common stock warrants                           10,921          15,560
(Increase) decrease in:
  Trade receivables                            (2,124,777)     (1,222,306)
  Inventories                                     (37,051)     (2,892,527)
  Prepaid expenses                               (218,138)       (282,837)
Increase (decrease) in:
  Accounts payable                             (1,071,757)        870,138
  Book overdrafts                                (502,942)       (202,682)
  Accrued liabilities                              (5,187)        (65,145)

NET CASH USED IN OPERATING ACTIVITIES          (2,111,731)     (2,919,018)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of property and equipment               (786,727)       (362,720)
Increase in other assets                         (145,486)              -

NET CASH USED IN INVESTING ACTIVITIES:           (932,213)       (362,720)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings on line of credit                  355,599       1,691,656
Net proceeds from subordinated note payable     3,865,000               -
Net borrowings (payments) on note payable        (216,000)      1,549,000
Principal payments on capital lease obligations      (453)         (5,619)
Proceeds from exercise of common stock options      3,528          27,230

NET CASH FROM FINANCING ACTIVITIES:             4,007,673       3,262,267

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                               963,729         (19,471)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD        112          20,069

CASH AND CASH EQUIVALENTS, END OF PERIOD      $   963,841    $        598

           See accompanying notes to condensed financial statements.

                             GALAXY FOODS COMPANY
                         NOTES TO FINANCIAL STATEMENTS

(1)	Management Representation
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

(3)	Inventories
	Inventories are summarized as follows:
                  	                   SEPTEMBER 30,        	MARCH 31,
	                                        	1999		              1999
                                     		(unaudited)
	Raw materials	                       $  3,146,813       	$ 	2,750,781
	Finished goods	                         3,125,975		        	3,484,956
		Total	                              $  6,272,788	      	$ 	6,235,737

(4)	Earnings per Share
	The following is a reconciliation of basic net earnings per share to diluted net earnings per share for the three month and six month periods ended September 30:

                                  SIX MONTHS ENDED        THREE MONTHS ENDED
                                    SEPTEMBER 30,            SEPTEMBER 30,
                                1999          1998       1999           1998
                            (unaudited)   (unaudited) (unaudited)   (unaudited)
Basic net earnings per share      $0.15         $0.07       $0.09        $0.05
Weighted average shares
  outstanding - basic         9,183,226     8,816,686   9,183,615    8,816,721
Potential shares exercisable
  under stock option plans    1,063,618       159,178   1,629,035      159,178
Potential shares exercisable
  under warrant agreements      614,137     1,105,565     614,137    1,105,565
Less:  Shares assumed
  repurchased under treasury
  stock method               (1,525,234)     (987,070) (1,993,470)    (987,070)
Average shares outstanding -
  diluted                     9,335,747     9,094,359   9,433,317    9,094,394

Diluted earnings per share        $0.15         $0.07       $0.08        $0.05

                            GALAXY FOODS COMPANY
                 NOTES TO CONDENSED FINANCIAL STATEMENTS
                               (Continued)


(5)		Supplemental Cash Flow Information
For purposes of the statement of cash flows, all highly liquid investments with a maturity date of three months or less are considered to be cash equivalents. Cash and cash equivalents include checking accounts, money market funds and certificates of deposits.

For the six months ended September 30,			       1999  	       1998
                                            (unaudited)   (unaudited)
Cash paid for:
	Interest                                   $ 325,516	     $ 197,624

(6)		Subordinated Note Payable
On September 30, 1999, the Company closed on a $4,000,000 subordinated note payable to Finova Mezzanine Capital. The subordinated note bears interest at a rate of 13.5% and is secured by a secondary lien on the Company's assets. The note matures on September 30, 2004.

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

Results of Operations

Net Sales were $10,521,630 in the quarter ended September 30, 1999, compared to net sales of $7,583,838 for the quarter ended September 30, 1998, an increase of 39%. Net sales were $20,902,705 for the six months ended September 30, 1999 as compared to $13,346,376 for the same period one year ago, an increase of 57%. The increase in sales has been a trend for the company over the last three fiscal years. The Company has begun to spend money on targeted advertising campaigns for its flagship brand of products, Veggie. Marketing activities included print, television and radio advertising in key markets across the country. This has resulted in a steady upward trend in sales volume for the Veggie line of products and the Company expects this trend in sales volume to continue throughout fiscal 2000.

Cost of Goods Sold were $6,722,064 representing 64% of net sales for the quarter ended September 30, 1999, compared with $5,224,605 or 69% of net sales for the same period ended September 30, 1998. Cost of Goods Sold were $13,312,726 for the six months ended September 30, 1999, representing 64% of net sales as compared to $9,555,899 or 72% of net sales for the six months ended September 30, 1998. The Company was able to improve gross margin by focusing on production efficiencies, longer production runs, and changes in the product mix to focus on sales of higher margin, branded products.

Selling expenses were $1,202,815 for the quarter ended September 30, 1999, compared with $877,045 for the same period ended September 30, 1998, an increase of 37%. For the six months ended September 30, 1999, selling expenses were $2,948,424 as compared to $1,454,906 for the same period one year ago, an increase of 103%. The increase in expenses over the same period a year ago is mainly attributed to a new advertising campaign to promote the Company's flagship line of products, Veggie. The increase in selling expenses correlates to an increase in sales, as approximately 32% of selling expenses, such as brokerage commissions, are variable in nature and increase as sales increase.

Delivery expenses were $545,868 for the quarter ended September 30, 1999, compared with $380,660 for the same period ended September 30, 1998, a 43% increase. Delivery expenses were $987,712 for the six months ended September 30, 1999 as compared to $654,706 for the six months ended September 30, 1998. The increase in delivery costs is a result of the increase in sales shipments to customers for the periods ended September 30, 1999 as compared with the same periods in the prior year.

General and Administrative expenses were $946,694 for the quarter ended September 30, 1999, compared with $554,182 for the same period ended September 30, 1998, a 71% increase. General and administrative expenses increased 92% to $1,798,905 for the six months ended September 30, 1999 as compared to $937,094 for the same period one year ago. This change is primarily attributed to increased expenses for consulting services for conversion to a new network server to accommodate additional users as well as expenses attributable to additional employees hired in connection with the Company's growth.

Research and Development expenses were $53,653 for the quarter ended September 30, 1999, compared with $47,354 for the quarter ended September 30, 1998. These expenses were $95,315 for the six months ended September 30, 1999 as compared to $87,872 for the same period one year ago.

Other Income and Expenses netted to $250,816 in expense for the quarter ended September 30, 1999 as compared to $52,490 in expense for the quarter ended September 30, 1998. These expenses netted to $329,219 for the six months ended September 30, 1999 as compared to $60,913 for the same period in fiscal 1999. Interest expense increased due to additional draws on the line of credit during fiscal 2000 and the capitalization of interest expense to the construction in progress during fiscal 1999.

Liquidity and Capital Resources

Operating Activities -- Net cash used by operating activities was $2,111,731 for the six months ended September 30, 1999 compared to net cash used of $2,919,018 for the same period in fiscal 1999. In the six months ended September 30, 1999, the increase in cash used in operating activities was a result of an increase in trade receivables in connection with the Company's growth in sales. In addition, the Company used some of the proceeds of its $4,000,000 subordinated note payable to Finova Mezzanine Capital to pay down outstanding accounts payable. During the same period in fiscal 1999, cash was used in connection with the build-up of inventories to manage the shift from distributor to direct sales for some large customers. Direct shipping requires larger inventory on hand balances and a reduced lead time on orders but reduces the costs associated with the sale.

Investing Activities -- Net cash used in investing activities totaled $932,213 for the six month period ended September 30, 1999 compared to net cash used of $362,720 for the same period in
fiscal 1999.   The increase in cash used for investing activities
during fiscal 2000 as compared to fiscal 1999 resulted from purchases of racking and cooling equipment and the construction of a new Culinary School for foodservice customers during the first two quarters in fiscal 2000.

Financing Activities -- Net cash flows provided by financing activities were $4,007,673 for the six months ended September 30, 1999 compared to $3,262,267 for the six months ended September 30, 1998. The increase in primarily attributable to the Company closing on a $4,000,000 subordinated note payable to Finova Mezzanine Corporation on September 30, 1999. The subordinated note bears interest at a rate of 13.5% and is secured by a secondary lien on the Company's assets.

In addition, on November 1, 1996, the Company secured a $2 million line of credit with Finova Capital Corporation with interest at the prime rate plus two percent. The availability under this line of credit arrangement is calculated on a borrowing base of eligible inventory and accounts receivable. This line of credit was increased to $3 million during February 1997. During June 1998, the Company amended the line of credit availability to $3.5 million. The amendment also reduced the interest on the line of credit to prime plus one half of a percent. During December 1998, the Company amended the line of credit availability to $5.5 million.

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


Recent Accounting Pronouncements
In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). FAS 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may specifically be designated as a hedge, the objective of which is to match the timing of gain or loss recognition of: (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk; or (ii) the earnings effect of the hedged transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized as income in the period of change. FAS 133, as amended by SFAS 137, is effective for all fiscal year quarters of fiscal years beginning after June 15, 2000. Historically, the Company has not entered into any derivative contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard on April 1, 2001 to affect its financial statements.

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

The Company has undertaken an assessment of the potential impact of the Year 2000 issue to its internal operations. Such assessment has included a review of the impact primarily in the following areas: production and manufacturing systems, business systems, including sales and marketing, billing, and infrastructure. The Company's infrastructure consists of a network of personal computers and servers that were obtained from major suppliers. The Company also utilizes various business, administrative and financial software applications on the infrastructure to perform the business functions of the Company. The Company has tested and upgraded its information technology systems and embedded systems, which may be affected by the Year 2000 issue. Based on the progress the Company has made in identifying and addressing the Company's Year 2000 issues and the plan and timeline to complete the compliance program, management does not foresee significant risks associated with the Company's Year 2000 compliance at this time. During Fiscal 1999, the Company replaced its accounting and manufacturing software packages to systems which are Year 2000 compliant. The Company has also replaced any existing hardware which was not Year 2000 compliant. These replacements were a part of the normal upgrades to the Company's systems. To date, the Company has incurred approximately $135,000 to upgrade its systems for compliance with Year 2000 issues. These upgrades were also undertaken to improve the functionality of the Company's production and accounting systems. No additional material expenses are expected during fiscal 2000 in connection with this project.

The Company has established a team dedicated to periodically reviewing not only the internal information technology and embedded systems used in the operation of the Company, but also the information technology and embedded systems and the Year 2000 compliance plans of the Company's significant customers and suppliers, shippers, utilities, financial institutions and transfer agent with which the Company has material relationships.
If the operations of any of these third parties are adversely impacted by Year 2000 deficiencies, it may have a material, adverse impact on the Company and its operations. Accordingly, the Company has requested information and documentation from the Company's significant customers and suppliers, shippers, utilities, financial institutions, and transfer agent relating to their Year 2000 compliance plans in the form of a survey.

The Company has received certifications from approximately 90% of its significant customers. Based upon the responses received, no customers that responded indicated that they are subject to any significant problems, with their respective Year 2000 compliance. The Company can not be assured, however, that its significant customers have adequately considered the impact of the Year 2000 problem.

The Company has received certifications from approximately 95% of its material suppliers. Based upon the responses received, no suppliers that responded indicated that they are subject to any significant problems with their respective Year 2000 compliance. Of the 5% who have not responded, there are none who are sole source suppliers of their respective products or services for the Company. For each of the non-respondents, the Company regularly does business with an alternate supplier who has certified Year
2000 compliance to the Company. Therefore, although management does not, at this time, know of the potential costs to the Company of any adverse impact or effect of any Year 2000 deficiencies by these third parties, management does not expect any material losses to result from any Year 2000 deficiencies of the non-respondents. The Company can not be assured, however, that its significant suppliers have adequately considered the impact of the Year 2000 problem.

The Company has received certifications from its financial institutions, all of which have indicated that they are not subject to any significant problems with their respective Year 2000 compliance. The Company relies on its financial institutions for availability of cash and loan draws to finance its operations. The Company can not be assured, however, that its financial institutions have adequately considered the impact of the Year 2000 problem.

The Company has received certifications from its transfer agent which has indicated that it is not subject to any significant problems with its Year 2000 complaince. The Company relies on its transfer agent to maintain and track investor information. The Company can not be assured, however, that its transfer agent has adequately considered the impact of the Year 2000 problem.

Because the Company has evaluated the status of the systems used in business activities and operations of the Company and the systems of the third parties with which the Company conducts its business, management is developing a comprehensive contingency plan and identifying "the most reasonably likely worst case
scenario" at this time.   This assessment includes the Company's
production equipment, computer systems, HVAC systems, coolers and security systems. Management expects to have completed and tested all contingency plans no later than December 1, 1999. As management identifies significant risks related to the Company's Year 2000 compliance or if the Company's Year 2000 compliance program's progress deviates substantially from the anticipated timeline, management will develop appropriate contingency plans.



Item 3.  Quantitative and Qualitative Data Concerning Market Risk

Not applicable.

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










                                	GALAXY FOODS COMPANY




Date: November 10, 1999	         /s/Angelo S. Morini
	                                Angelo S. Morini
	                                Chairman and President
                                	(Principal Executive Officer)





Date: November 10, 1999         	/s/Cynthia L. Hunter
                                	Cynthia L. Hunter, CPA
                                	Chief Financial Officer
                                	(Principal Financial and
                                	Accounting Officer)