Form 10-Q/A
period 1999-09-30
GALAXY FOODS CO
filed 1999-11-29
CIK 819527

FORM 10-Q/A

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



Item 3.  Quantitative and Qualitative Data Concerning Market Risk

Not applicable.


Item 5.  Other Information

The Company's annual meeting for fiscal year 1999 has been tentatively rescheduled for February 2000. Proposals of shareholders intended for inclusion in the proxy statement will be furnished to all shareholders entitled to vote at the next annual meeting of the Company, and must be received at the Company's principal executive offices no later than December 3, 1999. It is suggested that proponents submit their proposals by certified Mail-Return Receipt Requested. Notice of shareholder proposals outside the processes of Rule 14a-8 of the Securities Exchange Act of 1934, as amended, (for proposals submitted for inclusion in proxy statement and form of proxy) for the next annual meeting of shareholders must be received at the Company's prinicipal executive offices no later than January 20, 2000.

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