Form 10-Q
period 1999-12-31
GALAXY FOODS CO
filed 2000-02-14
CIK 819527

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549


_________________________________________________________________

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

        For The Quarterly Period Ended December 31, 1999




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

                           YES X    NO


     On February 1, 2000, there were 9,184,302 shares of Common
Stock $.01 par value per share, outstanding.

                      GALAXY FOODS COMPANY

                       Index to Form 10-Q
               For Quarter Ended December 31, 1999




                                                          PAGE NO.

PART I. FINANCIAL INFORMATION

  Item 1. Financial Statements

     Balance Sheets                                           3
     Statements of Income                                     4
     Statements of Stockholders' Equity                       5
     Statements of Cash Flows                                 6
     Notes to Financial Statements                          7-8

  Item 2.  Management's Discussion and Analysis of
        Financial Condition and Results of Operations      9-12

  Item 3.  Quantitative and Qualitative Data Concerning
        Market Risk                                          12


PART II.  OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 8-K                   13


SIGNATURES                                                   14

                 PART I.  FINANCIAL INFORMATION

                         BALANCE SHEETS

                      GALAXY FOODS COMPANY
                                              December 31,      MARCH 31,
                                                  1999            1999
                                              (Unaudited)

                                ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                $        1,548    $       112
   Trade receivables, net                        7,189,939      4,428,778
   Inventories                                   8,936,891      6,235,737
   Prepaid expenses                              1,466,026        856,267
       Total current assets                     17,594,404     11,520,894

PROPERTY & EQUIPMENT, NET                       12,993,159     12,503,830
OTHER ASSETS                                       785,174        452,188
           TOTAL                            $   31,372,737    $24,476,912


               LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Book overdrafts                          $      714,132    $   502,942
   Line of credit                                4,853,261      3,912,917
   Subordinated note payable                     3,870,732              -
   Accounts payable - trade                      3,861,628      3,311,043
   Accrued liabilities                             298,048        468,513
   Current portion of term note payable            432,000        432,000
   Current portion of obligations under
     capital leases                                 19,160         82,433
       Total current liabilities                14,048,961      8,709,848

TERM NOTE PAYABLE, less current portion          2,086,847      2,374,847
OBLIGATIONS UNDER CAPITAL LEASES,
   less current portion                              2,531        289,711
       Total liabilities                        16,138,339     11,374,406

COMMITMENTS AND CONTINGENCIES                            -              -

STOCKHOLDERS' EQUITY:
   Common stock                                     91,839         91,830
   Additional paid-in capital                   47,500,841     47,497,322
   Accumulated deficit                         (19,586,082)   (21,714,446)
                                                28,006,598     25,874,706
   Less:  Notes receivable arising from
       the exercise of stock options and
       sale of common stock                     12,772,200     12,772,200
       Total stockholders' equity               15,234,398     13,102,506
           TOTAL                            $   31,372,737   $ 24,476,912


         See accompanying notes to financial statements.

                      GALAXY FOODS COMPANY

                      STATEMENTS OF INCOME

                              NINE MONTHS ENDED           THREE MONTHS ENDED
                                 DECEMBER 31,                 DECEMBER 31,
                                1999         1998           1999       1998
                             (Unaudited)  (Unaudited)   (Unaudited) (Unaudited)

NET SALES                    $31,021,298  $21,362,621   $10,118,593 $8,016,245

COST OF GOODS SOLD            19,463,363   14,696,095     6,150,637  5,140,196
    Gross margin              11,557,935    6,666,526     3,967,956  2,876,049

OPERATING EXPENSES:
    Selling                    4,347,732    2,554,464     1,399,308  1,099,558
    Delivery                   1,576,364    1,096,136       588,652    441,430
    General and administrative 2,692,475    1,477,595       893,570    540,501
    Research and development     167,250      136,785        71,935     48,913
    Total operating expenses   8,783,822    5,264,980     2,953,466  2,130,402

INCOME FROM OPERATIONS         2,774,113    1,401,546     1,014,490    745,647

OTHER INCOME (EXPENSE):
    Interest expense            (580,498)    (197,624)     (254,982)  (101,327)
    Other income (expense)        (5,252)      32,958        (1,549)    (2,426)
         Total                  (585,749)    (164,666)     (256,530)  (103,753)

NET INCOME BEFORE TAXES      $ 2,188,364  $ 1,236,880    $  757,960 $  641,894

INCOME TAX EXPENSE                60,000            -        30,000          -

NET INCOME APPLICABLE TO
    COMMON STOCK             $ 2,128,364  $ 1,236,880    $  727,960 $  641,894

BASIC NET EARNINGS PER
    COMMON SHARE             $      0.23  $      0.13    $     0.08 $     0.07

DILUTED NET EARNINGS PER
    COMMON SHARE             $      0.23  $      0.13    $     0.08 $     0.07






         See accompanying notes to financial statements.

                             GALAXY FOODS COMPANY

                       STATEMENTS OF STOCKHOLDERS' EQUITY


                    Common Stock    Additional                   Notes Rec
                 Shares  Par Value   Paid-In      Accumulated    for Common
                                     Capital         Deficit        Stock     Total

Balance at      8,816,699  $88,167  $46,459,542  $(23,005,813) $(12,772,200) $10,769,696
March 31, 1998
Exercise of         1,144       11        3,989             -             -        4,000
options
Issuance of       357,143    3,571      933,929             -             -      937,500
common stock
under private
placement
Issuance of         8,046       81       31,362             -             -       31,443
common stock
under employee
stock purchase
plan
Issuance of             -        -       68,500             -             -       68,500
warrants
Net income              -        -            -     1,291,367             -    1,291,367

Balance at      9,183,032  $91,830  $47,497,322  $(21,714,446) $(12,772,200) $13,102,506
March 31, 1999
Exercise of           875        9        3,519             -             -        3,528
options
Net income              -        -            -     2,128,364             -    2,128,364

Balance at      9,183,907  $91,839  $47,500,841  $(19,586,082) $(12,772,200) $15,234,398
December 31, 1999
(unaudited)







            See accompanying notes to condensed financial statements.

                      GALAXY FOODS COMPANY

                    STATEMENTS OF CASH FLOWS
                                                        NINE MONTHS ENDED
                                                           DECEMBER 31,
                                                        1999           1998
                                                    (Unaudited)    (Unaudited)

CASH FLOWS USED IN OPERATING
   ACTIVITIES:
   Net Income                                        $ 2,128,364  $ 1,236,880

   ADJUSTMENTS TO RECONCILE NET INCOME
   TO NET CASH USED IN OPERATING ACTIVITIES:
   Depreciation expense                                  663,150      517,901
   Bad debt expense                                            -       89,607
   Consulting and director fee expense paid through
     issuance of common stock warrants                    21,468       15,440
   (Increase) decrease in:
     Trade receivables                                (2,761,161)  (1,525,726)
     Inventories                                      (2,701,154)  (4,287,891)
     Prepaid expenses                                   (609,759)    (552,308)
   Increase (decrease) in:
     Accounts payable                                    550,585    1,422,242
     Book overdrafts                                     211,190      (18,861)
     Accrued liabilities                                (170,465)    (130,685)
   NET CASH USED IN
   OPERATING ACTIVITIES                               (2,667,782)  (3,233,401)

CASH FLOWS USED IN INVESTING ACTIVITIES:
   Purchase of property and equipment                 (1,152,479)  (1,213,521)
   Increase in other assets                             (354,454)           -
   NET CASH USED IN INVESTING ACTIVITIES:             (1,506,933)  (1,213,521)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings on line of credit                      940,344    1,981,671
   Net proceeds from subordinated note payable         3,870,732    1,488,000
   Net borrowings (payments) on note payable            (288,000)          -
   Principal payments on capital lease obligations      (350,453)     (7,038)
   Proceeds from issuance of common stock                      -     963,230
   Proceeds from exercise of common stock options          3,528       1,500
   NET CASH FROM FINANCING ACTIVITIES:                 4,176,151   4,427,363

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                        1,436     (19,559)

CASH AND CASH EQUIVALENTS, BEGINNING
   OF PERIOD                                                 112      20,069

CASH AND CASH EQUIVALENTS, END
   OF PERIOD                                        $      1,548  $      510


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

(3)  Inventories
     Inventories are summarized as follows:
                                        DECEMBER 31,        MARCH 31,
                                            1999               1999
                                         (unaudited)
     Raw materials                      $  4,385,156       $ 2,750,781
     Finished goods                        4,551,735         3,484,956
      Total                             $  8,936,891       $ 6,235,737


(4)  Earnings per Share
     The  following is a reconciliation of basic net earnings per share  to diluted net earnings per share for the three month and nine month periods ended December 31:
                                     NINE MONTHS ENDED      THREE MONTHS ENDED
                                        DECEMBER 31,            DECEMBER 31,
                                      1999        1998        1999       1998
                                  (unaudited)(unaudited)  (unaudited)(unaudited)
Basic net earnings per share            $0.23      $0.13       $0.08      $0.07

Weighted average shares
   outstanding - basic            9,183,726  9,186,283   9,180,752   9,179,324
Potential shares exercisable
   under stock option plans       1,176,702    159,178   1,629,035     159,178
Potential shares exercisable under warrant
   agreements                       919,137  1,214,693   1,529,137   1,431,653
Less:  Shares assumed repurchased under
   Treasury stock method         (1,954,099)(1,163,928) (2,908,354) (1,311,150)
Average shares outstanding
   - diluted                      9,325,466  9,396,226   9,430,570   9,459,005
Diluted earnings per share            $0.23      $0.13       $0.08       $0.07

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

     For the nine months ended December 31,    1999            1998
                                            (unaudited)    (unaudited)
     Cash paid for:
        Interest                              $ 580,498      $ 197,624

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

Galaxy  Foods Company (the "Company") is principally  engaged  in the development, manufacturing and marketing of a variety of healthy cheese and dairy related products, as well as other
cheese  alternatives.   These healthy cheese  and  dairy  related
products include low or no fat, low or no cholesterol and lactose-free varieties. These products are sold throughout the United States and internationally to customers in the retail, food service and industrial markets. The Company's headquarters, manufacturing and warehouse facilities are located in Orlando, Florida.

Results of Operations

Net Sales were $10,118,593 in the quarter ended December 31, 1999, compared to net sales of
$8,016,245 for the quarter ended December 31, 1998, an increase of 26%. Net sales were $31,021,298 for the nine months ended December 31, 1999 as compared to $21,362,621 for the same period one year ago, an increase of 45%. The increase in sales has been a trend for the company over the last three fiscal years. The Company commenced targeted advertising campaigns for its flagship brand of Veggie products, including print, television and radio advertising in key markets across the country. This has resulted in an upward trend in sales volume for the Veggie line of products. The Company expects this trend in sales volume to continue throughout fiscal 2000.

Cost of Goods Sold were $6,150,637 representing 61% of net sales for the quarter ended December 31, 1999, compared with $5,140,196 or 64% of net sales for the same period ended December 31, 1998. Cost of Goods Sold were $19,463,363 for the nine months ended December 31, 1999, representing 63% of net sales as compared to $14,696,095 or 69% of net sales for the nine months ended December 31, 1998. The decrease in the cost of goods sold as a percentage of net sales was due to improvements in the Company's gross margins primarily resulting from increased production efficiencies, longer production runs, and changes in the product mix to focus on sales of higher margin, branded products.

Selling expenses were $1,399,308 for the quarter ended December 31, 1999, compared with $1,099,558 for the same period ended December 31, 1998, an increase of 27%. For the nine months ended December 31, 1999, selling expenses were $4,347,732 as compared to $2,554,464 for the same period one year ago, an increase of 70%. The increase in expenses over the same period a year ago is mainly attributed to a new advertising campaign to promote the Company's flagship line of Veggie products. The increase in selling expenses also correlates to an increase in sales, as approximately 31% of selling expenses, such as brokerage commissions, are variable in nature and increase as sales increase.

Delivery expenses were $588,652 for the quarter ended December 31, 1999, compared with $441,430 for the same period ended
December 31, 1998, a 33% increase. Delivery expenses were $1,576,364 for the nine months ended December 31, 1999 as compared to $1,096,136 for the nine months ended December 31, 1998. The increase in delivery costs is a result of the increase in sales shipments to customers for the periods ended December 31, 1999 as compared with the same periods in the prior year. In addition, there was an increase in shipping rates during the third quarter of fiscal 2000.

General and Administrative expenses were $893,570 for the quarter ended December 31, 1999, compared with $540,501 for the same period ended December 31, 1998, a 65% increase. General and administrative expenses increased 82% to $2,692,475 for the nine months ended December 31, 1999 as compared to $1,477,595 for the same period one year ago. This change is primarily attributed to additional employees hired during the first two quarters in connection with the Company's growth and to increased expenses for consulting services for conversion to a new network server to accommodate additional users.

Research  and Development expenses were $71,935 for  the  quarter ended December 31, 1999, compared with $48,913 for the quarter ended December 31, 1998. These expenses were $167,250 for the nine months ended December 31, 1999 as compared to $136,785 for the same period one year ago. The increase is due to the addition of a second food scientist during the first quarter of fiscal 2000.

Other Income and Expenses netted to $254,982 in expense for the quarter ended December 31, 1999 as compared to $101,327 in expense for the quarter ended December 31, 1998. These expenses netted to $580,498 for the nine months ended December 31, 1999 as compared to $197,624 for the same period in fiscal 1999. Interest expense increased due to additional draws on the line of credit during fiscal 2000, the addition of $4 million in subordinated debt financing on September 30, 1999 and the capitalization of certain interest expense to the construction in progress during fiscal 1999.

Liquidity and Capital Resources

Operating Activities -- Net cash used by operating activities was $2,667,782 for the nine months ended December 31, 1999 compared to net cash used of $3,233,401 for the same period in fiscal 1999. In the nine months ended December 31, 1999, the increase in cash used in operating activities was a result of an increase in trade receivables in connection with the Company's growth in sales. In addition, the Company had an increase in inventory levels accommodated by the new warehouse facility leased by the Company in November 1999. During the same period in fiscal 1999, cash was used in connection with the build-up of inventories to manage the shift from distributor to direct sales for some large customers. Direct shipping requires larger inventory on hand balances and a reduced lead time on orders but reduces the costs associated with the sale.

Investing Activities -- Net cash used in investing activities totaled $1,506,933 for the nine month period ended December 31, 1999 compared to net cash used of $1,213,521 for the same period in fiscal 1999. Cash used for investing activities during fiscal 2000 resulted from purchases of racking and cooling equipment and the construction of a new Culinary School for foodservice customers during the first three quarters in fiscal 2000.

Financing Activities -- Net cash flows provided by financing activities were $4,176,151 for the nine months ended December 31, 1999 compared to $4,427,363 for the nine months ended December 31, 1998. The large cash flows from financing activities during fiscal 2000 is primarily attributable to the Company closing on a $4,000,000 subordinated note payable to Finova Mezzanine Corporation on September 30, 1999. The subordinated note bears interest at a rate of 13.5% and is secured by a secondary lien on the Company's assets.

In  addition,  on  November 1, 1996, the  Company  secured  a  $2 million line of credit with Finova Capital Corporation with interest at the prime rate plus two percent. The availability under this line of credit arrangement is calculated on a borrowing base of eligible inventory and accounts receivable. This line of credit was increased to $3 million during February 1997. During June 1998, the Company amended the line of credit availability to $3.5 million. The amendment also reduced the interest on the line of credit to prime plus one half of a percent. During December 1998, the Company further amended the line of credit to increase borrowing availability to $5.5 million.

On June 27, 1997, the Company secured a $1.5 million term note payable with Finova Capital Corporation to finance the acquisition of certain production equipment. The agreement calls for interest at the prime rate plus two percent. During June 1998, the Company signed an amendment to the note which expanded the term note payable to $3 million. The amendment also reduced the interest on the term note to prime plus one percent.

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

The Company had undertaken an assessment of the potential impact of the Year 2000 issue to its internal operations. Such assessment included a review of the impact primarily in the following areas: production and manufacturing systems, business systems, including sales and marketing, billing, and infrastructure. The Company's infrastructure consists of a network of personal computers and servers that were obtained from major suppliers. The Company also utilizes various business, administrative and financial software applications on the infrastructure to perform the business functions of the Company. The Company tested and upgraded its information technology systems and embedded systems, which would have been affected by the Year 2000 issue. To date, the Company has incurred approximately $135,000 to upgrade its systems for compliance with Year 2000 issues. These upgrades were also undertaken to improve the functionality of the Company's production and accounting
systems.   The Company did not experience any significant
problems associated with the Company's Year 2000 compliance.

The Company has material third party relationships with its customers, suppliers, shippers, utilities, financial institutions, and transfer agent. If the operations of any of these third parties are adversely impacted by Year 2000 deficiencies, it may have a material impact on the Company. Accordingly, the Company requested information and documentation from the Company's significant customers and suppliers, shippers, utilities, financial institutions, and transfer agent relating to their Year 2000 compliance plans in the form of a survey. The Company's financial institutions and transfer agent have certified Year 2000 compliance.

The Company received approximately 90% of its certifications from customers. With respect to the responses received, no customers indicated or displayed significant problems which could result in a material loss.

The Company received approximately 95% of its certifications from material suppliers. Of the 5% who have not responded, there are no sole source suppliers for the Company. For each of the non-respondents, the Company regularly does business with an alternate supplier who has certified Year 2000 compliance to the Company.

To date, management has not been advised that any of its significant customers, suppliers, shippers, utilities, financial institutions, or transfer agent has suffered any Year 2000 problem that could have a material adverse effect on the Company, its operations or its performance.


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











                              GALAXY FOODS COMPANY




Date: February 10, 2000       /s/Angelo S. Morini
                              Angelo S. Morini
                              Chairman and President
                              (Principal Executive Officer)






Date: February 10, 2000       /s/Cynthia L. Hunter
                              Cynthia L. Hunter, CPA
                              Chief Financial Officer
                              (Principal Financial and
                              Accounting Officer)