Form 10-K
period 2000-03-31
GALAXY FOODS CO
filed 2000-06-29
CIK 819527

===============================================================================


                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-K


                 ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                    FOR THE FISCAL YEAR ENDED MARCH 31, 2000


                          COMMISSION FILE NO. 0-16251


                              GALAXY FOODS COMPANY
                              --------------------
          (name of small business issuer as specified in its charter)


          DELAWARE                                             25-1391475
          --------                                             ----------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation of organization)                              Identification No.)


       2441 VISCOUNT ROW
       ORLANDO, FLORIDA                                          32809
       ----------------                                          -----
(Address of principal executive offices)                       (Zip Code)


Registrant's telephone number:  (407) 855-5500

Securities registered under Section 12(b) of the Exchange Act:  NONE

Securities registered under Section 12(g) of the Exchange Act:


                     COMMON STOCK, PAR VALUE $.01 PER SHARE
                     --------------------------------------
                                (Title of Class)


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

State registrant's revenues for its most recent fiscal year.  $42,234,984

The aggregate market value of the voting stock held by non-affiliates as of JUNE 15, 2000 was $33,340,766 based on the closing sales price of $ 3.63 per share on such date.

The number of shares outstanding of Galaxy Foods Company's Common Stock as of JUNE 15, 2000 was 9,184,784.


                   DOCUMENTS INCORPORATED BY REFERENCE: NONE


Transitional Small Business Disclosure Format.  Yes [ ]    No [X]


===============================================================================

                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS.

GENERAL

Galaxy Foods Company (the "Company") was originally organized in Pennsylvania in 1980 under the name "Galaxy Cheese Company," and was subsequently reincorporated in Delaware in 1987. After relocating to Orlando, Florida, the Company formally changed its name to "Galaxy Foods Company." The Company is principally engaged in developing, manufacturing and marketing of a variety of healthy cheese and dairy related products, as well as other cheese alternatives. The healthy cheese and dairy related products, sold under the Company's Veggie Slices, Veggy Singles(R), formagg(R), Soyco(R), and Soymage(R) brand names, are low or no fat, low or no cholesterol and lactose (milk sugar) free, vitamin and mineral enriched, and contain one-third fewer calories and more calcium than conventional cheese. These healthy cheese and dairy related products have the flavor, appearance and texture of conventional cheeses and products that use conventional cheeses, and are nutritionally equal or superior to such cheeses and products. Some of the Company's cheese alternatives have either no or low cholesterol but are not nutritionally equivalent or superior to conventional cheeses. The Company also manufactures and markets non-branded and private label process and blended cheese products, as well as branded soy-based, rice-based and non-dairy cheese products. Most of these products are made using the Company's formulas and processes, which are believed to be proprietary, and the Company's state-of-the-art manufacturing equipment.

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

PRODUCTS

VEGGIE(R) NATURES ALTERNATIVE - COMPLETE LINE OF HEALTHY DAIRY ALTERNATIVES - The Company's flagship brand - a complete line of nutritious dairy alternative products made with soy. All Veggie(R) products are low in fat, contain less calories and are cholesterol and lactose free. The Veggie(R) product line includes Veggie(R) Slices, Veggie(R) Chunks, Veggie(R) Cream Cheese,

Veggie(R) Sour Cream, Veggie(R) Butter, Veggie(R) Honey Butter, Veggie(R) Grated Toppings, Veggie(R) Milk, Veggie(R) Ice Cream, Veggie(R) Yogurt and Sweetened Condensed Milk.

DAIRY FREE - SOYMAGE(R) VEGAN DAIRY ALTERNATIVES - Soymage(R) products were developed for health food and specialty stores. These products are for consumers who are allergic to dairy products, specifically milk protein and / or are practicing a vegan lifestyle. The Soymage(R) Vegan line is completely dairy free, contains no animal fats and has no casein ( skim milk protein). The Soymage(R) Vegan product line includes: vegan cheese slices, vegan grated toppings, vegan chunk cheese and vegan sour cream and cream cheese alternatives.

SOY FREE - SOY FREE DAIRY ALTERNATIVES MADE WITH RICE, OAT AND ALMOND -- The Company has developed three dairy free alternatives made with organic brown rice, almonds and oats. All three lines are low fat, cholesterol free, lactose free, soy free and are fortified with essential vitamins and minerals. These products are formulated for people with soy allergy or just looking for alternatives for conventional dairy products. The Soy Free product line includes: Individual slices available in Rice, Oat and Almond, and chunks available in Rice, Oat and Almond. Sour cream and butter are available as well.

VEGGY(R) - SOY NUTRITIOUS - SOY DAIRY ALTERNATIVES - These Veggy(R) products offer the taste of cheese, are available in many forms, and are made from soy. These products are low fat or fat free, and are lactose and cholesterol free. The Veggy(R) product line are available in singles and chunks, and several flavors are available.

WHOLESOME VALLEY ORGANIC(TM) - PRODUCTS MADE FROM ORGANIC Milk - These products are processed cheese foods made from organic milk, and contain 1/3 less fat than regular processed cheese food. The farmland, cows and feed are free from pesticides, antibiotics, growth hormones and chemicals.

PROCESSED CHEESE PRODUCTS - CONVENTIONAL CHEESE ALTERNATIVES - These products are low in cholesterol and serve as an alternative to conventional dairy cheeses. They are not nutritionally equivalent or superior to conventional cheeses and may have more cholesterol than the Company's substitute cheeses.

The only branded product line which accounts for more than 10% of sales for fiscal 2000 is the Veggie line of products. Sales of this product line for fiscal 2000 were $19,025,942 or 45% of net sales.

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

DISTRIBUTION METHODS

The Company currently distributes all of its products by common carrier and customer pick-up. The Company ships all its products from its warehouse and cooler facility in Orlando, FL.

MANUFACTURING PROCESS

Most of the Company's products are made using the Company's formulas, processes and manufacturing equipment, from four principal ingredients: casein, a pure skim milk protein (instead of liquid milk which is used to make conventional cheeses); soybean and canola oil; water; and natural flavorings. The Company's Soymage(R) products are also made using the Company's formulas, processes and manufacturing equipment from these principal ingredients, except that Soymage(R) does not contain casein. All of these products are produced at a temperature above that required for pasteurization. The Company's formulas and processes were designed and developed by the Company's Chief Executive Officer, Angelo S. Morini. The rights to these formulas, processes and equipment have been assigned by Mr. Morini to the Company. Unlike the conventional cheese process, the production of the Company's products does not require the costly and time-consuming use of bacteria to curdle milk, nor does it require removal of whey or product curing.

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

CAPITAL EXPENDITURES

During the fiscal years ended March 31, 2000, 1999 and 1998, the Company's capital expenditures were approximately $4,405,000, $2,168,000 and $1,705,000, respectively. This included capitalized interest of $490,442, $395,963 and $234,772 during fiscal 2000, 1999 and 1998, respectively. The substantial capital expenditures for fiscal 2000, 1999 and 1998 were primarily due to the purchase and construction of several large pieces of production equipment. This equipment includes packaging equipment, modifications to the Pullman/loaf machinery, and industrial blenders for powdered products. In addition, during fiscal 2000 the Company increased its operations in Orlando, Florida to include a 80,000 square foot warehouse and cooler facility.

SALES AND MARKETING

In the retail market, the Company markets its healthy products to supermarkets, health food stores and club stores. The Company believes its healthy products appeal to a wide range of consumers interested in lower fat, lower cholesterol, lactose free products and other nutraceutical ingredients found in these products and that this market will continue to expand. These products are sold through distributors and directly to customers by in-house and territory sales managers and a nationwide network of non-exclusive commission brokers. The Company uses conventional marketing and public relations techniques for market introductions such as promotional allowances and events, in-store consumer sampling, print advertising and television.

In the food service market, the Company promotes its healthy formagg(R) cheese products as well as lower cost cheese alternatives. In marketing its formagg(R) line of products to food service customers, the Company emphasizes that formagg(R) tastes like conventional cheese and has no or low fat, low or no cholesterol, no lactose and more calcium than conventional cheeses. The Company also promotes its food service products on the basis of their considerably longer shelf life and microbiologically safer profile than conventional cheeses. In both the food service and industrial markets, the Company sells directly to its customers. In the retail market, the Company utilizes both its in-house sales staff, territory managers and a nationwide network of nonexclusive commission brokers to sell the Company's products.

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

For the fiscal years ended March 31, 2000, 1999 and 1998, the Company purchased, $8,105,407, $6,178,308 and $4,757,744, respectively, of casein, the principal raw material used to manufacture the Company's products. The following table sets forth the name of each supplier along with the percentage they supplied of this ingredient which either alone, or together with their affiliates, provided 5% or more of such item to the Company, based on dollar volume purchased.


                                                 PERCENTAGE OF CASEIN PURCHASES
                                                   FISCAL YEAR ENDED MARCH 31,
TYPE OF
RAW MATERIAL     NAME OF SUPPLIER                  2000       1999       1998
-----------------------------------------------------------------------------

Casein           Besnier-Scerma U.S.A.              34%        37%        48%
                 Avonmore Food Products Ltd.        35%        28%        22%
                 Rely France International           6%        15%        17%
                 Irish Dairy Board                  10%        12%         8%
                 New Zealand Milk Products           6%         8%         --
                 Kerry Ingredients                   9%        --          --

PRODUCT DEVELOPMENT

The Company conducts ongoing research to develop new varieties of cheese, dessert products and dairy related products, in addition to developing new flavors and customized formulations for existing products. For the fiscal years ended March 31, 2000, 1999 and 1998, expenditures for product development were $226,436, $198,398 and $129,068 respectively. None of the research and development costs are directly borne by the customer, instead they are considered part of operating expenses.

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


MARK                            COUNTRY                     RENEWAL DATE
-------------------------------------------------------------------------------
formagg(R)                      France                      June 6, 2004
                                Japan                       August 31, 2004
                                United States               October 9, 2004
                                Ireland                     April 25, 2005
                                United Kingdom              April 25, 2005
                                Israel                      December 16, 2007
                                Greece                      October 3, 2004
Lite Bakery(R)& Design          United States               September 19, 2009
Labella's(R)& Design            United States               October 9, 2004
Soyco(R)                        United States               January 12, 2003
Soyco(R)& Design                United States               August 17, 2003
Soymage(R)                      United States               January 5, 2003
Veggy Singles(R)                United States               February 27, 2007
Lite "n" Less(TM)               United States               (1)
Health Value Foods(TM)          United States               (1)
Soy Singles(TM)                 United States               (1)
Veggie Milk                     United States               (1)
Wholesome Valley                United States               (1)

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


MARKETS AND CUSTOMERS

The Company sells to customers in approximately 48 states and 22 international countries. International sales are less than 10% of total sales.

For the fiscal years ended March 31, 2000, 1999 and 1998, the Company had net sales of $42,234,984, $29,790,025 and $20,552,782, respectively. The following table sets forth the name of each customer of the Company, which either alone, or together with its affiliates, accounted for 5% or more of the Company's sales for the fiscal years ended March 31, 2000, 1999 and 1998:

                                                     PERCENTAGE OF SALES
                                                  FISCAL YEAR ENDED MARCH 31,

CUSTOMER NAME                                  2000          1999         1998
-------------------------------------------------------------------------------

Foodservice Purchasing Co-op                     *             *          10.1%
Cacique, Inc.                                    *           5.1%            *


* Less than 5% of sales for the stated fiscal year.


The Company's products are sold primarily in three commercial markets: retail, food service, and industrial.

In the retail market, where the Company believes nutrition generally outweighs price considerations, the Company markets its formagg(R) and Veggie Slices products at prices comparable to conventional cheeses. In this market, the Company sells directly to retail establishments, including national and regional supermarket chains, and to distributors that sell and deliver to retail establishments.

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

The following chart sets forth the percentage of sales that the industrial, food service and retail markets represented for the fiscal years ended March 31, 2000, 1999 and 1998:

                                                    PERCENTAGE OF SALES
                                                FISCAL YEARS ENDED MARCH 31,

CATEGORY                                     2000           1999           1998
-------------------------------------------------------------------------------
Retail sales                                  92%            87%            79%
Food service sales                             7%            12%            20%
Industrial sales                               1%             1%             1%

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

The Company's facility and manufacturing processes are subject to inspection by the Florida Department of Health. The Company received its Annual Food Permit from that bureau for 2000.

The Company believes that it is in compliance in all material respects with governmental regulations regarding its current products and has obtained the necessary government permits, licenses, qualifications, and approvals which are required for its operations.

ENVIRONMENTAL REGULATION

The Company is required to comply with environmental regulations in connection with the development of its products and the operation of its business. It spent approximately $16,000, $15,000 and $15,000 during the fiscal years ended March 31, 2000, 1999 and 1998 respectively, in environmental related compliance, mainly concerning the disposal of corrugated packaging.

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

COMPETITION

The food industry is highly competitive, and the Company faces substantial competition in connection with the manufacturing, marketing, and sale of its products. In the retail cheese market, the Company competes with conventional cheeses, including "light" products produced by manufacturers of conventional cheeses. "Light" cheese generally has lower fat content than regular cheese but still contains cholesterol and lactose, unlike the Company's Veggie and formagg(R) lines which contain low or no cholesterol and are lactose free. Conventional cheeses are being promoted widely by the American Dairy Association and other trade associations representing the dairy industry. In the industrial and food service markets, the Company's substitute and imitation cheese products compete with other substitute and imitation cheese products, as well as with conventional cheeses.

The Company believes it has the most complete line of cheese products in the industry having healthy characteristics such as low or no fat, low or no cholesterol, no lactose and no artificial colorings or flavorings. The Company further believes that the most important competitive factors in the Company's markets are product appearance, taste, nutritional value and price. The Company believes its products excel in these areas. Among the Company's competitors in the cheese industry are national and regional manufacturers of conventional and imitation cheeses, such as Kraft (which produces products under the Kraft Free(R) label), Borden's, and ConAgra (which produces products under the Healthy Choice(R) label). Each of these competitors are well established and have substantially greater marketing, financial and human resources than the Company. However, management believes the competitors' current products do not have all of the healthy characteristics that the Company's branded products possess (i.e. low and no fat, low or no cholesterol, no lactose and no artificial colorings or flavorings). Competitors may succeed in developing similar or enhanced products, and because of greater resources, these competitors may prove more successful in marketing and selling such products. There can be no assurance that the Company will be able to compete successfully with any of these companies or achieve a greater market share.

EMPLOYEES

As of June 15, 2000, the Company had a total of 288 employees, all of whom were full-time employees. In addition, the Company also utilizes other personnel through employee leasing companies and temporary contract arrangements. The Company considers its relations with employees to be satisfactory. No employee is a member of a trade union.


ITEM 2.  DESCRIPTION OF PROPERTY.

The Company's headquarters, sales offices, manufacturing, warehouse, and research and development facilities occupy approximately 136,000 square feet situated in Orlando, Florida. The Company's facilities are comprised of approximately 12,000 square feet in office space, approximately 46,900 square feet of dock-height, air-conditioned manufacturing space, coolers of approximately 32,000 square feet, and a warehouse facility of approximately 45,100 square feet.

For the manufacturing and corporate office facilities, the Company entered into a lease agreement with Anco Company, a Florida general partnership, on November 13, 1991. The initial term of the lease was for a five-year period, which expired on November 13, 1996. On November 13, 1996, the lease was renewed for an additional five-year period expiring on November 12, 2001. The lease, as renewed, provides for fixed rental payments of $23,919 per month through the end of the renewal period. After the completion of the renewal period, there are no limitations on the rent increase that may be charged by the landlord in any further renewal periods. If the parties are unable to agree upon a rental increase for any renewal period, then the lease shall terminate as of the expiration of the current five-year renewal term on November 13, 2001. The Company has a right of first refusal to purchase or lease the remaining 2.8 acres upon 20 days notice to the landlord in the event that the landlord elects to sell or lease such remaining land. The lease is a "triple net" lease, which means that the Company is responsible for all taxes, insurance, maintenance and repair of the facilities, in addition to rental payments. The Company's manufacturing facility is capable of producing approximately 350 million pounds of cheese and dairy related products per year. The Company believes the capacity of production at the plant should be more than adequate to cover the estimated growth of the Company for the next three to five years.

The Company produces the majority of its products at this Orlando plant. Some of the company's products are co-packed by dairy companies throughout the United States and Canada. These products represent less than 5% of production. Based on the results for the fiscal years ended March 31, 2000, 1999 and 1998, the Company's plant produced approximately 19.5, 17.7, and 11.6 million pounds of cheese products, respectively, on an annualized basis. The Company has production equipment for mixing, blending, cooking and heating ingredients, cold storage areas for cooling finished goods, and several warehouse areas where ingredients are stored. The Company owns and leases equipment for production, shredding, dicing, slicing, chopping, grating, packaging and labeling of its products.

For the cooler, warehouse and remaining office space totaling approximately 80,000 square feet, the Company entered into a lease agreement with Cabot Industrial Properties, a Florida limited partnership, on July 28, 1999. The term of the lease is for five years and provides for escalating rental payments ranging from $18,674 to $20,871 per month through the end of the lease period. The lease is a "triple net lease", which means the Company is responsible for all taxes, insurance, maintenance, and repair of the facilities, in addition to rental payments. Management believes that the Company's properties are adequately covered by casualty insurance. The Company believes that its facilities are adequate to meet current requirements, and that suitable additional space is available as needed to accommodate any further physical expansion of corporate operations.


ITEM 3.  LEGAL PROCEEDINGS.

In the opinion of management, there are no material legal proceedings pending or threatened against the Company as of March 31, 2000.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On February 10, 2000, the Company held its annual meeting of shareholders in Orlando, Florida. In addition to regular and annual agenda items, the shareholders voted on and approved the following proposals:

         1. To fix the number of directors at five and to elect a Board of Director for the ensuing year. The board members were voted in with the following number of votes for their election: Angelo Morini - 4,533,896, Joseph Juliano - 4,541,527, Marshall Luther - 4,544,498, and Douglas Walsh - $4,536,611.

         2. To consider and vote upon an amendment to the Company's 1991 Employee Stock Purchase Plan to extend the expiration date of the Plan and to increase the number of shares of common Stock subject thereto. The vote tabulation for this proposal was as follows: for - 4,395,260, against - 236,369, abstain - 22,155.

         3. To consider and vote upon an amendment to the Company's 1996 Amendment and Restatement of the 1991 Non-Employee director Stock Option Plan to extend the expiration date of the Plan and to increase the number of shares of Common Stock subject thereto. The vote tabulation for this proposal was as follows: for - 4,347,390, against - 278,398, abstain - 27,996.

         4. To ratify the retention of BDO Seidman L.L.P. as the independent auditors of the Company for the fiscal year ended March 31, 2000. The vote tabulation for this proposal was as follows: for - 4,547,161, against - 83,566, abstain - 23,057.

                                    PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

As of August 1999, the Company's Common Stock, $.01 par value (the "Common Stock"), is traded on the inter-dealer automated quotation system operated American Stock Exchange. (the "AMEX System") under the symbol "GXY". Prior to August 1999, the Company's Common Stock was traded on the inter-dealer quotation system operated NASDAQ, Inc., a subsidiary of the National Association of Securities Dealers, Inc. (the "NASDAQ System") under the symbol "GALX" in the category of Small-Cap issues. The following table sets forth the high and low sales prices for each quarter for the Company's Common Stock as reported on the AMEX and NASDAQ Systems during the fiscal years ended March 31, 2000, 1999 and 1998:

Period                                    High Sales Price      Low Sales Price
-------------------------------------------------------------------------------

2000 Fiscal Year, quarter ended:
        June 30, 1999                          $4                   $3 1/4
        September 30, 1999                     $4 7/8               $3 5/8
        December 31, 1999                      $4 5/8               $2 13/16
        March 31, 2000                         $4 1/2               $3 5/16


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

On June 15, 2000, there were 701 shareholders of record.

The Company has not paid any dividends with respect to its Common Stock and does not expect to pay dividends on the Common Stock in the foreseeable future. It is the present policy of the Company's Board of Directors to retain future earnings to finance the growth and development of the Company's business. Any future dividends will be declared at the discretion of the Board of Directors and will depend, among other things, upon the financial condition, capital requirements, earnings and liquidity of the Company. See Management's Discussion and Analysis or Plan of Operation for a discussion of the Company's current capital position.

ITEM 6.  SELECTED FINANCIAL DATA.


                                                               FISCAL YEAR ENDED MARCH 31,

                                        2000             1999             1998             1997              1996
----------------------------------------------------------------------------------------------------------------------

Net Sales                           $42,234,984      $29,790,025      $20,552,782      $ 17,171,496       $ 3,950,455

Net Income (Loss) before taxes        2,420,560        1,351,367          377,523        (2,736,660)       (3,282,598)
Net Income (Loss)                          0.40             0.14             0.04             (0.84)            (0.91)
Per Common Share - Basic

Net Income (Loss)                          0.39             0.14             0.04             (0.84)            (0.91)
Per Common Share - Diluted

Total Assets                         36,450,393       24,476,912       16,449,052        12,492,446         8,031,972

Long Term Debt                        7,261,706        3,178,991        1,459,516            57,064            92,714

Redeemable Preferred Stock                   --               --               --             2,557                --


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


RESULTS OF OPERATIONS

FISCAL 2000 AS COMPARED TO FISCAL 1999

SALES for the fiscal year ended March 31, 2000 increased by 42% over the same period in 1999. This increase in sales is attributable to increased consumer awareness of the Company's branded products, resulting from an increase in marketing activities promoting these product lines, particularly the Company's Veggie brand of products. In addition, the Company has focused on moving its Veggie line of products from the dairy to the produce section of supermarkets to target the health conscious consumer. The Company believes the increasing consumer awareness of the benefits of plant-based foods has positively impacted sales. The Company expects this trend in sales volume to continue throughout fiscal 2001.

COST OF GOODS SOLD as a percentage of sales were 64% for the fiscal year ended March 31, 2000 compared with 65% for the same period in fiscal 1999. The moderate increase in gross margin is primarily a result of volume and production efficiencies during fiscal 2000.

SELLING expenses increased 26% for the fiscal year ended March 31, 2000 compared with the same period in fiscal 1999. Brokerage costs are a large portion of selling expenses and these costs increased in direct proportion to sales. In addition, the Company initiated an advertising program during fiscal 1999 that continued and expanded during fiscal 2000 to promote the

Veggie Slices product line and capitalized on increasing consumer awareness of the benefits of plant-based foods. This targeted advertising campaign has been launched in key markets throughout the United States and Puerto Rico where distribution of the Company's product is well established in a majority of the major supermarket chains.

DELIVERY expenses increased 42% for the fiscal year ended March 31, 2000 compared with the same period in fiscal 1999. This increase is mainly attributable to the Company's 42% increase in sales.

GENERAL AND ADMINISTRATIVE expenses increased 47% for the fiscal year ended March 31, 2000, as compared to fiscal 1999. The change is the result of an increase in expenses for consulting services for conversion to a new network server to accommodate additional users and year 2000 compliance issues, as well as additional employees hired to accommodate the Company's projected growth.

RESEARCH AND DEVELOPMENT expenses increased 14% for the fiscal year ended March 31, 2000 compared with the same period in fiscal 1999. This increase in expense is mainly the result of the addition of an additional food scientist during the first quarter of fiscal 2000.

INTEREST expense increased from $233,826 in fiscal 1999 to $744,668 in fiscal 2000. On September 30, 1999, the Company entered into a $4,000,000 subordinated note payable with Finova Mezzanine Corporation. This debt bears interest at a rate of 13.5% and includes an original issue discount of $786,900 which is amortized through interest expense. During fiscal 2000, $78,690 was amortized to interest expense. The increase is partially the result of additional borrowings on the Company's line of credit to finance the increase in inventory. In March 2000, the Company refinanced its term note payable; however, this has not effected interest expense during fiscal 2000 due to the timing of the refinancing.

INCOME TAX BENEFIT for fiscal 2000 was $1,209,331 compared to income tax expense of $60,000 for fiscal 1999. Alternate minimum tax was $110,669 and $60,000 for fiscal years 2000 and 1999, respectively. During fiscal 2000, the Company recorded a deferred tax benefit of $1,320,000 derived from tax net operating losses incurred in prior years which are expected to be realized in the future. This represents approximately 30% of the tax net operating loss carryforward available at March 31,2000.

FISCAL 1999 AS COMPARED TO FISCAL 1998

SALES for the fiscal year ended March 31, 1999 increased by 44.9% over the same period in 1998. This increase in sales is attributable to the introduction of new and improved products to the retail market, as well as the increased consumer awareness of the Company's branded products, resulting from an increase in marketing activities promoting these product lines, particularly the Company's Veggie brand of products. The Company believes the increasing consumer awareness of the benefits of plant-based foods has positively impacted sales. The Company expects this trend in sales volume to continue throughout fiscal 2001.

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

DELIVERY expenses increased 70.7% for the fiscal year ended March 31, 1999 compared with the same period in fiscal 1998. A portion of the increase in delivery expenses is a result of the increase in sales. However, delivery expenses as a percentage of sales have increased due to rising freight costs.

GENERAL AND ADMINISTRATIVE expenses increased 61.8% for the fiscal year ended March 31, 1999, as compared to fiscal 1998. The change is the result of an increase in consulting fees and an increase in salary expense to accommodate the growth of the Company. Consulting fees included costs to convert the Company's systems to comply with Year 2000 constraints.

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

LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES -- For the fiscal year ended March 31, 2000, the Company's cash used in operating activities was $1,815,800 an increase of $99,798 over the same period in fiscal 1999. The increase in cash used for operations is the result of a build-up of inventory and accounts receivable, partially offset by an increase in accounts payable associated with an increase in sales during fiscal 2000. In addition, in an effort to increase response time to customer orders and convert from distributor to direct sales, the Company is accumulating an inventory of finished goods of its most popular product lines. Prepaid expenses increased due to slotting fees paid to retailers to move the Veggie line of products from the dairy to produce section of stores.

INVESTING -- The Company spent $4,508,133 in investing activities for the fiscal year ended March 31, 2000 compared with $2,105,501 for the same period in fiscal 1999. During fiscal 2000 and 1999, the Company invested in production equipment to accommodate the demand for slice products in the retail and foodservice industries. The Company anticipates incurring approximately $4,000,000 in additional costs to acquire additional equipment and build-out during fiscal 2001 to complete the construction in progress projects.

FINANCING -- The Company realized a net inflow of $6,324,204 from financing activities for the fiscal year ended March 31, 2000 compared with $3,801,546 during the same period in fiscal 1999. The large cash flows from financing activities resulted from borrowings on the line of credit and term notes in both years to finance the increase in accounts receivable, inventory and construction in progress and proceeds from the sale of common stock in fiscal 1999. In addition, during fiscal 2000, the Company entered into a $4 million subordinated note payable to finance working capital and capital expenditures.

During November 1996, the Company entered into a two year agreement which provided a $2 million line of credit for working capital and expansion purposes. The availability under this line of credit was increased to $3 million in February 1997, $3.5 million in June 1998, $5.5 million in December 1998 and $7.5 million in April 2000. The amount available under the line of credit is based on a formula of 80% of eligible accounts receivable plus 35% of eligible inventories in an amount not to exceed $3,000,000, as defined in the agreement. Amounts outstanding under the agreement are collateralized by all accounts receivable, inventory and machinery and equipment owned by the Company. Interest is payable on the outstanding balance of the line of credit at a rate of prime plus one half percent (9.25% plus .5% at March 31, 2000). The line of credit expires on October 31, 2002. As of March 31, 2000, the Company had an outstanding balance of $4,784,999 under this line of credit agreement.

On June 27, 1997, the Company secured a $1.5 million term note payable to finance the acquisition of certain production equipment. Amounts outstanding under the agreement are collateralized by machinery and equipment owned by the Company. During June 1998, the Company signed an amendment to the above contract which expanded the term note payable to $3 million. This note is payable at the rate of $432,000 per year, with a balloon payment due on October 31, 2001. This note was paid in full during March 2000 through a new financing agreement with SouthTrust Bank, N.A. The new term note payable has availability to a maximum of $8.5 million and bears interest at the prime rate (8.75% at March 31, 2000). This note is payable interest only through February 1, 2001, with monthly principal payments of $78,705, plus interest payable beginning March 1, 2001. The note will mature on March 1, 2005. Amounts under the new agreement are collateralized by machinery and equipment owned by the Company. The new note is being used to finance new production equipment that the Company anticipates purchasing in fiscal 2001. As of March 31, 2000, the balance outstanding under this agreement was $3,992,906. The Company paid approximately $26,000 in loan costs in connection with this new financing.

On September 30, 1999, the Company secured a $4 million subordinated note payable less loan costs of $380,000 to finance working capital and capital improvement needs of the Company. Amounts outstanding under the agreement are collateralized by a subordinated lien on substantially all assets of the Company. The subordinated note is payable interest only monthly with a principal payment in one lump sum upon maturity on September 30, 2004 and bears interest at a rate of 13.5%. The Company issued a warrant to purchase up to 915,000 shares of common stock to the subordinated note holder at an exercise price of $3.41 per share which represented 80% of the fair value of the Company's stock on the date the warrant was issued. The warrant was valued at $786,900 which was recorded as a debt discount and is being amortized to interest expense from the date of issuance of the note to the maturity date of the note of September 30, 2004. During fiscal 2000, $78,690 was recorded as interest expense. As of March 31, 2000, the unamortized debt discount was $708,210 and the principal balance on the note was $3,876,817.

On October 16, 1998, the Company sold 357,143 shares of its common stock to a private investor at an aggregate price of $937,500.

Management believes that these actions will allow the Company to meet its future liquidity needs until the Company establishes a positive cash flow.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). FAS 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may specifically be designated as a hedge, the objective of which is to match the timing of gain or loss recognition of: (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk; or (ii) the earnings effect of the hedged transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized as income in the period of change. FAS 133, as amended by FAS 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Historically, the Company has not entered into any derivative contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard on July 1, 2000 to affect its financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The interest on the Company's debt is floating and based on the prevailing market interest rates. For market based debt, interest rate changes generally do not affect the market value of the debt but do impact future interest expense and hence earnings and cash flows, assuming other factors remain unchanged. A theoretical 1% change in market rates in effect on March 31, 2000 with respect to the Company's anticipated debt as of such date would increase interest expense and hence reduce the net income of the Company by approximately $90,000 per year.

The Company's fiscal 2000 and 1999 sales denominated in a currency other than U.S. dollars were less than 1% of total sales and no net assets were maintained in a functional currency other than U. S. dollars at March 31, 2000 and 1999. The effects of changes in foreign currency exchange rates has not historically been significant to the Company's operations or net assets.

ITEM 8.  FINANCIAL STATEMENTS.


Report of Independent Certified Public Accountants

To the Board of Directors and Stockholders
Galaxy Foods Company


We have audited the accompanying balance sheets of Galaxy Foods Company as of March 31, 2000 and 1999 and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended March 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Galaxy Foods Company as of March 31, 2000 and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2000 in conformity with generally accepted accounting principles.



                                               /s/ BDO Seidman, LLP
                                               --------------------------------

Orlando, Florida
June 27, 2000

                              GALAXY FOODS COMPANY

                                 BALANCE SHEETS


                                                                     MARCH 31,         MARCH 31,
                                                                       2000              1999
                                                                  ------------       ------------

                                    ASSETS

CURRENT ASSETS:
        Cash and cash equivalents                                 $        383       $        112
        Trade receivables, net of allowance of
              $175,000 and $100,000                                  7,456,936          4,428,778
        Other receivables                                              296,291            228,551
        Inventories                                                  9,022,948          6,235,737
        Deferred tax asset                                             453,000                 --
        Prepaid expenses                                             1,521,634            627,716
                                                                  ------------       ------------
              Total current assets                                  18,751,192         11,520,894

PROPERTY & EQUIPMENT, NET                                           16,020,746         12,503,830

DEFERRED TAX ASSET                                                     867,000                 --
OTHER ASSETS                                                           811,455            452,188
                                                                  ------------       ------------
                  TOTAL                                           $ 36,450,393       $ 24,476,912
                                                                  ============       ============


                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
        Book overdrafts                                           $  1,694,753       $    502,942
        Line of credit                                               4,784,999          3,912,917
        Accounts payable - trade                                     5,016,556          3,311,043
        Accrued liabilities                                            167,334            468,513
        Current portion of term note payable                            78,705            432,000
        Current portion of obligations under capital leases             30,364             82,433
                                                                  ------------       ------------
              Total current liabilities                             11,772,711          8,709,848

TERM NOTE PAYABLE, LESS CURRENT PORTION                              3,914,201          2,374,847

SUBORDINATED NOTE PAYABLE                                            3,168,607                 --
OBLIGATIONS UNDER CAPITAL LEASES,
        less current portion                                            69,829            289,711
                                                                  ------------       ------------
               Total liabilities                                    18,925,348         11,374,406
                                                                  ------------       ------------


COMMITMENTS AND CONTINGENCIES                                               --                 --


STOCKHOLDERS' EQUITY:
        Common stock, $.01 par value, authorized 85,000,000,
              issued and outstanding 9,184,546 and 9,183,032            91,845             91,830
        Additional paid-in capital                                  48,289,955         47,497,322
        Accumulated deficit                                        (18,084,555)       (21,714,446)
                                                                  ------------       ------------
                                                                    30,297,245         25,874,706

        Less:  Notes receivable arising from the exercise
              of stock options and sale of common stock             12,772,200         12,772,200
                                                                  ------------       ------------
              Total stockholders' equity                            17,525,045         13,102,506
                                                                  ------------       ------------
                   TOTAL                                          $ 36,450,393       $ 24,476,912
                                                                  ============       ============


                 See accompanying notes to financial statements

                              GALAXY FOODS COMPANY
                            STATEMENTS OF OPERATIONS


YEAR ENDED MARCH 31,                            2000               1999               1998
                                            ------------       ------------       ------------

NET SALES                                   $ 42,234,984       $ 29,790,025       $ 20,552,782

COST OF GOODS SOLD                            27,233,736         19,390,253         15,239,405
                                            ------------       ------------       ------------
        Gross margin                          15,001,248         10,399,772          5,313,377
                                            ------------       ------------       ------------

OPERATING EXPENSES:
        Selling                                6,147,442          4,861,703          2,407,992
        Delivery                               2,215,903          1,564,514            916,448
        General and administrative             3,240,019          2,204,623          1,362,022
        Research and development                 226,436            198,398            129,068
                                            ------------       ------------       ------------
              Total operating expenses        11,829,800          8,829,238          4,815,530
                                            ------------       ------------       ------------

INCOME FROM OPERATIONS                         3,171,448          1,570,534            497,847
                                            ------------       ------------       ------------

OTHER INCOME (EXPENSE):
        Interest expense                        (744,498)          (233,826)          (136,774)
        Interest income                               --              6,023             10,593
        Other income (expense)                    (6,390)             8,636              5,857
                                            ------------       ------------       ------------
              Total                             (750,888)          (219,167)          (120,324)
                                            ------------       ------------       ------------

NET INCOME BEFORE TAXES                        2,420,560          1,351,367            377,523

INCOME TAX BENEFIT (EXPENSE)                   1,209,331            (60,000)                --
                                            ------------       ------------       ------------

NET INCOME                                  $  3,629,891       $  1,291,367       $    377,523
                                            ============       ============       ============

BASIC NET EARNINGS PER
        COMMON SHARE                        $       0.40       $       0.14       $       0.04
                                            ============       ============       ============

DILUTED NET EARNINGS PER
        COMMON SHARE                        $       0.39       $       0.14       $       0.04
                                            ============       ============       ============


                 See accompanying notes to financial statements

                              GALAXY FOODS COMPANY
                       STATEMENTS OF STOCKHOLDERS' EQUITY


                                                          Convertible
                                    Common Stock        Preferred Stock
                                 -------------------    ----------------   Additional                    Notes Rec
                                                Par                Par      Paid-In       Accumulated    for Common
                                  Shares       Value    Shares    Value     Capital         Deficit         Stock           Total
                                 ---------   -------    ------    -----   ------------   ------------   ------------    -----------

Balance at March 31, 1997        8,162,653   $81,627     2,557    $ 26    $ 46,270,116   $(23,383,336)  $(12,772,200)   $10,196,233

Exercise of options                 16,300       163        --      --          57,121             --             --         57,284

Exercise of warrants                 9,286        93        --      --          45,245             --             --         45,338

Issuance of common stock under
employee stock purchase plan         6,634        66        --      --          33,182             --             --         33,248

Conversion of preferred stock
into common stock                  621,826     6,218    (2,557)    (26)         (6,192)            --             --             --

Issuance of warrants                    --        --        --      --          51,320             --             --         51,320

Refund of stock issuance costs          --        --        --      --           8,750             --             --          8,750

Net income                              --        --        --      --              --        377,523             --        377,523
                                 ---------   -------    ------    ----    ------------   ------------   ------------    -----------

Balance at March 31, 1998        8,816,699   $88,167        --    $ --      46,459,542   $(23,005,813)  $(12,772,200)   $10,769,696

Exercise of options                  1,144        11        --      --           3,989             --             --          4,000

Issuance of common stock under
private placement                  357,143     3,571        --      --         933,929             --             --        937,500

Issuance of common stock under
employee stock purchase plan         8,046        81        --      --          31,362             --             --         31,443

Issuance of warrants                    --        --        --      --          68,500             --             --         68,500

Net income                              --        --        --      --              --      1,291,367             --      1,291,367
                                 ---------   -------    ------    ----    ------------   ------------   ------------    -----------

Balance at March 31, 1999        9,183,032   $91,830        --    $ --    $ 47,497,322   $(21,714,446)  $(12,772,200)   $13,102,506

Exercise of options                  1,000        10        --      --           4,705             --             --          4,715

Issuance of common stock under
employee stock purchase plan           514         5        --      --           1,028             --             --          1,033

Issuance of warrants                    --        --        --      --         786,900             --             --        786,900

Net income                              --        --        --      --              --      3,629,891             --      3,629,891
                                 ---------   -------    ------    ----    ------------   ------------   ------------    -----------

Balance at March 31, 2000        9,184,546   $91,845        --    $ --      48,289,955   $(18,084,555)  $(12,772,200)   $17,525,045
                                 =========   =======    ======    ====    ============   ============   ============    ===========



                 See accompanying notes to financial statements

                              GALAXY FOODS COMPANY

                            STATEMENTS OF CASH FLOWS



YEAR ENDED MARCH 31,                                              2000            1999             1998
                                                             ------------     ------------     ------------

CASH FLOWS USED IN OPERATING ACTIVITIES:
         Net Income                                          $  3,629,891     $  1,291,367     $    377,523

   ADJUSTMENTS TO RECONCILE NET INCOME
   TO NET CASH USED IN OPERATING ACTIVITIES:
         Depreciation and amortization                          1,149,729          735,220          649,334
         Amortization of debt discount                             78,690               --               --
         Deferred tax benefit                                  (1,320,000)              --               --
         Gain on sale of assets                                        --               --           (1,329)
         Provision for losses on trade receivables                 75,000           (4,794)          14,794
         Consulting and director fee expense paid through
           issuance of common stock warrants                       18,583           22,293           78,494
         (Increase) decrease in:
           Trade receivables                                   (3,103,158)      (1,777,317)      (1,030,192)
           Other receivables                                      (67,740)        (136,808)         (72,704)
           Inventories                                         (2,787,211)      (3,776,994)        (656,499)
           Prepaid expenses                                      (893,918)        (306,204)         (45,914)
         Increase (decrease) in:
           Accounts payable                                     1,705,513        2,222,385          639,431
           Accrued liabilities                                   (301,179)          14,850           34,694
                                                             ------------     ------------     ------------
         NET CASH USED IN OPERATING ACTIVITIES                 (1,815,800)      (1,716,002)         (12,368)
                                                             ------------     ------------     ------------

CASH FLOWS USED IN INVESTING ACTIVITIES:
         Purchase of property and equipment                    (4,404,501)      (2,168,027)      (1,704,633)
         (Increase) decrease in other assets                     (103,632)          62,526           (6,206)
         Sale of marketable securities                                 --               --          300,000
                                                             ------------     ------------     ------------
         NET CASH USED IN INVESTING ACTIVITIES                 (4,508,133)      (2,105,501)      (1,410,839)
                                                             ------------     ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Book overdrafts                                        1,191,811         (333,820)         836,762
         Borrowings on line of credit                          39,555,000       29,017,000       19,518,445
         Repayments on line of credit                         (38,682,918)     (26,944,840)     (19,048,641)
         Borrowings on term note payable                        3,992,906        1,624,000               --
         Repayments on term note payable                       (2,806,847)        (244,000)              --
         Borrowings on subordinated note payable                3,876,817               --               --
         Principal payments on capital lease obligations         (366,816)         (63,394)         (24,395)
         Proceeds from issuance of common stock, net of
            offering costs                                          1,033          968,943           33,248
         Refund of stock issuance costs                                --               --            8,750
         Financing costs for long term debt                      (441,497)        (226,343)              --
         Proceeds from exercise of common stock options             4,715            4,000           57,284
         Proceeds from exercise of common stock warrants               --               --           45,338
                                                             ------------     ------------     ------------
         NET CASH FROM FINANCING ACTIVITIES                     6,324,204        3,801,546        1,426,791
                                                             ------------     ------------     ------------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                                   271          (19,957)           3,584
CASH AND CASH EQUIVALENTS, BEGINNING
   OF PERIOD                                                          112           20,069           16,485
                                                             ------------     ------------     ------------
CASH AND CASH EQUIVALENTS, END
   OF PERIOD                                                 $        383     $        112     $     20,069
                                                             ============     ============     ============



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

         FINANCIAL INSTRUMENTS
         Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2000.

         The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and cash equivalents, trade receivables, book overdrafts, accounts payable and accrued expenses. Fair values were assumed

                              GALAXY FOODS COMPANY

                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)

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

         INCOME TAXES
         The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" which requires recognition of estimated income taxes payable or refundable on income tax returns for the current year and for the estimated future tax affect attributable to temporary differences and carry forwards. Measurement of deferred income tax is based on enacted tax laws including tax rates, with the measurement of deferred income tax assets being reduced by available tax benefits not expected to be realized.

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

         RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). FAS 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a

                              GALAXY FOODS COMPANY

                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)

         derivative may specifically be designated as a hedge, the objective of which is to match the timing of gain or loss recognition of: (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk; or (ii) the earnings effect of the hedged transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized as income in the period of change. FAS 133, as amended by FAS 137, is effective for all fiscal year quarters of fiscal years beginning after June 15, 2000. Historically, the Company has not entered into any derivative contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard on July 1, 2000 to affect its financial statements.

(2)      INVENTORIES
         Inventories are summarized as follows:

                                        March 31, 2000        March 31, 1999
         Raw materials                  $    4,005,324        $    2,750,781
         Finished goods                      5,017,624             3,484,956
                                        ------------------------------------
            Total                       $    9,022,948        $    6,235,737
                                        ====================================

(3)      PREPAID EXPENSES
         Prepaid expenses are summarized as follows:

                                        March 31, 2000        March 31, 1999
         Prepaid advertising            $      375,364        $      227,939
         Prepaid slotting                      457,162                 2,898
         Prepaid commissions                   151,114                87,967
         Other prepaids                        537,994               308,912
                                        ------------------------------------
            Total                       $    1,521,634        $      627,716
                                        ------------------------------------

         The Company expenses the production costs of advertising the first time the advertising takes place, except for direct response advertising, which is capitalized and amortized over its expected period of future benefits. Direct response advertising consists primarily of newspaper and magazine inserts that include coupons for the Company's products. The capitalized costs of direct response advertising are amortized over the twelve month period following the publication in which it appears. Advertising expense was approximately $904,000, $698,000, and $289,000 during fiscal 2000, 1999 and 1998, respectively.

         The Company incurs slotting fees to obtain shelf space in retail stores which are amortized over the shorter of the expected utility or one year.

(4)      PROPERTY AND EQUIPMENT
         Property and equipment are summarized as follows:


                                                 Useful Lives            March 31, 2000        March 31, 1999
         Leasehold improvements                  10-25 years             $    3,184,988        $    2,838,475
         Machinery and equipment                  5-15 years                 14,935,169             6,513,084
         Delivery equipment and autos             3- 5 years                     15,652                15,652
         Equipment under capital leases           7-15 years                    314,543               717,391
         Construction in progress                                             1,525,905             5,374,616
                                                                         ------------------------------------
                                                                             19,976,257            15,459,218
         Less accumulated depreciation                                        3,955,511             2,955,388
                                                                         ------------------------------------
         Property and equipment, net                                     $   16,020,746            12,503,830
                                                                         ====================================

                              GALAXY FOODS COMPANY

                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)

         Interest in the amount of $490,442, $395,963 and $234,772 was capitalized to construction in progress during the years ended March 31, 2000, 1999 and 1998, respectively.

         The Company estimates that approximately $4,000,000 of additional costs will be incurred to complete the construction in progress projects.

(5)      COMMITMENTS AND CONTINGENCIES

         LEASES
         The Company leases its operating facilities and certain equipment under operating and capital leases, expiring at various dates through fiscal year 2005. The following is a schedule by years as of March 31, 2000, of (1) future minimum lease payments under capital leases, together with the present value of the net minimum lease payments and (2) future minimum rental payments required under operating leases that have initial or remaining terms in excess of one year:


                                                                      Capital                         Operating
                                                                       Leases                           Leases
                                                                    -----------                      -----------
         2001                                                       $    39,064                      $   596,987
         2002                                                            42,775                          464,789
         2003                                                            23,916                          248,474
         2004                                                             5,164                          246,602
         Thereafter                                                       3,873                          146,094
                                                                    -----------                      -----------

         Total net minimum lease payment                                114,792                      $ 1,702,946
                                                                                                     ===========
         Less amount representing interest                               14,599
         Present value of the net minimum lease payment                 100,193
         Less current portion                                            30,364

         Long-term obligations under capital leases                 $    69,829
                                                                    ===========

         Rental expense was approximately $750,000, $520,000 and $480,000 for the fiscal years ended March 31, 2000, 1999 and 1998, respectively.

         EMPLOYMENT AGREEMENT

         On June 17, 1999, the Company's Board of Directors issued a new employment agreement for the Company's President. The new agreement allows for a one time grant of a stock option to purchase a maximum of 1,357,000 shares of common stock which, if exercised, would bring the President's ownership interest in the Company to 45%. The option was granted in June 1999 and is exercisable immediately at $3.31 per share and expires June 2009. The new agreement also forgives the unaccrued interest on the existing note, provides for a salary of $300,000 and decreases the annual bonus to a sliding scale of pre-tax income, beginning with the fiscal year ending March 31, 2000. This new agreement has a rolling five-year term.

                              GALAXY FOODS COMPANY

                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)

(6)      CAPITAL STOCK

         REVERSE STOCK SPLIT
         On February 11, 1999, the Company completed a one for seven reverse stock split with respect to its common stock. All common share information, included in the accompanying financial statements, has been retroactively adjusted to give effect to the reverse stock split.

         EMPLOYEE STOCK PURCHASE PLAN
         In January 1992, the Company's stockholders approved the 1991 Employee Stock Purchase Plan (the "1991 Purchase Plan"). The 1991 Purchase Plan provides for the sale of up to an aggregate of 35,715 shares of common stock to eligible employees. Up to 358 shares may be purchased by each eligible employee at the lesser of 85% of the fair market value of the shares on the first or last business day of the six-month purchase periods ending August 31 and February 28. Substantially all full-time employees are eligible to participate in the plan. During the year ended March 31, 2000, 7,802 shares were accrued and 514 shares were issued under this plan at prices ranging from $3.24 to $3.78 per share. During the year ended March 31, 1999, 8,046 shares were purchased under this plan at prices ranging from $3.77 to $3.94 per share. During the year ended March 31, 1998, 6,634 shares were purchased under this plan at prices ranging from $4.76 to $5.18 per share. The weighted average fair value of the shares issued were $3.52, $3.91, and $4.97 per share for the fiscal years ended March 31, 2000, 1999 and 1998, respectively.

         COMMON STOCK OPTIONS AND WARRANTS ISSUED FOR CONSULTING SERVICES
         During the fiscal years ended March 31, 2000, 1999 and 1998, consulting expense of $18,583, $22,293, and $78,494, respectively, was recognized on common stock options and warrants granted to officers, directors and consultants.

         STOCK WARRANTS
         At March 31, 2000, the Company had common stock warrants outstanding which were issued in connection with sales consulting, financial consulting, and financing arrangements. Information relating to these warrants is summarized as follows:

                                           Number of                  Exercise
         Expiration date                    Warrants                    Price
         ---------------------------------------------------------------------
         April 2000                            7,143                  $   5.46
         May 2001                              4,286                      8.53
         August 2000                          14,286                     10.46
         July 2002                             1,071                      5.67
         September 2002                          143                      6.79
         December 2002                        10,714                      5.04
         September 2004                      915,000                      3.41
         August 2005                           7,143                      4.48
         January 2006                         33,571                      4.81
         August 2008                          15,715                      4.81
         January 2009                          1,430                      3.94
                                           ---------
                                           1,010,502
                                           =========

                              GALAXY FOODS COMPANY

                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)

         STOCK OPTIONS
         At March 31, 2000, the Company has three employee stock option plans which were adopted in 1987, 1991, and 1996 and has granted additional non-plan stock options. The Company applies APB Opinion 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for these plans. Under the provisions of APB Opinion 25, if options are granted or extended at exercise prices less than fair market value, compensation expense is recorded for the difference between the grant price and the fair market value at the date of grant.

         Under the Company's stock option plans, qualified and nonqualified stock options to purchase up to 178,572 shares of the Company's common stock may be granted to employees and members of the Board of Directors. The maximum term of options granted under the plans is ten years.

         Statement of Financial Accounting Standards No. 123 ("FAS 123"), Accounting for Stock Based Compensation, requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for the Company's stock options had been determined in accordance with the fair value based method prescribed in FAS 123. The Company estimates the fair value of each stock option at the grant date by using a Black-Scholes option-pricing model with the following assumptions used in the fiscal 2000 option-pricing model are as follows: no dividend yield, 43% volatility, risk-free interest rate of 4.64%, and expected lives of ten years. Assumptions used for grants in 1999: no dividend yield, volatility of 80%, risk-free interest rates ranging from 4.64% to 5.25% and expected lives of ten years. Assumptions used in the fiscal 1998 option-pricing model are as follows: no dividend yield, volatility from 116% to 129%, risk-free interest rate of 6.3% and expected lives ranging from two to five years. Had compensation cost been determined based on the fair value of options at their grant dates in accordance with FAS 123, the Company would have reduced net income by $2,755,910 for fiscal 2000, would have reduced net income by $73,808 for fiscal 1999 and would have had a net loss of $317,887 for fiscal 1998. Basic and diluted pro forma earnings per share would have been $0.10 and $0.09, respectively for fiscal 2000. The effect on earnings per share is less than $0.01 per share for fiscal 1999 and 1998.

         The following table summarizes information about plan stock option activity for the years ended March 31, 2000, 1999 and 1998:


                                                                    Weighted-Average      Weighted-Average
                                                                     Exercise Price         Fair Value of
                                                      Shares           Per Share          Options Granted
         -------------------------------------------------------------------------------------------------
         Balance, March 31, 1997                      75,039          $     10.01            $     --
                Granted - at market                   29,785                 5.46                3.92
                Exercised                            (16,300)                3.50                  --
                Canceled                             (18,500)               11.13                  --
         Balance, March 31, 1998                      70,024                 8.96                  --
                Granted - at market                   28,572                 2.84                2.59
                Exercised                             (1,143)                3.50                  --
                Canceled                             (10,834)                8.81                  --
         Balance, March 31, 1999                      86,619                 4.73                  --
                Granted - at market                    5,000                 3.91                2.40
                Exercised                             (1,000)                4.71                  --
                Canceled                              (2,643)               10.55                  --
         -------------------------------------------------------------------------------------------------
         Balance, March 31, 2000                      87,976          $      4.51            $     --
         =================================================================================================

                              GALAXY FOODS COMPANY

                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)

         At March 31, 2000, 1999 and 1998, a total of 61,261, 56,430 and 52,988 of the outstanding plan options were exercisable with a weighted-average exercise price of $4.90, $5.28 and $9.45 per share, respectively.

         The following table summarizes information about non-plan stock option activity for the years ended March 31, 2000, 1999 and 1998:


                                                               Weighted-Average       Weighted-Average
                                                                 Exercise Price         Fair Value of
                                             Shares                Per Share           Options Granted
         ---------------------------------------------------------------------------------------------
         Balance, March 31, 1997             51,787                  10.50                    --
                Granted - at market         142,857                   5.25                  4.41
                Canceled                     (6,429)                 12.74                    --
         ---------------------------------------------------------------------------------------------
         Balance, March 31, 1998            188,215                   6.86                    --
                Canceled                     (2,834)                 14.00                    --
         ---------------------------------------------------------------------------------------------
         Balance, March 31, 1999            185,381                   6.10                    --
                Granted - at market       1,357,000                   3.31                  2.03
                Canceled                     (2,286)                 14.00                    --
         ---------------------------------------------------------------------------------------------
         Balance, March 31, 2000          1,540,095                 $ 3.63                 $  --
         =============================================================================================

         At March 31, 2000, 1999 and 1998, a total of 1,532,956, 171,095, and
         166,072 of the outstanding non-plan options were exercisable with a weighted-average exercise price of $3.61, $5.90, and $6.58 per share, respectively. The following table summarizes information about plan and non-plan stock options outstanding and exercisable at March 31, 2000:


                                                      Options Outstanding
         Range of                Number      Weighted-Average     Weighted-Average       Number        Weighted-Average
         Exercise Prices      Outstanding     Remaining Life       Exercise Price      Exercisable      Exercise Price
         --------------------------------------------------------------------------------------------------------------
          $2.84 - 5.25         1,560,643         8.8 years         $        3.48        1,538,498       $       3.49
           5.46 - 7.00            21,571         6.2 years                  6.40           16,999               6.44
           8.31 -10.28            43,333         6.2 years                  8.64           36,195               8.68
          14.00 -19.25             2,524         2.1 years                 14.30            2,525              14.30
                               ---------                                                ---------
                               1,628,071                                                1,594,217

         SHARES RESERVED
         At March 31, 2000, the Company has reserved common stock for future issuance under all of the above arrangements totaling 2,438,311 shares.

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

                              GALAXY FOODS COMPANY

                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)

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

(8)      INCOME TAXES

         The components of the net deferred assets consist of the following:


         March 31,                                                        2000                1999
         -------------------------------------------------------------------------------------------
         Deferred tax assets:
                  Net operating loss carry forwards                   $ 4,184,000        $ 5,605,000
                  Investment, alternative minimum and
                            general business tax credits                  140,000            173,000
                  Nondeductible expenses from stock warrants              152,000            122,000
                  Nondeductible compensation from stock options            39,000             39,000
                  Bad debts                                                66,000             38,000
                  Inventory overhead allocation                             4,000             58,000
         -------------------------------------------------------------------------------------------

         Gross deferred income tax assets                               4,585,000          6,035,000
         Valuation allowance                                           (2,014,000)        (4,800,000)
         -------------------------------------------------------------------------------------------

         Total deferred income tax assets                               2,571,000          1,235,000
         Deferred income tax liabilities:
                  Prepaid advertising                                          --            (85,000)
                  Depreciation                                         (1,251,000)        (1,150,000)
         -------------------------------------------------------------------------------------------
         Net deferred income tax assets                                 1,320,000                 --
         ===========================================================================================

         The valuation allowance decreased by $2,786,000 amd $2,612,000 for the years ended March 31, 2000 and 1999, respectively and increased by $996,000 during fiscal 1998. The Company has recorded a valuation allowance to state its deferred tax assets at estimated net realizable value due to the uncertainty related to realization of these assets through future taxable income.

                              GALAXY FOODS COMPANY

                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)


         Significant components of income tax (expense) benefit are as follows:

         Year ended March 31,                    2000                1999               1998
                                             ------------------------------------------------
                  Current:
                    Federal                  $  (110,669)         $ (60,000)          $    --
                    State                             --                 --                --
                                             ------------------------------------------------
                                                (110,669)           (60,000)               --
                                             ------------------------------------------------
                  Deferred:
                    Federal                    1,127,100                 --                --
                    State                        192,900                 --                --
                                             ------------------------------------------------
                                               1,320,000                 --                --
                                             ------------------------------------------------
                                             $ 1,209,331          $ (60,000)          $    --
                                             ================================================

         Tax expense for the years ended March 31, 2000 and 1999 for the Company's liability for alternative minimum tax was $110,669 and $60,000, respectively. The alternative minimum tax system limits the amount of alternative minimum NOL carry forward that can be applied against current year alternative minimum income, thus creating alternative minimum taxable income. Alternative minimum tax paid is carried forward as a tax credit to offset federal tax if incurred in the future. This credit does not expire.

         The following summary reconciles differences from taxes at the federal statutory rate with the effective rate:


         Year ended March 31,                                          2000          1999           1998
         -------------------------------------------------------------------------------------------------
         Federal income taxes at statutory rates                       34.0%         34.0%          34.0%
         Reduction of deferred tax asset valuation allowance          (54.6%)          --             --
         Alternative minimum tax                                        4.6%          4.4%            --
         Utilization of net operating loss carry forward              (34.0%)       (34.0%)        (34.0%)
         -------------------------------------------------------------------------------------------------
         Income taxes (benefit) at effective rates                     50.0%          4.4%             0%
         -------------------------------------------------------------------------------------------------

         Unused net operating losses for income tax purposes, expiring in various amounts from 2007 through 2012, of approximately $11,390,000 are available at March 31, 2000 for carryforward against future years' taxable income. Under Section 382 of the Internal Revenue Code, the annual utilization of this loss may be limited due to changes in ownership.

(9)      RELATED PARTY TRANSACTIONS

         Under the provisions of his former employment agreement, which was rescinded on June 17, 1999 (see Note 4) the Company's President was granted the right to purchase up to 2,571,429 shares of the Company's common stock. In October 1995, the President elected to purchase all 2,571,429 shares. As consideration for the purchase and as stipulated for in his employment agreement, the President executed an $11,572,200 note payable to the Company. The note bore interest at 7% per annum and is secured by the common shares purchased. The principal balance, was payable in full in October 2000. In connection with his new employment agreement, the interest on the note was forgiven and the term of the note was extended to June 15, 2006.

                              GALAXY FOODS COMPANY

                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)

         Included in Other receivables on the Balance Sheet is $130,835 in advances to the Company's President, these advances will be charged against future bonuses under the new employment agreement.

         A director of the Company was paid consulting fees totaling $36,000 for introductions into several large foodservice companies during each of the fiscal years ended March 31, 2000 and 1999.

(10)     ECONOMIC DEPENDENCE

         For the fiscal year ended March 31, 1998, the Company had one customer, which comprised sales approximating, $2,074,901 or 10% of net sales. For the fiscal years ended March 31, 2000 and 1999, the Company did not have any customers, which comprised sales more than 10% of net sales.

         For the fiscal year ended March 31, 1998, the Company had one major supplier, which comprised more than 10% of purchases. Purchases from this supplier totaled approximately $2,202,000 or 16.6% of total purchases for fiscal 1998.

         For the fiscal years ended March 31, 2000, the Company did not have any single supplier which comprised more than 10% of purchases. During fiscal 1999, one supplier comprised purchases of $2,285,974, or 11.8% of total purchases for the year.

(11)     LINE OF CREDIT AND LONG TERM DEBT

         During November 1996, the Company entered into a two year agreement which provided a $2 million line of credit for working capital and expansion purposes. The availability under this line of credit was increased to $3 million in February 1997, $3.5 million in June 1998, $5.5 million in December 1998 and $7.5 million in April 2000. The amount available under the line of credit is based on a formula of 80% of eligible accounts receivable plus 35% of eligible inventories not to exceed $3,000,000, as defined in the agreement. Amounts outstanding under the agreement are collateralized by all accounts receivable, inventory and machinery and equipment owned by the Company. Interest is payable on the outstanding draws on the line of credit at a rate of prime plus one half percent (9.25% at March 31, 2000). The line of credit expires on October 31, 2002. As of March 31, 2000, the Company had an outstanding balance of $4,784,999 under this line of credit agreement.

         On June 27, 1997, the Company secured a $1.5 million term note payable to finance the acquisition of certain production equipment. Amounts outstanding under the agreement are collateralized by machinery and equipment owned by the Company. During June 1998, the Company signed an amendment to the above contract which expanded the term note payable to $3 million. The amendment also reduced the interest on the term note to prime plus one percent. This note is payable at the rate of $432,000 per year, with a balloon payment due on October 31, 2001. This note was paid in full during March 2000 through a new financing agreement with a different financial institution. The new term note payable has availability to $8.5 million and bears interest at the prime rate (8.75% at March 31, 2000). This note is payable interest only through February 1, 2001, with monthly payments of $78,705, plus interest payable beginning March 1, 2001. The note will mature on March 1, 2005. Amounts under the new agreement are

                              GALAXY FOODS COMPANY

                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)

         collateralized by machinery and equipment owned by the Company. The new note is being used to finance new production equipment to be purchased by the Company throughout fiscal 2001. As of March 31, 2000, the balance outstanding under this agreement was $3,992,906. The Company paid approximately $26,000 in loan costs in connection with this new financing.

         On September 30, 1999, the Company secured a $4 million subordinated note payable less loan costs of $380,000 to finance working capital and capital improvement needs of the Company. Amounts outstanding under the agreement are collateralized by a subordinated lien on substantially all assets of the Company. The subordinated note is payable in one lump sum upon maturity on September 30, 2004 and bears interest payable monthly at a rate of 13.5%. The Company issued a warrant to purchase 915,000 shares of common stock to the subordinated note holder at an exercise price of $3.41 per share which represented 80% of the fair value of the Company's stock on the date the warrant was issued. The warrant were valued at $786,900 which was recorded as a debt discount and is being amortized to interest expense from the date of issuance of the note to the maturity date of the note of September 30, 2004. During fiscal 2000, $78,690 was recorded as interest expense. As of March 31, 2000, the unamortized debt discount was $708,210 and the principal balance on the note was $3,876,817.

         Aggregate maturities of the term note and subordinated note payable over future years are as follows: 2001 - $78,705, 2002 - $944,460, 2003
         - $944,460, 2004 - $944,460 and 2005 - $4,957,638.

         The line of credit and notes payable contain certain financial and operating covenants. The Company was in compliance with all covenants at March 31, 2000.

(12)     EMPLOYEE BENEFIT PLAN

         The Company established a 401(k) defined contribution plan covering substantially all employees meeting certain minimum age and service requirements. The Company's contributions to the plan are determined by the Board of Directors and are limited to a maximum of 25% of the employee's contribution and 6% of the employee's compensation. Contributions to the plan amounted to $17,025, $15,180, and $12,004 for the fiscal years ended March 31, 2000, 1999 and 1998, respectively.

                              GALAXY FOODS COMPANY

                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)

(13)     SUPPLEMENTAL CASH FLOW INFORMATION

         For purposes of the statement of cash flows, all highly liquid investments with a maturity date of three months or less are considered to be cash equivalents. Cash and cash equivalents include checking accounts and money market funds.


         Year ended March 31,                                                2000               1999           1998
         -------------------------------------------------------------------------------------------------------------
               Non-cash financing and investing activities:
               Purchase of equipment through capital lease
                    obligations and term note payable                     $   94,865         $ 402,869      $1,426,847
               Consulting and directors fees paid through
                    issuance of common stock warrants                         18,583            68,500          51,320
               Issuance of warrants in connection with
                    Subordinated note payable                                786,900                --              --
         Cash paid for:
               Interest                                                    1,620,941           663,831         350,407
               Income Taxes                                                   95,401                --              --

(14)     EARNINGS PER SHARE

         The following is a reconciliation of basic net earnings per share to diluted net earnings per share for the years ended March 31, 2000, 1999 and 1998:


         Year ended March 31,                                               2000              1999            1998
         ------------------------------------------------------------------------------------------------------------
         Basic net earnings per common share                             $       .40       $      .14      $      .04

         Average shares outstanding - basic                                9,183,814        9,005,843       8,638,225

         Potential shares exercisable under stock option plans             1,128,506          185,786         224,359
         Potential shares exercisable under stock warrant agreements         457,500          514,545       1,102,756
         Potential shares assumed converted from preferred stock                  --               --         162,504

         Less: Shares assumed repurchased under treasury stock method     (1,360,005)        (593,964)       (988,098)
                                                                         -----------       ----------      ----------
         Average shares outstanding - diluted                              9,409,815        9,112,210       9,139,746
         Diluted earnings per common share                               $       .39       $      .14      $      .04
                                                                         -----------       ----------      ----------

         The above reconciliation excludes 215,575 options and 95,501 warrants as they were anti-dilutive.

                              GALAXY FOODS COMPANY

                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)

(15)     FOURTH QUARTER ADJUSTMENTS

         During the fourth quarter of fiscal 2000, the Company recorded the following adjustments:


         Capitalize labor, overhead and interest to construction in progress      $ 720,927
         Record debt discount related to warrants issued in connection with
               subordinated note payable                                            786,900

         The effect of the above fourth quarter adjustments on previous quarters is as follows:

                                                   Three Months Ended
                                          December 31, 1999    September 30,1999
         Net income:
             As reported                     $   727,960          $   784,720
             As restated                       1,074,006            1,120,256

         Basic earnings per share:
             As reported                     $      0.08          $      0.09
             As restated                            0.12                 0.12

         Diluted earnings per share:
             As reported                     $      0.08          $      0.08
             As restated                            0.11                 0.12

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not Applicable.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table sets forth the current directors and executive officers of the Company as of June 1, 2000, as well as their respective ages and positions with the Company:

NAME                       AGE                 POSITIONS
--------------------------------------------------------------------------------
Angelo S. Morini (1)       57     Chairman of the Board of Directors, President,
                                  and Chief Executive Officer
Keith A. Ewing             39     Chief Financial Officer
Cynthia L. Hunter          29     Corporate Secretary
Joseph Juliano (1)(2)      49     Director
Douglas A. Walsh (1)(2)    55     Director
Marshall K. Luther(2)      47     Director

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

Angelo S. Morini has been President of the Company since its inception in 1980 and is the inventor of formagg(R). He was elected Chairman of the Board of Directors, President, and Chief Executive Officer in 1987. Between 1974 and 1980, Mr. Morini was the general manager of Galaxy Cheese Company, which operated as a sole proprietorship until its incorporation in May 1980. Prior to 1974, he was associated with the Food Service Division of Pillsbury Company and the Post Division of General Foods Company. In addition, he worked in Morini Markets, his family-owned and operated chain of retail grocery stores in the New Castle, Pennsylvania area. Mr. Morini received a B.S. degree in Business Administration from Youngstown State University in 1968.

Keith A. Ewing has been Chief Financial Officer of the Company since February 2000. Mr. Ewing was the Vice President of Finance for CNL Corporate Properties. His main focus has been in completing large financing transactions for both public and privately held companies. Before CNL Corporate Properties, Mr. Ewing was Chief Financial Officer of Premier Properties, Inc., a privately held London based company. Mr. Ewing's public company experience includes serving as controller at Mid State Homes, a $3 billion finance company, and accounting manager for Nutmeg Mills, Inc.. Mr. Ewing received a BS in Accounting from Florida State University and has three courses remaining towards his MBA.

Cynthia L. Hunter, CPA was elected Corporate Secretary as of June 18, 1998. Prior to joining the Company, Ms. Hunter worked as a senior auditor for Coopers and Lybrand LLP in Orlando, Florida from 1993 to 1997. From 1992 to 1993, she worked for United Technologies as a cost accountant. Ms. Hunter earned a BS in Accounting from Florida State University in 1991 and a Masters in Accounting Information Systems from Florida State University in 1992.

Joseph Juliano has been a director of the Company since February 2000. From 1973 to present, Mr. Juliano has served in various management positions for Pepsi Cola North America. Most recently, Mr. Juliano holds the position of Vice President of Entertainment sales for Pepsi Cola. Mr. Juliano received his Masters in Business Administration from St. John's University in New York City.

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

ITEM 11. EXECUTIVE COMPENSATION.

All figures set forth in this Item 11 related to the number of shares of the Company's common stock or prices or values thereof are adjusted to reflect the one-for-seven reverse stock split which was effected on February 11, 1999.

The following table sets forth the compensation of the Company's Chief Executive Officer and any executive officer of the Company, other than the Chief Executive Officer, whose aggregate compensation exceeded $100,000 for the fiscal years ended March 31, 2000, 1999, and 1998.

                           SUMMARY COMPENSATION TABLE


                                                                          Long Term Compensation
                          Annual Compensation                    Awards                     Payouts
(a)                      (b)      (c)       (d)         (e)          (f)           (g)          (h)      (i)
                                                        Other                      Securities            All
                                                        Annual       Restricted    Under-                Other
Name and                                                Compen-      Stock         lying        LTIP     Compen-
Principal                Fiscal   Salary    Bonus       sation       Award(s)      Options/     Payouts  sation
Position                  Year    ($)       ($)         ($)          ($)           SARs (#)     ($)      ($)
----------------------------------------------------------------------------------------------------------------
ANGELO S. MORINI (1)      2000   300,000   125,000     20,526(2)         --       1,357,000       --       --
Chairman of the           1999   250,000        --     20,128(3)         --              --       --       --
Board of Directors,       1998   250,000        --     19,132(4)         --              --       --       --
President, and Chief
Executive Officer

(1) On October 10, 1995, the Company entered into an employment agreement with Mr. Morini upon terms and conditions approved by the Board of Directors. In accordance with the terms of such employment agreement, Mr. Morini was granted the right to purchase up to 2,571,429 shares of the Company's Common Stock at a per share price of 110% of the average closing bid price as reported on the NASDAQ System for the ten trading days preceding the receipt by the Company of written notice of Mr. Morini's election to purchase shares. Mr. Morini exercised this option on October 11, 1995, for a price per share of $4.50 and currently owes $11,572,200 for a note payable to the Company. On August 11, 1993, the Board of Directors approved the issuance to Angelo S. Morini of an option to purchase 342,857 shares of the Company's Common Stock for a purchase price of $3.50 per share in consideration for Mr. Morini's past services to the Company, the pledge by Mr. Morini of all of then-current shares owned by Mr. Morini to the Company's principal lender, J&C Resources, Inc. ("J&C"), to secure loans made to the Company, and the subordination of all loans made by Mr. Morini to the Company to payment of the sums due J&C. Mr. Morini exercised this option on November 4, 1994 and currently owes $1,200,000 for a note payable to the Company. See "Management - Certain Relationships and Related Party Transactions." On June 17, 1999, the Company's Board of Directors approved to rescind the above employment agreement and issue a new agreement for the Company's President. The new agreement eliminates the performance based option arrangement and allows for a one time grant of a stock option which , if exercised, would bring the President's ownership interest in the Company to 45%. The option was granted in June 1999 for the purchase of a maximum of 1,357,000 shares of the Company's Common Stock at a per share price of $3.31. The option is immediately exercisable. The new agreement also forgives the unaccrued interest on the existing note, provides for a salary increase to $300,000 and decreases the annual bonus to a sliding scale of pre-tax income, beginning with the fiscal year ending March 31, 2000. This new agreement has a rolling five year term. The agreement combined the two existing notes into a single note payable in the amount of $12,772,200. This new note is non-interest bearing, non-recourse to Mr. Morini, and is secured by the Purchase Right Shares. Approximately $3,000,000 in unpaid interest on the previous Notes was forgiven in connection with the new employment agreement.

(2) For the fiscal year ended March 31, 2000, the Company paid $11,860 in lease payments for Mr. Morini's automobile and $8,666 in club dues for Mr. Morini.

(3) For the fiscal year ended March 31, 1999, the Company paid $11,860 in lease payments for Mr. Morini's automobile and $8,268 in club dues for Mr. Morini.

(4) For the fiscal year ended March 31, 1998, the Company paid $11,500 in lease payments for Mr. Morini's automobile and $7,632 in club dues for Mr. Morini.

Each non-employee director who served on the Board of Directors during the last fiscal year received a fee of $500 plus expenses for his services. One director received consulting fees totaling $36,000 during fiscal 2000.

The following table sets forth information concerning each exercise of stock options and freestanding stock appreciation rights during the fiscal year ended March 31, 2000 by each of the executive officers named in the Summary of Compensation Table above, and the fiscal year-end value of unexercised options and SARs.

                              OPTION/SAR EXERCISES
                    FOR THE FISCAL YEAR ENDED MARCH 31, 2000

               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                      AND FISCAL YEAR-END OPTION/SAR VALUES


(a)                 (b)               (c)         (d)             (e)
                                                  Number of
                                                  Securities      Value of
                                                  Underlying      Unexercised
                                                  Options/SARs    Options/SARs
                                                  at FY-End (#)   at FY-End ($)
                    Shares            Value
                    Acquired          Realized
Name                on Exercise (#)   ($)         Exercisable     Unexercisable    Exercisable   Unexercisable
--------------------------------------------------------------------------------------------------------------
ANGELO S. MORINI          --             --        2,877,072            0           809,268(1)         0

(1) The value of the unexercised shares at March 31, 2000 is based on the difference between the closing sales price of the Company's Common Stock of $3.69 on March 31, 2000 and exercise prices from $3.31 to $5.25.


EMPLOYMENT AGREEMENT OF CHIEF EXECUTIVE OFFICER

As of June 17, 1999, the Company entered into a new Employment Agreement (the "Agreement") with Angelo S. Morini, the Company's President and Chief Executive Officer. The Agreement has a rolling term of five years and provides for an annual base salary of $300,000. Additionally, Mr. Morini will receive an annual bonus in an amount equal to or between three and five percent of the Company's pre-tax net income for book purposes, depending on the level of pre-tax income achieved, as determined by the Company's independent certified public accounting firm. Other material provisions of the Agreement are as follows:

         1. Mr. Morini shall be granted an option to purchase a maximum of 1,357,000 shares of the Company's Common Stock at a per share price of $3.31 per share. The options granted as aforesaid shall have a term of ten years from the date granted and shall be exercisable in whole or in part upon the delivery by Mr. Morini to the Company of written notice of exercise.

         2. The Agreement is terminable by Mr. Morini upon the delivery of written notice of termination in the event that a majority of the Company's Board of Directors is at any time comprised of persons for whom Mr. Morini did not vote in his capacity as a director or a shareholder of the Company (a "Change of Control"). If Mr. Morini abstains from voting for any person as a director, such abstention shall be deemed to be an affirmative vote by Mr. Morini for such person as a director.

         3. If the Agreement is terminated by the Company without cause, Mr. Morini shall be come fully vested in any stock options granted under the Agreement and all shares of Common Stock issued in connection with the exercise of such Purchase Rights and options, and shall receive all earned but unpaid base salary through the effective date of termination and all accrued but unpaid bonuses for the fiscal year(s) ending prior to the effective date of termination. Additionally, in the event that Mr. Morini's employment is terminated without cause or due to his death, total disability or legal incompetence, or if Mr. Morini terminates his employment upon a Change of Control, the Company shall pay to Mr. Morini or his estate severance pay equal to Mr. Morini's annual base salary (before deductions for withholding, employment and unemployment taxes) for a period of sixty months.

         4. Mr. Morini has agreed that in the event he voluntarily terminates his employment with the Company or if he is terminated for "cause" (as defined in the Agreement), he will not compete with the Company for a period of one year following the date of termination of his employment with the Company, whether as an employee, officer, director, partner, shareholder, consultant or independent contractor in any business substantially similar to that conducted by the Company within those areas in the United States in which the Company is doing business as of the date of termination.

         5. The Company will obtain, and maintain in effect during the term of this Agreement, for the benefit of (i) a Two Million Dollar (2,000,000) term life insurance policy insuring his life, the beneficiaries of which shall be designated by Mr. Morini, and (II) a disability insurance policy providing for payment of at least two-thirds (2/3) of Mr. Morini's base salary.

         6. In connection with Mr. Morini's exercise of certain rights to purchase Company common stock, Mr. Morini has previously delivered two interest bearing promissory notes to the Company in the amounts of $11,572,200 and $1,200,000, representing the purchase price for such common stock purchases. The $11,572,200 Note is secured by certain shares of the Company's common stock owned by Mr. Morini. The parties hereby agree that the $11,572,200 Note and the $1,200,000 Note shall be canceled (with the Company forgiving any accrued interest thereunder) and that the parties entered into a new Loan Agreement. The Loan Agreement provides that Mr. Morini and the Company execute a new promissory note in the amount of $12,772,200 and stock pledge agreement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

All figures set forth in this Item 12 related to the number of shares of the Company's common stock or prices or values thereof are adjusted to reflect the one-for-seven reverse stock split which was effective on February 11, 1999.

BENEFICIAL OWNERS OF MORE THAN 5% OF THE COMPANY'S COMMON STOCK

The following table sets forth, to the knowledge of management, each person or entity who is the beneficial owner of more than 5% of the outstanding shares of the Company's Common Stock outstanding as of June 15, 2000 (assuming all of the outstanding rights, options, and warrants of the Company's Common Stock currently outstanding and exercisable are, in fact, exercised), the number of shares owned by each such person and the percentage of the outstanding shares represented thereby.

                                            AMOUNT AND
NAME AND ADDRESS                             NATURE OF              PERCENT OF
OF BENEFICIAL OWNER                   BENEFICIAL OWNERSHIP (1)       CLASS (2)
------------------------------------------------------------------------------

Angelo S. Morini
2441 Viscount Row
Orlando, Florida 32809                      4,952,743(3)                46%

Cede & Co.
Box #20
Bowling Green Station
New York, New York                          5,075,015                   54%

(1) The inclusion herein of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of these shares.

(2) The total number of shares outstanding assuming the exercise of all currently exercisable and vested options and warrants held by all executive officers, current directors, and holders of 5% or more of the Company's issued and outstanding Common Stock is 10,722,963 shares. Does not assume the exercise of any other options or warrants.

(3) Includes options to acquire 1,520,072 shares of the Company's Common Stock. All of Mr. Morini's options currently are exercisable at $3.31 to $5.75 per share. The original exercise prices of 20,215 of the options ranged from $17.50 per share to $25.03 per share. The exercise prices of these options were reduced by the Board of Directors to $3.50 per share on August 31, 1993. Options expire as to 7,143 shares on December 4, 1997, as to 13,072 shares on October 1, 2001 and as to 142,858 on July 1, 2007, and as to 1,357,000 shares on June 15, 2009. Also includes 715 shares owned by Mr. Morini that are held in a nominee name and 286 shares held in joint tenancy. With the exception of the options and the share held in a nominee name, all of Mr. Morini's shares have been transferred to Morini Investments Limited Partnership, a Delaware limited liability partnership, of which Angelo Morini is the Limited Partner and Morini Investments LLC is the General Partner. Mr. Morini is the sole general partner or Morini Investments LLC.

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

                                         AMOUNT AND
NAME AND ADDRESS                          NATURE OF                 PERCENT OF
OF BENEFICIAL OWNER                BENEFICIAL OWNERSHIP (1)          CLASS (2)
------------------------------------------------------------------------------

Angelo S. Morini
Galaxy Foods Company
2441 Viscount Row
Orlando, Florida 32809                   4,952,743(3)                   46%

Joseph Juliano
Galaxy Foods company
2441 Viscount Row
Orlando, FL 32809                            9,286(4)                   *

Douglas A. Walsh
607 Tamiami Trail
Ruskin, Florida 33570                        3,239(5)                   *

Marshall K. Luther
Galaxy Foods Company
2441 Viscount Row
Orlando, Florida 32809                       9,190(6)                   *

Keith Ewing
Galaxy Foods Company
2441 Viscount Row
Orlando, Florida 32809                       1,200

All executive officers and directors
as a group                               4,975,658                      46%

*  Less than 1%.

(1) The inclusion herein of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of these shares.

(2) The total number of shares outstanding assuming the exercise of all currently exercisable and vested options and warrants held by all executive officers, directors, and holders of 5% or more of the Company's issued and outstanding Common Stock is 10,722,963 shares. Does not assume the exercise of any other options or warrants.

(3) Includes options to acquire 1,520,072 shares of the Company's Common Stock. All of Mr. Morini's options currently are exercisable at $3.31 to $5.75 per share. The original exercise prices of 20,215 of the options ranged from $17.50 per share to $25.03 per share. The exercise prices of these options were reduced by the Board of Directors to $3.50 per share on August 31, 1993. Options expire as to 7,143 shares on December 14, 1997, as to 13,072 shares on October 1, 2001, and 142,858 as to July 1, 200 and as to 1,357,000 shares on June 15, 2009. Also includes 2,143 shares owned by Mr. Morini that are held in a nominee name and 286 shares held in joint tenancy. With the exception of the options and the share held in a nominee name, all of Mr. Morini's shares have been transferred to Morini Investments Limited Partnership, a Delaware limited liability partnership, of which Angelo Morini is the Limited Partner and Morini Investments LLC is the General Partner. Mr. Morini is the sole general partner or Morini Investments LLC.


(4) Mr. Juliano, a current member of the Company's Board of Directors, was granted, on October 1, 1999, options to acquire 72 shares at an exercise price of $4.13 per share, which expire on October 1, 2009. The closing bid price of the Company's Common Stock as quoted on the NASDAQ system on September 30, 1999 was $4.13 per share. All of Mr. Juliano's options are currently exercisable.

(5) Dr. Walsh, a current member of the Board of Directors, was granted an option to acquire 2143 shares of Common Stock on January 31, 1992 for an exercise price of $21.00 per share. This option expires on January 31, 2002. The closing bid price of the Company's Common Stock as quoted on the NASDAQ System on January 30, 1992 was $17.50 per share. Dr. Walsh was granted an additional option on October 1, 1992 to acquire 96 shares of Common Stock at an exercise price of $20.13 per share. This option expires on October 1, 2002. The closing bid price of the Company's Common Stock as quoted on the NASDAQ System on September 30, 1992 was $18.38 per share. The exercise price of all of Dr. Walsh's then existing options was reduced to $14.00 per share on January 31, 1994. The closing bid price of the Company's Common Stock as quoted on the NASDAQ System on January 28, 1994 was $32.38 per share. On October 1, 1994, Dr. Walsh was granted an option to acquire 143 shares at an exercise price of $19.25 per share. The closing bid price of the Company's Common Stock as quoted on the NASDAQ System on September 30, 1994, was $20.13 per share. This option expires on October 1, 2004. On October 1, 1995, Dr. Walsh was granted an option to acquire 143 shares at an exercise price of $4.13 per share. The closing bid price of the Company's Common Stock as quoted on the NASDAQ System on September 29, 1995, was $4.16 per share. This option expires on October 1, 2005. On October 1, 1996, Dr. Walsh was granted an option to acquire 286 shares at an exercise price of $10.29 per share which expire on October 1, 2006. The closing bid price of the Company's Common Stock as quoted on the NASDAQ System on September 30, 1996 was $10.50 per share. On October 1, 1997, he was granted an option to acquire 286 shares at an exercise price of $8.31 per share, which expire on October 1, 2007. The closing bid price of the Company's Common Stock as quoted on the NASDAQ system on September 30, 1997 was $8.31 per share. On October 1, 1998, he was granted an option to acquire 286 shares at an exercise price of $3.06 per share, which expire on October 1, 2008. The closing bid price of the Company's Common Stock as quoted on the NASDAQ system on September 30, 1998 was $3.06 per share. On October 1, 1999, he was granted an option to acquire 286 shares at an exercise price of $4.13 per share, which expire on October 1, 2009. The closing bid price of the Company's Common Stock as quoted on the NASDAQ system on September 30, 1999 was $4.13 per share. All of Dr. Walsh's options currently are exercisable.

(6) Mr. Luther, a current member of the Company's Board of Directors, holds warrants to acquire 7143 shares of Common Stock at a price of $4.48 per share. These warrants were granted as compensation for work per the terms of Mr. Luther's former agreement with the Company to serve as Senior Vice President of Marketing for a term of one year. In addition, Mr. Luther was granted options to acquire 2,143 shares of the Company's Common Stock on January 31, 1996, for an exercise price of $5.69 per share, which option expires on January 31, 2006. On October 1, 1996, Mr. Luther was granted an option to acquire 190 shares at an exercise price of $10.29 per share which expire on October 1, 2006. The closing bid price of the Company's Common Stock as quoted on the NASDAQ System on September 30, 1996 was $10.50 per share. On October 1, 1997, he was granted an option to acquire 286 shares at an exercise price of

$8.31 per share, which expire on October 1, 2007. The closing bid price of the Company's Common Stock as quoted on the NASDAQ system on September 30, 1997 was $8.31 per share. On October 1, 1998, he was granted an option to acquire 286 shares at an exercise price of $3.06 per share which expire on October 1, 2008. The closing bid price of the Company's Common Stock as quoted on the NASDAQ system on September 30, 1998 was $3.06 per share. On October 1, 1999, he was granted an option to acquire 286 shares at an exercise price of $4.13 per share, which expire on October 1, 2009. The closing bid price of the company's Common Stock as quoted on the NASDAQ system on September 30, 1999 was $4.13 per share. All of Mr. Luther's options currently are exercisable.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

All figures set forth in this Item 13 related to the number of shares of the Company's common stock or prices or values thereof are adjusted to reflect the one-for-seven reverse stock split, which was effective on February 11, 1999.

On June 17, 1999, the Company entered into an employment agreement with Angelo
S. Morini. The agreement increases Mr. Morini's base salary to $300,000 per year from $250,000. Additionally, the agreement details additional non-cash compensation based on the performance of the Company. The agreement also grants an option to purchase up to 1,357,000 shares of the Company's Common Stock by Mr. Morini. See "Employment Agreement of Chief Executive Officer." Included in Other receivables on the Balance Sheet is $130,835 in advances to the Company's President, these advances will be charged against future bonuses under the new employment agreement.

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

                                     PART IV

ITEM 14. EXHIBITS AND REPORTS ON FORM 8-K.
The following Exhibits are filed as part of this Form 10-K.

EXHIBIT NO    EXHIBIT DESCRIPTION
----------    -------------------

   *3.1 Certificate of Incorporation of the Company, as amended (filed as Exhibit 3.1 to the Company's Registration Statement on Form S-18, No. 33-15893-NY, incorporated herein by reference).

   *3.2 Amendment to Certificate of Incorporation of the Company, filed on February 24, 1992 (filed as Exhibit 4(b) to the Company's Registration Statement on Form S-8, No. 33-46167, incorporated herein by reference).

   *3.3 By-laws of the Company, as amended (filed as Exhibit 3.2 to the Company's Registration Statement on Form S-18, No. 33-15893-NY, incorporated herein by reference).

   *3.4 Amendment to Certificate of Incorporation of the Company, filed on January 19, 1994 (filed as Exhibit 3.4 to the Company's Registration Statement on Form SB-2, No. 33-80418, and incorporated herein by reference).

   *3.5 Amendment to Certificate of Incorporation of the Company, filed on July 11, 1995 (filed as Exhibit 3.5 on Form 10-KSB for fiscal year ended March 31, 1996, and incorporated herein by reference).

   *3.6 Amendment to Certificate of Incorporation of the Company, filed on January 31, 1996 (filed as Exhibit 3.6 on Form 10-KSB for fiscal year ended March 31, 1996, and incorporated herein by reference).

  *10.1 Second Amendment to the Security Agreement with Finova Financial Services dated June 1998.

  *10.2 Third Amendment to the Security Agreement with Finova Financial Services dated December 1998.

 **27         Financial Data Schedule

REPORTS ON FORM 8-K

              No reports on Form 8-K were filed during the last quarter of the period covered by this report.




 * Previously filed

** To be filed by amendment

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  GALAXY FOODS COMPANY


Date: June 27, 2000               /s/ Angelo S. Morini
                                  --------------------------------------------
                                  Angelo S. Morini
                                  Chairman and President
                                  (Principal Executive Officer)


Date: June 27, 2000               /s/ Keith A. Ewing
                                  --------------------------------------------
                                  Keith A. Ewing
                                  Chief Financial Officer
                                  (Principal Financial and Accounting Officer)


Date: June 27, 2000               /s/ Douglas Walsh
                                  --------------------------------------------
                                  Douglas Walsh, M.D.
                                  Director


Date: June 27, 2000               /s/ Marshall Luther
                                  --------------------------------------------
                                  Marshall Luther
                                  Director


Date: June 27, 2000               /s/Joseph Juliano
                                  --------------------------------------------
                                  Joseph Juliano
                                  Director

                                   "EXHIBITS"

EXHIBIT NO    EXHIBIT DESCRIPTION                                      PAGE NO.
----------    -------------------                                      --------

   *3.1 Certificate of Incorporation of the Company, as amended (filed as Exhibit 3.1 to the Company's Registration
              Statement on Form S-18, No. 33-15893-NY, incorporated herein by reference).

   *3.2 Amendment to Certificate of Incorporation of the Company, filed on February 24, 1992 (filed as Exhibit 4(b) to the Company's Registration Statement on Form S-8, No. 33-46167, incorporated herein by reference).

   *3.3 By-laws of the Company, as amended (filed as Exhibit 3.2 to the Company's Registration Statement on Form S-18, No. 33-15893-NY, incorporated herein by reference).

   *3.4 Amendment to Certificate of Incorporation of the Company, filed on January 19, 1994 (filed as Exhibit 3.4 to the Company's Registration Statement on Form SB-2, No. 33-80418, and incorporated herein by reference).

   *3.5 Amendment to Certificate of Incorporation of the Company, filed on July 11, 1995 (filed as Exhibit 3.5 on Form 10-KSB for fiscal year ended March 31, 1996, and incorporated herein by reference).

   *3.6 Amendment to Certificate of Incorporation of the Company, filed on January 31, 1996 (filed as Exhibit 3.6 on Form 10-KSB for fiscal year ended March 31, 1996, and incorporated herein by reference).

  *10.1       Second Amendment to the Security Agreement with Finova
              Financial Services.

  *10.2       Third Amendment to the Security Agreement with Finova
              Financial Services.

 **27         Financial Data Schedule




 * Previously filed

** To be filed by amendment