Form 10-K/A
period 2000-03-31
GALAXY FOODS CO
filed 2000-07-20
CIK 819527

===============================================================================


                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-K/A


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

INTEREST expense increased from $233,826 in fiscal 1999 to $744,498 in fiscal 2000. On September 30, 1999, the Company entered into a $4,000,000 subordinated note payable with Finova Mezzanine Corporation. This debt bears interest at a rate of 13.5% and includes an original issue discount of $786,900 which is amortized through interest expense. During fiscal 2000, $78,690 was amortized to interest expense. The increase is partially the result of additional borrowings on the Company's line of credit to finance the increase in inventory. In March 2000, the Company refinanced its term note payable; however, this has not effected interest expense during fiscal 2000 due to the timing of the refinancing.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Galaxy Foods Company as of March 31, 2000 and 1999 and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2000 in conformity with generally accepted accounting principles.



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

(16)     SCHEDULE OF VALUATION ACCOUNT


                                                     Balance at       Charged to      Write-Offs
                                                     Beginning        Costs and      Retirements      Balance at
                                                      of Year          Expenses     & Collections    End of Year
         Year Ended March 31, 1998:

         Allowance for Doubtful Accounts
             Receivable                              $131,300         $ 16,496        $ 43,004         $104,794

         Year Ended March 31, 1999:

         Allowance for Doubtful Accounts
             Receivable                              $104,794         $138,595        $143,389         $100,000

         Year Ended March 31, 2000:

         Allowance for Doubtful Accounts
             Receivable                              $100,000         $ 90,132        $ 15,132         $175,000

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

                           SUMMARY COMPENSATION TABLE


                                                                          Long Term Compensation
                          Annual Compensation                    Awards                     Payouts
(a)                      (b)      (c)       (d)         (e)          (f)           (g)          (h)      (i)
                                                        Other                      Securities            All
                                                        Annual       Restricted    Under-                Other
Name and                                                Compen-      Stock         lying        LTIP     Compen-
Principal                Fiscal   Salary    Bonus       sation       Award(s)      Options/     Payouts  sation
Position                  Year    ($)       ($)         ($)          ($)           SARs (#)     ($)      ($)
----------------------------------------------------------------------------------------------------------------
ANGELO S. MORINI (1)      2000   300,000   125,000     20,526(2)         --       1,357,000       --       --
Chairman of the           1999   250,000        --     20,128(3)         --              --       --       --
Board of Directors,       1998   250,000        --     19,132(4)         --              --       --       --
President, and Chief
Executive Officer

CHRISTOPHER MORINI        2000   126,250    10,000      6,553            --              --       --       --
Vice President of
Marketing

JOHN JACKSON              2000   113,750    45,838      8,917            --              --       --       --
Vice President of
Sales

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

  *10.1 Second Amendment to the Security Agreement with Finova Financial Services dated June 1998.

  *10.2 Third Amendment to the Security Agreement with Finova Financial Services dated December 1998.

   10.3 Term Loan Agreement with SouthTrust Bank dated March 2000 (filed herewith).

   10.4 Cabot Industrial Properties L.P. lease dated July 1999 (filed herewith).

   27         Financial Data Schedule (filed herewith).

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

  *10.1       Second Amendment to the Security Agreement with Finova
              Financial Services.

  *10.2       Third Amendment to the Security Agreement with Finova
              Financial Services.

   10.3 Term Loan Agreement with SouthTrust Bank dated March 2000 (filed herewith).

   10.4 Cabot Industrial Properties L.P. lease dated July 1999 (filed herewith).

   27         Financial Data Schedule (filed herewith).



 * Previously filed