Form 10-Q
period 2000-06-30
GALAXY FOODS CO
filed 2000-08-14
CIK 819527

                                    FORM 10-Q



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



       ------------------------------------------------------------------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
    THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000



                         COMMISSION FILE NUMBER 0-16251
                                                -------


                              GALAXY FOODS COMPANY
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                 DELAWARE                                         25-1391475
     -------------------------------                         -------------------
     (State or other jurisdiction of                          (I.R.S. Employer
      incorporation or organization)                         Identification No.)


            2441 VISCOUNT ROW
             ORLANDO, FLORIDA                                        32809
----------------------------------------                          ----------
(Address of principal executive offices)                          (Zip Code)


                                 (407) 855-5500
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                 YES [X] NO [ ]


         On July 31, 2000, there were 9,170,104 shares of Common Stock $.01 par value per share, outstanding.

                              GALAXY FOODS COMPANY

                               INDEX TO FORM 10-Q
                         FOR QUARTER ENDED JUNE 30, 2000

                                                                        PAGE NO.
                                                                        --------

PART I.        FINANCIAL INFORMATION

     ITEM 1.   FINANCIAL STATEMENTS

         Balance Sheets                                                      3
         Statements of Income                                                4
         Statement of Stockholders' Equity                                   5
         Statements of Cash Flows                                            6
         Notes to Financial Statements                                     7-8

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS               9-12

     ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK    12

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS           12

PART II.      OTHER INFORMATION

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                              13

SIGNATURES                                                                  14

                          PART I. FINANCIAL INFORMATION

                                 BALANCE SHEETS

                              GALAXY FOODS COMPANY


                                                               JUNE 30,           MARCH 31,
                                                                 2000               2000
                                                             ------------       ------------
                                                             (Unaudited)
                                  ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                $         --       $        383
    Trade receivables, net                                      7,304,290          7,456,936
    Inventories                                                12,850,873          9,022,948
    Other receivables                                             457,451            296,291
    Deferred tax asset                                            693,000            453,000
    Prepaid expenses                                            2,076,873          1,521,634
                                                             ------------       ------------
        Total current assets                                   23,382,487         18,751,192

PROPERTY & EQUIPMENT, NET                                      18,206,400         16,020,746
DEFERRED TAX ASSET                                                867,000            867,000
OTHER ASSETS                                                      808,586            811,455
                                                             ------------       ------------
            TOTAL                                            $ 43,264,473       $ 36,450,393
                                                             ============       ============

                   LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Book overdrafts                                          $  1,739,560       $  1,694,753
    Line of credit                                              5,918,098          4,784,999
    Accounts payable - trade                                    7,115,353          5,016,556
    Accrued liabilities                                           154,678            167,334
    Current portion of term note payable                           78,705             78,705
    Current portion of obligations under capital leases            28,572             30,364
                                                             ------------       ------------
        Total current liabilities                              15,034,966         11,772,711

TERM NOTE PAYABLE,
    less current portion                                        6,791,819          3,914,201
SUBORDINATED NOTE PAYABLE                                       3,207,907          3,168,607
OBLIGATIONS UNDER CAPITAL LEASES,
    less current portion                                           69,461             69,829
                                                             ------------       ------------
        Total liabilities                                      25,104,153         18,925,348
                                                             ------------       ------------

COMMITMENTS AND CONTINGENCIES                                          --                 --

STOCKHOLDERS' EQUITY:
    Common stock                                                   91,969             91,845
    Additional paid-in capital                                 48,334,806         48,289,955
    Accumulated deficit                                       (17,395,231)       (18,084,555)
                                                             ------------       ------------
                                                               31,031,544         30,297,245
    Less:  Notes receivable arising from the exercise
        of stock options and sale of common stock              12,772,200         12,772,200
    Less: Treasury stock, 26,843, at cost                          99,024                 --
                                                             ------------       ------------
        Total stockholders' equity                             18,160,320         17,525,045
                                                             ------------       ------------
            TOTAL                                            $ 43,264,473       $ 36,450,393
                                                             ============       ============

            See accompanying notes to condensed financial statements.

                              GALAXY FOODS COMPANY

                              STATEMENTS OF INCOME


                                                  THREE MONTHS ENDED
                                                       JUNE 30,
                                               2000               1999
                                           ------------       ------------
                                           (Unaudited)         (Unaudited)
NET SALES                                  $ 11,256,421       $ 10,381,075

COST OF GOODS SOLD                            7,207,913          6,590,662
                                           ------------       ------------
      Gross margin                            4,048,508          3,790,413
                                           ------------       ------------
OPERATING EXPENSES:
      Selling                                 1,912,888          1,745,609
      Delivery                                  651,375            441,844
      General and administrative                714,098            852,211
      Research and development                   56,910             41,662
                                           ------------       ------------
             Total operating expenses         3,335,271          3,081,326
                                           ------------       ------------

INCOME FROM OPERATIONS                          713,237            709,087
                                           ------------       ------------
OTHER INCOME (EXPENSE):

      Interest expense                         (263,153)           (79,033)
      Other income (expense)                       (760)               630
                                           ------------       ------------
             Total                             (263,913)           (78,403)
                                           ------------       ------------

NET INCOME BEFORE INCOME TAXES             $    449,324       $    630,684

INCOME TAX BENEFIT (EXPENSE)                    240,000            (15,000)
                                           ------------       ------------

NET INCOME                                 $    689,324       $    615,684
                                           ============       ============
BASIC NET EARNINGS PER
     COMMON SHARE                          $       0.08       $       0.07
                                           ============       ============

DILUTED NET EARNINGS PER
     COMMON SHARE                          $       0.07       $       0.07
                                           ============       ============

            See accompanying notes to condensed financial statements.

                              GALAXY FOODS COMPANY

                        STATEMENT OF STOCKHOLDERS' EQUITY


                                                                                          Notes
                                   Common Stock        Additional                       Receivable
                              ---------------------     Paid-In       Accumulated       for Common      Treasury
                               Shares     Par Value     Capital         Deficit           Stock           Stock          Total
                              ---------   ---------   -----------    -------------    -------------    ---------    -------------
Balance at March 31, 2000     9,184,546    $91,845    $48,289,955    $(18,084,555)    $(12,772,200)    $     --     $ 17,525,045
Purchase of treasury stock           --         --             --              --               --      (99,024)         (99,024)
Issuance of common stock
 under employee stock
 purchase plan                   12,401        124         44,851              --               --           --           44,975
Net income                           --         --             --         689,324               --           --          689,324
                              ---------    -------    -----------    ------------     ------------     --------     ------------

Balance at June 30, 2000
 (unaudited)                  9,196,947    $91,969    $48,334,806    $(17,395,231)    $(12,772,200)    $(99,024)    $ 18,160,320
                              =========    =======    ===========    ============     ============     ========     ============

                              GALAXY FOODS COMPANY

                            STATEMENTS OF CASH FLOWS


                                                                        THREE MONTHS ENDED
                                                                             JUNE 30,
                                                                    2000                 1999
                                                                -----------           -----------
                                                                (Unaudited)           (Unaudited)
CASH FLOWS USED IN OPERATING ACTIVITIES:
     Net Income                                                 $   689,324           $   615,684

   ADJUSTMENTS TO RECONCILE NET INCOME
   TO NET CASH USED IN OPERATING ACTIVITIES:
     Depreciation expense                                           339,753               201,644
     Amortization of debt discount                                   39,300                    --
     Consulting and director services paid in exchange
       for issuance of common stock warrants                          2,869                 3,421
     Deferred tax benefit                                          (240,000)                   --
     (Increase) decrease in:
       Trade receivables                                            152,646            (1,162,892)
       Other receivables                                           (161,160)                   --
       Inventories                                               (3,827,925)             (350,843)
       Prepaid expenses                                            (555,239)               (6,473)
     Increase (decrease) in:
       Accounts payable                                           2,167,950               193,633
       Accrued liabilities                                          (81,809)              (48,587)
                                                                -----------           -----------
     NET CASH USED IN
     OPERATING ACTIVITIES                                        (1,474,291)             (554,413)
                                                                -----------           -----------
CASH FLOWS USED IN INVESTING
   ACTIVITIES:
     Purchase of property and equipment                          (2,525,407)             (449,220)
     Increase in other assets                                            --               (22,229)
                                                                -----------           -----------
     NET CASH USED IN INVESTING
     ACTIVITIES                                                  (2,525,407)             (471,449)
                                                                -----------           -----------
CASH FLOWS FROM FINANCING
   ACTIVITIES:
     Net borrowings on line of credit                             1,133,099             1,016,852
     Book overdrafts                                                 44,807               117,116
     Borrowings on term note payable                              2,877,618                    --
     Principal payments on note payable                                  --              (103,462)
     Principal payments on capital lease obligations                 (2,160)               (4,538)
     Proceeds from issuance of common stock                          44,975                    --
     Purchase of treasury stock                                     (99,024)                   --
                                                                -----------           -----------
     NET CASH FROM FINANCING ACTIVITIES                           3,999,315             1,025,968
                                                                -----------           -----------
NET INCREASE (DECREASE) IN CASH AND CASH
     EQUIVALENTS                                                       (383)                  106

CASH AND CASH EQUIVALENTS, BEGINNING
   OF PERIOD                                                            383                   112
                                                                -----------           -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                        $        --           $       218
                                                                ===========           ===========

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

         The financial statements should be read in conjunction with the financial statements and the related disclosures contained in the Company's Form 10-K dated June 27, 2000, filed with the Securities and Exchange Commission.

(2)      RECLASSIFICATIONS
         Certain items in the financial statements of the prior period have been reclassified to conform to current period presentation.

         SEGMENT INFORMATION
         The Company does not identify separate operating segments for management reporting purposes. The results of operations are the basis on which management evaluates operations and makes business decisions.

(3)      INVENTORIES
         Inventories are summarized as follows:

                                                                           JUNE 30,                   MARCH 31,
                                                                            2000                        2000
                                                                         (unaudited)
         -------------------------------------------------------------------------------------------------------
         Raw materials                                                  $  5,872,321               $   4,005,324
         Finished goods                                                    6,978,552                   5,017,624
         -------------------------------------------------------------------------------------------------------
            Total                                                       $  12,850,873              $   9,022,948
         --------------------------------------------------------------------------------------------------------

(4)      EARNINGS PER SHARE
         The following is a reconciliation of basic net earnings per share to diluted net earnings per share for the three month periods ended June 30, 2000 and 1999:


                                                        Three months Ended June 30,
                                                        2000                 1999
                                                     (unaudited)          (unaudited)
Basic net earnings per share                         $      .08           $      .07

Weighted average shares outstanding - basic           9,188,089            9,183,032
Potential shares exercisable under stock
     option plans                                     1,412,642              272,000
Potential shares exercisable under warrant
    agreements                                          915,000              613,423

Less: Shares assumed repurchased under
      treasury stock method                          (2,036,659)            (875,401)
                                                     ----------           ----------

Average shares outstanding - diluted                  9,479,072            9,193,054
Diluted earnings per share                           $      .07           $      .07
                                                     ==========           ==========

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


         For the three months ended June 30,                               2000          1999
         ----------------------------------------------------------------------------------------
                                                                       (unaudited)    (unaudited)
         Noncash financing and investing activities:
             Consulting and directors services paid in exchange for
                issuance of common stock warrants                        $  2,869      $  3,421

         Cash paid for:
             Interest                                                    $331,040      $214,530

(6)      INCOME TAXES
         The Company recorded a deferred tax benefit of $240,000 for the three months ended June 30, 2000 which reduced the Company's valuation allowance and states the deferred tax asset of $1,560,000 at June 30, 2000 at estimated net realizable value. The deferred tax asset represents mainly tax operating loss carryforwards incurred in prior years, which are expected to be realized in the future. Based upon an assessment of all available evidence, management believes that realization of the deferred tax asset is more likely than not.

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

RESULTS OF OPERATIONS

NET SALES were $11,256,421 in the quarter ended June 30, 2000, compared to net sales of $10,381,075 for the quarter ended June 30, 1999, an increase of 8%. The increase in sales was primarily attributed to an increase in sales generated by marketing activities related to the promotion of the Company's Veggie brand of products. The Company elected to discontinue approximately $1,000,000 worth of lower margin private label business for the quarter ended June 30, 2000. This business was replaced by higher margin sales of the Veggie line of products. Marketing activities included print, television and radio advertising in key markets across the country, as well as expansion of shelf space for the Company's products in certain retail stores.

COST OF GOODS SOLD were $7,207,913 representing 64% of net sales for the quarter ended June 30, 2000, compared with $6,590,662 or 63% of net sales for the same period ended June 30, 1999. The slight decline in gross margin is the result of increased fixed costs associated with the additional equipment which was placed in service during fiscal 2000 and additional warehouse space leased in December 1999.

SELLING expenses were $1,912,888 for the quarter ended June 30, 2000, compared with $1,745,609 for the same period ended June 30, 1999, an increase of 9%. The increase in expenses is due to brokerage commissions that increase in proportion to the increase in sales. In addition, the Company continues its advertising campaign to promote the Company's flagship line of products, Veggie. This campaign includes print, television, and radio advertising and focuses on key markets throughout the country where distribution of the Company's products is widespread. The Company also incurred increased slotting fees to expand its shelf space in retail stores in the June 2000 period.

DELIVERY expenses were $651,375 for the quarter ended June 30, 2000, compared with $441,844 for the same period ended June 30, 1999, a 47% increase. The increase in delivery costs is a result of increasing fuel costs as well as a general increase in freight costs for the industry. In addition, freight expense increased in direct proportion to the increase in sales.

GENERAL AND ADMINISTRATIVE expenses were $714,098 for the quarter ended June 30, 2000, compared with $852,211 for the same period ended June 30, 1999, a 16% decrease. This decrease is primarily attributed to increased expenses for consulting services related to Year 2000 readiness during fiscal 2000.

RESEARCH AND DEVELOPMENT expenses were $56,910 for the quarter ended June 30, 2000, compared with $41,662 for the quarter ended June 30, 1999. This 37% increase in expenses is mainly the result of the addition of an additional food scientist during the first quarter of fiscal 2000.

INTEREST expense increased to $263,153 for the quarter ended June 30, 2000 from $79,033 for the quarter ended June 30, 1999. Interest capitalized to construction in progress was $67,867 during the three months ended June 30, 2000. On September 30, 1999, the Company entered into a $4,000,000 subordinated note payable with Finova Mezzanine Corporation. This debt bears interest at a rate of 13.5% and includes an original issue discount of $786,900, which is amortized through interest expense. During the first quarter of fiscal 2001, $39,300 was amortized to interest expense. The increase is also the result of additional borrowings on the Company's line of credit to finance the increase in inventory. In March 2000, the Company signed an $8.5 million term note payable, which has a balance of $6,870,524 as of June 30, 2000. This note was used to pay off the Company's prior term note payable and to finance approximately $6 million in new equipment to expand the Company's production capacity.

INCOME TAX BENEFIT for the quarter ended June 30, 2000 was $240,000 compared to income tax expense of $15,000 for the same period in the prior year at June 30, 2000. The Company has recorded a deferred tax asset of $1,560,000 derived mainly from tax net operating losses incurred in prior years, which are expected to be realized in the future. This represents approximately 40% of the tax net operating loss carry forward available at June 30,2000.

LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES -- Net cash used by operating activities was $1,474,291 for the three months ended June 30, 2000 compared to net cash used of $554,413 for the same period in 1999. The increase in cash used for operations is the result of a build-up of inventory and an increase in prepaid expenses which were partially offset by an increase in accounts payable. In an effort to increase response time to customer orders and convert from distributor to direct sales, the Company is accumulating an inventory of finished goods of its most popular product lines. The Company's increase in raw materials was the result of a contract buying decision to lock in a lower price of casein, the Company's primary raw ingredient. In addition, prepaid expenses increased due to slotting fees paid to retailers to increase shelf space and move the Veggie line of products from the dairy to produce section of stores, as well as an increase in prepaid advertising and trade shows.

INVESTING ACTIVITIES -- Net cash used in investing activities totaled $2,525,407 for the three months ended June 30, 2000 compared to net cash used of $471,449 for the same period in 1999. The increase in cash used for investing activities during fiscal 2000 as compared to fiscal 1999 resulted from purchases and construction of production equipment which will double the Company's production capacity on key products.

FINANCING ACTIVITIES -- Net cash flows provided by financing activities were $3,999,315 for the three months ended June 30, 2000 compared to cash flows provided by financing activities of $1,025,968 for the same period in 1999. This increase is attributed to draws on the Company's new equipment term note payable as well as additional draws on the line of credit to finance the increase in inventory levels.

During November 1996, the Company entered into a two-year agreement which provided a $2 million line of credit for working capital and expansion purposes. The availability under this line of credit was increased to $3 million in February 1997, $3.5 million in June 1998, $5.5 million in December 1998 and $7.5 million in April 2000. The amount available under the line of credit is based on a formula of 80% of eligible accounts receivable plus 35% of eligible inventories in an amount not to exceed $3,000,000, as defined in the agreement. Amounts outstanding under the agreement are collateralized by all accounts receivable, inventory and machinery and equipment owned by the Company. Interest is payable on the outstanding balance of the line of credit at a rate of prime plus one half percent (9.25% at June 30, 2000). The line of credit expires on October 31, 2002.

On June 27, 1997, the Company secured a $1.5 million term note payable to finance the acquisition of certain production equipment. Amounts outstanding under the agreement are collateralized by machinery and equipment owned by the Company. During June 1998, the Company signed an amendment to the above contract which expanded the term note payable to $3 million. This note was payable at the rate of $432,000 per year, with a balloon payment due on October 31, 2001. This note was paid in full during March 2000 through a new financing agreement with SouthTrust Bank, N.A. The new term note payable has availability to a maximum of $8.5 million and bears interest at the prime rate (8.75% at June 30, 2000). This note is payable interest only through February 1, 2001, with monthly principal payments of $78,705, plus interest payable beginning March 1, 2001. The note will mature on March 1, 2005. Amounts under the new agreement are collateralized by machinery and equipment owned by the Company. The new note is being used to finance new production equipment that the Company anticipates purchasing in fiscal 2001.

On September 30, 1999, the Company secured a $4 million subordinated note payable less loan costs of $380,000 to finance working capital and capital improvement needs of the Company. Amounts outstanding under the agreement are collateralized by a subordinated lien on substantially all assets of the Company. The subordinated note is payable interest only monthly with a principal payment in one lump sum upon maturity on September 30, 2004 and bears interest at a rate of 13.5%. The Company issued a warrant to purchase up to 915,000 shares of common stock to the subordinated note holder at an exercise price of $3.41 per share which represented 80% of the fair value of the Company's stock on the date the warrant was issued. The warrant was valued at $786,900 which was recorded as a debt discount and is being amortized to interest expense from the date of issuance of the note to the maturity date of the note of September 30, 2004. The Company was in violation of the tangible net worth and debt to tangible net worth covenants as of June 30, 2000 but obtained a waiver from the bank through July 1, 2001 for these violations.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). FAS 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may specifically be designated as a hedge, the objective of which is to match the timing of gain or loss recognition of: (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk; or (ii) the earnings effect of the hedged transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized as income in the period of change. FAS 133, as amended by FAS 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Historically, the Company has not entered into any derivative contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect the new standard to affect its financial statements.

In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 ("FIN 44"), Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25. FIN 44 clarifies the application of Opinion No. 25 for (a) the definition of employee for purposes of applying Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequences of various modifications to the previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 2, 2000, but certain conclusions cover specific events that occur after either December 15, 1998 or January 12, 2000. The Company believes that the impact of FIN 44 will not have a material effect on the Company's financial position or results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The interest on the Company's debt is floating and based on the prevailing market interest rates. For market based debt, interest rate changes generally do not affect the market value of the debt but do impact future interest expense and hence earnings and cash flows, assuming other factors remain unchanged. A theoretical 1% change in market rates in effect on June 30, 2000 with respect to the Company's anticipated debt as of such date would increase interest expense and hence reduce the net income of the Company by approximately $15,000 for the quarter.

The Company's sales for the three months ended June 30, 2000 and 1999 denominated in a currency other than U.S. dollars were less than 1% of total sales and no net assets were maintained in a functional currency other than U.
S. dollars at June 30, 2000. The effects of changes in foreign currency exchange rates has not historically been significant to the Company's operations or net assets.

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

 *10.3 Term Loan Agreement with Southtrust Bank dated March 2000 (Filed as Exhibit 10.3 on Form 10-K/A for fiscal year ended March 31, 2000, and incorporated herein by reference.)

 *10.4        Cabot Industrial Properties L.P. Lease dated July 1999 (Filed as
              Exhibit 10.4 on Form 10-K/A for fiscal year ended March 31, 2000, and incorporated herein by reference.)

 27           Financial Data Schedule (Filed herewith.)

REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the quarter covered by this report.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       GALAXY FOODS COMPANY



Date: August 10, 2000                  /s/ Angelo S. Morini
                                       --------------------------------------
                                       Angelo S. Morini
                                       Chairman and President
                                       (Principal Executive Officer)



Date: August 10, 2000                  /s/ Keith A. Ewing
                                       --------------------------------------
                                       Keith A. Ewing, CPA
                                       Chief Financial Officer
                                       (Principal Financial and
                                       Accounting Officer)