Form 10-Q
period 2000-09-30
GALAXY FOODS CO
filed 2000-11-14
CIK 819527

================================================================================



                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                       -----------------------------------

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                         ------------------------------
                         COMMISSION FILE NUMBER 0-16251


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


                                YES [X]   NO [ ]


         On November 1, 2000, there were 9,170,104 shares of Common Stock $.01 par value per share, outstanding.



================================================================================

                              GALAXY FOODS COMPANY

                               INDEX TO FORM 10-Q
                      FOR QUARTER ENDED SEPTEMBER 30, 2000

                                                                        PAGE NO.
                                                                        --------

PART I.        FINANCIAL INFORMATION

     ITEM 1.   FINANCIAL STATEMENTS

         Balance Sheets                                                     3
         Statements of Income                                               4
         Statement of Stockholders' Equity                                  5
         Statements of Cash Flows                                           6
         Notes to Financial Statements                                    7-8

     ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS             9-12

     ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
               MARKET RISK                                              12-13

     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS         13

PART II.       OTHER INFORMATION

     ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                            14

SIGNATURES                                                                 15

                          PART I. FINANCIAL INFORMATION

                                 BALANCE SHEETS
                              GALAXY FOODS COMPANY

                                                                     SEPTEMBER 30,        MARCH 31,
                                                                         2000               2000
                                                                     -------------      ------------
                                                                               (Unaudited)
                                     ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                       $        116       $        383
     Trade receivables, net                                             8,106,267          7,456,936
     Inventories                                                       11,984,190          9,022,948
     Other receivables                                                    458,690            296,291
     Deferred tax asset                                                   693,000            453,000
     Prepaid expenses                                                   2,867,878          1,521,634
                                                                     ------------       ------------
         Total current assets                                          24,110,141         18,751,192

PROPERTY & EQUIPMENT, NET                                              21,765,133         16,020,746
DEFERRED TAX ASSET                                                        867,000            867,000
OTHER ASSETS                                                              732,948            811,455
                                                                     ------------       ------------
             TOTAL                                                   $ 47,475,222       $ 36,450,393
                                                                     ============       ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Book overdrafts                                                 $  2,070,428       $  1,694,753
     Line of credit                                                     8,124,543          4,784,999
     Accounts payable - trade                                           5,583,301          5,016,556
     Accrued liabilities                                                  113,699            167,334
     Current portion of term note payable                                 550,935             78,705
     Current portion of obligations under capital
       leases                                                              45,155             30,364
                                                                     ------------       ------------
         Total current liabilities                                     16,488,061         11,772,711

TERM NOTE PAYABLE,
     less current portion                                               8,835,663          3,914,201
SUBORDINATED NOTE PAYABLE                                               3,247,297          3,168,607
OBLIGATIONS UNDER CAPITAL LEASES,
     less current portion                                                  31,651             69,829
                                                                     ------------       ------------
         Total liabilities                                             28,602,672         18,925,348
                                                                     ------------       ------------
COMMITMENTS AND CONTINGENCIES                                                  --                 --

STOCKHOLDERS' EQUITY:
     Common stock                                                          91,969             91,845
     Additional paid-in capital                                        48,334,806         48,289,955
     Accumulated deficit                                              (16,683,001)       (18,084,555)
                                                                     ------------       ------------
                                                                       31,743,774         30,297,245
     Less: Notes receivable arising from the
           exercise of stock options and sale
           of common stock                                             12,772,200         12,772,200
     Treasury stock, 26,843, at cost                                       99,024                 --
                                                                     ------------       ------------
         Total stockholders' equity                                    18,872,550         17,525,045
                                                                     ------------       ------------
             TOTAL                                                   $ 47,475,222       $ 36,450,393
                                                                     ============       ============




            See accompanying notes to condensed financial statements.

                              GALAXY FOODS COMPANY

                              STATEMENTS OF INCOME


                                                 SIX MONTHS ENDED                    THREE MONTHS ENDED
                                                   SEPTEMBER 30,                        SEPTEMBER 30,
                                             2000               1999               2000               1999
                                         ------------       ------------       ------------       ------------
                                         (Unaudited)        (Unaudited)         (Unaudited)        (Unaudited)
NET SALES                                $ 23,470,983       $ 20,902,705       $ 12,214,562       $ 10,521,630

COST OF GOODS SOLD                         14,940,861         13,109,307          7,732,948          6,518,645
                                         ------------       ------------       ------------       ------------
      Gross margin                          8,530,122          7,793,398          4,481,614          4,002,985
                                         ------------       ------------       ------------       ------------
OPERATING EXPENSES:
      Selling                               3,957,484          2,948,424          2,044,596          1,202,815
      Delivery                              1,280,051            987,712            628,676            545,868
      General and administrative            1,408,071          1,798,905            733,273            946,694
      Research and development                124,311             95,315             67,401             53,653
                                         ------------       ------------       ------------       ------------
           Total operating expenses         6,769,917          5,830,356          3,473,946          2,749,030
                                         ------------       ------------       ------------       ------------

INCOME FROM OPERATIONS                      1,760,205          1,963,042          1,007,668          1,253,955
                                         ------------       ------------       ------------       ------------
OTHER INCOME (EXPENSE):
      Interest expense                       (613,639)          (193,399)          (311,186)          (114,366)
      Other income (expense)                   14,988             (3,703)            15,748             (4,333)
                                         ------------       ------------       ------------       ------------
           Total                             (598,651)          (197,102)          (295,438)          (118,699)
                                         ------------       ------------       ------------       ------------

NET INCOME BEFORE TAXES                     1,161,554          1,765,940            712,230          1,135,256

INCOME TAX BENEFIT (EXPENSE)                  240,000            (30,000)                --            (15,000)
                                         ------------       ------------       ------------       ------------

NET INCOME                               $  1,401,554       $  1,735,940       $    712,230       $  1,120,256
                                         ============       ============       ============       ============
BASIC NET EARNINGS PER
      COMMON SHARE                       $       0.15       $       0.19       $       0.08       $       0.12
                                         ============       ============       ============       ============
DILUTED NET EARNINGS PER
      COMMON SHARE                       $       0.15       $       0.19       $       0.07       $       0.12
                                         ============       ============       ============       ============




            See accompanying notes to condensed financial statements.

                              GALAXY FOODS COMPANY

                        STATEMENT OF STOCKHOLDERS' EQUITY


                                                                                              Notes
                                   Common Stock          Additional                        Receivable
                                                          Paid-In         Accumulated      for Common      Treasury
                               Shares     Par Value       Capital           Deficit           Stock         Stock          Total
                              -----------------------------------------------------------------------------------------------------

Balance at March 31, 2000     9,184,546   $  91,845    $  48,289,955   $  (18,084,555)   $ (12,772,200)   $       --   $ 17,525,045
 Purchase of treasury
 stock                               --          --               --               --               --       (99,024)       (99,024)
Issuance of common stock
 under employee stock
 purchase plan                   12,401         124           44,851               --               --            --         44,975
Net income                           --          --               --        1,401,554               --            --      1,401,554
                              -----------------------------------------------------------------------------------------------------

Balance at September 30,
 2000 (unaudited)             9,196,947   $  91,969    $  48,334,806   $  (16,683,001)   $ (12,772,200)   $  (99,024)  $ 18,872,550
                              =====================================================================================================











            See accompanying notes to condensed financial statements.

                              GALAXY FOODS COMPANY

                            STATEMENTS OF CASH FLOWS


                                                                            SIX MONTHS ENDED
                                                                              SEPTEMBER 30,
                                                                       2000                   1999
                                                                   -----------             -----------
                                                                   (Unaudited)             (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net Income                                                   $ 1,401,554             $ 1,735,940
   ADJUSTMENTS TO RECONCILE NET INCOME
   TO NET CASH USED IN OPERATING ACTIVITIES:
      Depreciation expense                                             695,425                 436,796
      Amortization of debt discount                                     78,690                      --
      Deferred tax benefit                                            (240,000)                     --
      Amortization of consulting and director fees paid
        through issuance of common stock warrants                       78,507                  10,921
      Changes in Operating Assets:
        Trade receivables                                             (649,331)             (2,124,777)
        Other receivables                                             (162,399)                     --
        Inventories                                                 (2,961,242)                (37,051)
        Prepaid expenses                                            (1,346,244)               (218,138)
        Accounts payable                                               566,745              (1,071,757)
        Accrued liabilities                                            (53,635)                 (5,187)
                                                                   -----------             -----------
      NET CASH USED IN OPERATING ACTIVITIES:                        (2,591,930)             (1,273,253)
                                                                   -----------             -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of property and equipment                            (6,439,812)             (1,122,263)
      Increase in other assets                                              --                (145,486)
                                                                   -----------             -----------
      NET CASH USED IN INVESTING ACTIVITIES:                        (6,439,812)             (1,267,749)
                                                                   -----------             -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Net borrowings on line of credit                               3,339,544                 355,599
      Increase (decrease) in book overdrafts                           375,675                (502,942)
      Net proceeds from subordinated note payable                           --               3,865,000
      Net borrowings (payments) on term note payable                 5,393,692                (216,000)
      Principal payments on capital lease obligations                  (23,387)                   (453)
      Proceeds from issuance of common stock                            44,975                      --
      Purchase of treasury stock                                       (99,024)                     --
      Proceeds from exercise of common stock options                        --                   3,528
                                                                   -----------             -----------
      NET CASH PROVIDED BY FINANCING ACTIVITIES:                     9,031,475               3,504,732
                                                                   -----------             -----------
NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                                       (267)                963,730
CASH AND CASH EQUIVALENTS, BEGINNING
   OF PERIOD                                                               383                     112
                                                                   -----------             -----------
CASH AND CASH EQUIVALENTS, END
   OF PERIOD                                                       $       116             $   963,842
                                                                   ===========             ===========




            See accompanying notes to condensed financial statements.

                              GALAXY FOODS COMPANY

                          NOTES TO FINANCIAL STATEMENTS

(1)      FINANCIAL STATEMENT PRESENTATION

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

         The financial statements should be read in conjunction with the audited financial statements and the related disclosures contained in the Company's Form 10-K for the year ended March 31, 2000, dated June 27, 2000, filed with the Securities and Exchange Commission.

(2)      PRIOR PERIOD RESTATEMENTS

         The results of operations for this three and six months ended September 30, 1999 have been restated to reflect the fourth quarter adjustments made in fiscal 2000. These adjustments include $203,419 of labor, overhead and interest capitalized to construction in progress and 132,117 of amortization of the debt discount related to warrants issued in connection with the subordinated note payable.

(3)      SEGMENT INFORMATION

         The Company does not identify separate operating segments for management reporting purposes. The results of operations are the basis on which management evaluates operations and makes business decisions.

(4)      INVENTORIES

         Inventories are summarized as follows:


                                         SEPTEMBER 30,                MARCH 31,
                                             2000                       2000
                                          (unaudited)
         -----------------------------------------------------------------------
         Raw materials                  $  4,795,815              $    4,005,324
         Finished goods                    7,188,375                   5,017,624
         -----------------------------------------------------------------------
            Total                       $ 11,984,190              $    9,022,948
         -----------------------------------------------------------------------

(5)      EARNINGS PER SHARE

         The following is a reconciliation of basic net earnings per share to diluted net earnings per share for the three and six month periods ended September 30, 2000 and 1999:


                                                                SIX MONTHS ENDED              THREE MONTHS ENDED
                                                                  SEPTEMBER 30,                  SEPTEMBER 30,
                                                               2000          1999             2000          1999
                                                            (unaudited)   (unaudited)      (unaudited)   (unaudited)
                                                            --------------------------     --------------------------
Basic net earnings per share                                $       0.15  $       0.15     $       0.08  $       0.09
                                                            ==========================     ==========================
     Weighted average shares outstanding - basic               9,179,052     9,183,226        9,170,104     9,183,615
     Potential shares exercisable under stock
          Option plans                                         1,417,785     1,063,618        1,417,785     1,629,035
     Potential shares exercisable under warrant
          agreements                                             915,000       614,137          922,143       614,137
     Less:  Shares assumed repurchased under
          Treasury stock method                              (1,864,535)   (1,525,234)      (1,716,506)   (1,993,470)
                                                            --------------------------     --------------------------

     Weighted average shares outstanding - diluted             9,647,302     9,335,747        9,793,526     9,433,317
                                                            --------------------------     --------------------------
     Diluted earnings per share                             $       0.15  $       0.15     $       0.07  $       0.08
                                                            --------------------------     --------------------------

                              GALAXY FOODS COMPANY

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (CONTINUED)

 (6)     SUPPLEMENTAL CASH FLOW INFORMATION

         For purposes of the statement of cash flows, all highly liquid investments with a maturity date of three months or less are considered to be cash equivalents. Cash and cash equivalents include checking accounts, money market funds and certificates of deposits.

         For the six months ended September 30,        2000            1999
         ---------------------------------------------------------------------
                                                    (unaudited)    (unaudited)
         Cash paid for:
               Interest                              $ 535,039      $ 325,516

(7)      INCOME TAXES

         The Company recorded a deferred tax benefit of $240,000 for the six months ended September 30, 2000 by reducing the Company's valuation allowance. Management, based on an assessment of all available evidence, believes that the realization of the deferred tax asset of $1,560,000 at September 30, 2000 is considered more likely than not. The deferred tax asset represents mainly tax operating loss carryforwards incurred in prior years, which are expected to be realized in the future.

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

RESULTS OF OPERATIONS

NET SALES were $12,214,562 in the quarter ended September 30, 2000, compared to net sales of $10,521,630 for the quarter ended September 30, 1999, an increase of 16%. Net sales were $23,470,983 for the six months ended September 30, 2000 as compared to $20,902,705 for the same period one year ago, an increase of 12%. The increase in sales has been a trend for the Company over the last four fiscal years. The increase in sales was primarily attributed to an increase in sales generated by marketing activities related to the promotion of the Company's Veggie brand of products. The Company elected to discontinue approximately $1,000,000 worth of lower margin private label business for the quarter ended June 30, 2000. This business was replaced by higher margin sales of the Veggie line of products. Marketing activities included print, television and radio advertising in key markets across the country, as well as expansion of shelf space for the Company's products in certain retail stores.

COST OF GOODS SOLD were $7,732,948 representing 63% of net sales for the quarter ended September 30, 2000, compared with $6,518,645 or 62% of net sales for the same period ended September 30, 1999. Cost of Goods Sold were $14,940,861 for the six months ended September 30, 2000, representing 64% of net sales as compared to $13,109,307 or 63% of net sales for the six months ended September 30, 1999.

SELLING expenses were $2,044,596 for the quarter ended September 30, 2000, compared with $1,202,815 for the same period ended September 30, 1999, an increase of 70%. For the six months ended September 30, 2000, selling expenses were $3,957,484 as compared to $2,948,424 for the same period one year ago, an increase of 34%. The Company continues its advertising campaign to promote the Company's flagship line of Veggie products. This campaign includes print, television, and radio advertising and focuses on key markets throughout the country where distribution of the Company's products is widespread. The Company also incurred increased slotting fees to expand its shelf space in retail stores in the six months ended September 30, 2000. A portion of the increase in selling expenses correlates to an increase in sales, as approximately 32% of selling expenses, such as brokerage commissions, are variable in nature and increase as sales increase.

DELIVERY expenses were $628,676 for the quarter ended September 30, 2000, compared with $545,868 for the same period ended September 30, 1999, a 15% increase. Delivery expenses were $1,280,051 for the six months ended September 30, 2000 as compared to $987,712 for the six months ended September 30, 1999. The increase in delivery costs is a result of the increase in sales shipments to customers for the periods ended September 30, 2000 as compared with the same periods in the prior year. In addition, there has been an increase in fuel costs during the first six months of fiscal 2001, as compared to the same period one year ago.

GENERAL AND ADMINISTRATIVE expenses were $733,273 for the quarter ended September 30, 2000, compared with $946,694 for the same period ended September 30, 1999, an 23% decrease. General and administrative expenses decreased 22% to $1,408,071 for the six months ended September 30, 2000 as compared to $1,798,905 for the same period one year ago. This decrease is primarily attributed to increased expenses for consulting services related to Year 2000 readiness during fiscal 2000.

RESEARCH AND DEVELOPMENT expenses were $67,401 for the quarter ended September 30, 2000, compared with $53,653 for the quarter ended September 30, 1999. These expenses were $124,311 for the six months ended September 30, 2000 as compared to $95,315 for the same period one year ago. This increase is due to the addition of a second food scientist to assist in the development and expansion of the Veggie line of products.

INTEREST EXPENSE was $311,186 for the quarter ended September 30, 2000 as compared to $114,366 for the quarter ended September 30, 1999. Interest expense was $613,639 for the six months ended September 30, 2000 as compared to $193,399 for the same period in fiscal 2000. The increase was attributable to additional borrowings under the Company's term note and line of credit as well as a subordinated note issued on September 30, 1999. Interest capitalized to construction in progress was $226,312 and $78,455 during the three months ended September 30, 2000 and 1999, respectively and $294,178 and $99,835 for the six months ended September 2000 and 1999, respectively. On September 30, 1999, the Company entered into a $4,000,000 subordinated note payable with Finova Mezzanine Corporation. This debt bears interest at a rate of 13.5% and includes an original issue discount of $786,900, which is amortized as interest expense over the term of the debt. During the first six months of fiscal 2001, $78,600 was amortized to interest expense. The increase is also the result of additional borrowings on the Company's line of credit to finance the increase in inventory. In March 2000, the Company signed an $10 million term note payable, the balance outstanding as of September 30, 2000 was $9,386,598. This note was used to pay off the Company's prior term note payable and to finance approximately $7.5 million in new equipment to expand the Company's production capacity.

INCOME TAX BENEFIT for the six months ended September 30, 2000 was $240,000 compared to income tax expense of $30,000 for the same period in the prior year. The Company has recorded a deferred tax asset of $1,560,000 derived mainly from tax net operating losses incurred in prior years, which are expected to be realized in the future. This represents approximately 60% of the tax net operating loss carry forward available at September 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES -- Net cash used by operating activities was $2,591,930 for the six months ended September 30, 2000 compared to net cash used of $1,273,253 for the same period in fiscal 2000. In the six months ended September 30, 2000, the increase in cash used in operating activities was a result of an increase in inventory to support the Company's growth in sales. In addition, during FY 2000, the Company used some of the proceeds of its $4,000,000 subordinated note payable to Finova Mezzanine Capital to pay down outstanding accounts payable. In addition, prepaid expenses increased as a result of additional slotting and advertising fees paid in advance to facilitate additional shelf space in retail outlets. The additional shelf space includes expanded product selection at existing retail stores as well as introduction of the product into new customer stores.

INVESTING ACTIVITIES -- Net cash used in investing activities totaled $6,439,812 for the six month period ended September 30, 2000 compared to net cash used of $1,267,749 for the same period in fiscal 2000. The increase in cash used for investing activities during fiscal 2001 is the result of construction of 6 new production manufacturing lines at the Company's main facility. The production lines will be used to facilitate the projected growth in sales for fiscal 2002. The equipment will be used primarily for slice, shred and cup products and will be located at the Company's main production facility. This expansion is financed by the $10 equipment note payable and is expected to be complete at the end of December, 2000 with estimated costs to complete of $2.6 million.

FINANCING ACTIVITIES -- Net cash flows provided by financing activities were $9,031,475 for the six months ended September 30, 2000 compared to $3,504,732 for the six months ended September 30, 1999. The large inflows in FY 2001 are the result of increased draws on the Company's line of credit as well as draws on the term note payable. The increase in cash from financing activities was used to finance the build up in inventories as well as the purchase and production of manufacturing equipment. During fiscal 2000, the large cash from financing activities was primarily attributable to the Company closing on a $4,000,000 subordinated note payable to Finova Mezzanine Corporation on September 30, 1999.

During November 1996, the Company entered into a two-year agreement which provided a $2 million line of credit for working capital and expansion purposes. The availability under this line of credit was increased to $3 million in February 1997, $3.5 million in June 1998, $5.5 million in December 1998, $7.5 million in April 2000, and $13 million in August 2000. The amount available under the line of credit is based on a formula of 80% of eligible accounts receivable plus 35% of eligible inventories in an amount not to exceed $3,000,000, as defined in the agreement. Amounts outstanding under the agreement are collateralized by all accounts receivable, inventory and machinery and equipment owned by the Company. Interest is payable on the outstanding balance of the line of credit at a rate of prime plus one half percent (9.25% at September 30, 2000). The line of credit expires on October 31, 2002.

On June 27, 1997, the Company secured a $1.5 million term note payable to finance the acquisition of certain production equipment. Amounts outstanding under the agreement are collateralized by machinery and equipment owned by the Company. During June 1998, the Company signed an amendment to the above contract which expanded the term note payable to $3 million. This note was payable at the rate of $432,000 per year, with a balloon payment due on October 31, 2001. This note was paid in full during March 2000 through a new financing agreement with SouthTrust Bank, N.A. The new term note payable has availability to a maximum of $10 million and bears interest at the prime rate (8.75% at September 30, 2000). This note is payable interest only through February 1, 2001, with monthly principal payments of $78,705, plus interest payable beginning March 1, 2001. The note will mature on March 1, 2005. Amounts under the new agreement are collateralized by machinery and equipment owned by the Company. The new note is being used to finance the construction of the production manufacturing lines and the purchase of production equipment as described above.

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

On December 3, 1999 the SEC issued Staff Accounting Bulletin 101 ("SAB 101"), Revenue Recognition in Financial Statements. SAB 101 summarizes some of the SEC's interpretations of the application of generally accepted accounting principles to revenue recognition. Revenue recognition under SAB101 was initially effective for the Company's first fiscal of fiscal year beginning after December 15, 1999. However, SAB 101B was released June 26, 2000 which delayed adoption of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The Company believes that its revenue recognition practices are in substantial compliance with SAB 101 and that adoption of it provisions would not be material to its annual or quarterly results of operations.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The interest on the Company's debt is floating and based on the prevailing market interest rates. For market based debt, interest rate changes generally do not affect the market value of the debt but do impact future interest expense and hence earnings and cash flows, assuming other factors remain unchanged. A theoretical 1% change in market rates in effect on September 30, 2000 with respect to the Company's anticipated debt as of such date would increase interest expense and hence reduce the net income of the Company by approximately $20,000 for the quarter.

The Company's sales for the six months ended September 30, 2000 and 1999 denominated in a currency other than U.S. dollars were less than 1% of total sales and no net assets were maintained in a functional currency other than U.
S. dollars at September 30, 2000. The effects of changes in foreign currency exchange rates has not historically been significant to the Company's operations or net assets.


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


                                         GALAXY FOODS COMPANY


Date: November 10, 2000                  /s/ Angelo S. Morini
                                         -----------------------------
                                         Angelo S. Morini
                                         Chairman and President
                                         (Principal Executive Officer)


Date: November 10, 2000                  /s/ Keith A. Ewing
                                         -----------------------------
                                         Keith A. Ewing, CPA
                                         Chief Financial Officer
                                         (Principal Financial and
                                         Accounting Officer)