Form 10-K/A
period 2000-03-31
GALAXY FOODS CO
filed 2000-11-16
CIK 819527

--------------------------------------------------------------------------------

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

                 ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 2000

                           COMMISSION FILE NO. 0-16251

                              GALAXY FOODS COMPANY
           -----------------------------------------------------------
           (name of small business issuer as specified in its charter)

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

Registrant's telephone number: (407) 855-5500
                               --------------

Securities registered under Section 12(b) of the Exchange Act: NONE

Securities registered under Section 12(g) of the Exchange Act:

                     COMMON STOCK, PAR VALUE $.01 PER SHARE
                     --------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if a disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

State registrant's revenues for its most recent fiscal year. $ 42,234,984

The aggregate market value of the voting stock held by non-affiliates as of JUNE 15, 2000 was $ 33,340,766 based on the closing sales price of $ 3.63 per share on such date.

The number of shares outstanding of Galaxy Foods Company's Common Stock as of JUNE 15, 2000 was 9,184,784.

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

Transitional Small Business Disclosure Format. Yes [ ]  No [X]

--------------------------------------------------------------------------------

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

DAIRY FREE - SOYMAGE(R) VEGAN DAIRY ALTERNATIVES - Soymage(R) products were developed for health food and specialty stores. These products are for consumers who are allergic to dairy products, specifically milk protein and / or are practicing a Vegan lifestyle. The Soymage(R) Vegan line is completely dairy free, contains no animal fats and has no casein (skim milk protein). The Soymage(R) Vegan product line includes: vegan cheese slices, vegan grated toppings, vegan chunk cheese and vegan sour cream and cream cheese alternatives.

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

The only branded product line, which accounts for more than 10% of sales for fiscal 2000, is the Veggie line of products. Sales of this product line for fiscal 2000 were $19,025,942 or 45% of net sales.

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

CAPITAL EXPENDITURES

During the fiscal years ended March 31, 2000, 1999 and 1998, the Company's capital expenditures were approximately $4,405,000, $2,168,000 and $1,705,000, respectively. This included capitalized interest of $490,442, $395,963 and $234,772 during fiscal 2000, 1999 and 1998, respectively. The substantial capital expenditures for fiscal 2000, 1999 and 1998 were primarily due to the purchase and construction of several large pieces of production equipment. This equipment includes packaging equipment, modifications to the Pullman/loaf machinery, and industrial blenders for powdered products. In addition, during fiscal 2000 the Company increased its operations in Orlando, Florida to include an 80,000 square foot warehouse and cooler facility.

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

                                                  PERCENTAGE OF CASEIN PURCHASES
                                                   FISCAL YEAR ENDED MARCH 31,
TYPE OF
RAW MATERIAL       NAME OF SUPPLIER                2000        1999        1998
--------------------------------------------------------------------------------

Casein             Besnier-Scerma U.S.A.            34%         37%         48%
                   Avonmore Food Products Ltd.      35%         28%         22%
                   Rely France International         6%         15%         17%
                   Irish Dairy Board                10%         12%          8%
                   New Zealand Milk Products         6%          8%         --
                   Kerry Ingredients                 9%         --          --

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

TRADEMARKS AND PATENTS

The Company owns several registered and unregistered trademarks, which are used in the marketing and sale of the Company's products. The registered trademarks are generally in effect for ten years from the date of their initial registration, and may be renewed for successive ten-year periods thereafter. The following table sets forth the registered and unregistered trademarks of the Company, the country in which the mark is filed, and the renewal date for such mark.

MARK                               COUNTRY                    RENEWAL DATE
--------------------------------------------------------------------------------
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

The following chart sets forth the percentage of sales that the industrial, food service and retail markets represented for the fiscal years ended March 31, 2000, 1999 and 1998:

                                           PERCENTAGE OF SALES
                                       FISCAL YEARS ENDED MARCH 31,

CATEGORY                        2000               1999               1998
--------------------------------------------------------------------------

Retail sales                     92%                87%                79%
Food service sales                7%                12%                20%
Industrial sales                  1%                 1%                 1%

GOVERNMENT REGULATION

As a manufacturer of food products for human consumption, the Company is subject to extensive regulation by federal, state and local governmental authorities regarding the quality, purity, manufacturing, distribution and labeling of food products.

The Company's United States product labels are subject to regulation by the United States Food and Drug Administration ("FDA"). Such regulation includes standards for product descriptions, nutritional claims, label format, minimum type sizes, content and location of nutritional information panels, nutritional comparisons, and ingredient content panels. The Company's labels, ingredients, and manufacturing techniques and facilities are subject to inspection by the FDA. In May 1994, the United States enacted a new labeling law, which dramatically impacted the food industry as a whole. The regulations require specific details of ingredients and their components along with nutritional information on labels. The Company believes this will enhance marketability and result in increased sales of the Company's products because the new labels make it easier for consumers to recognize the nutritional benefits of the Company's products compared to other products.

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

Period                                      High Sales Price     Low Sales Price
--------------------------------------------------------------------------------
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

ITEM 6.  SELECTED FINANCIAL DATA.


                                                         FISCAL YEAR ENDED MARCH 31,

                                      2000           1999           1998            1997            1996
------------------------------------------------------------------------------------------------------------
Net Sales                         $42,234,984    $29,790,025    $20,552,782    $ 17,171,496     $ 3,950,455

Net Income (Loss) before taxes      2,420,560      1,351,367        377,523      (2,736,660)     (3,282,598)
Net Income (Loss)                        0.40           0.14           0.04           (0.84)          (0.91)
Per Common Share - Basic

Net Income (Loss)                        0.39           0.14           0.04           (0.84)          (0.91)
Per Common Share - Diluted

Total Assets                       36,450,393     24,476,912     16,449,052      12,492,446       8,031,972

Long Term Debt                      7,261,706      3,178,991      1,459,516          57,064          92,714

Redeemable Preferred Stock                 --             --             --           2,557              --


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

INCOME TAX BENEFIT for fiscal 2000 was $1,209,331 compared to income tax expense of $60,000 for fiscal 1999. Alternate minimum tax was $110,669 and $60,000 for fiscal years 2000 and 1999, respectively. During fiscal 2000, the Company recorded a deferred tax benefit of $1,320,000 derived from tax net operating losses incurred in prior years, which are expected to be realized in the future. This represents approximately 30% of the tax net operating loss carry forward available at March 31,2000.

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

COST OF GOODS SOLD as a percentage of sales were 65.0% for the fiscal year ended March 31, 1999 compared with 74.1% for the same period in fiscal 1998. The improvement in gross margin is primarily a result of new production efficiencies, price increases and changes in the product mix to focus on higher margin, branded products.

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


LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES - For the fiscal year ended March 31, 2000, the Company's cash used in operating activities was $1,815,800 an increase of $99,798 over the same period in fiscal 1999. The increase in cash used for operations is the result of a build-up of inventory and accounts receivable, partially offset by an increase in accounts payable associated with an increase in sales during fiscal 2000. In addition, in an effort to increase response time to customer orders and convert from distributor to direct sales, the Company is accumulating an inventory of finished goods of its most popular product lines. Prepaid expenses increased due to slotting fees paid to retailers to move the Veggie line of products from the dairy to produce section of stores.

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



                                                    /s/ BDO Seidman, LLP
                                                    --------------------

Orlando, Florida
June 27, 2000

                              GALAXY FOODS COMPANY
                                 BALANCE SHEETS


                                                                       MARCH 31,              MARCH 31,
                                                                         2000                    1999
                                                                     ------------           ------------
                                      ASSETS
CURRENT ASSETS:
       Cash and cash equivalents                                     $        383           $        112
       Trade receivables, net of allowance of
            $175,000 and $100,000                                       7,456,936              4,428,778
       Other receivables                                                  296,291                228,551
                                                                        9,022,948              6,235,737
       Inventories                                                        453,000                     --
       Deferred tax asset                                               1,521,634                627,716
       Prepaid expenses
                                                                     ------------           ------------
            Total current assets                                       18,751,192             11,520,894

PROPERTY & EQUIPMENT, NET                                              16,020,746             12,503,830
DEFERRED TAX ASSET                                                        867,000                     --
OTHER ASSETS                                                              811,455                452,188
                                                                     ------------           ------------
                TOTAL                                                $ 36,450,393           $ 24,476,912
                                                                     ============           ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
       Book overdrafts                                               $  1,694,753           $    502,942
       Line of credit                                                   4,784,999              3,912,917
       Accounts payable - trade                                         5,016,556              3,311,043
       Accrued liabilities                                                167,334                468,513
       Current portion of term note payable                                78,705                432,000
       Current portion of obligations under capital leases                 30,364                 82,433
                                                                     ------------           ------------
            Total current liabilities                                  11,772,711              8,709,848

TERM NOTE PAYABLE, LESS CURRENT PORTION                                 3,914,201              2,374,847
SUBORDINATED NOTE PAYABLE                                               3,168,607                     --
OBLIGATIONS UNDER CAPITAL LEASES,
       less current portion                                                69,829                289,711
                                                                     ------------           ------------
            Total liabilities                                          18,925,348             11,374,406
                                                                     ------------           ------------

COMMITMENTS AND CONTINGENCIES                                                  --                     --

STOCKHOLDERS' EQUITY:
       Common stock, $.01 par value, authorized 85,000,000,
            issued and outstanding 9,184,546 and 9,183,032                 91,845                 91,830
       Additional paid-in capital                                      48,289,955             47,497,322
       Accumulated deficit                                            (18,084,555)           (21,714,446)
                                                                     ------------           ------------
                                                                       30,297,245             25,874,706
       Less: Notes receivable arising from the exercise
            of stock options and sale of common stock                  12,772,200             12,772,200
                                                                     ------------           ------------
            Total stockholders' equity                                 17,525,045             13,102,506
                                                                     ------------           ------------
                TOTAL                                                $ 36,450,393           $ 24,476,912
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
                                         ============      ============      ============

                 See accompanying notes to financial statements

                              GALAXY FOODS COMPANY

                       STATEMENTS OF STOCKHOLDERS' EQUITY


                                                   Convertible
                            Common Stock         Preferred Stock
                        ---------------------   -----------------      Additional                        Notes Rec
                                       Par                   Par        Paid-In        Accumulated         for
                          Shares      Value      Shares     Value       Capital          Deficit       Common Stock        Total
                        -----------------------------------------------------------------------------------------------------------
Balance at
   March 31, 1997       8,162,653    $81,627    $ 2,557     $ 26     $ 46,270,116     $(23,383,336)    $(12,772,200)    $10,196,233
Exercise of options        16,300        163         --       --           57,121               --               --          57,284
Exercise of warrants        9,286         93         --       --           45,245               --               --          45,338
Issuance of common
   stock under
   employee stock
   purchase plan            6,634         66         --       --           33,182               --               --          33,248
Conversion of
   preferred stock
   into common stock      621,826      6,218     (2,557)     (26)          (6,192)              --               --              --
Issuance of warrants           --         --         --       --           51,320               --               --          51,320
Refund of stock
   issuance costs              --         --         --       --            8,750               --               --           8,750
Net income                     --         --         --       --               --          377,523               --         377,523
                        -----------------------------------------------------------------------------------------------------------
Balance at
   March 31, 1998       8,816,699    $88,167    $    --     $ --     $ 46,459,542     $(23,005,813)    $(12,772,200)    $10,769,696
Exercise of options         1,144         11         --       --            3,989               --               --           4,000
Issuance of common
   stock under
   private placement      357,143      3,571         --       --          933,929               --               --         937,500
Issuance of common
   stock under
   employee stock
   purchase plan            8,046         81         --       --           31,362               --               --          31,443
Issuance of
   warrants                    --         --         --       --           68,500               --               --          68,500
Net income                     --         --         --       --               --        1,291,367               --       1,291,367
                        -----------------------------------------------------------------------------------------------------------
Balance at
   March 31, 1999       9,183,032    $91,830    $    --     $ --     $ 47,497,322     $(21,714,446)    $(12,772,200)    $13,102,506
Exercise of options         1,000         10         --       --            4,705               --               --           4,715
Issuance of common
   stock under
   employee stock
   purchase plan              514          5         --       --            1,028               --               --           1,033
Issuance of warrants           --         --         --       --          786,900               --               --         786,900
Net income                     --         --         --       --               --        3,629,891               --       3,629,891
                        -----------------------------------------------------------------------------------------------------------
Balance at
   March 31, 2000       9,184,546    $91,845    $    --     $ --     $ 48,289,955     $(18,084,555)    $(12,772,200)    $17,525,045
                        ===========================================================================================================

                              GALAXY FOODS COMPANY

                            STATEMENTS OF CASH FLOWS


YEAR ENDED MARCH 31,                                                2000                 1999                 1998
                                                                ------------         ------------         ------------
CASH FLOWS USED IN OPERATING ACTIVITIES:
        Net Income                                              $  3,629,891         $  1,291,367         $    377,523
   ADJUSTMENTS TO RECONCILE NET INCOME
   TO NET CASH USED IN OPERATING ACTIVITIES:
        Depreciation and amortization                              1,149,729              735,220              649,334
        Amortization of debt discount                                 78,690                   --                   --
        Deferred tax benefit                                      (1,320,000)                  --                   --
        Gain on sale of assets                                            --                   --               (1,329)
        Provision for losses on trade receivables                     75,000               (4,794)              14,794
        Consulting and director fee expense paid through
          issuance of common stock warrants                           18,583               22,293               78,494
        (Increase) decrease in:
          Trade receivables                                       (3,103,158)          (1,777,317)          (1,030,192)
          Other receivables                                          (67,740)            (136,808)             (72,704)
          Inventories                                             (2,787,211)          (3,776,994)            (656,499)
          Prepaid expenses                                          (893,918)            (306,204)             (45,914)
        Increase (decrease) in:
          Accounts payable                                         1,705,513            2,222,385              639,431
          Accrued liabilities                                       (301,179)              14,850               34,694
                                                                ------------         ------------         ------------
        NET CASH USED IN OPERATING ACTIVITIES                     (1,815,800)          (1,716,002)             (12,368)
                                                                ------------         ------------         ------------
CASH FLOWS USED IN INVESTING ACTIVITIES:
        Purchase of property and equipment                        (4,404,501)          (2,168,027)          (1,704,633)
        (Increase) decrease in other assets                         (103,632)              62,526               (6,206)
        Sale of marketable securities                                     --                   --              300,000
                                                                ------------         ------------         ------------
        NET CASH USED IN INVESTING ACTIVITIES                     (4,508,133)          (2,105,501)          (1,410,839)
                                                                ------------         ------------         ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
        Book overdrafts                                            1,191,811             (333,820)             836,762
        Borrowings on line of credit                              39,555,000           29,017,000           19,518,445
        Repayments on line of credit                             (38,682,918)         (26,944,840)         (19,048,641)
        Borrowings on term note payable                            3,992,906            1,624,000                   --
        Repayments on term note payable                           (2,806,847)            (244,000)                  --
        Borrowings on subordinated note payable                    3,876,817                   --                   --
        Principal payments on capital lease obligations             (366,816)             (63,394)             (24,395)
        Proceeds from issuance of common stock, net of
           offering costs                                              1,033              968,943               33,248
        Refund of stock issuance costs                                    --                   --                8,750
        Financing costs for long term debt                          (441,497)            (226,343)                  --
        Proceeds from exercise of common stock options                 4,715                4,000               57,284
        Proceeds from exercise of common stock warrants                   --                   --               45,338
                                                                ------------         ------------         ------------
        NET CASH FROM FINANCING ACTIVITIES                         6,324,204            3,801,546            1,426,791
                                                                ------------         ------------         ------------
NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                                      271              (19,957)               3,584

CASH AND CASH EQUIVALENTS, BEGINNING
   OF PERIOD                                                             112               20,069               16,485
                                                                ------------         ------------         ------------
CASH AND CASH EQUIVALENTS, END
   OF PERIOD                                                    $        383         $        112         $     20,069
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

(2)      INVENTORIES

         Inventories are summarized as follows:

                                              March 31, 2000    March 31, 1999
                                              --------------    --------------

         Raw materials                          $4,005,324        $2,750,781
         Finished goods                          5,017,624         3,484,956
                                                ----------        ----------
            Total                               $9,022,948        $6,235,737
                                                ==========        ==========



(3)      PREPAID EXPENSES

         Prepaid expenses are summarized as follows:

                                              March 31, 2000    March 31, 1999
                                              --------------    --------------

         Prepaid advertising                    $  375,364         $227,939
         Prepaid slotting                          457,162            2,898
         Prepaid commissions                       151,114           87,967
         Other prepaids                            537,994          308,912
                                                ----------         --------
                  Total                         $1,521,634         $627,716
                                                ==========         ========


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

(4)      PROPERTY AND EQUIPMENT

         Property and equipment are summarized as follows:


                                             Useful Lives      March 31, 2000     March 31, 1999
                                             ------------      -------------      --------------

        Leasehold improvements                10-25 years        $ 3,184,988        $ 2,838,475
        Machinery and equipment               5-15 years          14,935,169          6,513,084
        Delivery equipment and autos          3- 5 years              15,652             15,652
        Equipment under capital leases        7-15 years             314,543            717,391
        Construction in progress                                   1,525,905          5,374,616
                                                                 -----------        -----------
                                                                  19,976,257         15,459,218
        Less accumulated depreciation                              3,955,511          2,955,388
                                                                 -----------        -----------
        Property and equipment, net                              $16,020,746        $12,503,830
                                                                 ===========        ===========

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



                                                               Capital        Operating
                                                               Leases           Leases
                                                              --------        ----------

         2001                                                 $ 39,064        $  596,987
         2002                                                   42,775           464,789
         2003                                                   23,916           248,474
         2004                                                    5,164           246,602
         Thereafter                                              3,873           146,094
                                                              --------        ----------

        Total net minimum lease payment                        114,792        $1,702,946
        Less amount representing interest                       14,599        ==========
        Present value of the net minimum lease payment         100,193
        Less current portion                                    30,364

        Long-term obligations under capital leases            $ 69,829
                                                              ========


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

         STOCK WARRANTS

         At March 31, 2000, the Company had common stock warrants outstanding which were issued in connection with sales consulting, financial consulting, and financing arrangements. Information relating to these warrants is summarized as follows:


                                                      Number of      Exercise
         Expiration date                              Warrants        Price
         ---------------                              ---------      --------

         April 2000                                      7,143        $ 5.46
         May 2001                                        4,286          8.53
         August 2000                                    14,286         10.46
         July 2002                                       1,071          5.67
         September 2002                                    143          6.79
         December 2002                                  10,714          5.04
         September 2004                                915,000          3.41
         August 2005                                     7,143          4.48
         January 2006                                   33,571          4.81
         August 2008                                    15,715          4.81
         January 2009                                    1,430          3.94
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

         The following table summarizes information about plan stock option activity for the years ended March 31, 2000, 1999 and 1998:

                                              Weighted-Average  Weighted-Average
                                                Exercise Price   Fair Value of
                                      Shares      Per Share     Options Granted
                                      ------  ----------------  ----------------

        Balance, March 31, 1997       75,039      $ 10.01            $  --
               Granted - at market    29,785         5.46             3.92
               Exercised             (16,300)        3.50               --
               Canceled              (18,500)       11.13               --
        Balance, March 31, 1998       70,024         8.96               --
               Granted - at market    28,572         2.84             2.59
               Exercised              (1,143)        3.50               --
               Canceled              (10,834)        8.81               --
        Balance, March 31, 1999       86,619         4.73               --
               Granted - at market     5,000         3.91             2.40
               Exercised              (1,000)        4.71               --
               Canceled               (2,643)       10.55               --
                                      ------      -------            -----
         Balance, March 31, 2000      87,976      $  4.51            $  --
                                      ======      =======            =====

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

         The following table summarizes information about non-plan stock option activity for the years ended March 31, 2000, 1999 and 1998:


                                                   Weighted-Average   Weighted-Average
                                                    Exercise Price     Fair Value of
                                         Shares       Per Share       Options Granted
                                         ------    ----------------   ----------------

         Balance, March 31, 1997          51,787          10.50               --
                Granted - at market      142,857           5.25             4.41
                Canceled                  (6,429)         12.74               --
                                       ---------      ---------            -----
         Balance, March 31, 1998         188,215           6.86               --
                Canceled                  (2,834)         14.00               --
                                       ---------      ---------            -----
         Balance, March 31, 1999         185,381           6.10               --
                Granted - at market    1,357,000           3.31             2.03
                Canceled                  (2,286)         14.00               --
                                       ---------      ---------            -----
         Balance, March 31, 2000       1,540,095      $    3.63            $  --
                                       =========      =========            =====

         At March 31, 2000, 1999 and 1998, a total of 1,532,956, 171,095, and
         166,072 of the outstanding non-plan options were exercisable with a weighted-average exercise price of $3.61, $5.90, and $6.58 per share, respectively. The following table summarizes information about plan and non-plan stock options outstanding and exercisable at March 31, 2000:


                                                              Options Outstanding
         Range of               Number      Weighted-Average   Weighted-Average         Number         Weighted-Average
         Exercise Prices     Outstanding     Remaining Life     Exercise Price        Exercisable       Exercise Price
         ---------------     -----------    ----------------   ----------------       -----------      ----------------

           $2.84 - 5.25       1,560,643          8.8 years         $  3.48             1,538,498            $  3.49
            5.46 - 7.00          21,571          6.2 years            6.40                16,999               6.44
            8.31 -10.28          43,333          6.2 years            8.64                36,195               8.68
           14.00 -19.25           2,524          2.1 years           14.30                 2,525              14.30
                              ---------                                               ----------
                              1,628,071                                                1,594,217


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

(8)      INCOME TAXES

         The components of the net deferred assets consist of the following:


         March 31,                                               2000                1999
         ---------                                            -----------         -----------

         Deferred tax assets:
                  Net operating loss carry forwards           $ 4,184,000         $ 5,605,000
                  Investment, alternative minimum and
                            general business tax credits          140,000             173,000
                  Nondeductible expenses from stock warrants      152,000             122,000
                  Nondeductible compensation from
                            stock options                          39,000              39,000
                  Bad debts                                        66,000              38,000
                  Inventory overhead allocation                     4,000              58,000
                                                              -----------         -----------

         Gross deferred income tax assets                       4,585,000           6,035,000
         Valuation allowance                                   (2,014,000)         (4,800,000)
                                                              -----------         -----------

         Total deferred income tax assets                       2,571,000           1,235,000
         Deferred income tax liabilities:
                  Prepaid advertising                                  --             (85,000)
                  Depreciation                                 (1,251,000)         (1,150,000)
                                                              -----------         -----------

         Net deferred income tax assets                         1,320,000                  --
                                                              ===========         ===========


         The valuation allowance decreased by $2,786,000 mad $2,612,000 for the years ended March 31, 2000 and 1999, respectively and increased by $996,000 during fiscal 1998. The Company has recorded a valuation allowance to state its deferred tax assets at estimated net realizable value due to the uncertainty related to realization of these assets through future taxable income.

                              GALAXY FOODS COMPANY

                         NOTES TO FINANCIAL STATEMENTS
                                  (CONTINUED)

         Significant components of income tax (expense) benefit are as follows:

         Year ended March 31,            2000               1999          1998
         --------------------        -----------         ---------        ----
                  Current:
                    Federal          $  (110,669)        $ (60,000)       $ --
                    State                     --                --          --
                                     -----------         ---------        ----
                                        (110,669)          (60,000)         --
                                     -----------         ---------        ----

                  Deferred:
                    Federal            1,127,100                --          --
                    State                192,900                --          --
                                     -----------         ---------        ----
                                       1,320,000                --          --
                                     -----------         ---------        ----
                                     $ 1,209,331         $ (60,000)       $ --
                                     ===========         =========        ====

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

         The following summary reconciles differences from taxes at the federal statutory rate with the effective rate:


         Year ended March 31,                                         2000          1999          1998
         --------------------                                        -------       -------       -------

         Federal income taxes at statutory rates                      34.0%         34.0%         34.0%
         Reduction of deferred tax asset valuation allowance         (54.6%)          --            --
         Alternative minimum tax                                       4.6%          4.4%           --
         Utilization of net operating loss carry forward             (34.0%)       (34.0%)       (34.0%)
                                                                     -------       -------       -------
         Income taxes (benefit) at effective rates                   (50.0%)         4.4%            0%
                                                                     -------       -------       -------


         Unused net operating losses for income tax purposes, expiring in various amounts from 2007 through 2012, of approximately $11,390,000 are available at March 31, 2000 for carry forward against future years' taxable income. Under Section 382 of the Internal Revenue Code, the annual utilization of this loss may be limited due to changes in ownership.

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

         On June 27, 1997, the Company secured a $1.5 million term note payable to finance the acquisition of certain production equipment. Amounts outstanding under the agreement are collateralized by machinery and equipment owned by the Company. During June 1998, the Company signed an amendment to the above contract which expanded the term note payable to $3 million. The amendment also reduced the interest on the term note to prime plus one percent. This note is payable at the rate of $432,000 per year, with a balloon payment due on October 31, 2001. This note was paid in full during March 2000 through a new financing agreement with a different financial institution. The new term note payable has availability to $8.5million and bears interest at the prime rate (8.75% at March 31, 2000). This note is payable interest only through February 1, 2001, with monthly payments of $78,705, plus interest payable beginning March 1, 2001. The note will mature on March 1, 2005. Amounts under the new agreement are

                              GALAXY FOODS COMPANY

                         NOTES TO FINANCIAL STATEMENTS
                                  (CONTINUED)



         collateralized by machinery and equipment owned by the Company. The new note is being used to finance new production equipment to be purchased by the Company throughout fiscal 2001. As of March 31, 2000, the balance outstanding under this agreement was $3,992,906. The Company paid approximately $26,000 in loan costs in connection with this new financing.

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


         Year ended March 31,                                  2000            1999             1998
         --------------------                                --------        --------        ----------

         Non-cash financing and investing activities:
         Purchase of equipment through capital lease
            obligations and term note payable                $ 94,865        $402,869        $1,426,847
         Consulting and directors fees paid through
            issuance of common stock warrants                  18,583          68,500            51,320
         Issuance of warrants in connection with
            Subordinated note payable                         786,900              --                --
         Cash paid for:
         Interest                                             988,970         663,831           350,407
         Income Taxes                                          95,401              --                --

(14)     EARNINGS PER SHARE

         The following is a reconciliation of basic net earnings per share to diluted net earnings per share for the years ended March 31, 2000, 1999 and 1998:


         Year ended March 31,                                                     2000               1999               1998
         --------------------                                                 -----------         ----------         ----------

         Basic net earnings per common share                                  $       .40         $      .14         $      .04


         Average shares outstanding - basic                                     9,183,814          9,005,843          8,638,225

         Potential shares exercisable under stock option plans                  1,128,506            185,786            224,359
         Potential shares exercisable under stock warrant agreements              457,500            514,545          1,102,756
         Potential shares assumed converted from preferred stock                       --                 --            162,504

         Less: Shares assumed repurchased under treasury stock method          (1,360,005)          (593,964)          (988,098)
                                                                              -----------         ----------         ----------
         Average shares outstanding - diluted                                   9,409,815          9,112,210          9,139,746
         Diluted earnings per common share                                    $       .39         $      .14         $      .04
                                                                              -----------         ----------         ----------


The above reconciliation excludes 215,575 options and 95,501 warrants because they were anti-dilutive.

                              GALAXY FOODS COMPANY

                         NOTES TO FINANCIAL STATEMENTS
                                  (CONTINUED)



(15)     FOURTH QUARTER ADJUSTMENTS

         During the fourth quarter of fiscal 2000, the Company recorded the following adjustments:

         Capitalize labor, overhead and interest to
             construction in progress                     $  720,927
         Record debt discount related to warrants
             issued in connection with
             subordinated note payable                       786,900

         The effect of the above fourth quarter adjustments on previous quarters is as follows:

                                                   Three Months Ended
                                         December 31, 1999   September 30, 1999
                                         -----------------   ------------------

         Net income:
              As reported                   $   727,960         $   784,720
              As restated                     1,074,006           1,120,256

         Basic earnings per share:
              As reported                   $      0.08         $      0.09
              As restated                          0.12                0.12

         Diluted earnings per share:
              As reported                   $      0.08         $      0.08
              As restated                          0.11                0.12


(16)     SCHEDULE OF VALUATION ACCOUNT


                                                Balance at    Charged to    Write-Offs
                                                Beginning     Costs and     Retirements    Balance
                                                 of Year       Expenses    & Collections  End of Yr
                                                ---------     ----------   -------------  ---------

Year Ended March 31, 1998:

Allowance for Doubtful Accounts Receivable      $131,300      $  16,496     $  43,004     $104,794

Year Ended March 31, 1999:

Allowance for Doubtful Accounts Receivable:     $104,794       $138,595      $143,389     $100,000

Year Ended March 31, 2000:

Allowance for Doubtful Accounts Receivable:     $100,000      $  90,132     $  15,132     $175,000

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not Applicable.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table sets forth the current directors and executive officers of the Company as of June 1, 2000, as well as their respective ages and positions with the Company:

NAME                          AGE                   POSITIONS
----                          ---                   ---------

Angelo S. Morini              57       Chairman of the Board of Directors,
                                       President, and Chief Executive Officer
Keith A. Ewing                39       Chief Financial Officer
Christopher Morini            45       Vice President of Marketing
John Jackson                  42       Vice President of Sales
Joseph Juliano(1)             49       Director
Douglas A. Walsh(1)           55       Director
Marshall K. Luther(1)         47       Director

----------
(1) Audit Committee Member


Each director is elected to hold office until the next annual meeting of shareholders and until his successor is chosen and qualified. The officers of the Company are elected annually at the first Board of Directors meeting following the annual meeting of shareholders, and hold office until their respective successors are duly elected and qualified, unless sooner displaced.

Angelo S. Morini has been President of the Company since its inception and is the inventor of formagg(R). He was elected Chairman of the Board of Directors, President, and Chief Executive Officer in 1987. Between 1972 and 1980, Mr. Morini was the general manager of Galaxy Cheese Company, which operated as a sole proprietorship until its incorporation in May 1980. Prior to 1974, he was associated with the Food Service Division of Pillsbury Company and the Post Division of General Foods Company. In addition, he worked in Morini Markets, his family-owned and operated chain of retail grocery stores in the New Castle, Pennsylvania, area. Mr. Morini received a B.S. degree in Business Administration from Youngstown State University in 1968. Angelo S. Morini's brother, Christopher Morini, works for the Company as Vice President of Marketing. Angelo S. Morini's wife, Julie Morini, is employed by the Company in the marketing and public relations departments. Also, Mr. Morini's brother-in-law, Robert Peterson, is employed by the Company as a sales representative.

Keith A. Ewing has been Chief Financial Officer of the Company since February 2000. From 1998 through January 2000, Mr. Ewing was the Vice President of Finance for CNL Corporate Properties, Inc. His main focus has been completing large financing transactions for both public and privately held companies. From 1994 through 1998, Mr. Ewing was Chief Financial Officer of Premier Property Group, Inc., a privately held London based investment company. Mr. Ewing's public company experience includes serving as controller of Mid-State Homes, Inc., a $3 billion finance division of Walter Industries, Inc., and general manager of accounting for Nutmeg Mills, Inc. Mr. Ewing received a B.S. in Accounting from Florida State University in 1982 and is currently a Florida Certified Public Accountant.

Christopher Morini, has been Vice President of Marketing and International Sales for the Company since 1996. Mr. Morini started with the Company as an area salesman in 1983. In 1984, Mr. Morini served as a sales manager. From 1986 through 1996, Mr. Morini has been a Vice President of the

Company, where he has been responsible for various sales and marketing divisions of the Company, including the Food Service, International Sales and Retail Sales divisions. Mr. Morini received a B.S. in Economics from Slippery Rock University in 1978. Christopher Morini's brother, Angelo S. Morini, is the Chairman of the Board, Chief Executive Officer and President of the Company.

John Jackson, has been Vice President of Sales for the Company since 1993. From 1985 through 1992, Mr. Jackson was Director of Sales for H.J. Heinz Company. Mr. Jackson received his B.S. in Business Administration and Accounting from Mars Hill College in 1980.

Douglas A. Walsh, D.O., has been a director of the Company since January 1992. Dr. Walsh has been a practicing physician since 1970, specializing in Family Practice and Sports Medicine. From 1984 to present, he has been affiliated with Family Doctors, a four-physician group located in Tampa, Florida. From 1971 to 1984, he was the Health Commissioner for Mahoning County, Ohio, and from 1983 to 1985, he was the Clinic Commander for the U.S. Air Force 911 Tac Clinic in Pittsburgh, Pennsylvania. From 1985 to 1988, he was a flight surgeon at Patrick Air Force Base, Cocoa Beach, Florida. Dr. Walsh's teaching appointments include Associate Professor of Family Practice (Clinical) at Ohio University and Clinical Preceptor at the University of Health Sciences, Kansas City, Missouri. Dr. Walsh received a B.S. degree in Microbiology from the University of Houston, Houston, Texas, in 1965, and a D.O. degree from the University of Health Sciences, Kansas City, Missouri, in 1970. Dr. Walsh also serves as a team physician for the Pittsburgh Pirates organization.

Marshall K. Luther was elected to the Board of Directors on January 31, 1996. From 1993 to 1995, Mr. Luther served as Senior Vice President, Marketing of Tropicana Products, Inc. and from 1975 to 1992, he served in various marketing positions for General Mills International Restaurants. Mr. Luther received his B.S. in Engineering from Brown University in 1974 and his M.B.A. in Marketing from the Wharton Graduate School of Business in 1976.

Joseph Juliano was elected to the Board of Directors on June 16, 1999. From 1973 to 1988, Mr. Juliano served in various management positions for Pepsi-Cola Company. In 1988, Mr. Juliano managed Pepsi Cola Company Bottling Operations where he achieved record sales and profits during his three-year tenure in this position. From 1991 to 1998, he served as Vice President of Prestige, Sports and Gaming for Pepsi Cola North America. In 1998, he was promoted to Vice President of Entertainment Sales, with expanded domestic and international account responsibilities encompassing movie theaters, theme parks, sports venues, theme restaurants, hotels, and casinos. Mr. Juliano received his Masters in Business Administration from St. John's University in New York City.


SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Based solely upon the Company's review of Forms 4 which were not filed on a timely basis, but furnished to the Company by Angelo Morini, Christopher Morini, and John Jackson each an executive officer of the Company, and Marshall
K. Luther, a director of the Company, with respect to the fiscal year ended March 31, 2000, each of such individuals failed to file reports on a timely basis. Angelo Morini's delinquent report related to two transactions in which he acquired 10,400 shares of Common Stock. The delinquent report of Christopher Morini related to a single transaction in which he acquired 1,900 shares of Common Stock and the delinquent report of John Jackson related to three transactions in which he acquired a total of 5,400 shares of common stock. The delinquent report of Mr. Luther related to his acquisition of 2,095 shares of Common Stock. Based solely upon the Company's review of a Form 3 which was not filed on a timely basis, but furnished to the Company by Keith Ewing, an executive officer of the Company, with respect to the fiscal year ended March 31, 2000, Mr. Ewing did not file a Form 3 to report an initial grant of 25,000 options to acquire Common Stock and two transactions in which he acquired a total of 1,200 shares of Common Stock.


ITEM 11. EXECUTIVE COMPENSATION.

All figures set forth in this Item 11 related to the number of shares of the Company's common stock or prices or values thereof are adjusted to reflect the one-for-seven reverse stock split which was effected on February 11, 1999.

The following table sets forth the compensation of the Company's Chief Executive Officer for the fiscal years ended March 31, 2000, 1999 and 1998, and of two Vice Presidents of the Company for the fiscal year ended March 31, 2000 (no other executive officer of the Company was compensated in an amount in excess of $100,000 for any such other fiscal years):


                  SUMMARY COMPENSATION TABLE


                                                                                 Long Term Compensation
                                  Annual Compensation                            Awards        Payouts
(a)                        (b)         (c)           (d)         (e)             (f)           (g)            (h)        (i)
                                                                 Other                         Securities
                                                                 Annual          Restricted    Under-                    All Other
Name and                                                         Compen-         Stock         lying          LTIP       Compen-
Principal                  Fiscal      Salary       Bonus        sation          Award(s)      Options/       Payouts    sation
Position                   Year        ($)          ($)          ($)             ($)           SARs (#)       ($)        ($)(13)
--------                   -----       ------       -----        --------        ---           --------       ---        -------

ANGELO S. MORINI            2000       300,000      125,000      20,526(2)       --            1,357,000      --         2,700
Chairman of the             1999       250,000           --      20,128(3)       --                   --      --         2,700
Board of Directors,         1998       250,000           --      19,132(4)       --              142,858      --         2,700
President, and Chief
Executive Officer(1)

CHRISTOPHER MORINI          2000       126,250       25,000       7,753(6)       --                   --      --         2,700
Vice President of           1999       125,000       10,000       7,753(7)       --               14,286      --         2,700
Marketing(5)                1998        95,000       10,000       7,753(8)       --                   --      --         2,700

JOHN JACKSON                2000       113,750       45,838      10,117(10)      --                   --      --            --
Vice President of           1999       110,000           --      10,117(11)      --               14,286      --            --
Sales(9)                    1998        85,000           --      10,117(12)      --                   --      --            --

----------
(1) On June 17, 1999, the Company's Board of Directors approved to rescind the existing employment agreement with the Company's President and Chief Executive Officer, Mr. Angelo S. Morini, and to enter into new employment agreement with him. The new agreement includes a one-time grant of stock options to acquire 1,357,000 shares of Common Stock at an exercise price of $3.31 per share. Under the new agreement, the Company forgave all outstanding interest, approximately $3,000,000, on two promissory notes executed by Mr. Morini in favor of the Company in connection with the exercise of certain purchase rights and options previously granted by the Company to Mr. Morini. The new agreement also provides for a salary increase to $300,000 and decreases the annual bonus to a sliding scale of pre-tax income, beginning with the fiscal year ending March 31, 2000, and has a rolling five-year term. In conjunction with the entry into the new agreement, the Company agreed to a consolidation of Mr. Morini's two existing promissory notes in favor of the Company into a single note payable in the amount of $12,772,200, which is the current outstanding balance of the obligation. This new note is non-interest bearing, non-recourse to Mr. Morini, and is secured by 2,914,286 shares of the Company's Common Stock beneficially owned by Mr. Morini.

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

(5) Angelo S. Morini's brother, Christopher Morini, works for the Company as Vice President of Marketing. In February of 1983, Christopher Morini was appointed as Vice President of Marketing. Mr. Morini's employment agreement provides for $126,250 base salary. The agreement also provides for an automobile lease with insurance, which together shall not exceed $1100 per month. Mr. Morini will also be entitled to a bonus that shall not exceed 40% of his base salary based on certain personal and Company goals as established by the Company's Chief Executive Officer.

(6) For the fiscal year ended March 31, 2000, the Company paid $6,553 in lease payments for Mr. C. Morini's automobile, plus $100 per month for automobile insurance.

(7) For the fiscal year ended March 31, 1999, the Company paid $6,553 in lease payments for Mr. C. Morini's automobile, plus $100 per month for automobile insurance.

(8) For the fiscal year ended March 31, 1998, the Company paid $6,553 in lease payments for Mr. C. Morini's automobile, plus $100 per month for automobile insurance.

(9) In August of 1993, John Jackson was appointed as Vice President of Sales. Mr. Jackson's employment agreement provides for $113,750 base salary. The agreement also provides for an automobile lease with insurance, which together shall not exceed $850 per month. Mr. Jackson will also be entitled to a bonus that shall not exceed 40% of his base salary based on certain personal and Company goals as established by the Company's Chief Executive Officer.

(10) For the fiscal year ended March 31, 2000, the Company paid $8,917 in lease payments for Mr. Jackson's automobile, plus $100 per month for automobile insurance.

(11) For the fiscal year ended March 31, 19990, the Company paid $8,917 in lease payments for Mr. Jackson's automobile, plus $100 per month for automobile insurance.

(12) For the fiscal year ended March 31, 1998, the Company paid $8,917 in lease payments for Mr. Jackson's automobile, plus $100 per month for automobile insurance.

(13) "All Other Compensation" represents the health insurance premiums paid on behalf of the indicated employees by the Company.

Each non-employee director who served on the Board of Directors during the last fiscal year received a fee of $500 plus expenses for his services. One director received consulting fees totaling $36,000 during the 2000 fiscal year.

The following table sets forth information concerning each grant of stock options and free standing stock appreciation rights during the fiscal year ended March 31, 2000 by each of the executive officers named in the Summary of Compensation Table above.


                               OPTIONS/SAR GRANTS
                    FOR THE FISCAL YEAR ENDED MARCH 31, 2000


                                                Option/SAR Grants in Last Fiscal Year
----------------------------------------------------------------------------------------------------------------------------------
                                                                                       Potential
                                                                                       Realized Value at
                                                                                       Assumed Annual                 Alternative
                                                                                       Rates of Stock Price          to (f) & (g):
                                                                                       Appreciation                    Grant Date
                      Individual Grants                                                for Option Term                  Value
----------------------------------------------------------------------------------------------------------------------------------

(a)                   (b)              (c)               (d)             (e)                (f)            (g)           (f)
                      Number of        % of
                      Securities       Total
                      Under-           Options/
                      lying            SARS
                      Options/         Granted to        Exercise                                                        Grant
                      SARs             Employees         or Base                                                         Date
                      Granted          in Fiscal         Price           Expiration                                      Present
Name                  (#)              Year              ($/Sh)          Date               5%($)          10%($)        Value
----------------      ---------        ----------        --------        ----------    -----------------   ------    -------------

ANGELO S. MORINI      1,357,000          99.03%           $ 3.31          06/15/09


KEITH EWING               8,333           0.61%           $ 3.75          02/08/10


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

                              OPTION/SAR EXERCISES
                    FOR THE FISCAL YEAR ENDED MARCH 31, 2000

  AGGREGATED OPTIONS/SAR EXERCISES AND FISCAL YEAR-END OPTION/SAR VALUE TABLE



(a)                (b)                   (c)                       (d)                   (e)
                                                                   Number of
                                                                   Securities            Value of
                                                                   Underlying            Unexercised
                                                                   Unexercised           In-the-Money
                                                                   Options/SARs at       Options/SARs at
                                                                   FY-End (#)            FY-End (#)

                   Shares Acquired                                 Exercisable/          Exercisable/
Name               on Exercise (#)       Value Realized ($)        Unexercisable         Unexercisable(1)
----               ---------------       ------------------        -------------         ----------------

ANGELO S. MORINI          --                     --                  1,520,072/0          519,500/0

CHRISTOPHER MORINI        --                     --                     22,857/0           11,985/0

JOHN JACKSON              --                     --                     21,429/0           11,715/0


(1) The value of the unexercised shares as of March 31, 2000 is based on the closing sales price of the Company's Common Stock of $3.69


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



EMPLOYMENT AGREEMENT OF CHIEF FINANCIAL OFFICER

In February 2000, Keith A. Ewing was appointed Chief Financial Officer of the Company. Mr. Ewing's employment agreement provides for $125,000 base salary. The agreement also provides for an automobile lease with insurance, which together shall not exceed $800 per month. In addition, the Company provides a club membership at a cost not to exceed $200 per month. Mr.

Ewing will also be entitled to a bonus that shall not exceed 60% of his base salary based upon the satisfaction of certain performance criteria. The agreement grants Mr. Ewing stock options to acquire 25,000 shares of Common Stock at an exercise price of $3.75. One third of such options were immediately vested and exercisable upon grant, one third of such options shall vest on the first anniversary of the date of grant, and the final one third of such options shall vest on the second anniversary of the date of grant, subject to Mr. Ewing's continued employment with the Company through the vesting period. The options shall vest immediately in the event the Company is sold. The agreement provides for a severance payment of three-months salary whether termination is with or without cause.

EMPLOYMENT AGREEMENTS OF THE VICE PRESIDENTS

Angelo S. Morini's brother, Christopher Morini, works for the Company as Vice President of Marketing. In February of 1983, Christopher Morini was appointed as Vice President of Marketing. Mr. Morini's employment agreement provides for $126,250 base salary. The agreement also provides for an automobile lease with insurance, which together shall not exceed $1100 per month. Mr. Morini will also be entitled to a bonus that shall not exceed 40% of his base salary based on certain personal and Company goals as established by the Company's Chief Executive Officer.

In August of 1993, John Jackson was appointed as Vice President of Sales. Mr. Jackson's employment agreement provides for $113,750 base salary. The agreement also provides for an automobile lease with insurance, which together shall not exceed $850 per month. Mr. Jackson will also be entitled to a bonus that shall not exceed 40% of his base salary based on certain personal and Company goals as established by the Company's Chief Executive Officer.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

All figures set forth in this Item 12 related to the number of shares of the Company's common stock or prices or values thereof are adjusted to reflect the one-for-seven reverse stock split which was effective on February 11, 1999.


BENEFICIAL OWNERS OF MORE THAN 5% OF THE COMPANY'S COMMON STOCK

The following table sets forth, to the knowledge of management, each person or entity who is the beneficial owner of more than 5% of the outstanding shares of the Company's Common Stock outstanding as of October 12, 2000 (assuming all of the outstanding rights, options, and warrants of the Company's Common Stock currently outstanding and exercisable are, in fact, exercised), the number of shares owned by each such person and the percentage of the outstanding shares represented thereby.

                                        AMOUNT AND
  NAME AND ADDRESS                       NATURE OF                   PERCENT OF
OF BENEFICIAL OWNER               BENEFICIAL OWNERSHIP(1)             CLASS(2)
--------------------------------------------------------------------------------

Angelo S. Morini
2441 Viscount Row
Orlando, Florida 32809                 4,952,743 (3)                   42.2%

Cede & Co.
Box #20
Bowling Green Station
New York, New York                     5,250,692 (4)                   44.7%

FINOVA Mezzanine Capital Inc.
500 Church St., Ste. 200
Nashville, Tennessee 37219               915,000 (5)                    7.8%

Fred DeLuca
325 Bic Drive
Milford, Connecticut 06460               500,000 (6)                    4.2%

----------

(1) The inclusion herein of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of these shares.

(2) The total number of shares outstanding assuming the exercise of all currently exercisable and vested options and warrants held by all executive officers, current directors, and holders of 5% or more of the Company's issued and outstanding Common Stock is 11,736,266 shares. Does not assume the exercise of any other options or warrants.

(3) Includes options to acquire 1,520,072 shares of the Company's Common Stock. All of Mr. Morini's options currently are exercisable at $3.31 to $5.25 per share. The original exercise prices of 20,215 of the options ranged from $17.50 per share to $25.03 per share. The exercise prices of these options were reduced by the Board of Directors to $3.50 per share on August 31, 1993. Options expire as to 7,143 shares and 13,072 shares on December 4, 2002, as to 142,857 on July 1, 2007, and as to 1,357,000 shares on June 15,
    2009. Also includes 715 shares owned by Mr. Morini that are held in a nominee name and 286 shares held in joint tenancy. With the exception of the options and the shares held in a nominee name, all of Mr. Morini's shares are held by Morini Investments Limited Partnership, a Delaware limited liability partnership, of which Angelo Morini is the Limited Partner and Morini Investments LLC is the General Partner. Mr. Morini is the sole member of Morini Investments LLC.

(4) Cede & Co. is a share depository used by shareholders to hold stock in street name. Does not include 715 shares beneficially owned by Angelo S. Morini and held by Cede & Co. in street name.

(5) FINOVA Mezzanine Capital Inc. ("FINOVA") holds a warrant to acquire 915,000 shares of the Company's Common Stock pursuant to a Stock Purchase Warrant issued on September 30, 1999 in connection with FINOVA's loan to the Company in the amount of $4,000,000. The warrant provides that in the event that any portion of the indebtedness owed FINOVA is outstanding on the following dates the number of shares subject to the warrant will be increased to a total of the corresponding number: (i) September 30, 2002, 1,015,000 shares; (ii) September 30, 2003,

    1,115,000 shares; and (iii) September 30, 2004, 1,215,000 shares. The exercise price per share for the shares underlying the warrant is equal to $3.41 which represents 80% of the average closing bid price of the Company's Common Stock for the 20 consecutive trading days immediately preceding September 30, 1999. The warrant is subject to repricing. The warrant is currently exercisable by FINOVA in whole or in part.

(6) Mr. Fred DeLuca acquired 357,143 shares from the Company on October 8, 1998 at a price of $2.625 per share. In addition, on October 8, 1998, Mr. DeLuca was issued a warrant to acquire an aggregate of 357,143 shares of the Company's Common Stock pursuant to a Common Stock Purchase Warrant. The exercise price per share for the shares underlying the warrant is equal to $2.625. As of October 12, 2000, 142,857 shares underlying the warrant are exercisable. The remainder of the shares underlying the warrant are exercisable as follows: (i) 71,429 shares vest on October 8, 2001; (ii) 71,429 shares vest on October 8, 2002; and (iii) 71,428 shares vest on October 8, 2003.


SHARE OWNERSHIP OF OFFICERS AND DIRECTORS

The following table sets forth, as of October 12, 2000, the number of shares owned directly, indirectly and beneficially by each executive officer and each director and director-nominee of the Company, and by all executive officers and directors as a group:


                                       AMOUNT AND
NAME AND ADDRESS                       NATURE OF                      PERCENT OF
OF BENEFICIAL OWNER             BENEFICIAL OWNERSHIP(1)                CLASS(2)
-------------------             -----------------------               ---------

Angelo S. Morini
Galaxy Foods Company
2441 Viscount Row
Orlando, Florida 32809               4,952,743(3)                       42.2%

Douglas A. Walsh
607 Tamiami Trail
Ruskin, Florida 33570                    4,097(4)                         *

Marshall K. Luther
Galaxy Foods Company
2441 Viscount Row
Orlando, Florida 32809                  12,715(5)                         *

Joseph Juliano
Galaxy Foods Company
2441 Viscount Row
Orlando, Florida 32809                  40,500(6)                         *

Keith A. Ewing
Galaxy Foods Company
2441 Viscount Row
Orlando, Florida 32809                   9,533(7)                         *

Christopher Morini
Galaxy Foods Company
2441 Viscount Row
Orlando, Florida 32809                  24,757(8)                         *

John Jackson
Galaxy Foods Company
2441 Viscount Row
Orlando, Florida 32809                  26,229(9)                         *

All executive officers and
directors as a group                 5,070,002                          43.2%
                                     =========                          ====

----------
* Less than 1%.

(1) The inclusion herein of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of these shares.

(2) The total number of shares outstanding assuming the exercise of all currently exercisable and vested options and warrants held by all executive officers, directors, and holders of 5% or more of the Company's issued and outstanding Common Stock is 11,736,266 shares. Does not assume the exercise of any other options or warrants.

(3) Includes options to acquire 1,520,072 shares of the Company's Common Stock. All of Mr. Morini's options currently are exercisable at $3.31 to $5.25 per share. The original exercise prices of 20,215 of the options ranged from $17.50 per share to $25.03 per share. The exercise prices of these options were reduced by the Board of Directors to $3.50 per share on August 31, 1993. Options expire as to 7,143 shares and 13,072 shares on December 4, 2002, as to 142,857 on July 1, 2007, and as to 1,357,000 shares on June 15,
    2009. Also includes 715 shares owned by Mr. Morini that are held in a nominee name and 286 shares held in joint tenancy. With the exception of the options and the shares held in a nominee name, all of Mr. Morini's shares are held by Morini Investments Limited Partnership, a Delaware limited liability partnership, of which Angelo Morini is the Limited Partner and Morini Investments LLC is the General Partner. Mr. Morini is the sole member of Morini Investments LLC.

4) Dr. Walsh, a current member of the Board of Directors, was granted an option to acquire 2,143 shares of Common Stock on January 31, 1992 for an exercise price of $21.00 per share. This option expires on January 31, 2002. The closing bid price of the Company's Common Stock as quoted on the NASDAQ System on January 30, 1992 was $17.50 per share. Dr. Walsh was granted an additional option on October 1, 1992 to acquire 238 shares of Common Stock at an exercise price of $20.13 per share. This option expires on October 1, 2002. The closing bid price of the Company's Common Stock as quoted on the NASDAQ System on September 30, 1992 was $18.38 per share. The exercise price of all of Dr. Walsh's then existing options was reduced to $14.00 per share on January 31, 1994. The closing bid price of the Company's Common Stock as quoted on the NASDAQ System on January 28, 1994 was $32.38 per share. On October 1, 1994, Dr. Walsh was granted an option to acquire 143 shares at an exercise price of $19.25 per share. The closing bid price of the Company's Common Stock as quoted on the NASDAQ System on September 30, 1994, was $20.13 per share. This option expires on October 1, 2004. On October 1, 1995, Dr. Walsh was granted an option to acquire 143 shares at an exercise price of $4.13 per share. The closing bid price of the Company's Common Stock as quoted on the NASDAQ System on September 29, 1995, was $4.16 per share. This option expires on October 1, 2005. On October 1, 1996, Dr. Walsh was granted an option to acquire 286 shares at an exercise price of $10.29 per share which expire on

    October 1, 2006. The closing bid price of the Company's Common Stock as quoted on the NASDAQ System on September 30, 1996 was $10.50 per share. On October 1, 1997, he was granted an option to acquire 286 shares at an exercise price of $8.31 per share which expire on October 1, 2007. The closing bid price of the Company's Common Stock as quoted on the NASDAQ system on September 30, 1997 was $8.31 per share. On October 1, 1998, he was granted an option to acquire 286 shares at an exercise price of $3.06 per share which expire on October 1, 2008. The closing bid price of the Company's Common Stock as quoted on the NASDAQ system on September 30, 1998 was $3.06 per share. On October 1, 1999, he was granted an option to acquire 286 shares at an exercise price of $4.13 per share which expire on October 1, 2009. The closing bid price of the Company's Common Stock as quoted on the NASDAQ system on September 30, 1999 was $4.13 per share. On October 1, 2000, he was granted an option to acquire 286 shares at an exercise price of $4.44 per share which expire on October 1, 2010. The closing bid price of the Company's Common Stock as quoted on the American Stock Exchange on September 30, 2000 was $4.44. All of Dr. Walsh's options currently are exercisable.

(5) Mr. Luther, a current member of the Company's Board of Directors, holds warrants to acquire 7143 shares of Common Stock at a price of $4.48 per share which expire on August 28, 2005. These warrants were granted as compensation for work per the terms of Mr. Luther's former agreement with the Company to serve as Senior Vice President of Marketing for a term of one year. In addition, Mr. Luther was granted options to acquire 2,143 shares of the Company's Common Stock on January 31, 1996, for an exercise price of $5.69 per share, which option expires on January 31, 2006. On October 1, 1996, Mr. Luther was granted an option to acquire 190 shares at an exercise price of $10.29 per share which expire on October 1, 2006. The closing bid price of the Company's Common Stock as quoted on the NASDAQ System on September 30, 1996 was $10.50 per share. On October 1, 1997, he was granted an option to acquire 286 shares at an exercise price of $8.31 per share which expire on October 1, 2007. The closing bid price of the Company's Common Stock as quoted on the NASDAQ system on September 30, 1997 was $8.31 per share. On October 1, 1998, he was granted an option to acquire 286 shares at an exercise price of $3.06 per share which expire on October 1, 2008. The closing bid price of the Company's Common Stock as quoted on the NASDAQ system on September 30, 1998 was $3.06 per share. On October 1, 1999, he was granted an option to acquire 286 shares at an exercise price of $4.13 per share which expire on October 1, 2009. The closing bid price of the Company's Common Stock as quoted on the NASDAQ system on September 30, 1999 was $4.13 per share. On October 1, 2000, he was granted an option to acquire 286 shares at an exercise price of $4.44 per share which expire on October 1, 2010. The closing bid price of the Company's Common Stock as quoted on the American Stock Exchange on September 30, 2000 was $4.44. All of Mr. Luther's options currently are exercisable.

(6) Mr. Juliano, a current member of the Company's Board of Directors, is the beneficial owner of 33,571 shares of Common Stock issuable upon the exercise of warrants held by JCII Corporation, of which Catherine Juliano, Mr. Juliano's wife, is the sole shareholder. The exercise price of the warrants is $4.81 per share and they expire on January 31, 2006. These warrants were granted as compensation for JCII Corporation's introductions of key accounts to the Company. Mr. Juliano also beneficially owns 6,571 shares of Common Stock, held of record by JCII Corporation. Mr. Juliano was granted on October 1, 1999, options to acquire 72 shares at an exercise price of $4.13 per share which expire on October 1, 2009. The closing bid price of the Company's Common Stock as quoted on the NASDAQ system on September 30, 1999 was $4.13 per share. On October 1, 2000, he was granted an option to acquire 286 shares at an exercise price of $4.44 per share which expire on October 1, 2010. The closing bid price of the Company's Common Stock as quoted on the American Stock Exchange on September 30, 2000 was $4.44. All of JCII Corporation's and Mr. Juliano's options and warrants currently are exercisable.

(7) Includes options to acquire 25,000 shares of the Company's Common Stock which were granted to Mr. Ewing in fiscal 2000 pursuant to his employment agreement. Such options are exercisable at $3.75 per share and expire on February 10, 2010. One third of the options are exercisable as of

    February 8, 2000, one third of the options are exercisable on February 8, 2001, and the final one-third of the options are exercisable on February 8, 2002.

(8) Includes options to acquire 22,857 shares of the Company's Common Stock. All of Mr. Morini's options currently are exercisable at $2.87 to $8.47 per share. Options expire as to 7,143 shares on May 16, 2006, as to 714 on October 1, 2001, as to 714 on August 31, 2003 and as to 14,286 shares on September 24, 2008.

(9) Includes options to acquire 21,429 shares of the Company's Common Stock. All of Mr. Jackson's options currently are exercisable at $2.87 to $8.47 per share. Options expire as to 7,143 shares on May 16, 2006 and as to 14,286 shares on September 24, 2008.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

All figures set forth in this Item 13 related to the number of shares of the Company's common stock or prices or values thereof are adjusted to reflect the one-for-seven reverse stock split, which was effective on February 11, 1999.

On June 17, 1999, the Company's Board of Directors approved to rescind the existing employment agreement with the Company's President and Chief Executive Officer, Mr. Angelo S. Morini, and to enter into new employment agreement with him. The new agreement eliminates the performance based option arrangement and allows for a one- time grant of stock options to acquire 1,357,000 shares of Common Stock at an exercise price of $3.31 per share. The new agreement also provides for a salary increase to $300,000 and decreases the annual bonus to a sliding scale of pre-tax income, beginning with the fiscal year ending March 31, 2000, and has a rolling five-year term.

In conjunction with the entry into the new agreement, the Company forgave interest of approximately $3,000,000, on two existing notes executed by Mr. Morini in favor of the Company. The two notes were consolidated into a single note payable in the amount of $12,772,200, which is the current outstanding balance of the obligation. This new note is non-interest bearing and non-recourse to Mr. Morini, and is secured by 2,914,286 shares of the Company's Common Stock beneficially owned by Mr. Morini. Mr. Morini has drawn $130,835 in advances which will be charged against future bonuses under the new employment agreement.

Angelo S. Morini's brother, Christopher Morini, works for the Company as Vice President of Marketing. Angelo S. Morini's wife, Julie Morini, is employed by the Company in the marketing and public relations departments. Mr. Morini's brother-in-law, Robert Peterson, is employed by the Company as a sales representative.

During each of the fiscal years ended March 31, 2000 and 1999, Joseph Juliano, a director of the Company, was paid $36,000 in return for developing and maintaining business relationships with prospective and existing customers and suppliers on behalf of the Company. Commencing April 1, 2000, Mr. Juliano will receive $5,000 per month for the above-described services.

In February 2000, Keith A. Ewing was appointed Chief Financial Officer of the Company. Mr. Ewing's employment agreement provides for $125,000 base salary. The agreement also provides for an automobile lease with insurance, which together shall not exceed $800 per month. In addition, the Company provides a club membership at a cost not to exceed $200 per month. Mr. Ewing will also be entitled to a bonus that shall not exceed 60% of his base salary based upon the satisfaction of certain performance criteria. The agreement grants Mr. Ewing stock options to acquire 25,000 shares of Common Stock at an exercise price of $3.75. One third of such options were immediately vested and exercisable upon grant, one third of such options shall vest on the first anniversary of the date of grant, and the final one third of such options shall vest on the second anniversary of the date of grant, subject to Mr. Ewing's continued employment with the Company through the vesting period. The options shall vest immediately in the event the Company is sold. The agreement provides for a severance payment of three-months salary whether termination is with or without cause.

Angelo S. Morini's brother, Christopher Morini, works for the Company as Vice President of Marketing. In February of 1983, Christopher Morini was appointed as Vice President of Marketing. Mr. Morini's employment agreement provides for $126,250 base salary. The agreement also provides for an automobile lease with insurance, which together shall not exceed $1100 per month. Mr. Morini will also be entitled to a bonus that shall not exceed 40% of his base salary based on certain personal and Company goals as established by the Company's Chief Executive Officer.

In August of 1993, John Jackson was appointed as Vice President of Sales. Mr. Jackson's employment agreement provides for $113,750 base salary. The agreement also provides for an automobile lease with insurance, which together shall not exceed $850 per month. Mr. Jackson will also be entitled to a bonus that shall not exceed 40% of his base salary based on certain personal and Company goals as established by the Company's Chief Executive Officer.

On September 30, 1999, FINOVA extended the Company a $4,000,000 million subordinated loan to finance working capital and capital improvement needs of the Company. Amounts outstanding under the loan are collateralized by a subordinated lien on substantially all assets of the Company. The loan bears interest at the rate of 13.5% per annum, and is due and payable in full on September 30, 2004. In consideration of the loan, the Company issued FINOVA a warrant to purchase up to 915,000 shares of the Company's Common Stock at an exercise price of $3.41 per share which is 80% of the average closing bid price of the Company's Common Stock for the 20 consecutive days immediately preceding September 30, 1999. Additionally, an affiliate of FINOVA, FINOVA Capital Corporation, is the Company's primary lender under a credit facility in the maximum principal amount of $13,000,000, of which approximately $8,200,000 is outstanding. The credit facility is secured by a lien on the Company's accounts receivable and inventory.

                                    PART IV

ITEM 14. EXHIBITS AND REPORTS ON FORM 8-K.

The following Exhibits are filed as part of this Form 10-K.

EXHIBIT NO.   EXHIBIT DESCRIPTION
-----------   -------------------

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

*10.1 Second Amendment to the Security Agreement with Finova Capital Corporation dated June 1998 (Filed as Exhibit 10.1 on Form 10-K for fiscal year ended March 31, 1999, and incorporated herein by reference.)

*10.2 Third Amendment to the Security Agreement with Finova Capital Corporation dated December 1998 (Filed as Exhibit 10.2 on Form 10-K for fiscal year ended March 31, 1999, and incorporated herein by reference.)

*10.2 Third Amendment to the Security Agreement with Finova Capital Corporation (Filed as Exhibit 10.1 on Form 10-K for fiscal year ended March 31, 1999, and incorporated herein by reference.) 8

*10.3 Term Loan Agreement with Southtrust Bank dated March 2000 (Filed as Exhibit 10.3 on Form 10-K/A for fiscal year ended March 31, 2000, and incorporated herein by reference.)

*10.4         Cabot Industrial Properties L.P. Lease dated July 1999 (Filed as
              Exhibit 10.4 on Form 10-K/A for fiscal year ended March 31, 2000, and incorporated herein by reference.)

*27 Financial Data Schedule (Filed as Exhibit 27 on Form 10-K/A for fiscal year ended March 31, 2000, and incorporated herein by reference.)

----------
* Previously filed



REPORTS ON FORM 8-K

         No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               GALAXY FOODS COMPANY



Date: June 27, 2000            /s/ Angelo S. Morini
                               ------------------------------------------------
                                   Angelo S. Morini
                                   Chairman and President
                                   (Principal Executive Officer)



Date: June 27, 2000            /s/ Keith A. Ewing
                               ------------------------------------------------
                                   Keith A. Ewing
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)


Date: June 27, 2000            /s/ Douglas Walsh
                               ------------------------------------------------
                                   Douglas Walsh, M.D.
                                   Director


Date: June 27, 2000            /s/ Marshall Luther
                               ------------------------------------------------
                                   Marshall Luther
                                   Director


Date: June 27, 2000            /s/ Joseph Juliano
                               ------------------------------------------------
                                   Joseph Juliano
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

*10.1 Second Amendment to the Security Agreement with Finova Capital Corporation (Filed as Exhibit 10.1 on Form 10-K for fiscal year ended March 31, 1999, and incorporated herein by reference.)

*10.2 Third Amendment to the Security Agreement with Finova Capital Corporation (Filed as Exhibit 10.1 on Form 10-K for fiscal year ended March 31, 1999, and incorporated herein by reference.)

*10.3 Term Loan Agreement with Southtrust Bank dated March 2000 (Filed as Exhibit 10.3 on Form 10-K/A for fiscal year ended March 31, 2000, and incorporated herein by reference.)

*10.4 Cabot Industrial Properties L.P. Lease dated July 1999 (Filed as Exhibit 10.4 on Form 10-K/A for fiscal year ended March 31, 2000, and incorporated herein by reference.)

*27 Financial Data Schedule (Filed as Exhibit 27 on Form 10-K/A for fiscal year ended March 31, 2000, and incorporated herein by reference.)

----------
* Previously filed