Form 10-Q
period 2000-12-31
GALAXY FOODS CO
filed 2001-02-14
CIK 819527

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2000



                         ------------------------------
                         COMMISSION FILE NUMBER 0-16251


                         GALAXY NUTRITIONAL FOODS, INC.
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

                                  YES X    NO ____


         On February 1, 2001, there were 10,011,947_shares of Common Stock $.01 par value per share, outstanding.

                         GALAXY NUTRITIONAL FOODS, INC.

                               INDEX TO FORM 10-Q
                       FOR QUARTER ENDED DECEMBER 31, 2000


                                                                                                          PAGE NO.
                                                                                                          --------
PART I.        FINANCIAL INFORMATION

     ITEM 1.   FINANCIAL STATEMENTS

         Balance Sheets                                                                                        3
         Statements of Operations                                                                              4
         Statements of Stockholders' Equity                                                                    5
         Statements of Cash Flows                                                                              6
         Notes to Financial Statements                                                                      7-10

     ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                               11-14

     ITEM 3.  QUANTITATIVE AND QUALITATIVE DATA CONCERNING MARKET RISK                                        15

     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                            15


PART II.       OTHER INFORMATION

     ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                                               16



SIGNATURES                                                                                                    17

                          PART I. FINANCIAL INFORMATION

                         GALAXY NUTRITIONAL FOODS, INC.
                                 BALANCE SHEETS


                                                               DECEMBER 31,         MARCH 31,
                                                                   2000               2000
                                                               ------------       ------------
                                                               (UNAUDITED)
ASSETS
CURRENT ASSETS:
      Cash and cash equivalents                                $        500       $        383
      Trade receivables, net of allowances of
          $675,000 and $175,000                                   7,596,408          7,456,936
      Inventories                                                12,002,890          9,022,948
      Other receivables                                             454,893            296,291
      Deferred tax asset                                            693,000            453,000
      Prepaid expenses                                            1,094,514          1,521,634
                                                               ------------       ------------
          Total current assets                                   21,842,205         18,751,192
                                                               ------------       ------------

PROPERTY & EQUIPMENT, NET                                        24,250,212         16,020,746
DEFERRED TAX ASSET                                                  867,000            867,000
OTHER ASSETS                                                        718,254            811,455
                                                               ------------       ------------
              TOTAL                                            $ 47,677,671       $ 36,450,393
                                                               ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
      Book overdrafts                                          $    883,444       $  1,694,753
      Line of credit                                              7,055,703          4,784,999
      Accounts payable - trade                                    6,778,141          5,016,556
      Accrued liabilities                                           161,502            167,334
      Current portion of term note payable                          787,050             78,705
      Current portion of obligations under capital leases            45,155             30,364
                                                               ------------       ------------
          Total current liabilities                              15,710,995         11,772,711

TERM NOTE PAYABLE,
      less current portion                                       10,679,318          3,914,201
SUBORDINATED NOTE PAYABLE                                         3,156,242          3,168,607
OBLIGATIONS UNDER CAPITAL LEASES,
      less current portion                                           30,232             69,829
                                                               ------------       ------------
          Total liabilities                                      29,576,787         18,925,348
                                                               ------------       ------------

COMMITMENTS AND CONTINGENCIES                                            --                 --

STOCKHOLDERS' EQUITY:
      Common stock                                                  100,118             91,845
      Additional paid-in capital                                 50,778,985         48,289,955
      Accumulated deficit                                       (19,885,558)       (18,084,555)
                                                               ------------       ------------
                                                                 30,993,545         30,297,245
      Less:  Notes receivable arising from the exercise
          of stock options and sale of common stock             (12,772,200)       (12,772,200)
      Less:  Treasury stock, 30,443 and 0, at cost                 (120,461)                --
                                                               ------------       ------------
          Total stockholders' equity                             18,100,884         17,525,045
                                                               ------------       ------------
              TOTAL                                            $ 47,677,671       $ 36,450,393
                                                               ============       ============

                 See accompanying notes to financial statements.

<

                         GALAXY NUTRITIONAL FOODS, INC.

                            STATEMENTS OF OPERATIONS


                                                       NINE MONTHS ENDED                    THREE MONTHS ENDED
                                                           DECEMBER 31,                        DECEMBER 31,
                                                     2000              1999               2000             1999
                                                 ------------      ------------      ------------      ------------
                                                 (Unaudited)        (Unaudited)       (Unaudited)      (Unaudited)
NET SALES                                        $ 34,729,293      $ 31,021,298      $ 11,258,310      $ 10,118,593

COST OF GOODS SOLD                                 22,402,602        19,062,299         7,461,741         5,952,992
                                                 ------------      ------------      ------------      ------------
    Gross margin                                   12,326,691        11,958,999         3,796,569         4,165,601
                                                 ------------      ------------      ------------      ------------

OPERATING EXPENSES:
    Selling                                         8,360,800         4,347,732         3,687,567         1,399,308
    Delivery                                        1,876,215         1,576,364           596,164           588,652
    General and administrative                      2,299,827         2,692,475           891,756           893,570
    Research and development                          195,395           167,250            71,084            71,935
                                                 ------------      ------------      ------------      ------------
        Total operating expenses                   12,732,237         8,783,821         5,246,571         2,953,465
                                                 ------------      ------------      ------------      ------------

INCOME (LOSS) FROM OPERATIONS                        (405,546)        3,175,178        (1,450,002)        1,212,136
                                                 ------------      ------------      ------------      ------------

OTHER INCOME (EXPENSE):
    Interest expense                                 (897,620)         (299,980)         (283,981)         (106,581)
    Other income (expense)                             48,592            (5,252)           33,604            (1,549)
                                                 ------------      ------------      ------------      ------------
        Total                                        (849,028)         (305,232)         (250,377)         (108,130)
                                                 ------------      ------------      ------------      ------------

INCOME (LOSS) BEFORE INCOME TAXES                $ (1,254,574)     $  2,869,946      $ (1,700,379)     $  1,104,006

INCOME TAX BENEFIT (EXPENSE)                          240,000           (60,000)             --             (30,000)
                                                 ------------      ------------      ------------      ------------

INCOME (LOSS) BEFORE CUMULATIVE
    EFFECT OF CHANGE IN
    ACCOUNTING POLICY                            $ (1,014,574)     $  2,809,946      $ (1,700,379)     $  1,074,006

CUMULATIVE EFFECT OF CHANGE IN
    ACCOUNTING POLICY                                (786,429)             --            (786,429)             --
                                                 ------------      ------------      ------------      ------------

NET INCOME (LOSS)                                $ (1,801,003)     $  2,809,946      $ (2,486,808)     $  1,074,006
                                                 ============      ============      ============      ============

BASIC NET EARNINGS (LOSS) PER COMMON SHARE
    INCOME (LOSS) BEFORE CUMULATIVE EFFECT
     OF CHANGE IN ACCOUNTING POLICY              $      (0.11)     $       0.31      $      (0.18)     $       0.12

    CUMULATIVE EFFECT OF CHANGE IN
     ACCOUNTING POLICY                                  (0.09)             --               (0.09)             --
                                                 ------------      ------------      ------------      ------------

NET INCOME (LOSS)                                $      (0.20)     $       0.31      $      (0.27)     $       0.12
                                                 ============      ============      ============      ============

DILUTED NET EARNINGS (LOSS) PER COMMON SHARE
    INCOME (LOSS) BEFORE CUMULATIVE EFFECT
     OF CHANGE IN ACCOUNTING POLICY              $      (0.11)     $       0.30      $      (0.18)     $       0.11
    CUMULATIVE EFFECT OF CHANGE IN
     ACCOUNTING POLICY                                  (0.09)             --               (0.09)             --
                                                 ------------      ------------      ------------      ------------
    NET INCOME (LOSS)                            $      (0.20)     $       0.30      $      (0.27)     $       0.11
                                                 ------------      ------------      ------------      ------------

                 See accompanying notes to financial statements

                         GALAXY NUTRITIONAL FOODS, INC.

                        STATEMENT OF STOCKHOLDERS' EQUITY


                                                     Additional                      Notes Receivable
                              Common Stock            Paid-In       Accumulated        for Common       Treasury
                          Shares       Par Value      Capital         Deficit             Stock           Stock          Total
                        ---------------------------------------------------------------------------------------------------------
Balance at March 31,
2000                     9,184,546     $ 91,845     $48,289,955     $(18,084,555)     $(12,772,200)     $    --      $ 17,525,045
Purchase of treasury
stock                         --           --              --               --                --         (120,461)       (120,461)
Issuance of common
stock under employee        12,401          123          44,851             --                --             --            44,974
stock purchase plan
Exercise of warrants,
net of costs               815,000        8,150       2,444,179             --                --             --         2,452,329
Net loss                        --           --              --       (1,801,003)             --             --        (1,801,003)
                        ---------------------------------------------------------------------------------------------------------

Balance at December
31, 2000 (unaudited)    10,011,947     $100,118     $50,778,985     $(19,885,558)     $(12,772,200)     $(120,461)   $ 18,100,884
                        =========================================================================================================

            See accompanying notes to condensed financial statements.

                         GALAXY NUTRITIONAL FOODS, INC.

                            STATEMENTS OF CASH FLOWS


                                                                        NINE MONTHS ENDED
                                                                          DECEMBER 31,
                                                                     2000               1999
                                                                 ------------       -----------
                                                                  (Unaudited)       (Unaudited)
CASH FLOWS USED IN OPERATING
   ACTIVITIES:
        Net Income (Loss)                                        $ (1,801,003)      $ 2,809,946
   ADJUSTMENTS TO RECONCILE NET INCOME (LOSS)
   TO NET CASH USED IN OPERATING ACTIVITIES:
        Depreciation expense                                        1,073,702           663,150
        Amortization of debt discount                                 118,035            39,345
        Cumulative effect of change in accounting policy              786,429              --
        Deferred tax benefit                                         (240,000)             --
        Amortization of consulting and director fee expense
          paid through issuance of common stock warrants              104,843            21,468
        Changes in operating assets and liabilities:
          Trade receivables                                          (139,472)       (2,761,161)
          Other receivables                                          (158,602)             --
          Inventories                                              (3,391,335)       (2,701,154)
          Prepaid expenses                                             52,082          (609,758)
          Accounts payable                                          1,761,585           550,585
          Accrued liabilities                                          (5,833)         (170,465)
                                                                 ------------       -----------
        NET CASH USED IN

        OPERATING ACTIVITIES                                       (1,839,569)       (2,158,044)
                                                                 ------------       -----------

CASH FLOWS USED IN INVESTING ACTIVITIES:

        Purchase and construction of property and equipment        (9,303,168)       (1,873,406)
        Increase in other assets                                      (11,639)         (354,454)
                                                                 ------------       -----------
        NET CASH USED IN INVESTING ACTIVITIES:                     (9,314,807)       (2,227,860)
                                                                 ------------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

        Net borrowings on line of credit                            2,270,704           940,344
        Book overdrafts                                              (811,309)          211,190
        Net proceeds from subordinated note payable                      --           3,870,732
        Net borrowings (payments) on note payable                   7,473,462          (288,000)
        Principal payments on capital lease obligations               (24,805)         (350,453)
        Proceeds from issuance of common stock                         44,974              --
        Purchase of treasury stock                                   (120,461)             --
        Proceeds from exercise of common stock warrants,
           net of costs                                             2,321,928             3,528
                                                                 ------------       -----------
        NET CASH PROVIDED BY FINANCING ACTIVITIES                  11,154,493         4,387,341
                                                                 ------------       -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                 117             1,436
CASH AND CASH EQUIVALENTS, BEGINNING
   OF PERIOD                                                              383               112
                                                                 ------------       -----------
CASH AND CASH EQUIVALENTS, END
   OF PERIOD                                                     $        500       $     1,548
                                                                 ============       ===========

            See accompanying notes to condensed financial statements.

                         GALAXY NUTRITIONAL FOODS, INC.

                          NOTES TO FINANCIAL STATEMENTS

(1)      MANAGEMENT REPRESENTATION

         In the opinion of Galaxy Nutritional Foods, Inc. (the "Company"), the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Company's financial position, results of operations and cash flows for the periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

         The financial statements should be read in conjunction with the audited financial statements and the related disclosures contained in the Company's Form 10-K/A for the year ended March 31, 2000, filed with the Securities and Exchange Commission.

(2)      PRIOR PERIOD RESTATEMENTS

         The results of operations for the three and nine months ended December 31, 1999 have been restated to reflect the fourth quarter adjustments made in fiscal 2000. These adjustments include $385,391 and $720,927 of labor, overhead and interest capitalized to construction in progress for the three and nine months ended December 31, 1999, respectively. In addition, during the three and nine months ended December 31, 1999, the Company recorded an additional $39,345 to interest expense for amortization of the debt discount related to warrants issued in connection with the subordinated note payable.

(3)      SEGMENT INFORMATION

         The Company does not identify separate operating segments for management reporting purposes. The results of operations are the basis on which management evaluates operations and makes business decisions.

(4)      INVENTORIES

         Inventories are summarized as follows:


                                                       DECEMBER 31,              MARCH 31,
                                                          2000                     2000
                                                       (unaudited)
         ---------------------------------------------------------------------------------
         Raw materials                                 $ 4,762,268             $ 4,005,324
         Finished goods                                  7,240,622               5,017,624
         ---------------------------------------------------------------------------------
            Total                                      $12,002,890             $ 9,022,948
         ---------------------------------------------------------------------------------

(5)      SUPPLEMENTAL CASH FLOW INFORMATION

         For purposes of the statement of cash flows, all highly liquid investments with a maturity date of three months or less are considered to be cash equivalents. Cash and cash equivalents include checking accounts, money market funds and certificates of deposits.


         For the nine months ended December 31,                                             2000                    1999
         ------------------------------------------------------------------------------------------------------------------
                                                                                         (unaudited)            (unaudited)
                  Cash paid for:
                        Interest                                                          $1,491,326               $580,498

                  Noncash investing and financing activities:
                     Original issue discount related to price guarantee on
                     Finova transaction                                                      945,400                   --
                     Issuance of Subordinated Note Payable related to price
                     Guarantee on Finova transaction                                         815,000                   --

                         GALAXY NUTRITIONAL FOODS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                   (CONTINUED)

(6)      EARNINGS PER SHARE

         The following is a reconciliation of basic net earnings per share to diluted net earnings per share for the three-month and nine-month periods ended December 31, 1999:


                                              Nine Months Ended        Three Months Ended
                                              December 31, 1999        December 31, 1999
                                                 (unaudited)              (unaudited)
Basic net earnings per share                            $0.31                    $0.12
                                                   ==========               ==========
Weighted average shares outstanding--basic          9,183,726                9,180,752
Potential shares exercisable under stock
  Option plans                                      1,176,702                1,629,035
Potential shares exercisable under warrant
  agreements                                          919,137                1,529,137
Less: Shares assumed repurchased under
  Treasury stock method                            (1,954,099)              (2,908,354)
Average shares outstanding--diluted                 9,325,466                9,430,570
                                                   ----------               ----------
Diluted earnings per share                              $0.30                    $0.11
                                                   ==========               ==========

         Potential common shares for the three and nine months ended December 31, 2000 were not presented as their effects were antidilutive. Weighted average shares for basic and diluted loss per share for the nine and three month periods ended December 31, 2000 were 9,185,734 and 9,211,102, respectively.

(7)      INCOME TAXES

         The Company recorded a deferred tax benefit of $240,000 for the nine months ended December 31, 2000, which reduced the Company's valuation allowance and states the deferred tax asset of $1,560,000 at December 31, 2000 at estimated net realizable value. The deferred tax asset represents mainly tax operating loss carry forwards incurred in prior years, which are expected to be realized in the future. Based upon an assessment of all available evidence, management believes that realization of the deferred tax asset is more likely than not. In the event that realization of the remaining deferred tax asset is considered more likely than not in the future, a portion of the related benefit will be allocated to the cumulative effect of the change in accounting policy.

(8)      COMMITMENTS AND CONTINGENCIES

         The Company has incurred costs totaling approximately $8 million on the current construction in progress project. The Company is expanding its manufacturing capacity by adding six new production lines. Costs to complete this project are estimated at $2,600,000 and the project is expected to be complete by March 2001.

                         GALAXY NUTRITIONAL FOODS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                   (CONTINUED)

(9)      CHANGE IN ACCOUNTING POLICY

         The Company changed its accounting policy in the third quarter of fiscal 2001 with regards to slotting fees and certain advertising costs. The effect of this accounting change is to adopt this policy as of the beginning of fiscal 2001 (April 1, 2000). Previously, slotting fees and certain advertising costs were capitalized and amortized over the shorter of the expected period of benefit or one year. The Company changed this accounting policy to expense these costs as incurred. This change was made because there has been a change in the expected period of benefit related to these costs. During fiscal 2001, the Company's slotting fees and advertising costs increased significantly in order for the Company to maintain current relationships with brokers and customers as opposed to generation and stimulation of future sales. As a result, the Company believes these expenses are more appropriately period expenses, rather than those that would benefit future periods, and should be expensed as incurred. The cumulative effect of this change in accounting policy was $786,429. Pro forma earnings per share amounts on previous quarters, assuming the new accounting policy was applied retroactively, are as follows:


                                                          Three Months Ended
                                                      9/30/00            6/30/00
                                                      ---------------------------
         Basic Earnings per Share:

               Net income - as reported               $0.08               $0.08
               Net income - pro forma                 $0.02               $0.06

         Diluted Earnings per Share:

               Net income - as reported               $0.07               $0.07
               Net income - pro forma                 $0.02               $0.06

(10)     SUBORDINATED NOTE PAYABLE AND WARRANTS

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

         On December 26, 2000, the subordinated note holder exercised their warrant to purchase 815,000 shares of common stock at a price of $3.41 per share. The Company received net proceeds of $2,452,329, after paying transaction costs of $326,822. In connection with this transaction, the Company agreed to reimburse the note holder for brokerage commission and other expenses incurred by the note holder for the sale of the 815,000 shares to the public. These costs and expenses were recorded as a reduction in the proceeds received from the exercise of the warrants. In addition, the Company agreed to guarantee the price at which the shares the note holder sold to the public at $4.41 per share. The actual price received by the note holder was $3.25 per share and the difference

                         GALAXY NUTRITIONAL FOODS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                   (CONTINUED)

         of $945,400 was recorded as a debt discount and is being amortized over the remaining term of the subordinated note. The consideration for the difference between the exercise price of $3.41 and the guaranteed price of $4.41 was $815,000 and was funded through the issuance of an additional subordinated term note which is due in December 2001.

                         GALAXY NUTRITIONAL FOODS, INC.

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

Galaxy Nutritional Foods, Inc. (the "Company") is principally engaged in the development, manufacturing and marketing of a variety of healthy cheese and dairy related products, as well as other cheese alternatives. These healthy cheese and dairy related products include low or no fat, low or no cholesterol and lactose-free varieties. These products are sold throughout the United States and internationally to customers in the retail, food service and industrial markets. The Company's headquarters, manufacturing and warehouse facilities are located in Orlando, Florida.

RESULTS OF OPERATIONS

NET SALES were $11,258,310 in the quarter ended December 31, 2000, compared to net sales of $10,118,593 for the quarter ended December 31, 1999, an increase of 11%. Net sales were $34,729,293 for the nine months ended December 31, 2000 as compared to $31,021,298 for the same period one year ago, an increase of 12%. The increase in sales has been a trend for the company over the last three fiscal years. The Company commenced targeted advertising campaigns for its flagship brand of Veggie products, including print, television and radio advertising in key markets across the country. This has resulted in an upward trend in sales volume for the Veggie line of products.

COST OF GOODS SOLD were $7,461,741 representing 66% of net sales for the quarter ended December 31, 2000, compared with $5,952,992 or 59% of net sales for the same period ended December 31, 1999. Cost of Goods Sold were $22,402,602 for the nine months ended December 31, 2000, representing 65% of net sales as compared to $19,062,299 or 61% of net sales for the nine months ended December 31, 1999. The increase in the cost of goods sold as a percentage of net sales was due to inefficiencies associated with the construction of the new equipment in the Company's main facility. Efficiencies are expected to return in the fourth quarter, when the construction project is complete.

SELLING expenses were $3,687,567 for the quarter ended December 31, 2000, compared with $1,399,308 for the same period ended December 31, 1999, an increase of 164%. For the nine months ended December 31, 2000, selling expenses were $8,360,800 as compared to $4,347,732 for the same period one year ago, an increase of 92%. The increase in expenses over the same period a year ago is mainly attributed to a significant increase in slotting fees and other advertising costs in the first three quarters of fiscal 2001 in order to maintain current relationships with brokers and customers. In addition. the Company changed its accounting policy, as more fully described below, in the third quarter of fiscal 2001, which was effective at the beginning of fiscal 2001 (April 1, 2000). The effects of this change for the quarters ended September 30, 2000, and June 30, 2000 were reductions to net income of $565,286 and $150,462, respectively. The increase in selling expenses also correlates to an increase in sales, as approximately 30% of selling expenses, such as brokerage commissions, are variable in nature and increase as sales increase.

DELIVERY expenses were $596,164 for the quarter ended December 31, 2000, compared with $588,652 for the same period ended December 31, 1999, a 1% increase. Delivery expenses were $1,876,215 for the nine months ended December 31, 2000 as compared to $1,576,364 for the nine months ended December 31, 1999, a 19% increase. The increase in delivery costs is a result of the increase in sales shipments to customers for the periods ended December 31, 2000 as compared with the same periods in the prior year. In addition, there was an increase in shipping rates during the third quarter of fiscal 2000 due to increased fuel costs.

GENERAL AND ADMINISTRATIVE expenses were $891,756 for the quarter ended December 31, 2000, compared with $893,570 for the same period ended December 31, 1999. General and administrative expenses decreased 15% to $2,299,827 for the nine months ended December 31, 2000 as compared to $2,692,475 for the same period one year ago. This change is primarily the result of increased expenses during the third quarter of fiscal 2000 in connection with consulting services for Year 2000 readiness.

RESEARCH AND DEVELOPMENT expenses were $71,084 for the quarter ended December 31, 2000, compared with $71,935 for the quarter ended December 31, 1999. These expenses were $195,395 for the nine months ended December 31, 2000 as compared to $167,250 for the same period one year ago. The increase is due to the addition of a food scientist during the third quarter of fiscal 2000.

 INTEREST EXPENSE was $283,981 for the quarter ended December 31, 2000 as compared to $106,581 for the quarter ended December 31, 1999. Interest expense was $897,620 for the nine months ended December 31, 2000 as compared to $299,980 for the same period in fiscal 2000. The increase was attributable to additional borrowings under the Company's term note and line of credit as well as a subordinated note issued on September 30, 1999. Interest capitalized to construction in progress was $359,528 and $198,303 during the three months ended December 31, 2000 and 1999, respectively, and $653,706 and $459,363 for the nine months ended December 31, 2000 and 1999, respectively. On September 30, 1999, the Company entered into a $4,000,000 subordinated note payable with Finova Mezzanine Corporation. This debt bears interest at a rate of 13.5% and includes an original issue discount of $786,900, which is amortized as interest expense over the term of the debt. During the first nine months of fiscal 2001, $118,035 was amortized to interest expense. The increase is also the result of additional borrowings on the Company's line of credit to finance the increase in inventory. In March 2000, the Company signed an $10 million term note payable, the balance outstanding as of December 31, 2000 was $9,966,368. This note was used to pay off the Company's prior term note payable and to finance approximately $7.5 million in new equipment to expand the Company's production capacity.

INCOME TAX BENEFIT for the nine months ended December 31, 2000 was $240,000 compared to income tax expense of $60,000 for the same period in the prior year. The Company has recorded a deferred tax asset of $1,560,000 derived mainly from tax net operating losses incurred in prior years, which are expected to be realized in the future.

Cumulative effect of change in accounting policy totaled $786,429 for the three and nine month periods ended December 31, 2000. The Company changed its accounting policy in the third quarter of fiscal 2001 in regards to slotting fees and certain advertising costs. The effect of this accounting change is to adopt this policy as of the beginning of fiscal 2001 (April 1, 2000). Previously, slotting fees and certain advertising costs were capitalized and amortized over the shorter of the expected period of benefit or one year. The Company changed this accounting policy to expense these costs as incurred. This change was made because there has been a change in the expected period of benefit related to these costs. During fiscal 2001, the Company's slotting fees and advertising costs increased significantly in order for the Company to maintain current relationships with brokers and customers as opposed to generation and stimulation of future sales. As a result, the Company believes these expenses are more appropriately period expenses, rather than those that would benefit future periods, and should be expensed as incurred.

LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES -- Net cash used by operating activities was $1,839,569 for the nine months ended December 31, 2000 compared to net cash used of $2,158,044 for the same period in fiscal 1999. During the nine months ended December 31, 1999, the increase in cash used in operating activities was a result of an increase in trade receivables in connection with the Company's growth in sales. During fiscal 2001 and 2000, the Company had an increase in inventory levels due to the growth in sales which was accommodated by the new warehouse facility leased by the Company in November 1999, this increase is partially offset by an increase in accounts payable owed to vendors mainly for inventory purchases. During fiscal 2001, the Company recorded a cumulative effect of a change in accounting policy of $786,249, as described above.

INVESTING ACTIVITIES -- Net cash used in investing activities totaled $9,314,807 for the nine-month period ended December 31, 2000 compared to net cash used of $2,227,860 for the same period in fiscal 1999. Cash used for investing activities during fiscal 2000 and 2001 resulted from purchases and construction of manufacturing equipment for six new production lines at the Company's main facility. Construction and testing is expected to be completed by March 2001.

FINANCING ACTIVITIES -- Net cash flows provided by financing activities were $11,154,493 for the nine months ended December 31, 2000 compared to $4,387,341 for the nine months ended December 31, 1999. The large inflows in fiscal 2001 are the result of increased draws on the Company's line of credit as well as draws on the equipment note payable. The increase in cash from financing activities was used to finance the build up in inventories as well as the purchase and construction of manufacturing equipment. In addition, the Company received net proceeds of $2.3 million in connection with a warrant exercise and private placement with Finova Mezzanine Corporation, as more fully disclosed below.

During November 1996, the Company entered into a two-year agreement, which provided a $2 million line of credit for working capital and expansion purposes. The availability under this line of credit was increased to $3 million in February 1997, $3.5 million in June 1998, $5.5 million in December 1998, $7.5 million in April 2000, and $13 million in August 2000. The amount available under the line of credit is based on a formula of 80% of eligible accounts receivable plus 35% of eligible inventories in an amount not to exceed $3,000,000, as defined in the agreement. Amounts outstanding under the agreement are collateralized by all accounts receivable, inventory and machinery and equipment owned by the Company. Interest is payable on the outstanding balance of the line of credit at a rate of prime plus one half percent (9.25% at December 31, 2000). The line of credit expires on October 31, 2002.

On June 27, 1997, the Company secured a $1.5 million term note payable to finance the acquisition of certain production equipment. Amounts outstanding under the agreement are collateralized by machinery and equipment owned by the Company. During June 1998, the Company signed an amendment to the above contract, which expanded the term note payable to $3 million. This note was payable at the rate of $432,000 per year, with a balloon payment due on October 31, 2001. This note was paid in full during March 2000 through a new financing agreement with SouthTrust Bank, N.A. The new term note payable has availability to a maximum of $10 million and bears interest at the prime rate (8.75% at December 31, 2000). This note is payable interest only through February 1, 2001, with monthly principal payments of $78,705, plus interest payable beginning March 1, 2001. The note will mature on March 1, 2005. Amounts under the new agreement are collateralized by machinery and equipment owned by the Company. The new note is being used to finance the construction of the production manufacturing lines and the purchase of production equipment as described above. During November 2000, the Company's president guaranteed a $1.5 million short term bridge loan from Southtrust Bank, N.A. with shares of his common stock pledged as collateral. Interest on this note is at the prime rate (8.75% at December 31, 2000). Principal payment of $50,000 per month are payable, commencing in May 2001.

On September 30, 1999, the Company secured a $4 million subordinated note payable less loan costs of $380,000 to finance working capital and capital improvement needs of the Company. Amounts outstanding under the agreement are collateralized by a subordinated lien on substantially all assets of the Company. The subordinated note is payable interest only monthly with a principal payment in one lump sum upon maturity on September 30, 2004 and bears interest at a rate of 13.5%. The Company issued a warrant to purchase up to 915,000 shares of common stock to the subordinated note holder at an exercise price of $3.41 per share, which represented 80% of the fair value of the Company's stock on the date the warrant, was issued. The warrant was valued at $786,900, which was recorded as a debt discount and is being amortized to interest expense from the date of issuance of the note to the maturity date of the note of September 30, 2004.

On December 26, 2000, the subordinated note holder exercised their warrant to purchase 815,000 shares of common stock at a price of $3.41 per share. The Company received net proceeds of $2,452,329, after paying transaction costs of $326,822. In connection with this transaction, the Company agreed to reimburse the note holder for brokerage commission and other expenses incurred by the note holder for the sale of the 815,000 shares to the public. These costs and expenses were recorded as a reduction in the proceeds received from the exercise of the warrants. In addition, the Company agreed to guarantee the price at which the shares the note holder sold to the public at $4.41 per share. The actual price received by the note holder was $3.25 per share and the difference of $945,400 was recorded as a debt discount and is being amortized over the remaining term of the subordinated note. The payment for the difference between the exercise price of $3.41 and the guaranteed price of $4.41 was $815,000 and was paid through the issuance of an addition subordinated term note which is due December 2001.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). FAS 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may specifically be designated as a hedge, the objective of which is to match the timing of gain or loss recognition of: (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk; or (ii) the earnings effect of the hedged transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized as income in the period of change. FAS 133, as amended by FAS 137 and 138, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Historically, the Company has not entered into any derivative contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect the new standard to affect its financial statements.

In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 ("FIN 44"), Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25. FIN 44 clarifies the application of Opinion No. 25 for (a) the definition of employee for purposes of applying Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequences of various modifications to the previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 was effective July 2, 2000, but certain conclusions cover specific events that occur after either December 15, 1998 or January 12, 2000. The adoption of FIN 44 has not had a material effect on the Company's financial position or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The interest on the Company's debt is floating and based on the prevailing market interest rates. For market-based debt, interest rate changes generally do not affect the market value of the debt but do impact future interest expense and hence earnings and cash flows, assuming other factors remain unchanged. A theoretical 1% change in market rates in effect on December 31, 2000 with respect to the Company's anticipated debt as of such date would increase interest expense and hence reduce the net income of the Company by approximately $33,000 for the quarter.

The Company's sales for the nine months ended December 31, 2000 and 1999 denominated in a currency other than U.S. dollars were less than 1% of total sales and no net assets were maintained in a functional currency other than U.
S. dollars at December 31, 2000. The effects of changes in foreign currency exchange rates has not historically been significant to the Company's operations or net assets.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On November 16, 2000, the Company held its annual meeting of shareholders in Orlando, Florida. In addition to regular and annual agenda items, the shareholders voted on and approved the following proposals:

1. To set the number of directors at four and to elect a Board of Directors for the ensuing year. The board members were voted in with the following number of votes for their election: Angelo Morini - 4,584,109, Joseph Juliano - 4,585,351, Marshall Luther - 4,585,351, and
         Douglas Walsh - 4,585,351.

2. To amend the Company's Certificate of Incorporation, as amended, to change the name of the Company to "Galaxy Nutritional Foods, Inc.". The vote tabulation for this proposal was as follows: for - 4,563,602, against - 36,211, abstain - 1,233.

3. To ratify the retention of BDO Seidman L.L.P. as the independent auditors of the Company for the fiscal year ended March 31, 2001. The vote tabulation for this proposal was as follows: for - 4,565,698, against - 28,621, abstain - 6,727.

                           PART II. OTHER INFORMATION

                         GALAXY NUTRITIONAL FOODS, INC.


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

*10.1 Second Amendment to the Security Agreement with Finova Financial Services dated June 2000 (Filed as Exhibit 10.1 on Form 10-K for fiscal year ended March 31, 2000, and incorporated herein by reference.)

*10.2 Third Amendment to the Security Agreement with Finova Financial Services dated December 2000 (Filed as Exhibit 10.2 on Form 10-K for fiscal year ended March 31, 2000, and incorporated herein by reference.)

 18.1         Preferability letter from BDO Seidman L.L.P. (filed herewith)



REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         GALAXY NUTRITIONAL FOODS, INC. COMPANY

Date: February 13, 2001                  /s/Angelo S. Morini
                                         Angelo S. Morini
                                         Chairman and President
                                         (Principal Executive Officer)






Date: February 13, 2001                  /s/Keith A. Ewing
                                         Keith A. Ewing, CPA
                                         Chief Financial Officer
                                         (Principal Financial and
                                         Accounting Officer)