Form 10-K
period 2001-03-31
GALAXY NUTRITIONAL FOODS CO
filed 2001-07-16
CIK 819527

--------------------------------------------------------------------------------

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                 ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 2001

                           COMMISSION FILE NO. 0-16251

                         GALAXY NUTRITIONAL FOODS, INC.
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

Check if a disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

State registrant's revenues for its most recent fiscal year. $46,992,291

The aggregate market value of the voting stock held by non-affiliates as of JULY 6, 2001 was $35,175,961.10 based on the closing sales price of $5.35 per share on such date.

The number of shares outstanding of Galaxy Nutritional Foods, Inc.'s Common Stock as of JULY 9, 2001 was 10,017,612.

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE
Transitional Small Business Disclosure Format.  Yes [ ]        No [X]

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

GENERAL

Galaxy Nutritional Foods, Inc. (the "Company") is principally engaged in developing, manufacturing and marketing a variety of healthy cheese and dairy related products, as well as other cheese alternatives, and is a leading producer of soy-based alternative dairy products. The Company was founded by Angelo Morini in 1972. In 1980, the Company's original name of Fiesta Foods & Galaxy Foods was changed to Galaxy Cheese Company with headquarters in New Castle, Pennsylvania. The Company was subsequently reincorporated in Delaware in 1987. In June 1992, the Company changed its name to Galaxy Foods Company. On November 16, 2000, the Company changed its name again to Galaxy Nutritional Foods, Inc. to more clearly define itself in the healthy nutritional foods market, one of the fastest growing sectors in the food industry.

In June of 1991, the Company relocated to Orlando, Florida and began production and shipment of its products directly from its Orlando plant to customers in each of the Company's three principal markets--retail stores, such as supermarket chains and health food stores; food service operations, such as restaurant chains, cafeterias, hospitals and schools; and industrial food manufacturers of products such as frozen pizza and desserts.

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

The Company's strategy for the future is to continue its primary marketing efforts in the retail market to capitalize on the continuing interest among consumers in reducing their cholesterol levels and saturated fat intake. The Company believes that one of the leading contributors of cholesterol and saturated fat in the American diet is cheese. By providing good tasting cheese alternatives in diverse forms and flavors, the Company believes it will be able to attract an increasing number of worldwide consumers interested in improving their health and changing to more nutritious eating habits.

PRODUCTS AND SERVICES

The Company's healthy cheese and dairy related products, sold under the Company's Veggie Milk(TM), Veggie Slices(TM), formagg(R), Soyco(R), Soymage(R), Wholesome Valley(TM), Lite Bakery(R), and Veggie Lite Bakery(R) brand names, are low or no fat, low or no cholesterol and lactose (milk sugar) free, vitamin and mineral enriched, and contain one-third fewer calories and more calcium than conventional cheese. These healthy cheese and dairy related products have the flavor, appearance and texture of conventional cheeses and products that use conventional cheeses, and are nutritionally equal or superior to such cheeses and products. Some of the Company's cheese alternatives have either no or low cholesterol but are not nutritionally equivalent or superior to conventional cheeses.

VEGGIE(R) NATURES ALTERNATIVE - COMPLETE LINE OF HEALTHY DAIRY ALTERNATIVES - The Company's flagship brand - a complete line of nutritious dairy alternative products made with soy. All Veggie(R) products are low in fat, contain less calories and are cholesterol and lactose free. The Veggie(R) product line includes Veggie(R) Slices, Veggie(R) Chunks, Veggie(R) Shreds, Veggie(R) Cream Cheese, Veggie(R) Sour Cream, Veggie(R) Butter, Veggie(R) Honey Butter, Veggie(R) Grated Toppings, Veggie(R) Milk, Veggie(R) Milk Bars, Veggie(R) Ice Cream, Veggie(R) Yogurt, Veggie(R) String Cheese, Veggie(R) Deli Products and Veggie(R) Ultra Smoothie.

DAIRY FREE - SOYMAGE(R) VEGAN DAIRY ALTERNATIVES - Soymage(R) products were developed for health food and specialty stores. These products are for consumers who are allergic to dairy products, specifically milk protein and/or are practicing a Vegan lifestyle. The Soymage(R) Vegan line is completely dairy free, contains no animal fats and has no casein (skim milk protein). The Soymage(R) Vegan product line includes: cheese slices, grated toppings, chunk cheese and sour cream and cream cheese alternatives. The Company's Soymage(R) line is the largest and most comprehensive vegan line in the world.

SOY FREE - SOY FREE DAIRY ALTERNATIVES MADE WITH RICE, OAT AND ALMOND -- The Company has developed three dairy free alternatives made with organic brown rice, almonds and oats. All three lines are low fat, cholesterol free, lactose free, soy free and are fortified with essential vitamins and minerals. These products are formulated for people with soy allergy or just looking for alternatives for conventional dairy products. The Rice, Oat and Almond product lines include cheese chunks and individual slices available in American, cheddar and mozzarella flavors. The Company also manufactures Rice Cream Cheese, Rice Sour Cream, Rice Butter and Rice Yogurt.

VEGGY(R) - SOY NUTRITIOUS - SOY DAIRY ALTERNATIVES - These Veggy(R) products offer the taste of cheese, are available in many forms, and are made from soy. These products are low fat or fat free, and are lactose and cholesterol free. The Veggy(R) product lines are available as singles and chunks and in several flavors. These products are distributed to natural foods stores and produced specifically to meet the discriminating taste and nutritional demands of the specialized nutritional foods market.

WHOLESOME VALLEY ORGANIC(TM) - PRODUCTS MADE FROM ORGANIC MILK - These products are processed cheese foods made from organic milk, and contain up to 50% less fat than regular processed cheese food, contain no artificial ingredients, no rBST hormone or antibiotics and are an excellent source of calcium and protein. The farmland, cows and feed are free from pesticides, antibiotics, growth hormones and chemicals. Galaxy is the only producer of organic milk individually wrapped slices in the United States.

PROCESSED CHEESE PRODUCTS - GALAXY SANDWICH SLICES AND TOPPINGS - These products are low in cholesterol and serve as an alternative to conventional dairy cheeses. They are not nutritionally equivalent or superior to conventional cheeses and may have more cholesterol than the Company's substitute cheeses. These products include a variety of sandwich slices and shredded cheeses, shredded taco and pizza toppings and a cheddar cheese sauce.

LITE BAKERY(R) - LITE BAKERY(R) BY GALAXY NUTRITIONAL FOODS MADE WITH VEGGIE(R) BRAND DAIRY ALTERNATIVES - The Company has developed a collection of over 50 recipes using the company's soy based bakery ingredients. The Company's soy based bakery powder can be used to develop finished products or can be sold as an ingredient to be used in other foods. The Company's Lite Bakery(R) mix is fat free, low or reduced fat, cholesterol free and lactose free.

VEGGIE CAFE(TM) - The Company's Veggie Cafe(TM) locations require a few feet of space and take the form of kiosks, counters or carts. This concept has been initially introduced to colleges, universities food courts, student unions and high school cafeterias. The Veggie Cafe(TM) serves a full line of healthy offerings such as pizzas, wraps, salads, baked goods, desserts and beverages created from the Company's plant protein based products and ingredients.

VEGGIE(R) CULINARY SCHOOL - The Company's Veggie(R) Culinary School provides an educational culinary resource for chefs, dietitians, nutritionists, restaurateurs and the general public to incorporate innovative nutraceutical food products into their entrees. Classes are designed to increase understanding of the relationship between food and disease, benefits of incorporating functional foods into a diet and nutritional basics. The school is recognized and accredited by the American Dietetic Association, the American Culinary Institute and Valencia College.

The Company's only branded product line, which accounts for more than 10% of sales for fiscal 2001, is the Veggie(R) line of products. Sales of this product line for fiscal 2001 were $26.2 million or 56% of net sales.

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

DISTRIBUTION CHANNELS AND METHODS

The Company's products are sold primarily to two commercial markets: retail (conventional grocery stores, mass merchandisers, natural foods and club stores) and food service.

The Company currently distributes all of its products by common carrier and customer pick-up. The Company ships all its products from its shipping, warehouse and cooler facilities in Orlando, Florida.

MANUFACTURING PROCESS

Most of the Company's products are made using the Company's formulas, processes and manufacturing equipment, from four principal ingredients: casein, a pure skim milk protein (instead of liquid milk which is used to make conventional cheeses); soybean and canola oil; water; and natural flavorings. The Company's Soymage(R) products are also made using the Company's formulas, processes and manufacturing equipment from these principal ingredients, except that Soymage(R) does not contain casein. All of these products are produced at a temperature above that required for pasteurization. The Company's original formulas and processes were designed and developed by the Company's Chief Executive Officer, Angelo S. Morini. The rights to these formulas, processes and equipment have been assigned by Mr. Morini to the Company. Unlike the conventional cheese manufacturing process, the production of the Company's products does not require the costly and time-consuming use of bacteria to curdle milk, nor does it require removal of whey or product curing.

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

CAPITAL EXPENDITURES

During the fiscal years ended March 31, 2001, 2000 and 1999, the Company's capital expenditures were approximately $10,887,000, $4,405,000 and $2,168,000, respectively. This included capitalized interest of $826,725, $490,442 and $395,963 during fiscal 2001, 2000 and 1999, respectively. The substantial capital expenditures for fiscal 2001 were the result of the Company's on-going construction of several new production lines at its Orlando, Florida manufacturing facility. These new lines included two new slice lines, a new chunk cheese line, a cup line, a string cheese line and a shred line. During fiscal 2000 and 1999, the large capital expenditures were primarily due to the purchase and construction of several large pieces of production equipment. This equipment includes packaging equipment, modifications to the Company's cheese loaf machinery, and industrial blenders for powdered products.

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

In the food service market, the Company promotes its healthy Veggie(R) and formagg(R) cheese products as well as lower cost cheese alternatives. In marketing its Veggie(R) and formagg(R) line of products to food service customers, the Company emphasizes that its products taste like conventional cheese and has no or low fat, low or no cholesterol, no lactose and more calcium than conventional cheeses. The Company also promotes its food service products on the basis of their considerably longer shelf life and microbiologically safer profile than conventional cheeses. In both the food service and industrial markets, the Company sells directly to its customers. In the retail market, the Company utilizes both its in-house sales staff, territory managers and a nationwide network of nonexclusive commission brokers to sell the Company's products.

SUPPLIERS

The Company purchases the ingredients used in its manufacturing operations, i.e., casein, vegetable proteins and oils, enzymes and other ingredients, from several sources, and it believes that all of these ingredients are readily available from numerous suppliers. Due to more cost effective conditions in other countries, suppliers from such countries are often able to supply casein at prices lower than domestic suppliers. Accordingly, the Company currently purchases its major ingredient, casein, from foreign suppliers. Because casein purchased by the Company is imported, its availability is subject to a variety of factors, including federal import regulations. During the later part of fiscal 2001, casein prices significantly increased as a result of "Mad Cow" and "foot and mouth" disease epidemics in Europe. In addition, some casein suppliers, including some of the Company's suppliers, experienced casein shortages. The Company's inability to obtain sufficient quantities of casein resulted in the Company not being able to fill all of the orders the Company had for its products in the third and fourth quarters of fiscal year 2001, which had an adverse impact on the Company's results of operations for such fiscal year.

For the fiscal years ended March 31, 2001, 2000 and 1999, the Company purchased $8,680,816, $8,105,407 and $6,178,308, respectively, of casein, the principal raw material used to manufacture the Company's products. The following table sets forth the name of each supplier along with the percentage they supplied of this ingredient which either alone, or together with their affiliates, provided 5% or more of such item to the Company, based on dollar volume purchased.

                                                                      PERCENT OF CASEIN PURCHASES
                                                                       FISCAL YEAR ENDED MARCH 31,

TYPE OF RAW MATERIAL                 NAME OF SUPPLIER                2001        2000         1999
---------------------------------------------------------------------------------------------------
Casein                        Besnier-Scerma U.S.A.                   12%          34%          37%
                              Avonmore Food Products Ltd.             30%          35%          28%
                              Rely France International                3%           6%          15%
                              Irish Dairy Board                       17%          10%          12%
                              New Zealand Milk Products               --            6%           8%
                              Kerry Ingredients                       10%           9%          --
                              Eurial Poitouraine                      23%          --           --

PRODUCT DEVELOPMENT

The Company conducts ongoing research to develop new varieties of cheese, dessert products and dairy related products, in addition to developing new flavors and customized formulations for existing products. For the fiscal years ended March 31, 2001, 2000 and 1999, expenditures for product development were $265,949, $226,436 and $198,398, respectively. None of the research and development costs are directly borne by the customer, instead they are considered part of operating expenses.

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

MARK                                COUNTRY                     RENEWAL DATE
----------------------------------------------------------------------------
Formagg(R)                          France                      June 6, 2004
                                    Japan                       August 31, 2004
                                    United States               October 9, 2004
                                    Ireland                     April 25, 2005
                                    United Kingdom              April 25, 2005
                                    Israel                      December 16, 2007
                                    Greece                      October 3, 2004
Lite Bakery(R) & Design             United States               September 19, 2009
Labella's(R) & Design               United States               October 9, 2004
Soyco(R)                            United States               January 12, 2003
Soyco(R) & Design                   United States               August 17, 2003
Soymage(R)                          United States               January 5, 2003
Veggy Singles(R)                    United States               February 27, 2007
Lite "n" Less(TM)                   United States               (1)

Health Value Foods(TM)              United States               (1)
Soy Singles(TM)                     United States               (1)
Veggie Milk(TM)                     United States               (1)
Wholesome Valley(TM)                United States               (1)
Veggie Slices(TM)                   United States               (1)

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

INVENTORY SUPPLY

Although not previously required due to the nature of the business, during fiscal 2000, the Company began maintaining a supply of finished goods to meet the strict time deadlines of selling product direct to retail supermarkets. In the past, the Company has sold primarily through distributors and the required turnaround time for orders was more lenient. With the conversion to direct sales for many of the Company's customers, there is a need to keep a safety stock of inventory to meet orders with potential time constraints.

MARKETS AND CUSTOMERS

The Company sells to customers throughout the United States and in 22 other countries. International sales are less than 10% of total sales.

For the fiscal years ended March 31, 2001, 2000 and 1999, the Company had net sales of $46,992,291, $42,234,984 and $29,790,025, respectively. The following table sets forth the name of each customer of the Company, which either alone, or together with its affiliates, accounted for 5% or more of the Company's sales for the fiscal years ended March 31, 2001, 2000 and 1999:

                               PERCENTAGE OF SALES
                           FISCAL YEAR ENDED MARCH 31,

CUSTOMER NAME                        2001        2000       1999
-----------------------------------------------------------------
Cacique, Inc.                          *           *        5.1%

     * Less than 5% of sales for the stated fiscal year.

The Company's products are sold primarily in two commercial markets: retail and food service. In the retail market, where the Company believes nutrition generally outweighs price considerations, the Company markets its Veggie(R) and Soyco(R) products at prices comparable to conventional cheeses. In this market, the Company sells directly to retail establishments, including national and regional supermarket chains, and to distributors that sell and deliver to retail establishments.

In the food service market, the Company markets its more expensive premium products to customers who place importance on nutrition and its less expensive branded, non-branded and private label substitute and conventional-type cheese products to customers whose primary consideration is cost. The food service products are primarily sold to distributors who supply food to restaurants, schools and hospitals. The Company also markets its products directly to large national restaurant chains.

The following chart sets forth the percentage of sales that the food service and retail markets represented for the fiscal years ended March 31, 2001, 2000 and 1999:

                               PERCENTAGE OF SALES
                          FISCAL YEARS ENDED MARCH 31,

CATEGORY                               2001          2000           1999
------------------------------------------------------------------------
Retail sales                            91%           92%            87%
Food service sales                       9%            8%            13%

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

The Company's facility and manufacturing processes are subject to inspection by the Florida Department of Health. The Company received its Annual Food Permit from that bureau for 2001.

The Company believes that it is in material compliance with all applicable governmental regulations regarding its current products and has obtained the necessary government permits, licenses, qualifications, and approvals which are required for its operations.

ENVIRONMENTAL REGULATION

The Company is required to comply with environmental regulations in connection with the development of its products and the operation of its business. It spent approximately $19,000, $16,000 and $15,000 during the fiscal years ended March 31, 2001, 2000 and 1999 respectively, in environmental related compliance, mainly in the disposal of corrugated packaging.

At the present time, the Company believes that it is in material compliance with the federal, state and local environmental laws and regulations applicable to it. The Company believes that continued compliance with any current or reasonably foreseeable future environmental laws and regulations will not have a material adverse effect on the capital expenditures, earnings, financial condition or competitive position of the Company.

COMPETITION

The food industry is highly competitive, and the Company faces substantial competition in the manufacturing, marketing and sale of its products. In the retail cheese market, the Company competes with conventional cheeses, including "Lite" and "low fat" products produced by manufacturers of conventional cheeses. "Lite" cheese generally has lower fat content than regular cheese but still contains cholesterol and lactose, unlike the Company's Veggie(R) and Soyco(R) brand product lines, which contain no cholesterol and are lactose free. In the industrial and food service markets, the Company's substitute and imitation cheese products compete with other substitute and imitation cheese products, as well as with conventional cheeses.

The Company believes that its primary competition is small companies such as Tree of Life, White Wave, Toffutti Brans, Inc. ("Toffutti") and Melissa's. Tree of Life is a wholly owned subsidiary of Koninklijke Wessanen, NV, a multinational manufacturer of dairy, natural and specialty foods and cereals. Like the Company's products, Tree of Life's Soya Kaas chunk, slices and cream cheeses are sold in mainstream supermarkets. White Wave is a private company that primarily markets soy milk and Toffuti (AMEX:TOF) is a public company that offers a wide range of soy based products including alternative cheese slices, sour creams, cream cheese and frozen pizza made with alternative cheeses.

The Company also competes with larger national and regional manufacturers of conventional and imitation cheeses, such as Kraft (which produces products under the Kraft Free(R) label), Borden's, and ConAgra (which produces products under the Healthy Choice(R) label). Each of these competitors is well established and has substantially greater marketing, financial and human resources than the Company. However, management believes its products are superior to the healthy cheese items offered by larger cheese manufacturers.

The Company believes that is has the most complete line of alternative dairy products in the industry and that its competitors' current products do not have all of the healthy characteristics that the Company's branded products possess such as soy-based ingredients, low and no fat, low or no cholesterol, no lactose and no artificial colorings or flavorings. The Company further believes that the most important competitive factors in its markets are taste, nutritional value and product appearance and breadth and depth of product line.

The Company also believes its vertically integrated operations provide it with a cost advantage over its smaller competitors because it has the ability to maintain quality and efficiency at every level, from purchasing to manufacturing to shipping. Furthermore, the Company believes the breadth and depth of its product line has made it difficult for its smaller competitors to have a significant impact on the Company's market share in the alternative cheese category.

EMPLOYEES

As of July 9, 2001, the Company had a total of 267 employees, all of whom were full-time employees. All personnel are employed through leasing companies and temporary contract arrangements, with the exception of Company officers. The Company considers its relations with employees to be satisfactory. No employee is a member of a trade union.

ITEM 2. DESCRIPTION OF PROPERTY.

The Company occupies two facilities close in proximity approximating 140,000 square feet of industrial property in Orlando, Florida. The Company's corporate headquarters occupies approximately 55,000 square feet and is comprised of approximately 8,500 square feet in office space, approximately 31,500 square feet of dock-height, air-conditioned manufacturing space and coolers of approximately 15,000 square feet, which are situated on 2.4 acres of a 5.2 acre site in an industrial park. The Company entered into a lease agreement for the corporate headquarters with Anco Company, a Florida general partnership, on November 13, 1991. The initial term of the lease was for a five-year period, which expired on November 13, 1996. On November 13, 1996, the lease was renewed for an additional five-year period expiring on November 12, 2001. The lease, as renewed, provides for fixed rental payments of $29,319 per month through the end of the renewal period. After the completion of the renewal period, there are no limitations on the rent increase that may be charged by the landlord in any further renewal periods. If the parties are unable to agree upon a rental increase for any renewal period, then the lease shall terminate as of the expiration of the current five-year renewal term on November 13, 2001. The Company has a right of first refusal to purchase or lease the remaining 2.8 acres upon 20 days notice to the landlord in the event that the landlord elects to sell or lease such remaining land. The lease is a "triple net" lease, which means that the Company is responsible for all taxes, insurance, maintenance and repair of the facilities, in addition to rental payments. The Company and its landlord are currently in negotiations with respect to the renewal of the lease. If the Company and its landlord are unable to agree on terms for the renewal of the lease, the Company will be required to relocate its executive offices and manufacturing facility at substantial cost before November 13, 2001 or risk a cessation of its business operations until a suitable facility can be located and established.

The Company produces all of its products at its Orlando manufacturing facility. The Company maintains production equipment for mixing, blending, cooking and heating ingredients, and for production, shredding, dicing, slicing, chopping, grating, packaging and labeling of its products.

The Company also maintains cold storage areas for cooling finished products and warehouse areas for storing supplies and finished goods.

The Company's second facility includes additional office space, shipping and receiving, warehouse and cooler space totaling approximately 85,000 square feet. The Company entered into a lease agreement with Cabot Industrial Properties, a Florida limited partnership, on July 28, 1999 for this second facility. The term of the lease is for five years and provides for escalating rental payments ranging from $18,674 to $20,871 per month through the end of the lease period. The lease is a "triple net lease", which means the Company is responsible for all taxes, insurance, maintenance, and repair of the facility, in addition to rental payments.

Management believes that the Company's properties are adequately covered by casualty insurance. The Company believes that its facilities and production equipment are adequate to meet current requirements and its anticipated growth through the end of fiscal 2006. The Company further believes that suitable additional space and equipment will be available as needed to accommodate any further physical expansion of its operations.

ITEM 3. LEGAL PROCEEDINGS.

In the opinion of management, there are no material legal proceedings pending or threatened against the Company as of March 31, 2001.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On November 16, 2000, the Company held its annual meeting of shareholders in Orlando, Florida. In addition to regular and annual agenda items, the shareholders voted on and approved the following proposals:

     1. To fix the number of directors at four and to elect a Board of Directors for the ensuing year. The board members were voted in with the following number of votes for their election: Angelo Morini - 4,584,109, Joseph Juliano - 4,585,351, Marshall Luther - 4,585,351,
          and Douglas Walsh - 4,585,351.

     2. To amend the Company's Certificate of Incorporation, as amended, to change the name of the Company to "Galaxy Nutritional Foods, Inc.". The vote tabulation for this proposal was as follows: for - 4,563,602, against - 36,211, abstain - 1,233.

     3. To ratify the retention of BDO Seidman, L.L.P. as the independent auditors of the Company for the fiscal year ended March 31, 2001. The vote tabulation for this proposal was as follows: for - 4,565,698, against - 28,621, abstain - 6,727.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Since August 1999, the Company's Common Stock, $.01 par value (the "Common Stock"), has been traded on the inter-dealer automated quotation system operated American Stock Exchange. (The "AMEX System") under the symbol "GXY". Prior to August 1999, the Company's Common Stock was traded on the inter-dealer quotation system operated NASDAQ, Inc., a subsidiary of the National Association of Securities Dealers, Inc. (the "NASDAQ System") under the symbol "GALX" in the category of Small-Cap issues. The following table sets forth the high and low sales prices for each quarter for the Company's Common Stock as reported on the AMEX and NASDAQ Systems from quarter ending June 30, 1999:

Period                                      High Sales Price       Low Sales Price
------------------------------------------------------------------------------------
2002 Fiscal Year, quarter ended:
  June 30, 2001                                 $5 3/4                  $4 2/5

2001 Fiscal Year, quarter ended:
  June 30, 2000                                 $4 11/16                $3 1/8
  September 30, 2000                            $5 1/8                  $3 5/8
  December 31, 2000                             $4 1/2                  $3 1/4
  March 31, 2001                                $5 3/4                  $3 1/8

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

On July 9, 2001, there were 647 shareholders of record.

The Company has not paid any dividends with respect to its Common Stock and does not expect to pay dividends on the Common Stock in the foreseeable future. It is the present policy of the Company's Board of Directors to retain future earnings to finance the growth and development of the Company's business. Any future dividends will be declared at the discretion of the Board of Directors and will depend, among other things, upon the financial condition, capital requirements, earnings and liquidity of the Company. The Company's borrowings with the banks include loan covenants which require approval from the banks to declare dividends. See Management's Discussion and Analysis or Plan of Operation for a discussion of the Company's current capital position.

On October 16, 1998, the Company sold 357,143 shares of its common stock to a private investor at an aggregate price of $937,500.

On December 20, 2000, FINOVA Mezzanine Capital, Inc. ("FMCI") exercised its warrant to purchase 815,000 shares of the Company's Common Stock pursuant to a Warrant Exercise and Placement Agent Agreement among the Company, FMCI and Tucker Anthony Capital Markets ("Tucker Anthony"). Pursuant to the agreement, the Company registered the 815,000 shares on behalf of FMCI on Form S-3 and Tucker Anthony was engaged as the exclusive placement agent for the shares. In consideration of its services, Tucker Anthony received, among other compensation, a warrant to purchase 81,500 shares of the Company's Common Stock at an exercise price of $3.90 per share. The warrant is fully vested, but will not be exercisable in full under December 2002, unless there is a change of control of the Company at which time the warrant may be exercised in full.

On April 6, 2001, the Company issued to two specified buyers, in accordance with an exemption from registration under Regulation D promulgated under the Securities Act of 1933, as amended, (i) an aggregate of 72,646 shares of the Company's Series A convertible preferred stock, $0.01 par value, and (ii) warrants to purchase shares of the Company's common stock, $0.01 par value, at an aggregate sales price of approximately $3,082,000. The shares are subject to certain designations, preferences and rights, including the right to convert each preferred share into ten shares of common stock, the right to a ten percent stock dividend after one year of issuance, and an eight percent stock dividend for the subsequent three years thereafter. The Company has undertaken the obligation to register the shares no later than October 1, 2001.

The warrants include an initial issuance to the buyers of warrants to purchase an aggregate of 120,000 shares of common stock. The initial warrants are exercisable for a period of five years from April 6, 2001, at a per share exercise price equal to the lesser of (a) $5.30 or (b) a price equal to 110% of the average of the closing bid price of the common stock for the thirty trading days ending on January 1, 2002. The warrants also include the issuance to the buyers of warrants to purchase an aggregate of 120,000 shares of common stock, which are exercisable simultaneous with and as a condition to any redemption of the shares. Finally, the warrants include the issuance to the buyers of warrants to purchase shares of common stock in an amount determined by dividing (x) 30% of the shares originally purchased by the buyers by (y) the average closing bid price of the common stock during the five day period ending on February 15, 2002 (the "30% warrants"). The 30% warrants are exercisable for a period of five years from February 15, 2002 at per share exercise price equal to 110% of the average closing bid price of the common stock during the five day period ending on February 15, 2002.

ITEM 6. SELECTED FINANCIAL DATA.

                                                                     FISCAL YEAR ENDED MARCH 31,

                                            2001              2000             1999              1998             1997
                                      ------------------------------------------------------------------------------------
Net sales                               $ 46,992 291       $42,234,984      $29,790,025       $20,552,782     $17,171,496
Income (loss) before taxes                (5,939,334)        2,420,560        1,351,367           377,523      (2,736,660)
Income (loss) before cumulative
  effect of change in accounting
  policy                                  (5,699,334)        3,629,891        1,291,367           377,523      (2,736,660)
Net income (loss)                         (6,485,763)        3,629,891        1,291,367           377,523      (2,736,660)
Net income (loss) per common
  share before cumulative effect
  of change in accounting policy
  - basic                                      (0.61)             0.40             0.14              0.04           (0.84)
Net income (loss) per common
  share - basic                                (0.69)             0.40             0.14              0.04           (0.84)
Net income (loss) per common
  share before cumulative effect
  of change in accounting policy
  - diluted                                    (0.61)             0.39             0.14              0.04           (0.84)
Net income (loss) per common
  share - diluted                              (0.69)             0.39             0.14              0.04           (0.84)
Total assets                              48,083,126        36,450,393       24,476,912        16,449,052      12,492,446
Long-term debt                            14,720,875         7,261,706        3,178,991         1,459,516          57,064


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

RESULTS OF OPERATIONS

FISCAL 2001 AS COMPARED TO FISCAL 2000

SALES for the fiscal year ended March 31, 2001 increased by 11% over the same period in 2000. This increase in sales has been a trend for the Company for the past four years, when the Company commenced targeted advertising campaigns promoting its key product lines, particularly the Company's Veggie brand of products. This has resulted in an upward trend in sales volume for the Veggie line of products. Veggie sales increased to $26.2 million in fiscal 2001 as compared to $19.3 million in fiscal 2000. The Company believes that increasing consumer awareness of the benefits of plant-based foods has positively impacted sales. While demand for the Company's products continues to increase rapidly, sales growth was inhibited by shortages in the supply of the Company's primary raw ingredient, casein, capacity constraints on certain of the Company's production lines, and delays in the installation of additional lines during the later part of fiscal 2001. The Company believes sales growth would have been stronger had it not experienced these delays and shortages.

COST OF GOODS SOLD as a percentage of sales were 70% for the fiscal year ended March 31, 2001 compared with 64% for the same period in fiscal 2000. The increase was the result of two key factors: problems associated with the construction of new production lines and an increase in raw materials costs. The Company began construction on six new production lines during fiscal 2001 which included slice lines, a new chunk cheese line, a cup line, a string cheese line, and a shred line. The construction of a majority of these lines was still in process at March 31, 2001. The installation of the equipment was delayed significantly due to late shipments by manufacturers and problems with configuring the machines to meet the manufacturing needs of the Company's unique line of products. These delays caused excess overhead costs and downtime during the third and fourth quarters of fiscal 2001, and short shipments to customers which forced the Company to reduce product prices to maintain its shelf space in supermarkets. Additionally, the price of casein, the Company's primary raw ingredient, increased by approximately 21% in fiscal 2001, due to a worldwide shortage of this ingredient resulting from the outbreak of "Mad Cow" and "foot and mouth" disease epidemics in Europe. For fiscal 2001, purchases of casein comprised 26.4% of total cost of goods sold.

SELLING expenses increased 77% for the fiscal year ended March 31, 2001 compared with the same period in fiscal 2000. The increase in expenses over the same period a year ago is mainly attributed to a significant increase in slotting fees, promotional allowances and other advertising costs in fiscal 2001 in order to maintain current relationships with brokers and customers. The increase in selling expenses also correlates to an increase in sales, as approximately 30% of selling expenses, such as brokerage commissions, are variable in nature and increase as sales increase. In addition, the Company changed its accounting policy, as more fully described below, in the third quarter of fiscal 2001, which was effective at the beginning of fiscal 2001 (April 1, 2000). The cumulative effect of this change as of April 1, 2000 was $786,429.

DELIVERY expenses increased 11% for the fiscal year ended March 31, 2001 compared with the same period in fiscal 2000. This increase is mainly attributable to the Company's increase in sales, as well as an increase in shipping rates during the fourth quarter of fiscal 2001.

NON-CASH COMPENSATION RELATED TO STOCK OPTIONS increased $1,100,000 for the fiscal year ended March 31, 2001, as compared to fiscal 2000. The change is the result of the adoption of Interpretation No. 44 ("FIN 44"). The Financial Accounting Standards Board issued FIN 44, which clarifies the application of APB Opinion 25 relating to the accounting consequences of various modifications to fixed stock options. FIN 44 covers specific events that occurred after December 15, 1998 and was effective as of July 2, 2000. FIN 44 clarified that when an option is repriced, it is treated as a variable option and is marked to market each quarter. The adoption of FIN 44 required the Company to change its accounting related to the note receivable from the president. The underlying options were required to be treated as variable due to the exchange of interest bearing recourse notes with a non-interest bearing non-recourse note. Accordingly, any differences between the exercise price of the options and the market price of the Company's common stock is recorded as compensation expense at each reporting period. As of March 31, 2001, the Company recorded $1,100,000 of compensation expense to mark the options to market in accordance with variable accounting.

GENERAL AND ADMINISTRATIVE expenses increased 3% for the fiscal year ended March 31, 2001, as compared to fiscal 2000. The change is primarily the result of an increase in payroll expense related to the addition of a new Chief Financial Officer during the last quarter of fiscal 2000.

RESEARCH AND DEVELOPMENT expenses increased 17% for the fiscal year ended March 31, 2001 compared with the same period in fiscal 2000. This increase in expense is mainly the result of additional research associated with formulas for the new production lines during fiscal 2001.

INTEREST expense increased from $744,498 in fiscal 2000 to $2,047,097 in fiscal 2001. The increase was attributable to additional borrowings under the Company's term note and line of credit as well as a subordinated note issued on September 30, 1999. Interest capitalized to construction in progress was $826,725 and $490,442 for the years ended March 31, 2001 and 2000, respectively.

On September 30, 1999, the Company entered into a $4,000,000 subordinated note payable with FMCI. This debt currently bears interest at a rate of 11.5% and includes an original issue discount of $786,900, which is amortized as interest expense over the term of the debt. During fiscal 2001, $220,407 was amortized to interest expense as compared to $78,690 in fiscal 2000. In connection with FMCI's warrant exercise and transfer of 815,000 shares of the Company's Common Stock, the Company agreed to reimburse FMCI for brokerage commissions and other expenses incurred by FMCI for the sale of the 815,000 shares to the public. These costs and expenses were recorded as a reduction in the proceeds received from the exercise of the warrants. In addition, the Company agreed to guarantee the price at which the shares FMCI sold to the public at $4.41 per share. The actual price received by FMCI was $3.25 per share and the difference of $945,400 was recorded as a debt discount and is being amortized over the remaining term of the subordinated note. The payment for the difference between the exercise price of $3.41 and the guaranteed price of $4.41 was $815,000 and was paid through the issuance of an additional subordinated term note which is due December 2001. During fiscal 2001 and 2000, $220,407 and $78,690 of the total debt discount of $1,732,300 was amortized to interest expense, respectively. As of March 31, 2001, the unamortized debt discount was $1,433,203 and the principal balance on the note was $4,815,000. The increase is also the result of additional borrowings on the Company's line of credit to finance the increase in inventory. In March 2000, the Company signed a $10 million term note payable with Southtrust Bank, N.A. This note was used to pay off the Company's prior term note payable and to finance approximately $7.5 million in new equipment to expand the Company's production capacity. In addition, during November 2000, the Company executed a $1.5 million short-term bridge loan from Southtrust Bank, N.A. which is still outstanding. Interest on this note is at the prime rate.

INCOME TAX BENEFIT for the year ended March 31, 2001 was $240,000 compared to income tax benefit of $1,209,331 for the same period in the prior year. The decrease in the income tax benefit was due to future income projected at March 31, 2000, that did not materialize in fiscal 2001. At March 31, 2001, the Company has recorded a deferred tax asset of $1,560,000 derived mainly from tax net operating losses incurred in prior years, which are expected to be realized in the future. This represents approximately 21% of the tax net operating loss carryforwards available at March 31, 2001 as compared to 30% at March 31, 2000.

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING POLICY totaled $786,429 for the year ended March 31, 2001. The Company changed its accounting policy in the third quarter of fiscal 2001 in regards to slotting fees and certain advertising costs. The effect of this accounting change is to adopt this policy as of the beginning of fiscal 2001 (April 1, 2000). Previously, slotting fees and certain advertising costs were capitalized and amortized over the shorter of the expected period of benefit or one year. The Company changed this accounting policy to expense these costs as incurred. This change was made because there has been a change in the expected period of benefit related to these costs. During fiscal 2001, the Company's slotting fees and advertising costs increased significantly in order for the Company to maintain current relationships with brokers and customers as opposed to generation and stimulation of future sales. As a result, the Company believes these expenses are more appropriately period expenses, rather than those that would benefit future periods, and should be expensed as incurred.

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

INTEREST expense increased from $233,826 in fiscal 1999 to $744,498 in fiscal 2000. On September 30, 1999, the Company entered into a $4,000,000 subordinated note payable with Finova Mezzanine Corporation. This debt originally bore interest at a rate of 13.5% (and was amended to 11.5% in December 2000) and includes an original issue discount of $786,900, which is amortized through interest expense. During fiscal 2000, $78,690 was amortized to interest expense. The increase is partially the result of additional borrowings on the Company's line of credit to finance the increase in inventory. In March 2000, the Company refinanced its term note payable; however, this has not effected interest expense during fiscal 2000 due to the timing of the refinancing.

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

LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES - For the fiscal year ended March 31, 2001, the Company's cash used in operating activities was $1,524,822, a decrease of $290,978 over the same period in fiscal 2000. During fiscal 2001, the Company had a net loss of $6,485,763, as compared to net income of $3,629,891 in fiscal 2000. During fiscal 2000, the Company recorded a deferred tax benefit of $1,320,000 as compared to a benefit of $240,000 for fiscal 2001. During fiscal 2000, there was a significant increase in both trade receivables and inventory related to the Company's growth and the need to maintain inventory to facilitate shorter lead times for customers. The Company experienced a similar, but smaller growth in these assets during fiscal 2001. Prepaid expenses decreased in fiscal 2001 as a result of a change in accounting policy during the third quarter of this year. Finally, accounts payable increased by $4,439,509 in fiscal 2001 as a result of increased purchases for the new production lines during the later part of fiscal 2001.

INVESTING -- The Company spent $10,809,361 in investing activities for the fiscal year ended March 31, 2001 compared with $4,508,133 for the same period in fiscal 2000. Cash used for investing activities during fiscal 2001 resulted primarily from purchases and construction of manufacturing equipment for eight new production lines at the Company's main facility. Construction and testing is expected to be completed by July 2001.

FINANCING -- The Company realized a net inflow of $12,334,300 from financing activities for the fiscal year ended March 31, 2001 compared with $6,324,204 during the same period in fiscal 2000. The large inflows in fiscal 2001 are the result of increased draws on the Company's line of credit as well as draws on the equipment note payable. The increased draws were used to finance the build up in inventories as well as the purchase and construction of manufacturing equipment. In addition, the Company received net proceeds of $2.3 million in connection with a warrant exercise and private placement with Finova Mezzanine Corporation, as more fully disclosed below.

During November 1996, the Company entered into a two-year agreement which provided a $2 million line of credit for working capital and expansion purposes. The availability under this line of credit was increased to $3 million in February 1997, $3.5 million in June 1998, $5.5 million in December 1998, $7.5 million in April 2000 and $13 million in August 2000. The amount available under the line of credit is based on a formula of 85% of eligible accounts receivable plus 50% of eligible inventories not to exceed $6,000,000, as defined in the agreement. Amounts outstanding under the agreement are collateralized by all accounts receivable, inventory and machinery and equipment owned by the Company. Interest is payable on the outstanding draws on the line of credit at a rate of prime minus .10% (8.4% at March 31, 2001). The line of credit expires on October 31, 2002. As of March 31, 2001, the Company had an outstanding balance of $8,776,278 under this line of credit agreement.

On June 27, 1997, the Company secured a $1.5 million term note payable to finance the acquisition of certain production equipment. Amounts outstanding under the agreement are collateralized by machinery and equipment owned by the Company. During June 1998, the Company signed an amendment to the above contract which expanded the term note payable to $3 million. The amendment also reduced the interest on the term note to prime plus one percent. This note is payable at the rate of $432,000 per year, with a balloon payment due on October 31, 2001. This note was paid in full during March 2000 through a new financing agreement with a different financial institution. The new term note payable has availability to $10 million and bears interest at the prime rate (9% at March 31, 2001). This note is payable interest only through February 1, 2001, with monthly payments of $93,000, plus interest payable beginning March 1, 2001. The note will mature on March 10, 2005. Amounts under the new agreement are collateralized by machinery and equipment owned by the Company. The new note is being used to finance new production equipment purchased and constructed by the Company throughout fiscal 2001. As of March 31, 2001, the balance outstanding under this agreement was $9,780,499. The Company paid approximately $26,000 in loan costs in connection with this new financing.

During November 2000, the Company's president guaranteed a $1.5 million short-term bridge loan from Southtrust Bank, N.A. with shares of his common stock pledged as collateral. Interest on this note is at the prime rate (9% at March 31, 2001). Principal payments of $50,000 per month are payable, commencing in May 2001. The note matures October 2003.

On September 30, 1999, the Company secured a $4 million subordinated note payable less loan costs of $380,000 to finance working capital and capital improvement needs of the Company. Amounts outstanding under the agreement are collateralized by a subordinated lien on substantially all assets of the Company. The subordinated note is payable in one lump sum upon maturity on September 30, 2004 and bears interest payable monthly at a rate of 11.5%, which was adjusted in December 2000 from 13.5%. The Company issued a warrant to purchase 915,000 shares of common stock to the subordinated note holder at an exercise price of $3.41 per share which represented 80% of the fair value of the Company's stock on the date the warrant was issued. The warrant was valued at $786,900 which was recorded as a debt discount and is being amortized to interest expense from the date of issuance of the note to the maturity date of the note of September 30, 2004.

On December 26, 2000, the subordinated note holder exercised their warrant to purchase 815,000 shares of common stock at a price of $3.41 per share. The Company received net proceeds of $2,452,329, after paying transaction costs of $326,822. In connection with this transaction, the Company agreed to reimburse the note holder for brokerage commission and other expenses incurred by the note holder for the sale of the 815,000 shares to the public. These costs and expenses were recorded as a reduction in the proceeds received from the exercise of the warrants. In addition, the Company agreed to guarantee the price at which the shares the note holder sold to the public at $4.41 per share. The difference between the actual price received by the note holder ($3.25) and the guaranteed price ($4.41) was $945,400 which was recorded as a debt discount and is being amortized over the remaining term of the subordinated note. The consideration for the difference between the exercise price of $3.41 and the guaranteed price of $4.41 was $815,000 and was paid through the issuance of an additional subordinated term note which is due December 2001. During fiscal 2001 and 2000, $220,407 and $78,690 of the total debt discount of $1,732,300 was amortized to interest expense, respectively. As of March 31, 2001, the unamortized debt discount was $1,433,203 and the principal balance on the note was $4,815,000.

The line of credit, term note payable, and subordinated note payable contain certain financial and operating covenants. The Company was in violation of substantially all financial covenants at March 31, 2001. The lender of the subordinated note payable waived the violation for the quarters ended March 31, 2001 and June 30, 2001 and amended the covenants for the quarters subsequent to June 30, 2001. In connection with the amendment to the subordinated debt covenants dated July 12, 2001, the interest on the subordinated note was increased to 13.5% and the maturity date was changed to August 1, 2003. The lender of the line of credit waived the violations for the year ended March 31, 2001 and quarter ended June 30, 2001 and amended the covenants for the quarters subsequent to June 30, 2001. In connection with the amendment to the line of credit covenants dated July 13, 2001, the interest on the line of credit was increased to prime plus 2%. The lender of the term note payable waived the violations for the year ended March 31, 2001 and on July 16, 2001 amended the covenants for the periods subsequent to March 31, 2001. Total fees incurred in connection with these waivers and amendments were $120,000 and are due by December 31, 2001.

On April 6, 2001, the Company issued to two specified investors, in accordance with an exemption from registration under Regulation D promulgated under the Securities Act of 1933, as amended, (i) an aggregate of 72,646 shares of the Company's Series A convertible preferred stock, $0.01 par value, and (ii) warrants to purchase shares of the Company's common stock, $0.01 par value, at an aggregate sales price of approximately $3,082,000. The shares are subject to certain designations, preferences and rights, including the right to convert each preferred share into ten shares of common stock, the right to a ten percent stock dividend after one year of issuance, and an eight percent stock dividend for the subsequent three years thereafter. The Company has undertaken the obligation to register the shares no later than October 1, 2001.

The warrants include an initial issuance to the investors of warrants to purchase an aggregate of 120,000 shares of common stock. The initial warrants are exercisable for a period of five years from April 6, 2001, at a per share exercise price equal to the lesser of (a) $5.30 or (b) a price equal to 110% of the average of the closing bid price of the common stock for the thirty trading days ending on January 1, 2002. The warrants also include the issuance to the investors of warrants to purchase an aggregate of 120,000 shares of common stock, which are exercisable simultaneous with and as a condition to any redemption of the shares. Finally, the warrants include the issuance to the investors of warrants to purchase shares of common stock in an amount determined by dividing (x) 30% of the shares originally purchased by the investors by (y) the average closing bid price of the common stock during the five day period ending on February 15, 2002 (the "30% warrants"). The 30% warrants are exercisable for a period of five years from February 15, 2002 at per share exercise price equal to 110% of the average closing bid price of the common stock during the five day period ending on February 15, 2002.

Management believes that proceeds received in connection with the preferred stock issuance in April 2001 will allow the Company to meet its future liquidity needs until the Company establishes a positive cash flow from operations.

RISK FACTORS

In addition to the other information in this Form 10-K, the following factors should be considered carefully in evaluating our business and prospects:

WE HAVE PREVIOUSLY BEEN IN TECHNICAL DEFAULT OF OUR CREDIT FACILITIES.

We have a revolving credit line from FINOVA Capital Corporation, and term loans from FMCI and Southtrust Bank, N.A. which have outstanding balances as of June 30, 2001 of $8,776,278, $3,381,796 and $11,280,499, respectively. Substantially all of our assets are pledged as collateral to secure outstanding borrowings under such loans. But for waivers obtained from all of the lenders for the year ended March 31, 2001, we would be in default of substantially all of the financial covenants under all of the loans.

In the event we default under the loans in the future and cannot obtain wavers for those defaults, such defaults could result in our indebtedness becoming immediately due and payable and the foreclosure of our assets by our creditors. In either event, it is unlikely that we would be able to continue the operation of our business.

[DISCLOSURE TO BE ADDED BASED UPON OUTCOME OF NEGOTIATIONS WITH FINOVA]

WE MAY NEED ADDITIONAL FINANCING AND SUCH FINANCING MAY NOT BE AVAILABLE.

We have incurred substantial debt in connection with the financing of our business. The aggregate amount outstanding of our borrowing under our various credit facilities is approximately $23,438,573 as of June 30, 2001. In addition to two term loan credit facilities that we have obtained, we have obtained a revolving line of credit from FINOVA Capital Corporation in the maximum principal amount of $13,000,000 through which we finance our day-to-day working capital needs. The line of credit is secured in part by our accounts receivable and inventory. The amounts that we can borrow under the line of credit fluctuate based on our inventory and accounts receivable levels. Generally, we borrow the maximum amount available to us under our line of credit and under other credit facilities. At June 30, 2001, the maximum amount we could borrow under our revolving credit line totaled approximately $9,000,000. If we are unable to generate sufficient cash flow or borrow additional amounts to fund our working capital needs and to pay our debts, we will be required to seek additional financing in the near future. We do not know if we can obtain additional financing or if the terms of any required financing will be acceptable to us. If we are unable to fund our working capital needs and additional growth through our existing credit facilities, cash flow or additional financing, or if additional financing is not available under acceptable terms to us, our business, prospects, results of operations, cash flows and future growth will be negatively affected.

WE MAY ISSUE ADDITIONAL SECURITIES WITH RIGHTS SUPERIOR TO THOSE OF THE COMMON STOCK, WHICH COULD MATERIALLY LIMIT THE OWNERSHIP RIGHTS OF EXISTING SHAREHOLDERS.

We may offer additional debt or equity securities in private and/or public offerings in order to raise working capital and to refinance our debt. The Board of Directors has the right to determine the terms and rights of any debt securities and preferred stock without obtaining the approval of the shareholders. It is likely that any debt securities or preferred stock that we sell would have terms and rights superior to those of the common stock and may be convertible into common stock. Any sale of securities could adversely affect the interests or voting rights of the holders of common stock, result in substantial dilution to existing shareholders, or adversely affect the market price of our common stock.

THE CHIEF EXECUTIVE OFFICER OWNS A LARGE PERCENTAGE OF THE OUTSTANDING SHARES, WHICH COULD MATERIALLY LIMIT THE OWNERSHIP RIGHTS OF EXISTING SHAREHOLDERS.

As of June 30, 2001, Angelo S. Morini, our founder, President and Chief Executive Officer, owned approximately 42.2% of our common stock and held options which, if exercised and assuming the exercise of no other outstanding options or warrants, would give him a majority of our issued and outstanding common stock. Shareholders may be unable to elect any members of the Board of Directors or exercise significant control over the Company or our business as a result of Mr. Morini's ownership.

SHAREHOLDERS MAY EXPERIENCE FURTHER DILUTION.

We have a substantial number of outstanding options and warrants to acquire shares of common stock. A total of 1,694,433 shares have been reserved for issuance upon exercise of options and warrants that we have granted or may grant in the future. A total of 1,546,764 of these options and warrants are "in the money" and are currently exercisable. "In the money" generally means that the current market price of the common stock is above the exercise price of the shares subject to the warrant or option. The issuance of common stock upon the exercise of these options and warrants could adversely affect the market price of the common stock or result in substantial dilution to our existing shareholders.

WE DO NOT ANTICIPATE PAYING DIVIDENDS ON THE COMMON STOCK.

Our current policy is to retain any future earnings to finance current working capital needs and our growth and development. We do not expect to pay dividends on common stock any time soon.

IF WE LOSE KEY FOREIGN SUPPLIERS ON WHOM WE DEPEND, WE MAY BE UNABLE TO OBTAIN ADEQUATE SUPPLIES TO MANUFACTURE OUR PRODUCTS.

Currently, we purchase our major ingredient, a milk protein called casein, from a limited number of foreign suppliers. We purchase casein from foreign suppliers because they have lower prices than domestic suppliers. However, their lower prices are generally the result of governmental export supports or subsidies. We do not have any contractual arrangements with our principal suppliers, except for short-term agreements for periods of less than six months. Because we purchase casein from foreign suppliers, its availability is subject to a variety of factors, including federal import regulations. If the export supports or subsidies are reduced or eliminated or the United States takes retaliatory action or otherwise establishes trade barriers with any of the countries in which our casein suppliers are located, our business and results of operations would be negatively affected. Moreover, exchange rate fluctuations or the imposition of import quotas or tariffs could have an adverse effect on our business and our ability to compete with competitors that do not rely on foreign suppliers. We cannot assure you that we could obtain casein from U.S. sources if a foreign supply of casein were reduced or terminated. Even if we could obtain casein from U.S. sources, our production may be reduced during the period that it takes us to change suppliers and the prices for the casein would likely be significantly higher than we are paying now. Either event would negatively affect our business, results of operations and cash flows.

WE HAVE EXPERIENCED, AND MAY CONTINUE TO EXPERIENCE, SHORTAGES OF CASEIN, OUR KEY COMPONENT.

During the later part of fiscal 2001, casein availability and prices significantly increased as a result of "Mad Cow" and "foot and mouth" disease epidemics in Europe. Some of the Company's suppliers experienced casein shortages and were unable to provide all of the casein required by the Company in the production of its products. The Company's inability to obtain sufficient quantities of casein resulted in the Company not being able to fill all of the orders the Company had for its products during the third and fourth quarters of fiscal year 2001, which had an adverse impact on the Company's results of operations for such fiscal year. It is likely that the casein shortage will continue during fiscal year 2002. If the Company is unable to obtain sufficient casein, the Company's business, results of operations and cash flows.

BECAUSE WE ARE DEPENDENT UPON A SINGLE MANUFACTURING FACILITY, THE LOSS OF THE FACILITY WOULD RESULT IN A WORK STOPPAGE, WHICH WOULD NEGATIVELY IMPACT OUR BUSINESS.

We manufacture all of our products at a single manufacturing facility in Orlando, Florida, and our revenues are dependent upon the continued operation of this facility. This facility is subject to a lease that expires in November 2001, unless renewed pursuant to terms mutually agreeable to us and our landlord. We do not have a backup facility or contractual arrangements with any other manufacturers in the event of a casualty to or destruction of the facility or if the facility ceases to be available to us for any other reason. If we are required to rebuild or relocate our manufacturing facility, a substantial investment in improvements and equipment would be necessary. Any rebuilding or relocation also would likely result in a significant delay or reduction in manufacturing and production capability which, in turn, could lead to substantially reduced sales and loss of market share. Although we are in negotiations with our landlord for the renewal of our lease, there is no assurance that such negotiations will be successful or that the lease can be renewed under favorable terms.

WE RELY ON THE EFFORTS OF OUR PRESIDENT AND CHIEF EXECUTIVE OFFICER, AND THE LOSS OF HIS SERVICES COULD MATERIALLY ADVERSELY AFFECT OUR BUSINESS.

Our success will be largely dependent upon the personal efforts and abilities of Angelo S. Morini, our President and Chief Executive Officer. If Mr. Morini ends his relationship with the Company before a qualified replacement is found, then our business, prospects and results of operations would be materially adversely affected. Mr. Morini's employment agreement has a rolling five-year term but is terminable by Mr. Morini upon a change of control of the Company. Although we are the beneficiary of a life insurance policy on Mr. Morini, our insurance would likely not be sufficient to compensate us for the loss of Mr. Morini's services in the event of his death until a suitable replacement could be engaged.

COMPETITION IN OUR INDUSTRY IS INTENSE.

Competition in our segment of the food industry is intense. We believe that as consumers become more interested in healthy food alternatives the competition in our markets will increase substantially. In particular, we compete with major companies such as Kraft, which produces products under the Kraft Free(R) label, Borden's, and ConAgra, which produces products under the Healthy Choice(R) label. Each of these companies has substantially greater name recognition and greater research and development, marketing, financial and human resources than we do. These advantages have led to a substantially greater market penetration and product acceptance than we have developed. In addition, our competitors may succeed in developing new or enhanced products that are better than our products. These companies may also prove to be more successful than us in marketing and selling these products. We cannot assure you that we will be able to compete successfully with any of these companies or achieve a greater market share than it currently possesses. Increased competition as to any of our products or services could result in price reductions, reduced margins, and loss of market share, which could negatively affect our business, prospects, results of operations and financial condition.

WE RELY ON THE PROTECTION OF OUR TRADEMARKS, AND THE LOSS OF A TRADEMARK WOULD NEGATIVELY IMPACT THE PRODUCTS ASSOCIATED WITH THE TRADEMARK, WHICH COULD MATERIALLY ADVERSELY AFFECT OUR BUSINESS.

We own several registered and unregistered trademarks, which are used in the marketing and sale of our products. We have invested a substantial amount of money in promoting our trademarked brands. However, the degree of protection that these trademarks afford us is unknown. Further, we may not have the money necessary to engage in actions to prevent infringement of our trademarks. A loss of a trademark would negatively impact the products associated with it, and could negatively affect our business, prospects, results of operations, financial condition and cash flows.

We do not have patent protection for our formulas and processes, and a loss of ownership of any of our formulas and processes would negatively impact our business.

We believe that we own our formulas and processes. However, we have not sought, and do not intend to seek, patent protection for our formulas and processes. Instead, we rely on the complexity of our formulas and processes, trade secrecy laws, and employee confidentiality agreements. However, we cannot assure you that other companies will not acquire our confidential information or trade secrets or will not independently develop equivalent or superior products or technology and obtain patent or similar rights. Although we believe that our formulas and processes have been independently developed and do not infringe the patents or rights of others, a variety of components of our processes could infringe existing or future patents, in which event we may be required to modify our processes or obtain a license. We cannot assure you that we will be able to do so in a timely manner or upon acceptable terms and conditions and the failure to do either of the foregoing would negatively affect our business, results of operations, financial condition and cash flows.

BECAUSE WE SELL FOOD PRODUCTS, WE FACE THE RISK OF EXPOSURE TO PRODUCT LIABILITY CLAIMS.

We, like any other seller of food, face the risk of exposure to product liability claims in the event that our quality control procedures fail and the consumption of our products causes injury or illness. With respect to product liability claims, our insurance may not continue to be available at a reasonable cost, or, if available, may not be adequate to cover liabilities. We generally seek contractual indemnification and insurance coverage from parties supplying us products, but this indemnification or insurance coverage is limited, as a practical matter, to the creditworthiness of the indemnifying party, and their carriers, if any, as well as the insured limits of any insurance provided by suppliers. If we do not have adequate insurance or contractual indemnification available, product liability claims relating to defective products could have a material adverse effect on our financial condition, results of operations and cash flows.

GOVERNMENT REGULATION COULD INCREASE OUR COSTS OF PRODUCTION AND INCREASE OUR LEGAL AND REGULATORY EXPENSES.

We are subject to extensive regulation by federal, state, and local governmental authorities regarding the quality, purity, manufacturing, distribution, and labeling of food products. We cannot assure that you that we will be able to continue to comply with these regulations, or comply with future regulations, without inordinate cost or interruption of our operations. Failure to comply with applicable laws and regulations could subject us to civil remedies, including fines, injunctions, recalls or seizures, as well as possible criminal sanctions, which could have a material adverse effect on our business.

THE LIQUIDITY OF OUR SHARES MAY BE NEGATIVELY IMPACTED BY THE LOW VOLUME OF TRADING OF OUR SHARES.

Although our shares are publicly traded on the American Stock Exchange, the trading market for our shares is limited. During the last quarter of fiscal year 2001 and the first quarter of fiscal year 2002 the trading volume for our shares averaged less than 23,000 and 15,000 shares, respectively, per trading day. We do not anticipate any material increase in the trading volume for our shares. The lack of an active trading market for our shares could negatively impact shareholders' ability to sell their shares when they desire and the price that could be obtained upon a sale of shares.

RISING INTEREST RATES COULD NEGATIVELY AFFECT OUR RESULTS OF OPERATIONS.

The interest rates of our revolving line of credit and our term loans fluctuate based upon changes in our lenders' prime rate. Increases in the prime rate will result in an increase in our cost of funds, and could negatively affect our results of operations. We have not entered into any derivative instruments such as interest rate swap or hedge agreements to manage our exposure to rising interest rates.

THE MARKET PRICE OF OUR STOCK COULD BE SUBJECT TO FLUCTUATION.

The market price of our common stock could be subject to fluctuations in response to factors such as the following, some of which are beyond our control:

          -    quarterly variations in our operating results;

          - operating results that vary from the expectations of securities analysts and investors;

          - changes in expectations as to our future financial performance, including financial estimates by securities analysts and investors;

          - announcements by us or our competitors of major business developments, such as new products, services or technologies or significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

          - announcements by third parties of significant claims or proceedings against us;

          -    future sales of our common stock; and

          -    general market conditions.


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

In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 ("FIN 44"), Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25. FIN 44 clarifies the application of Opinion No. 25 for (a) the definition of employee for purposes of applying Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequences of various modifications to the previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 was effective July 2, 2000, but certain conclusions cover specific events that occur after either December 15, 1998 or January 12, 2000. The impact to the Company related to the adoption of FIN 44 was to record compensation expense of $1,100,000 for the year ended March 31, 2001 in connection with notes receivable amended in June 1999 related to the exercise of options of the Company's President. See Note 7 to the notes to the Company's financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The interest on the Company's debt is floating and based on the prevailing market interest rates. For market based debt, interest rate changes generally do not affect the market value of the debt but do impact future interest expense and hence earnings and cash flows, assuming other factors remain unchanged. A theoretical 1% change in market rates in effect on March 31, 2001 with respect to the Company's anticipated debt as of such date would increase interest expense and hence increase the net loss of the Company by approximately $234,000 per year.

The Company's fiscal 2001, 2000 and 1999 sales denominated in a currency other than U.S. dollars were less than 1% of total sales and no net assets were maintained in a functional currency other than U. S. dollars at March 31, 2001, 2000 and 1999. The effects of changes in foreign currency exchange rates has not historically been significant to the Company's operations or net assets.

ITEM 8. FINANCIAL STATEMENTS.


Report of Independent Certified Public Accountants


To the Board of Directors and Stockholders
Galaxy Nutritional Foods, Inc.
Orlando, Florida


We have audited the accompanying balance sheets of Galaxy Nutritional Foods, Inc. as of March 31, 2001 and 2000 and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended March 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Galaxy Nutritional Foods, Inc. as of March 31, 2001 and 2000 and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

As explained in Note 16 to the financial statements, effective April 1, 2000 the Company changed its accounting policy with respect to slotting fees and certain advertising costs.


                                            /s/ BDO Seidman, LLP


New York, New York
June 20, 2001, except for
  Note 5 as to which the
  date is July 16, 2001

                         GALAXY NUTRITIONAL FOODS, INC.
                                 BALANCE SHEETS

                                                                                  MARCH 31,        MARCH 31,
                                                                                    2001             2000
                                                                                ------------     ------------
                                     ASSETS

CURRENT ASSETS:
  Cash                                                                          $        500     $        383
  Trade receivables, net of allowance for doubtful
    accounts of $375,000 and $175,000                                              8,053,561        7,456,936
  Inventories                                                                     10,774,540        9,022,948
  Other receivables                                                                  519,624          296,291
  Deferred tax asset                                                                 532,000          453,000
  Prepaid expenses                                                                 1,107,100        1,521,634
                                                                                ------------     ------------

         Total current assets                                                     20,987,325       18,751,192

PROPERTY AND EQUIPMENT, NET                                                       25,303,094       16,020,746
DEFERRED TAX ASSET                                                                 1,028,000          867,000
OTHER ASSETS                                                                         764,707          811,455
                                                                                ------------     ------------

         TOTAL                                                                  $ 48,083,126     $ 36,450,393
                                                                                ============     ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Book overdrafts                                                               $    446,829     $  1,694,753
  Line of credit                                                                   8,776,278        4,784,999
  Accounts payable                                                                 9,456,065        5,016,556
  Accrued liabilities                                                                143,782          167,334
  Current portion of term notes payable                                            1,666,000           78,705
  Current portion of subordinated notes payable                                      502,866               --
  Current portion of obligations under capital leases                                 28,755           30,364
                                                                                ------------     ------------

         Total current liabilities                                                21,020,575       11,772,711

TERM NOTES PAYABLE, less current portion                                           9,614,499        3,914,201
SUBORDINATED NOTES PAYABLE, less current portion                                   2,878,930        3,168,607
OBLIGATIONS UNDER CAPITAL LEASES, less current portion                                29,825           69,829
                                                                                ------------     ------------

         Total liabilities                                                        33,543,829       18,925,348
                                                                                ------------     ------------

COMMITMENTS

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value, authorized 85,000,000 shares; 10,017,612 and
    9,184,546 shares issued                                                          100,176           91,845
  Additional paid-in capital                                                      51,902,100       48,289,955
  Accumulated deficit                                                            (24,570,318)     (18,084,555)
                                                                                ------------     ------------

                                                                                  27,431,958       30,297,245
  Less: Notes receivable arising from the exercise of stock
         options and sale of common stock                                        (12,772,200)     (12,772,200)
        Treasury stock, 26,843 shares, at cost                                      (120,461)              --
                                                                                ------------     ------------

         Total stockholders' equity                                               14,539,297       17,525,045
                                                                                ------------     ------------

         TOTAL                                                                  $ 48,083,126     $ 36,450,393
                                                                                ============     ============

                 See accompanying notes to financial statements

                         GALAXY NUTRITIONAL FOODS, INC.
                            STATEMENTS OF OPERATIONS

YEARS ENDED MARCH 31,                            2001             2000             1999
                                             ------------     ------------     ------------
NET SALES                                    $ 46,992,291     $ 42,234,984     $ 29,790,025

COST OF GOODS SOLD                             32,841,748       27,233,736       19,390,253
                                             ------------     ------------     ------------
Gross margin                                   14,150,543       15,001,248       10,399,772
                                             ------------     ------------     ------------

OPERATING EXPENSES:
Selling                                        10,857,336        6,147,442        4,861,703
Delivery                                        2,454,616        2,215,903        1,564,514
Non-cash compensation related to options        1,100,000               --               --
General and administrative                      3,339,879        3,240,019        2,204,623
Research and development                          265,949          226,436          198,398
                                             ------------     ------------     ------------
Total operating expenses                       18,017,780       11,829,800        8,829,238
                                             ------------     ------------     ------------

INCOME (LOSS) FROM OPERATIONS                  (3,867,237)       3,171,448        1,570,534
                                             ------------     ------------     ------------

OTHER INCOME (EXPENSE):
Interest expense                               (2,047,097)        (744,498)        (233,826)
Interest income                                        --               --            6,023
Other                                             (25,000)          (6,390)           8,636
                                             ------------     ------------     ------------
Total                                          (2,072,097)        (750,888)        (219,167)
                                             ------------     ------------     ------------

INCOME (LOSS) BEFORE INCOME TAXES            $ (5,939,334)    $  2,420,560     $  1,351,367

INCOME TAX BENEFIT (EXPENSE)                      240,000        1,209,331          (60,000)
                                             ------------     ------------     ------------

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF
  CHANGE IN ACCOUNTING POLICY                $ (5,699,334)    $  3,629,891     $  1,291,367

CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING POLICY                              (786,429)              --               --
                                             ------------     ------------     ------------

NET INCOME (LOSS)                            $ (6,485,763)    $  3,629,891     $  1,291,367
                                             ============     ============     ============

BASIC NET INCOME (LOSS) PER COMMON
  SHARE BEFORE CUMULATIVE EFFECT OF
  CHANGE IN ACCOUNTING POLICY                $      (0.61)    $       0.40     $       0.14

CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING POLICY                                 (0.08)              --               --
                                             ------------     ------------     ------------

NET INCOME (LOSS)                            $      (0.69)    $       0.40     $       0.14
                                             ============     ============     ============

DILUTED NET INCOME (LOSS) PER
  COMMON SHARE BEFORE CUMULATIVE EFFECT
  OF CHANGE IN ACCOUNTING POLICY             $      (0.61)    $       0.39     $       0.14

CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING POLICY                                 (0.08)              --               --
                                             ------------     ------------     ------------

NET INCOME (LOSS)                            $      (0.69)    $       0.39     $       0.14
                                             ============     ============     ============

                 See accompanying notes to financial statements

                         GALAXY NUTRITIONAL FOODS, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY


                            Common Stock                                                    Notes
                      -------------------------      Additional        Accumulated      Receivable for   Treasury
                         Shares     Par Value     Paid-In Capital        Deficit         Common Stock      Stock           Total
                      --------------------------------------------------------------------------------------------------------------
Balance at April 1,
  1998                  8,816,699   $   88,167    $    46,459,542    $   (23,005,813)   $  (12,772,200)  $        -    $ 10,769,696

Exercise of options         1,144           11              3,989                  -                 -                        4,000
Issuance of common
  stock under private
  placement               357,143        3,571            933,929                  -                 -            -         937,500
Issuance of common
  stock under
  employee stock
  purchase plan             8,046           81             31,362                  -                 -            -          31,443
Issuance of warrants            -            -             68,500                  -                 -            -          68,500
Net income                      -            -                  -          1,291,367                 -            -       1,291,367
                      --------------------------------------------------------------------------------------------------------------
Balance at March 31,
  1999                  9,183,032   $   91,830    $    47,497,322    $   (21,714,446)   $  (12,772,200)  $        -    $ 13,102,506

Exercise of options         1,000           10              4,705                  -                 -                        4,715
Issuance of common
  stock under
  employee stock
  purchase plan               514            5              1,028                  -                 -            -           1,033
Issuance of warrants            -            -            786,900                  -                 -            -         786,900
Net income                      -            -                  -          3,629,891                 -            -       3,629,891
                      --------------------------------------------------------------------------------------------------------------
Balance at March 31,
  2000                  9,184,546   $   91,845    $    48,289,955    $   (18,084,555)   $  (12,772,200)  $        -    $ 17,525,045

Purchase of treasury
  stock                         -            -                  -                  -                 -     (120,461)       (120,461)
Exercise of warrants,
  net of costs            815,000        8,150          2,444,179                  -                 -            -       2,452,329
Issuance of common
  stock under
  employee stock
  purchase plan            18,066          181             67,966                  -                 -            -          68,147
Non-cash compensation
  related to options
  under non-recourse
  note receivable               -            -          1,100,000                  -                 -            -       1,100,000
Net loss                        -            -                  -         (6,485,763)                -            -      (6,485,763)
                      --------------------------------------------------------------------------------------------------------------
Balance at March 31,
  2001                 10,017,612   $  100,176    $    51,902,100    $   (24,570,318)   $  (12,772,200)  $ (120,461)   $ 14,539,297
                      ==============================================================================================================



                 See accompanying notes to financial statements

                         GALAXY NUTRITIONAL FOODS, INC.
                            STATEMENTS OF CASH FLOWS

YEARS ENDED MARCH 31,                                                   2001            2000            1999
                                                                    ------------     -----------     -----------
CASH FLOWS USED IN OPERATING ACTIVITIES:
  Net Income (Loss)                                                 $ (6,485,763)    $ 3,629,891     $ 1,291,367
  Adjustments to reconcile net income (loss) to net cash used in operating activities:
      Depreciation and amortization                                    1,605,149       1,149,729         735,220
      Amortization of debt discount                                      220,407          78,690              --
      Deferred tax benefit                                              (240,000)     (1,320,000)             --
      Provision for losses on trade receivables                          200,000          75,000          (4,794)
      Non-cash compensation related to options under non-recourse
        note receivable                                                1,100,000              -
      Amortization of consulting and director fee expense paid
        through issuance of common stock warrants                         16,444          18,583          22,293
      (Increase) decrease in:
        Trade receivables                                               (796,625)     (3,103,158)     (1,777,317)
        Inventories                                                   (1,751,592)     (2,787,211)     (3,776,994)
        Other receivables                                               (223,333)        (67,740)       (136,808)
        Prepaid expenses                                                 414,534        (893,918)       (306,204)
      Increase (decrease) in:
        Accounts payable                                               4,439,509       1,705,513       2,222,385
        Accrued liabilities                                              (23,552)       (301,179)         14,850
                                                                    ------------     -----------     -----------

NET CASH USED IN OPERATING ACTIVITIES                                 (1,524,822)     (1,815,800)     (1,716,002)
                                                                    ------------     -----------     -----------

CASH FLOWS USED IN INVESTING ACTIVITIES:
  Purchase of property and equipment                                 (10,887,497)     (4,404,501)     (2,168,027)
  (Increase) decrease in other assets                                     78,136        (103,632)         62,526
                                                                    ------------     -----------     -----------

NET CASH USED IN INVESTING ACTIVITIES                                (10,809,361)     (4,508,133)     (2,105,501)
                                                                    ------------     -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Book overdrafts                                                     (1,247,924)      1,191,811        (333,820)
  Net borrowings on line of credit                                     6,313,207         872,082       2,072,160
  Borrowings on term notes payable                                     7,380,593       3,992,906       1,624,000
  Repayments on term note payable                                        (93,000)     (2,806,847)       (244,000)
  Borrowings on subordinated note payable                                123,183       3,876,817              --
  Principal payments on capital lease obligations                        (41,613)       (366,816)        (63,394)
  Proceeds from issuance of common stock, net of offering costs           68,147           1,033         968,943
  Financing costs for long term debt                                     (47,832)       (441,497)       (226,343)
  Purchase of treasury stock                                            (120,461)             --              --
  Proceeds from exercise of common stock options                              --           4,715           4,000
                                                                    ------------     -----------     -----------

NET CASH FROM FINANCING ACTIVITIES                                    12,334,300       6,324,204       3,801,546
                                                                    ------------     -----------     -----------

NET INCREASE (DECREASE) IN CASH                                              117             271         (19,957)

CASH, BEGINNING OF YEAR                                                      383             112          20,069
                                                                    ------------     -----------     -----------

CASH, END OF YEAR                                                   $        500     $       383     $       112
                                                                    ============     ===========     ===========

                 See accompanying notes to financial statements.

                         GALAXY NUTRITIONAL FOODS, INC.

                          NOTES TO FINANCIAL STATEMENTS


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BUSINESS
     Galaxy Nutritional Foods, Inc. (the "Company") is principally engaged in the development, manufacturing and marketing of a variety of healthy cheese and dairy related products, as well as other cheese alternatives. These healthy cheese and dairy related products include low or no fat, low or no cholesterol and lactose-free varieties. These products are sold throughout the United States and internationally to customers in the retail, food service and industrial markets. The Company's headquarters and manufacturing facilities are located in Orlando, Florida. During November 2000, the Company formally changed its name from Galaxy Foods Company to Galaxy Nutritional Foods, Inc.

     INVENTORIES
     Inventories are valued at the lower of cost (weighted average) or market.

     PROPERTY, EQUIPMENT AND DEPRECIATION AND AMORTIZATION
     Property and equipment are stated at cost. Depreciation and amortization are computed over the estimated useful lives of the assets by the straight-line method for financial reporting and by accelerated methods for income tax purposes.

     Capital leases are recorded at the lower of fair market value or the present value of future minimum lease payments. Assets under capital leases are amortized by the straight-line method over their useful lives.

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

     FINANCIAL INSTRUMENTS
     Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2001.

     The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, trade receivables, book overdrafts, accounts payable and accrued liabilities. Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand. The fair value of the Company's long-term debt and subordinated debt is estimated based upon the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities.

                         GALAXY NUTRITIONAL FOODS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)


     IMPAIRMENT OF LONG-LIVED ASSETS
     The Company evaluates impairment of long-lived assets in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (SFAS 121). SFAS 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. There were no such impairments at March 31, 2001.

     INCOME TAXES
     Deferred income taxes are recognized for the tax consequences of temporary differences between the financial reporting bases and the tax bases of the Company's assets and liabilities in accordance with SFAS No. 109. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

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

     SEGMENT INFORMATION
     The Company does not identify separate operating segments for management reporting purposes. The results of operations are the basis on which management evaluates operations and makes business decisions. The Company's sales are generated primarily within the United States of America.

     RECENT ACCOUNTING PRONOUNCEMENTS
     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). FAS 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may specifically be designated as a hedge, the objective of which is to match the timing of gain or loss recognition of:
     (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk; or (ii) the earnings effect of the hedged transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized as income in the period of change. FAS 133, as amended by FAS 137 and 138, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Historically, the Company has not entered into any derivative contracts either to hedge existing risks or for speculative purposes. Accordingly, the new standard did not have a material effect on the Company's financial statements.

     In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 ("FIN 44"), Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25. FIN 44 clarifies the application of Opinion No. 25 for (a) the definition of employee for purposes of applying Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequences of various modifications to the previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a

                         GALAXY NUTRITIONAL FOODS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)


     business combination. FIN 44 was effective July 2, 2000, but certain conclusions cover specific events that occur after either December 15, 1998 or January 12, 2000. The impact to the Company related to the adoption of FIN 44 was to record compensation expense of $1,100,000 for the year ended March 31, 2001 in connection with notes receivable amended in June 1999 related to the exercise of options by the Company's President (see Note 7).

(2)  INVENTORIES

     Inventories are summarized as follows:

                                               March 31, 2001     March 31, 2000
                                               --------------     --------------
     Raw materials                               $ 4,314,685        $4,005,324
     Finished goods                                6,459,855         5,017,624
                                                 -----------        ----------

     Total                                       $10,774,540        $9,022,948
                                                 ===========        ==========


(3)  PREPAID EXPENSES

     Prepaid expenses are summarized as follows:

                                          March 31, 2001          March 31, 2000
                                          --------------          --------------
     Prepaid advertising                    $  587,764             $  375,364
     Prepaid slotting                               --                457,162
     Prepaid commissions                       210,914                151,114
     Other                                     308,422                537,994
                                            ----------             ----------

     Total                                  $1,107,100             $1,521,634
                                            ==========             ==========

     The Company expenses the production costs of advertising the first time the advertising takes place. During fiscal 2001, the Company changed its accounting policy with regards to slotting fees and direct response advertising costs to expense these costs as incurred (see Note 16).

     Advertising expense was approximately $2,438,000, $904,000 and $698,000 during fiscal 2001, 2000 and 1999, respectively.

                         GALAXY NUTRITIONAL FOODS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)


(4)  PROPERTY AND EQUIPMENT

     Property and equipment are summarized as follows:

                                                 Useful Lives      March 31, 2001       March 31, 2000
                                                 ------------      --------------       --------------
     Leasehold improvements                      10-25 years         $ 3,185,490         $  3,184,988
     Machinery and equipment                      5-15 years          16,993,002           14,935,169
     Delivery equipment and autos                  3-5 years              15,149               15,652
     Equipment under capital leases               7-15 years             314,543              314,543
     Parts and tooling                             1-3 years             219,808                   --
     Construction in progress                                         10,104,846            1,525,905
                                                                     -----------         ------------

                                                                      30,832,838           19,976,257
     Less accumulated depreciation and
       amortization                                                    5,529,744            3,955,511
                                                                     -----------          -----------

     Property and equipment, net                                     $25,303,094          $16,020,746
                                                                     ===========          ===========

     Interest in the amount of $826,725, $490,442 and $395,963 was capitalized to construction in progress during the years ended March 31, 2001, 2000, and 1999, respectively.

     The Company estimates that approximately $500,000 of additional costs will be incurred to complete the construction in progress projects.

(5)  LINE OF CREDIT AND LONG-TERM DEBT

     During November 1996, the Company entered into a two year agreement which provided a $2 million line of credit for working capital and expansion purposes. The availability under this line of credit was increased to $3 million in February 1997, $3.5 million in June 1998, $5.5 million in December 1998, $7.5 million in April 2000 and $13 million in August 2000. The amount available under the line of credit is based on a formula of 85% of eligible accounts receivable plus 50% of eligible inventories not to exceed $6,000,000, as defined in the agreement. Amounts outstanding under the agreement are collateralized by all accounts receivable, inventory and machinery and equipment owned by the Company. Interest is payable on the outstanding draws on the line of credit at a rate of prime minus 0.10% percent (8.4% at March 31, 2001). The line of credit expires on October 31, 2002. As of March 31, 2001, the Company had an outstanding balance of $8,776,278 under this line of credit agreement.

     On June 27, 1997, the Company secured a $1.5 million term note payable to finance the acquisition of certain production equipment. Amounts outstanding under the agreement are collateralized by machinery and equipment owned by the Company. During June 1998, the Company signed an amendment to the above contract which expanded the term note payable to $3 million. The amendment also reduced the interest on the term note to prime plus one percent. This note is payable at the rate of $432,000 per year, with a balloon payment due on October 31, 2001. This note was paid in full during March 2000 through a new financing agreement with a different financial institution. The new term note payable has availability to $10 million and bears interest at the prime rate (8% at March 31, 2001).

                         GALAXY NUTRITIONAL FOODS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)


     This note is payable interest only through February 1, 2001, with monthly payments of $93,000, plus interest payable beginning March 1, 2001. The note will mature on March 10, 2005. Amounts under the new agreement are collateralized by machinery and equipment owned by the Company. The new note is being used to finance new production equipment purchased by the Company throughout fiscal 2001. As of March 31, 2001, the balance outstanding under this agreement was $9,780,499. The Company paid approximately $26,000 in loan costs in connection with this new financing.

     During November 2000, the Company's president guaranteed a $1.5 million short term bridge loan from SouthTrust Bank, N.A. with shares of his common stock pledged as collateral. Interest on this note is at the prime rate (8% at March 31, 2001). Principal payments of $50,000 per month are payable, commencing in May 2001. The note matures October 2003.

     On September 30, 1999, the Company secured a $4 million subordinated note payable less loan costs of $380,000 to finance working capital and capital improvement needs of the Company. Amounts outstanding under the agreement are collateralized by a subordinated lien on substantially all assets of the Company. The subordinated note is payable interest only monthly with a principal payment in one lump sum upon maturity on September 30, 2004 and bears interest at a rate of 11.5% which was adjusted in December 2000 from 13.5%. The Company issued a warrant to purchase up to 915,000 shares of common stock to the subordinated note holder at an exercise price of $3.41 per share which represented 80% of the fair value of the Company's stock on the date the warrant was issued. The warrant was valued at $786,900 which was recorded as a debt discount and is being amortized to interest expense from the date of issuance of the note to the maturity date of the note of September 30, 2004.

     On December 26, 2000, the subordinated note holder exercised a portion of the warrant to purchase 815,000 shares of common stock at a price of $3.41 per share. The Company received net proceeds of $2,452,329, after paying transaction costs of $326,822. In connection with this transaction, the Company agreed to reimburse the note holder for brokerage commission and other expenses incurred by the note holder for the sale of the 815,000 shares to the public, which were sold at a price of $3.25 per share. These costs and expenses were recorded as a reduction in the proceeds received from the exercise of the warrants. In addition, the Company agreed to guarantee the price ($4.41 per share) at which the shares would be sold to the public. The difference between the actual price received by the note holder ($3.25) and the guaranteed price ($4.41) was $945,400, which was recorded as a debt discount and is being amortized over the remaining term of the subordinated note. The consideration for the difference between the exercise price of $3.41 and the guaranteed price of $4.41 was $815,000 and was funded through the issuance of an additional subordinated term note which is due in December 2001. During fiscal 2001 and 2000, $220,407 and $78,690 of the total debt discount of $1,732,000 was amortized to interest expense, respectively. As of March 31, 2001 and 2000, the unamortized debt discount was $1,433,203 and $708,210, respectively, and the principal balance on the notes was $4,815,000 and $3,876,817, respectively.

     Aggregate maturities of the term notes and subordinated notes payable over future years are as follows: 2002 - $2,168,866, 2003 - $1,302,430, 2004 -
     $4,993,010 and 2005 - $6,197,989.

     The line of credit, term note payable, and subordinated note payable contain certain financial and operating covenants. The Company was in violation of substantially all financial covenants at March 31, 2001. The lender of the subordinated note payable waived the violation for the quarters ended March 31, 2001 and June 30, 2001 and amended the covenants for the quarters subsequent to June 30, 2001. In connection with the amendment to the subordinated debt covenants dated July 12, 2001, the interest on the subordinated note was increased to 13.5% and the maturity date was changed to August 1, 2003. The lender of the line of credit waived the violations for the year ended March 31, 2001 and quarter ended June 30, 2001 and amended the covenants for the quarters subsequent to June 30, 2001. In connection with the amendment to the line of credit covenants dated July 13, 2001, the interest on the line of credit was increased to prime plus 2%. The lender of the term note payable waived the violations for the year ended March 31, 2001 and on July 16, 2001 amended the covenants for the periods subsequent to March 31, 2001. Total fees incurred in connection with these waivers and amendments were $120,000 and are due by December 31, 2001.

                         GALAXY NUTRITIONAL FOODS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)

(6)  COMMITMENTS

     LEASES
     The Company leases its operating facilities and certain equipment under operating and capital leases, expiring at various dates through fiscal year 2005. The following is a schedule by years as of March 31, 2001, of (1) future minimum lease payments under capital leases, together with the present value of the net minimum lease payments and (2) future minimum rental payments required under operating leases that have initial or remaining terms in excess of one year:

                                                                    Capital         Operating
                                                                    Leases           Leases
                                                                    -------        -----------
     2002                                                           $33,292        $   665,000
     2003                                                            23,593            439,000
     2004                                                             5,164            403,000
     2005                                                             3,481            223,000
                                                                    -------         ----------

     Total net minimum lease payments                                65,530         $1,730,000
                                                                                    ==========
     Less amount representing interest                                6,950
                                                                    -------

     Present value of the net minimum lease payments                 58,580
     Less current portion                                            28,755
                                                                    -------

     Long-term obligations under capital leases                     $29,825
                                                                    =======

     The total capitalized cost for equipment under capital lease is $314,543, with accumulated depreciation of $255,038 as of March 31, 2001.

     Rental expense was approximately $987,000, $750,000 and $520,000 for the fiscal years ended March 31, 2001, 2000 and 1999, respectively.

     EMPLOYMENT AGREEMENT
     On June 17, 1999, the Company's Board of Directors issued a new employment agreement for the Company's President. The new agreement allows for a one time grant of a stock option to purchase a maximum of 1,357,000 shares of common stock. The option was granted in June 1999 and is exercisable immediately at $3.31 per share and expires June 2009. The new agreement also forgives the unaccrued interest on the existing note, provides for a salary of $300,000 and decreases the annual bonus to a sliding scale of pre-tax income, beginning with the fiscal year ending March 31, 2000. This new agreement has a rolling five-year term.

(7)  CAPITAL STOCK

     REVERSE STOCK SPLIT
     On February 11, 1999, the Company completed a one for seven reverse stock split with respect to its common stock. All common share information included in the accompanying financial statements has been retroactively adjusted to give effect to the reverse stock split.

     NOTES RECEIVABLE FOR COMMON STOCK
     The Company entered into a $1,200,000 full recourse note receivable in November 1994 and a $11,572,200 full recourse note receivable in October 1995 in connection with the exercise of stock options by the Company's President. The notes were interest bearing and were secured by 2,914,286 shares of the Company's common stock. In June 1999, in connection with an amendment to the President's employment agreement (see Note 9), the notes were consolidated into a single note receivable in the amount of $12,772,200, which is the current outstanding obligation as of March 31, 2001. This new note is non-interest bearing and non-recourse and is secured by 2,914,286 shares of common stock. All accumulated and future interest on the old notes was forgiven and the term of the note was extended to June 15, 2006. Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) indicates that the exercise of options with a non-recourse note should be treated as the grant of a stock option.

     The Financial Accounting Standards Board issued Interpretation No. 44 ("FIN 44"), which clarifies the application of APB Opinion 25 relating to the accounting consequences of various modifications to fixed stock options. FIN 44 covers specific events that occurred after December 15, 1998 and was effective as of July 2, 2000. FIN 44 clarified that when an option is repriced, it is treated as a variable option and is marked to market each quarter. The adoption of FIN 44 required the Company to change its accounting related to the above note receivable. The underlying options were required to be treated as variable due to the exchange of interest bearing recourse notes with a non-interest bearing non-recourse note. Accordingly, any differences between the exercise price of the options and the market price of the Company's common stock is recorded as compensation expense at each reporting period. As of March 31, 2001, the Company recorded $1,100,000 of compensation expense to mark the options to market in accordance with variable accounting.

                         GALAXY NUTRITIONAL FOODS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)


     EMPLOYEE STOCK PURCHASE PLAN
     In January 1992, the Company's stockholders approved the 1991 Employee Stock Purchase Plan (the "1991 Purchase Plan"). The 1991 Purchase Plan provides for the sale of up to an aggregate of 35,715 shares of common stock to eligible employees. Up to 358 shares may be purchased by each eligible employee at the lesser of 85% of the fair market value of the shares on the first or last business day of the six-month purchase periods ending August 31 and February 28. Substantially all full-time employees are eligible to participate in the plan. During the year ended March 31, 2001, 10,264 shares were accrued and 18,066 shares were issued under this plan at prices ranging from $3.63 to $4.09 per share. During the year ended March 31, 2000, 7,802 shares were accrued and 514 shares were issued under this plan at prices ranging from $3.24 to $3.78 per share. During the year ended March 31, 1999, 8,046 shares were purchased under this plan at prices ranging from $3.77 to $3.94 per share. The weighted average fair value of the shares issued were $3.77, $3.52 and $3.91 per share for the fiscal years ended March 31, 2001, 2000 and 1999, respectively.

     COMMON STOCK OPTIONS AND WARRANTS ISSUED FOR CONSULTING SERVICES
     During the fiscal years ended March 31, 2001, 2000 and 1999, consulting expense of $16,444, $18,583 and $22,293, respectively, was recognized on common stock options and warrants granted to officers, directors and consultants.

     STOCK WARRANTS
     At March 31, 2001, the Company had common stock warrants outstanding which were issued in connection with sales consulting, financial consulting, and financing arrangements. Information relating to these warrants is summarized as follows:

     Expiration Date                        Number of Warrants     Exercise Price
     ---------------                        ------------------     --------------
     May 2001                                     4,286                  $8.53
     April 2002                                   7,143                   5.46
     July 2002                                    1,071                   5.67
     September 2002                                 143                   6.79
     December 2002                               10,714                   5.04
     September 2004                             100,000                   3.41
     August 2005                                  7,143                   4.48
     December 2005                               81,500                   3.90
     January 2006                                33,571                   4.81
     August 2008                                 15,715                   4.81
     January 2009                                 1,430                   3.94
                                                -------
                                                262,716
                                                =======

     STOCK OPTIONS
     At March 31, 2001 the Company has three employee stock option plans which were adopted in 1987, 1991, and 1996 and has granted additional non-plan stock options. The Company applies APB Opinion 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for these plans. Under the provisions of APB Opinion 25, if options are granted or extended at exercise prices less than

                         GALAXY NUTRITIONAL FOODS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)


     fair market value, compensation expense is recorded for the difference between the grant price and the fair market value at the date of grant.

     Under the Company's stock option plans, qualified and nonqualified stock options to purchase up to 178,572 shares of the Company's common stock may be granted to employees and members of the Board of Directors. The maximum term of options granted under the plans is ten years.

     Statement of Financial Accounting Standards No. 123 ("FAS 123"), Accounting for Stock Based Compensation, requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for the Company's stock options had been determined in accordance with the fair value based method prescribed in FAS 123. The Company estimates the fair value of each stock option at the grant date by using a Black-Scholes option-pricing model with the following assumptions used in the fiscal 2001 option-pricing model as follows: no dividend yield, 46% volatility, risk-free interest rate ranging from 4.42% to 5.69%, and expected lives of ten years. Assumptions used for grants in 2000: no dividend yield, 43% volatility, risk-free interest rate of 4.64%, and expected lives of ten years. Assumptions used for grants in 1999: no dividend yield, volatility of 80%, risk-free interest rates ranging from 4.64% to 5.25% and expected lives of ten years. Had compensation cost been determined based on the fair value of options at their grant dates in accordance with FAS 123, the Company would have increased their net loss by $26,774 for fiscal 2001 and reduced net income by $2,755,910 and $73,808 for fiscal 2000 and 1999, respectively. This would not have any effect on loss per share for fiscal 2001. Basic and diluted pro forma earnings per share would have been $0.10 and $0.09, respectively for fiscal 2000. The effect on earnings per share is less than $0.01 per share for fiscal 1999.

     The following table summarizes information about plan stock option activity for the years ended March 31, 2001, 2000 and 1999:

                                                          Weighted-Average      Weighted-Average
                                                           Exercise Price        Fair Value of
                                            Shares            per Share          Options Granted
                                            ------        ----------------      ----------------
     Balance, March 31, 1998                70,024              $ 8.96              $  --
     Granted - at market                    28,572                2.84               2.59
     Exercised                              (1,143)               3.50                 --
     Canceled                              (10,834)               8.81                 --
                                           -------              ------              -----

     Balance, March 31, 1999                86,619                4.73                 --
     Granted - at market                     5,000                3.91               2.40
     Exercised                              (1,000)               4.71                 --
     Canceled                               (2,643)              10.55                 --
                                           -------              ------              -----

     Balance, March 31, 2000                87,976                4.51                 --
     Canceled                               (7,286)               4.68                 --
                                           -------              ------              -----

     Balance, March 31, 2001                80,690              $ 4.50              $  --
                                            ======              ======              =====

                         GALAXY NUTRITIONAL FOODS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)


     At March 31, 2001, 2000 and 1999, a total of 66,263, 61,261 and 56,430 of the outstanding plan options were exercisable with a weighted-average exercise price of $4.81, $4.90 and $5.28 per share, respectively.

     The following table summarizes information about non-plan stock option activity for the years ended March 31, 2001, 2000, and 1999:

                                                       Weighted-Average     Weighted-Average
                                                        Exercise Price       Fair Value of
                                          Shares           per Share         Options Granted
                                         ---------     ----------------     ----------------
     Balance, March 31, 1998               188,215             6.86              $  --
     Canceled                               (2,834)           14.00                 --
                                         ---------           ------              -----

     Balance, March 31, 1999               185,381             6.10                 --
     Granted - at market                 1,357,000             3.31
     Canceled                               (2,286)           14.00                 --
                                         ---------           ------              -----

     Balance, March 31, 2000             1,540,095             3.63                 --
     Granted - at market                    11,216             3.74               2.39
     Canceled                               (7,308)            8.59                 --
                                         ---------           ------              -----

     Balance, March 31, 2001             1,544,003           $ 3.61              $  --
                                         =========           ======              =====


     At March 31, 2001, 2000 and 1999, a total of 1,537,336, 1,532,956 and
     171,095 of the outstanding non-plan options were exercisable with a weighted-average exercise price of $3.61, $3.61 and $5.90, respectively.

     The following table summarizes information about plan and non-plan stock options outstanding and exercisable at March 31, 2001:

                                                              Options Outstanding
                           -------------------------------------------------------------------------------------------
                                                   Weighted-Average  Weighted-Average
     Range of Exercise                                Remaining          Exercise        Number       Weighted-Average
     Prices                Number Outstanding            Life             Price        Exercisable     Exercise Price
     -----------------------------------------------------------------------------------------------------------------
     $ 2.84 - 5.25             1,567,858               7.8 years          $3.49          1,546,764          $3.49
       5.46 - 7.00                18,286               4.9 years           6.45             18,286           6.45
       8.31 -10.28                36,190               5.2 years           8.68             36,190           8.68
      14.00 -19.25                 2,359               1.0 year           14.32              2,359          14.43
                               ---------                                                 ---------
                               1,624,693                                                 1,603,599
                               =========                                                 =========

     SHARES RESERVED
     At March 31, 2001, the Company has reserved common stock for future issuance under all of the above arrangements totaling 1,694,433 shares.

                         GALAXY NUTRITIONAL FOODS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)

(8)  INCOME TAXES

     The components of the net deferred tax assets consist of the following:

     March 31,                                                                       2001                2000
     -----------------------------------------------------------------------------------------------------------
     Deferred tax assets:
       Net operating loss carry forwards                                         $6,474,000          $4,184,000
       Investment, alternative minimum and general business tax credits             144,000             140,000
       Other                                                                        291,000             261,000
     -----------------------------------------------------------------------------------------------------------

     Gross deferred income tax assets                                             6,909,000           4,585,000
     Valuation allowance                                                         (3,541,000)         (2,014,000)
     -----------------------------------------------------------------------------------------------------------

     Total deferred income tax assets                                             3,368,000           2,571,000

     Deferred income tax liabilities:
       Depreciation and amortization                                             (1,808,000)         (1,251,000)
     -----------------------------------------------------------------------------------------------------------

     Net deferred income tax assets                                               1,560,000           1,320,000
     Less current portion                                                           532,000             453,000
     -----------------------------------------------------------------------------------------------------------

     Long-term deferred income tax asset                                         $1,028,000          $  867,000
     ===========================================================================================================

     The valuation allowance increased by $1,527,000 for the year ended March 31, 2001 and decreased by $2,786,000 and $2,612,000 for the years ended March 31, 2000 and 1999, respectively. The Company has recorded a valuation allowance to state its deferred tax assets at estimated net realizable value due to the uncertainty related to realization of these assets through future taxable income.

     Significant components of income tax (expense) benefit are as follows:

     Years ended March 31,                2001                  2000              1999
     --------------------------------------------------------------------------------------
     Current:
       Federal                          $     --              $(110,669)         $(60,000)
       State                                  --                     --                --
     --------------------------------------------------------------------------------------

                                              --               (110,669)          (60,000)
     --------------------------------------------------------------------------------------

     Deferred:
       Federal                           226,800              1,127,100                --
       State                              13,200                192,900                --
     --------------------------------------------------------------------------------------

                                         240,000              1,320,000                --
     --------------------------------------------------------------------------------------

                                        $240,000             $1,209,331          $(60,000)
     ======================================================================================

                         GALAXY NUTRITIONAL FOODS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)


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

     The following summary reconciles differences from taxes at the federal statutory rate with the effective rate:

     Years ended March 31,                                   2001            2000         1999
     -------------------------------------------------------------------------------------------
     Federal income taxes at statutory rates                 (34.0%)         34.0%         34.0%
     Change in deferred tax asset valuation allowance         19.2%         (72.1%)       (24.0%)
     Alternative minimum tax                                  --              4.6%          4.4%
     Non deductible expenses
       Non deductible compensation                             5.6%          --            --
       Imputed interest on note receivable                     4.4%          12.5%         22.0%
       Other                                                   1.4%           5.0%          2.0%
     Utilization of net operating loss carry forward          --            (34.0%)       (34.0%)
     -------------------------------------------------------------------------------------------

     Income taxes (benefit) at effective rates                (3.4%)        (50.0%)         4.4%
                                                             ===================================

     Unused net operating losses for income tax purposes, expiring in various amounts from 2007 through 2021, of approximately $17,205,000 are available at March 31, 2001 for carry forward against future years' taxable income. Under Section 382 of the Internal Revenue Code, the annual utilization of this loss may be limited in the event there are changes in ownership.

(9)  RELATED PARTY TRANSACTIONS

     Under the provisions of his former employment agreement, which was rescinded on June 17, 1999 (see Note 6) the Company's President was granted the right to purchase up to 2,571,429 shares of the Company's common stock. In October 1995, the President elected to purchase all 2,571,429 shares. As consideration for the purchase and as stipulated for in his employment agreement, the President executed an $11,572,200 note payable to the Company. The note bore interest at 7% per annum and is secured by the common shares purchased. The principal balance, was payable in full in October 2000. In connection with his new employment agreement, all accumulated and future interest on the note was forgiven and the term of the note extended to June 15, 2006.

     Included in other receivables on the Balance Sheet is $255,286 in advances to the Company's President.

     A director of the Company was paid consulting fees totaling $27,000, $36,000 and $36,000 for introductions into several large foodservice companies during the fiscal years ended March 31, 2001, 2000 and 1999, respectively.

(10) ECONOMIC DEPENDENCE

     For the fiscal years ended March 31, 2001, 2000 and 1999, the Company did not have any single customer which comprised more than 10% of net sales.

                         GALAXY NUTRITIONAL FOODS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)


     For the fiscal years ended March 31, 2001 and 2000, the Company did not have any single supplier which comprised more than 10% of purchases. During fiscal 1999, purchases from one supplier of $2,285,974 were 11.8% of total purchases for the year.

(11) EMPLOYEE BENEFIT PLAN

     The Company established a 401(k) defined contribution plan covering substantially all employees meeting certain minimum age and service requirements. The Company's contributions to the plan are determined by the Board of Directors and are limited to a maximum of 25% of the employee's contribution and 6% of the employee's compensation. Company contributions to the plan amounted to $30,062, $17,025 and $15,180 for the fiscal years ended March 31, 2001, 2000 and 1999, respectively.

(12) SUPPLEMENTAL CASH FLOW INFORMATION

     Years ended March 31,                                                      2001           2000           1999
     ----------------------------------------------------------------------------------------------------------------
     Non-cash financing and investing activities:
       Purchase of equipment through capital lease obligations and term
         note payable                                                        $       --      $ 94,865       $402,869
       Consulting and directors fees paid through issuance of common
         stock warrants                                                          16,444        18,583         68,500
       Issuance of warrants in connection with Subordinated note payable             --       786,900             --
       Original issue discount related to price guarantee on Finova
         transaction                                                            945,400            --             --
       Issuance of subordinated note payable related to price guarantee
         on Finova transaction                                                  815,000            --             --
       Exercise of warrants through reduction in line of credit               2,321,929            --             --

     Cash paid for:
       Interest (expensed and capitalized)                                    2,873,822       988,970        663,831
       Income taxes                                                                  --        95,401             --

                         GALAXY NUTRITIONAL FOODS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)


(13) EARNINGS PER SHARE

     The following is a reconciliation of basic net earnings per share to diluted net earnings per share for the years ended March 31, 2000 and 1999:

     Years ended March 31,                                                     2000              1999
     ----------------------------------------------------------------------------------------------------
     Basic net earnings per common share                                          $.40               $.14
                                                                            ----------          ---------

     Average shares outstanding - basic                                      9,183,814          9,005,843

     Potential shares exercisable under stock option plans                   1,128,506            185,786
     Potential shares exercisable under stock warrant agreements               457,500            514,545

     Less:  Shares assumed repurchased under treasury stock method          (1,360,005)          (593,964)
                                                                            ----------          ---------

     Average shares outstanding - diluted                                    9,409,815          9,112,210
                                                                            ----------          ---------

     Diluted earnings per common share                                            $.39               $.14
                                                                            ==========          =========

     The above reconciliation excludes 215,575 options and 95,501 warrants for fiscal 2000 because they were anti-dilutive.

     Potential common shares for the year ended March 31, 2001 were not presented as their effects were antidilutive. These shares include 1,624,693 stock options and 262,716 warrants. Weighted average shares for basic and diluted loss per share for the year ended March 31, 2001 were 9,396,002.

(14) FOURTH QUARTER ADJUSTMENTS

     During the fourth quarter of fiscal 2001, the Company recorded the following adjustments:

     Decrease overhead capitalized to finished goods                $504,028
     Decrease costs capitalized to construction in progress          216,065

                         GALAXY NUTRITIONAL FOODS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)


     The effect of the above fourth quarter adjustments on the previous quarter is as follows:

                                                           Three Months Ended
                                                           December 31, 2000
                                                           ------------------
     Net Loss:
          As reported                                          (2,486,808)
          As restated                                          (3,206,901)

     Basic and Diluted Loss Per Share:
          As reported                                              $(0.27)
          As restated                                               (0.35)

     During the fourth quarter of fiscal 2000, the Company recorded the following adjustments:

     Capitalize labor, overhead and interest to construction in progress     $720,927
     Record debt discount related to warrants issued in connection with
       subordinated note payable                                              786,900

     The effect of the above fourth quarter adjustments on previous quarters is as follows:

                                                        Three Months Ended
                                            ---------------------------------------------
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

                         GALAXY NUTRITIONAL FOODS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)


(15) SCHEDULE OF VALUATION ACCOUNT

                                                      Balance at        Charged to       Write-Offs,
                                                     Beginning of       Costs and      Retirements and   Balance at End
                                                         Year            Expenses        Collections        of Year
     ------------------------------------------------------------------------------------------------------------------
     Year Ended March 31, 1999:
       Allowance for doubtful trade receivables       $104,794           $138,595           $143,389         $100,000

     Year Ended March 31, 2000:
       Allowance for doubtful trade receivables       $100,000           $ 90,132           $ 15,132         $175,000

     Year Ended March 31, 2001:
       Allowance for doubtful trade receivables       $175,000           $250,212           $ 50,212         $375,000


(16) CHANGE IN ACCOUNTING POLICY

     The Company changed its accounting policy in the third quarter of fiscal 2001 with regards to slotting fees and certain advertising costs. The effect of this accounting change was to adopt this policy as of the beginning of fiscal 2001 (April 1, 2000). Previously, slotting fees and certain advertising costs were capitalized and amortized over the shorter of the expected period of benefit or one year. The Company changed this accounting policy to expense these costs as incurred. This change was made because there has been a change in the expected period of benefit related to these costs. During fiscal 2001, the Company's slotting fees and advertising costs increased significantly in order for the Company to maintain current relationships with brokers and customers as opposed to generation and stimulation of future sales. As a result, the Company believes these expenses are more appropriately period expenses, rather than those that would benefit future periods, and should be expensed as incurred. The cumulative effect of this change in accounting policy was $786,429. Pro forma earnings per share amounts on previous quarters, assuming the new accounting policy was applied retroactively, are as follows:

                         GALAXY NUTRITIONAL FOODS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)

                                                              Three Months Ended
                                                ---------------------------------------------
                                                December 31, 2000          September 30, 2000
                                                -----------------          ------------------
     Basic earnings per share:
       Net income - as reported                       $0.08                      $0.08
       Net income - pro forma                         $0.02                      $0.06

     Diluted earnings per share:
       Net income - as reported                       $0.07                      $0.07
       Net income - pro forma                         $0.02                      $0.06

(17) SUBSEQUENT EVENTS

     On April 6, 2001, in accordance with an exemption from registration under Regulation D promulgated under the Securities Act of 1933, as amended, the Company received proceeds of approximately $3,082,000 for the issuance of 72,646 shares of the Company's Series A convertible preferred stock and warrants to purchase shares of the Company's common stock. The shares are subject to certain designations, preferences and rights, including the right to convert each preferred share into ten shares of common stock, the right to a ten percent stock dividend after one year of issuance, and an eight percent stock dividend for the subsequent three years thereafter. The per share conversion price is the lower of (x) $5.10, (y) the market price on the original issue date or (z) 95% of the average of the two lowest closing bid prices on the principal market of the common stock out of the fifteen trading days prior to conversion. The warrants include initial warrants of 120,000 shares, redemption warrants of 120,000 shares, and 30% warrants. The number of shares underlying the 30% warrants is determined by dividing (x) 30% of the preferred shares originally purchased by the investor by (y) the average closing bid price of the Company's common stock during the five day period ending on February 15, 2002. The warrants are exercisable over various terms and at various exercise prices, as defined in the purchase agreement. The Company is required to register the shares no later than October 1, 2001. Upon default, the Company shall pay each investor an amount equaling 3% of the average closing sales price of the common stock for each 30-day default period multiplied by the number of common shares the investor may acquire upon conversion.

                         GALAXY NUTRITIONAL FOODS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)


     In May 2001, the Company signed a four year licensing agreement with Tropicana Product Sales, Inc., a division of PepsiCo, Inc.. The agreement permits the Company to use Tropicana's logo on the packaging of its new Ultra Smoothie product which will be distributed in both the foodservice and retail markets. This product is expected to begin shipment during August 2001.

(18) QUARTERLY OPERATING RESULTS (UNAUDITED)

     Unaudited quarterly operating results are summarized as follows:

                                                                               Three Months Ended (Unaudited)
                                                            ---------------------------------------------------------------------
         2000                                                 March 31         December 31        September 30          June 30
         ----                                               -----------        -----------        ------------        -----------
         Net sales                                          $11,213,686        $10,118,593        $10,521,630         $10,381,075
         Gross margin                                         3,443,313          3,967,956          3,799,566           3,790,413
         Income before cumulative effect of change in
           accounting policy                                  1,501,527            727,960            784,720             615,684
         Net income                                           1,501,527            727,960            784,720             615,684
         Basic net income per common share                         0.16               0.08               0.09                0.07
         Diluted net income per common share                       0.16               0.08               0.08                0.07
         Stockholders' equity                                17,525,045         15,234,398         14,506,438          13,718,190

                                                                               Three Months Ended (Unaudited)
                                                            ---------------------------------------------------------------------
         2001                                                 March 31          December 31       September 30         June 30
         ----                                               -----------         -----------       ------------        -----------
         Net sales                                          $12,262,998         $11,258,310       $12,214,562         $11,256,421
         Gross margin                                         1,823,852           3,796,569         4,481,614           4,048,508
         Income (loss) before cumulative effect of
           change in accounting policy                       (5,400,509)         (1,700,379)          712,230             689,324
         Net income (loss)                                   (5,400,509)         (2,486,808)          712,230             689,324
         Basic net income (loss) per common share                 (0.57)              (0.27)             0.08                0.08
         Diluted net income (loss) per common share               (0.57)              (0.27)             0.07                0.07
         Stockholders' equity                                14,539,297          18,100,884        18,872,550          18,160,320

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not Applicable.

                         GALAXY NUTRITIONAL FOODS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)


                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table sets forth the current directors and executive officers of the Company as of March 31, 2001, as well as their respective ages and positions with the Company:

NAME                              AGE                         POSITIONS
-------------------------------------------------------------------------------------------
Angelo S. Morini                   58        Chairman of the Board of Directors, President,
                                               and Chief Executive Officer
Keith A. Ewing                     40        Chief Financial Officer
Christopher Morini                 46        Vice President of Marketing
John Jackson                       43        Vice President of Sales
Joseph Juliano(1)                  50        Director
Douglas A. Walsh(1)                56        Director
Marshall K. Luther(1)              48        Director

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

Keith A. Ewing was the Chief Financial Officer of the Company from February 2000 until April 2001. From 1998 through January 2000, Mr. Ewing was the Vice President of

                         GALAXY NUTRITIONAL FOODS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)


Finance for CNL Corporate Properties, Inc. His main focus has been completing large financing transactions for both public and privately held companies. From 1994 through 1998, Mr. Ewing was Chief Financial Officer of Premier Property Group, Inc., a privately held London based investment company. Mr. Ewing's public company experience includes serving as controller of Mid-State Homes, Inc., a $3 billion finance division of Walter Industries, Inc., and general manager of accounting for Nutmeg Mills, Inc. Mr. Ewing received a B.S. in Accounting from Florida State University in 1982 and is currently a Florida Certified Public Accountant. See Item 13 for discussion regarding Mr. Ewing's termination with the Company.

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

                         GALAXY NUTRITIONAL FOODS, INC.

                         NOTES TO FINANCIAL STATEMENTS
                                  (CONTINUED)



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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

To the best knowledge of the Company, there are no delinquent Form 4 filings with respect to the fiscal year ended March 31, 2001.

ITEM 11.  EXECUTIVE COMPENSATION.

All figures set forth in this Item 11 related to the number of shares of the Company's common stock or prices or values thereof are adjusted to reflect the one-for-seven reverse stock split, which was effective on February 11, 1999.

The following table sets forth the compensation of the Company's Chief Executive Officer, Chief Financial Officer and two Vice Presidents of the Company for the fiscal years ended March 31, 2001, 2000 and 1999 (no other executive officers over a principal business unit of the Company was compensated in an amount in excess of $100,000 for any such other fiscal years):

                         GALAXY NUTRITIONAL FOODS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)


                           SUMMARY COMPENSATION TABLE

                                                                    Long-Term Compensation
                              Annual Compensation                    Awards      Payouts
          (a)              (b)       (c)        (d)        (e)         (f)         (g)        (h)       (i)

                                                          Other                                         All
                                                         Annual    Restricted   Securities             Other
                                                         Compen-      Stock     Underlying    LTIP    Compen-
Names and                 Fiscal    Salary     Bonus     sation     Award(s)   Options/SARs Payouts   sation
Principal Position         Year      ($)        ($)        ($)         ($)         (#)        ($)    ($) (15)
---------------------------------------------------------------------------------------------------------------
Angelo S. Morini           2001    300,000          -   28,656(2)      -               -      -       2,700
Chairman of the Board      2000    300,000    125,000   20,526(3)      -       1,357,000      -       2,700
President, and Chief       1999    250,000          -   20,128(4)      -               -      -       2,700
Executive Officer(1)

Keith A. Ewing             2001    125,000          -    9,716(6)      -               -      -       3,000
Chief Financial Officer(5)

Christopher Morini         2001    153,000          -   29,372(8)      -               -      -      16,944
Vice President of          2000    126,250     25,000    7,753(9)      -               -      -       3,000
Marketing(7)               1999    125,000     10,000    7,753(10)     -          14,286      -       3,000

John Jackson               2001    128,000          -   10,390(12)     -               -      -       2,700
Vice President of          2000    113,750     45,838   10,117(13)     -               -      -       2,700
Sales(11)                  1999    110,000          -   10,117(14)     -          14,286      -       2,700

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

(2) For the fiscal year ended March 31, 2001, the Company paid $18,552 in lease payments for Mr. Morini's automobile lease, approximately $100 per month for automobile insurance and $8,904 in club dues for Mr. Morini.

(3) For the fiscal year ended March 31, 2000, the Company paid $11,860 in lease payments for Mr. Morini's automobile and $8,666 in club dues for Mr. Morini.

                         GALAXY NUTRITIONAL FOODS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)


(4) For the fiscal year ended March 31, 1999, the Company paid $11,860 in lease payments for Mr. Morini's automobile and $8,268 in club dues for Mr. Morini.

(5) In February of 2000, Keith A. Ewing was appointed as Chief Financial Officer. The base salary provided for Keith Ewing was $125,000. On April 12, 2001, the Company terminated Mr. Ewing.

(6) For the fiscal year ended March 31, 2001, the Company paid $6,684 in lease payments for Mr. Ewing's automobile, and approximately $100 per month for automobile insurance and $2,131 in club dues for Mr. Ewing.

(7) Angelo S. Morini's brother, Christopher Morini, works for the Company as Vice President of Marketing. In February of 1983, Christopher Morini was appointed as Vice President of Marketing. Mr. Morini's employment agreement provides for $126,250 base salary with annual increases to be determined by the compensation committee. The agreement also provides for an automobile lease with insurance, which together shall not exceed $1,100 per month. Mr. Morini will also be entitled to a bonus that shall not exceed 40% of his base salary based on certain personal and Company goals as established by the Company's Chief Executive Officer.

(8) For the fiscal year ended March 31, 2001, the Company paid $11,228 in lease payments for Mr. C. Morini's automobile, and approximately $100 per month for automobile insurance and $16,944 in club dues for Mr. C. Morini.

(9) For the fiscal year ended March 31, 2000, the Company paid $6,553 in lease payments for Mr. C. Morini's automobile, plus $100 per month for automobile insurance.

(10) For the fiscal year ended March 31, 1999, the Company paid $6,553 in lease payments for Mr. C. Morini's automobile, plus $100 per month for automobile insurance.

(11) In August of 1993, John Jackson was appointed as Vice President of Sales. Mr. Jackson's employment agreement provides for $113,750 base salary with annual increases to be determined by the compensation committee. The agreement also provides for an automobile lease with insurance, which together shall not exceed $850 per month. Mr. Jackson will also be entitled to a bonus that shall not exceed 40% of his base salary based on certain personal and Company goals as established by the Company's Chief Executive Officer.

(12) For the fiscal year ended March 31, 2001, the Company paid $9,190 in lease payments for Mr. Jackson's automobile and approximately $100 per month for automobile insurance.

                         GALAXY NUTRITIONAL FOODS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)


(13) For the fiscal year ended March 31, 2000, the Company paid $8,917 in lease payments for Mr. Jackson's automobile, plus $100 per month for automobile insurance.

(14) For the fiscal year ended March 31, 1999, the Company paid $8,917 in lease payments for Mr. Jackson's automobile, plus $100 per month for automobile insurance.

(15) "All Other Compensation" represents the health insurance premiums paid on behalf of the indicated employees by the Company.

Each non-employee director who served on the Board of Directors during the last fiscal year received a fee of $500 plus expenses for his services. One director received consulting fees totaling $27,000, $36,000 and $36,000 during the 2001, 2000 and 1999 fiscal years.

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

                         GALAXY NUTRITIONAL FOODS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)


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

     6. In connection with Mr. Morini's exercise of certain rights to purchase Company common stock, Mr. Morini has previously delivered two interest bearing promissory notes to the Company in the amounts of $11,572,200 and $1,200,000, representing the purchase price for such common stock purchases. The $11,572,200 Note is secured by certain shares of the Company's common stock owned by Mr. Morini. The parties hereby agree that the $11,572,200 Note and the $1,200,000 Note shall be canceled (with the Company forgiving any accrued interest thereunder) and that the parties entered into a new Loan Agreement. The Loan Agreement provides that Mr. Morini and the Company execute a new promissory note in the amount of $12,772,200 and a stock pledge agreement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

All figures set forth in this Item 12 related to the number of shares of the Company's common stock or prices or values thereof are adjusted to reflect the one-for-seven reverse stock split which was effective on February 11, 1999.

                         GALAXY NUTRITIONAL FOODS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)


BENEFICIAL OWNERS OF MORE THAN 5% OF THE COMPANY'S COMMON STOCK

The following table sets forth, to the knowledge of management, each person or entity who is the beneficial owner of more than 5% of the outstanding shares of the Company's Common Stock outstanding as of March 31, 2001 (assuming all of the outstanding rights, options, and warrants of the Company's Common Stock currently outstanding and exercisable are, in fact, exercised), the number of shares owned by each such person and the percentage of the outstanding shares represented thereby.

                                               Amount and Nature of
Name and Address of Beneficial Owner         Beneficial Ownership(1)         Percent of Class(2)
------------------------------------------------------------------------------------------------
Angelo S. Morini
2441 Viscount Row
Orlando, Florida 32809                              4,952,743(3)                      42.2%

Cede & Co.
Box #20
Bowling Green Station
New York, New York                                  5,250,692(4)                        .7%

Fred DeLuca
325 Bic Drive
Milford, Connecticut 06460                            357,143(5)                       4.2%

(1) The inclusion herein of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of these shares.

(2) The total number of shares outstanding assuming the exercise of all currently exercisable and vested options and warrants held by all executive officers, current directors, and holders of 5% or more of the Company's issued and outstanding Common Stock is 11,413,184 shares. Does not assume the exercise of any other options or warrants.

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

                         GALAXY NUTRITIONAL FOODS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)


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

(5) Mr. Fred DeLuca acquired 357,143 shares from the Company on October 8, 1998 at a price of $2.625 per share.

                         GALAXY NUTRITIONAL FOODS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)


SHARE OWNERSHIP OF OFFICERS AND DIRECTORS

The following table sets forth, as of March 31, 2001 the number of shares owned directly, indirectly and beneficially by each executive officer and each director and director-nominee of the Company, and by all executive officers and directors as a group:

                                                         Amount and Nature of
Name and Address of Beneficial Owner                   Beneficial Ownership(1)       Percent of Class(2)
--------------------------------------------------------------------------------------------------------
Angelo S. Morini
Galaxy Foods Company
2441 Viscount Row
Orlando, Florida  32809                                       4,952,743(3)                     42.2%

Douglas A. Walsh
607 Tamiami Trail
Ruskin, Florida  33570                                            4,097(4)                       *

Marshall K. Luther
Galaxy Foods Company
2441 Viscount Row
Orlando, Florida  32809                                          12,715(5)                       *

Joseph Juliano
Galaxy Foods Company
2441 Viscount Row
Orlando, Florida  32809                                          40,500(6)                       *

Keith A. Ewing
Galaxy Foods Company
2441 Viscount Row
Orlando, Florida  32809                                           4,533(7)                       *

Christopher Morini
Galaxy Foods Company
2441 Viscount Row
Orlando, Florida  32809                                          24,757(8)                       *

John Jackson
Galaxy Foods Company
2441 Viscount Row
Orlando, Florida  32809                                          26,229(9)                       *

All executive officers and directors as a group               5,070,002                         43.2%
                                                              =========                         =====

                         GALAXY NUTRITIONAL FOODS, INC.

                         NOTES TO FINANCIAL STATEMENTS
                                  (CONTINUED)



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

(4) Dr. Walsh, a current member of the Board of Directors, was granted an option to acquire 2,143 shares of Common Stock on January 31, 1992 for an exercise price of $21.00 per share. This option expires on January 31, 2002. The closing bid price of the Company's Common Stock as quoted on the NASDAQ System on January 30, 1992 was $17.50 per share. Dr. Walsh was granted an additional option on October 1, 1992 to acquire 238 shares of Common Stock at an exercise price of $20.13 per share. This option expires on October 1, 2002. The closing bid price of the Company's Common Stock as quoted on the NASDAQ System on September 30, 1992 was $18.38 per share. The exercise price of all of Dr. Walsh's then existing options was reduced to $14.00 per share on January 31, 1994. The closing bid price of the Company's Common Stock as quoted on the NASDAQ System on January 28, 1994 was $32.38 per share. On October 1, 1994, Dr. Walsh was granted an option to acquire 143 shares at an exercise price of $19.25 per share. The closing bid price of the Company's Common Stock as quoted on the NASDAQ System on September 30, 1994, was $20.13 per share. This option expires on October 1, 2004. On October 1, 1995, Dr. Walsh was granted an option to acquire 143 shares at an exercise price of $4.13 per share. The closing bid price of the Company's Common Stock as quoted on the NASDAQ System on September 29, 1995, was $4.16 per share. This option expires on October 1, 2005. On October 1, 1996, Dr. Walsh was granted an option to acquire 286 shares at an exercise price of $10.29 per share which

                         GALAXY NUTRITIONAL FOODS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)


expire on October 1, 2006. The closing bid price of the Company's Common Stock as quoted on the NASDAQ System on September 30, 1996 was $10.50 per share. On October 1, 1997, he was granted an option to acquire 286 shares at an exercise price of $8.31 per share which expire on October 1, 2007. The closing bid price of the Company's Common Stock as quoted on the NASDAQ system on September 30, 1997 was $8.31 per share. On October 1, 1998, he was granted an option to acquire 286 shares at an exercise price of $3.06 per share which expire on October 1, 2008. The closing bid price of the Company's Common Stock as quoted on the NASDAQ system on September 30, 1998 was $3.06 per share. On October 1, 1999, he was granted an option to acquire 286 shares at an exercise price of $4.13 per share which expire on October 1, 2009. The closing bid price of the Company's Common Stock as quoted on the NASDAQ system on September 30, 1999 was $4.13 per share. On October 1, 2000, he was granted an option to acquire 286 shares at an exercise price of $4.44 per share which expire on October 1, 2010. The closing bid price of the Company's Common Stock as quoted on the American Stock Exchange on September 30, 2000 was $4.44. All of Dr. Walsh's options currently are exercisable.

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

                         GALAXY NUTRITIONAL FOODS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)


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

(7) Includes options to acquire 10,000 shares of the Company's Common Stock which were granted to Mr. Ewing in fiscal 2000 pursuant to his employment agreement. Such options are exercisable at $3.75 per share and expire on February 10, 2010. One third of the options are exercisable as of February 8, 2001, one third of the options are exercisable on February 8, 2002, and the final one-third of the options are exercisable on February 8, 2003.

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

                         GALAXY NUTRITIONAL FOODS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)


time grant of stock options to acquire 1,357,000 shares of Common Stock at an exercise price of $3.31 per share. The new agreement also provides for a salary increase to $300,000 and decreases the annual bonus to a sliding scale of pre-tax income, beginning with the fiscal year ending March 31, 2000, and has a rolling five-year term.

In conjunction with the entry into the new agreement, the Company forgave interest of approximately $3,000,000, on two existing notes executed by Mr. Morini in favor of the Company. The two notes were consolidated into a single note payable in the amount of $12,772,200, which is the current outstanding balance of the obligation. This new note is non-interest bearing and non-recourse to Mr. Morini, and is secured by 2,914,286 shares of the Company's Common Stock beneficially owned by Mr. Morini. Additionally, since October 2000, Mr. Morini has drawn an aggregate of $255,286 in advances which will be charged against future bonuses under the new employment agreement.

Angelo S. Morini's brother, Christopher Morini, works for the Company as Vice President of Marketing. Angelo S. Morini's wife, Julie Morini, is employed by the Company in the marketing and public relations departments. Mr. Morini's brother-in-law, Robert Peterson, is employed by the Company as a sales representative.

During each of the fiscal years ended March 31, 2001, 2000 and 1999, Joseph Juliano, a director of the Company, was paid $27,000, $36,000, and $36,000, respectively, in return for developing and maintaining business relationships with prospective and existing customers and suppliers on behalf of the Company.

In February 2000, Keith A. Ewing was appointed Chief Financial Officer of the Company. Mr. Ewing's employment agreement provides for a $125,000 base salary. The agreement also provides for an automobile lease with insurance, which together shall not exceed $800 per month. In addition, the Company provides a club membership at a cost not to exceed $200 per month. The agreement grants Mr. Ewing stock options to acquire 10,000 shares of Common Stock at an exercise price of $3.75. One third of such options shall vest on the first anniversary of the date of grant, and one third of such options shall vest on the second anniversary of the date of grant, and the final one third of such options shall vest on the third anniversary of the date of grant, subject to Mr. Ewing's continued employment with the Company through the vesting period. The options shall vest immediately in the event the Company is sold. On April 12, 2001, the Company terminated Mr. Ewing in an effort to cut operating costs by eliminating and consolidating positions. The Company's controller, Cynthia L. Hunter, has been appointed as the acting Chief Financial Officer of the Company. Ms. Hunter served as the Chief Financial Officer for the three years preceding Mr. Ewing's appointment in February 2000.

Angelo S. Morini's brother, Christopher Morini, works for the Company as Vice President of Marketing. In February of 1983, Christopher Morini was appointed as Vice

                         GALAXY NUTRITIONAL FOODS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)


President of Marketing. Mr. Morini's employment agreement provides for a $126,250 base salary with annual increases to be determined by the compensation committee. The agreement also provides for an automobile lease with insurance, which together shall not exceed $1100 per month. Mr. Morini will also be entitled to a bonus that shall not exceed 40% of his base salary based on certain personal and Company goals as established by the Company's Chief Executive Officer.

In August of 1993, John Jackson was appointed as Vice President of Sales. Mr. Jackson's employment agreement provides for a $113,750 base salary with annual increases to be determined by the compensation committee. The agreement also provides for an automobile lease with insurance, which together shall not exceed $850 per month. Mr. Jackson will also be entitled to a bonus that shall not exceed 40% of his base salary based on certain personal and Company goals as established by the Company's Chief Executive Officer.

                         GALAXY NUTRITIONAL FOODS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)


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

*3.7 Amendment to Certificate of Incorporation of the Company, filed on November 16, 2000, effective November 17, 2000 (Filed as Exhibit
              3.1 to Registration Statement on Form S-3 filed November 28, 2000, and incorporated herein by reference.)

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

                         GALAXY NUTRITIONAL FOODS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)


*10.3 Term Loan Agreement with SouthTrust Bank dated March 2000 (Filed as Exhibit 10.3 on Form 10-K/A for fiscal year ended March 31, 2000, and incorporated herein by reference.)

*10.4 Cabot Industrial Properties L.P. Lease dated July 1999 (Filed as Exhibit 10.4 on Form 10-K/A for fiscal year ended March 31, 2000, and incorporated herein by reference.)

*10.5         Preferability letter from BDO Seidman, L.L.P. (Filed as Exhibit
              10.3 on Form 10-Q for quarter ended December 31, 2000, and incorporated herein by reference.)

*    Previously filed

REPORTS ON FORM 8-K

              No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                         GALAXY NUTRITIONAL FOODS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             GALAXY FOODS COMPANY



Date: July 9, 2001                          /s/ Angelo S. Morini
                           Angelo S. Morini
                           Chairman and President
                           (Principal Executive Officer)


Date: July 9, 2001                          /s/ Cindy Hunter
                           Cindy Hunter
                           Chief Financial Officer
                           (Principal Financial and Accounting Officer)

Date: July 9, 2001                  /s/ Douglas Walsh
                           Douglas Walsh, M.D.
                           Director

Date: July 9, 2001                  /s/ Marshall Luther
                           Marshall Luther
                           Director

Date: July 9, 2001                  /s/ Joseph Juliano
                           Joseph Juliano
                           Director