Form 10-Q
period 2001-06-30
GALAXY NUTRITIONAL FOODS CO
filed 2001-08-14
CIK 819527

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


--------------------------------------------------------------------------------
       [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001



                          -----------------------------
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

                                 YES [X] NO [ ]

         On August 6, 2001, there were 10,019,612 shares of Common Stock $.01 par value per share, outstanding.

                         GALAXY NUTRITIONAL FOODS, INC.

                               INDEX TO FORM 10-Q
                         FOR QUARTER ENDED JUNE 30, 2001

                                                                                     PAGE NO.
                                                                                     -------
PART I.       FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

         Balance Sheets                                                                   3
         Statements of Operations                                                         4
         Statement of Stockholders' Equity                                                5
         Statements of Cash Flows                                                         6
         Notes to Financial Statements                                                  7-9

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS                           10-16

     ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                 17

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                        17

PART II.      OTHER INFORMATION

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                        18-19

SIGNATURES                                                                               20

                          PART I. FINANCIAL INFORMATION

                                 BALANCE SHEETS

                         GALAXY NUTRITIONAL FOODS, INC.

                                                                             JUNE 30,              MARCH 31,
                                                                              2001                    2001
                                                                           ------------           ------------
                                                                            (Unaudited)
                                                     ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                              $      1,482           $        500
    Trade receivables, net                                                    8,798,796              8,053,561
    Inventories                                                              11,006,398             10,774,540
    Other receivables                                                           542,427                519,624
    Deferred tax asset                                                          532,000                532,000
    Prepaid expenses                                                          1,213,956              1,107,100
                                                                           ------------           ------------
         Total current assets                                                22,095,059             20,987,325

PROPERTY & EQUIPMENT, NET                                                    25,068,764             25,303,094
DEFERRED TAX ASSET                                                            1,028,000              1,028,000
OTHER ASSETS                                                                    745,655                764,707
                                                                           ------------           ------------
            TOTAL                                                          $ 48,937,478           $ 48,083,126
                                                                           ============           ============

                                        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Book overdrafts                                                        $  1,106,497           $    446,829
    Line of credit                                                            9,360,058              8,776,278
    Accounts payable - trade                                                  6,984,614              9,456,065
    Accrued liabilities                                                         262,849                143,782
    Current portion of term note payable                                      1,716,000              1,666,000
    Current portion of subordinated note payable                                565,938                502,866
    Current portion of obligations under capital leases                          28,755                 28,755
                                                                           ------------           ------------
         Total current liabilities                                           20,024,711             21,020,575

TERM NOTE PAYABLE,
    less current portion                                                      9,279,139              9,614,499
SUBORDINATED NOTE PAYABLE                                                     2,918,230              2,878,930
OBLIGATIONS UNDER CAPITAL LEASES,
    less current portion                                                         23,027                 29,825
                                                                           ------------           ------------
         Total liabilities                                                   32,245,107             33,543,829
                                                                           ------------           ------------

COMMITMENTS AND CONTINGENCIES                                                        --                     --

REDEEMABLE CONVERTIBLE PREFERRED STOCK                                        1,211,278                     --

STOCKHOLDERS' EQUITY:
    Common stock                                                                100,196                100,176
    Additional paid-in capital                                               55,085,647             51,902,100
    Accumulated deficit                                                     (26,812,089)           (24,570,318)
                                                                           ------------           ------------
                                                                             28,373,754             27,431,958
    Less:  Notes receivable arising from the exercise
           of stock options and sale of common stock                        (12,772,200)           (12,772,200)
    Less:  Treasury stock, 26,843, at cost                                     (120,461)              (120,461)
                                                                           ------------           ------------
         Total stockholders' equity                                          15,481,093             14,539,297
                                                                           ------------           ------------
            TOTAL                                                          $ 48,937,478           $ 48,083,126
                                                                           ============           ============

           See accompanying notes to condensed financial statements.

                         GALAXY NUTRITIONAL FOODS, INC.

                            STATEMENTS OF OPERATIONS

                                                                        THREE MONTHS ENDED
                                                                              JUNE 30,
                                                                     2001                   2000
                                                                 ------------           ------------
                                                                  (Unaudited)            (Unaudited)
NET SALES                                                        $ 11,814,790           $ 11,256,421

COST OF GOODS SOLD                                                  8,621,936              7,207,913
                                                                 ------------           ------------
    Gross margin                                                    3,192,854              4,048,508
                                                                 ------------           ------------

OPERATING EXPENSES:
    Selling                                                         1,638,606              1,912,888
    Delivery                                                          642,259                651,375
    Non-cash compensation related to options                        1,573,566                     --
    General and administrative                                        863,620                714,098
    Research and development                                           53,316                 56,910
                                                                 ------------           ------------
            Total operating expenses                                4,771,367              3,335,271
                                                                 ------------           ------------

INCOME (LOSS) FROM OPERATIONS                                      (1,578,513)               713,237
                                                                 ------------           ------------

OTHER INCOME (EXPENSE):
    Interest expense                                                 (672,524)              (263,153)
    Other income (expense)                                              9,266                   (760)
                                                                 ------------           ------------
            Total                                                    (663,258)              (263,913)
                                                                 ------------           ------------

NET INCOME (LOSS) BEFORE INCOME TAX BENEFIT                      $ (2,241,771)          $    449,324

INCOME TAX BENEFIT                                                         --                240,000
                                                                 ------------           ------------

NET INCOME (LOSS)                                                  (2,241,771)               689,324

PREFERRED STOCK DIVIDENDS                                             325,014                     --
                                                                 ------------           ------------
NET INCOME (LOSS) AVAILABLE TO
    COMMON SHAREHOLDERS                                            (2,566,785)               689,324
                                                                 ============           ============
BASIC NET EARNINGS (LOSS) PER
    COMMON SHARE                                                 $      (0.26)          $       0.08
                                                                 ============           ============
DILUTED NET EARNINGS (LOSS) PER
    COMMON SHARE                                                 $      (0.26)          $       0.07
                                                                 ------------           ------------

           See accompanying notes to condensed financial statements.

                         GALAXY NUTRITIONAL FOODS, INC.

                       STATEMENT OF STOCKHOLDERS' EQUITY
                                  (Unaudited)

                                    Common Stock                                       Notes Receivable
                                    ------------         Additional      Accumulated     for Common        Treasury
                                 Shares    Par Value  Paid-In Capital       Deficit         Stock            Stock         Total
                               ----------------------------------------------------------------------------------------------------
Balance at March 31, 2001      10,017,612   $100,176     $51,902,100     $(24,570,318)   $(12,772,200)     $(120,461)  $14,539,297
Exercise of Options                 2,000         20           7,800               --              --             --         7,820
Non-cash compensation related
to options under non-recourse
note receivable                        --         --       1,573,566                                --            --     1,573,566
Dividends on preferred stock                                 (87,500)                                                      (87,500)
Discount on preferred stock                                1,904,495                                                     1,904,495
Accretion of discount on
preferred stock                                             (214,814)                                                     (214,814)
Net loss                               --         --              --       (2,241,771)             --             --    (2,241,771)
                               ----------------------------------------------------------------------------------------------------

Balance at June 30, 2001
(unaudited)                    10,019,612   $100,196     $55,085,647     $(26,812,089)   $(12,772,200)     $(120,461)  $15,481,093
                               ===================================================================================================

           See accompanying notes to condensed financial statements.

                         GALAXY NUTRITIONAL FOODS, INC.

                            STATEMENTS OF CASH FLOWS

                                                                                  THREE MONTHS ENDED
                                                                                       JUNE 30,
                                                                              2001                     2000
                                                                           ------------           ------------
                                                                            (Unaudited)           (Unaudited)
CASH FLOWS USED IN OPERATING ACTIVITIES:
     Net Income (Loss)                                                     $ (2,241,771)          $    689,324

   ADJUSTMENTS TO RECONCILE NET INCOME
   TO NET CASH USED IN OPERATING ACTIVITIES:
     Depreciation expense                                                       455,547                339,753
     Amortization of debt discount                                              102,372                 39,300
     Consulting and director services paid in exchange
       for issuance of common stock warrants                                      4,062                  2,869
     Deferred tax benefit                                                            --               (240,000)
     Non-cash compensation related to options under
       non-recourse note receivable                                           1,573,566                     --
     (Increase) decrease in:
       Trade receivables                                                       (745,235)               152,646
       Other receivables                                                        (22,803)              (161,160)
       Inventories                                                             (231,858)            (3,827,925)
       Prepaid expenses                                                         (91,866)              (555,239)
     Increase (decrease) in:
       Accounts payable                                                      (2,471,451)             2,167,950
       Accrued liabilities                                                       31,567                (81,809)
                                                                           ------------           ------------
     NET CASH USED IN
     OPERATING ACTIVITIES                                                    (3,637,870)            (1,474,291)
                                                                           ------------           ------------

CASH FLOWS USED IN INVESTING
   ACTIVITIES:
     Purchase of property and equipment                                        (221,217)            (2,525,407)
                                                                           ------------           ------------
CASH FLOWS FROM FINANCING
   ACTIVITIES:
     Net borrowings on line of credit                                           583,780              1,133,099
     Book overdrafts                                                            659,668                 44,807
     Borrowings on term note payable                                                 --              2,877,618
     Principal payments on note payable                                        (285,360)                    --
     Principal payments on capital lease obligations                             (6,798)                (2,160)
     Proceeds from exercise of common stock options                               7,820                 44,975
     Proceeds from issuance of preferred stock                                2,936,983                     --
     Financing costs from issuance of preferred stock                           (36,024)                    --
     Purchase of treasury stock                                                      --                (99,024)
                                                                           ------------           ------------
    NET CASH FROM FINANCING ACTIVITIES                                        3,860,069              3,999,315
                                                                           ------------           ------------

NET INCREASE (DECREASE) IN CASH AND CASH
    EQUIVALENTS                                                                     982                   (383)

CASH AND CASH EQUIVALENTS, BEGINNING
   OF PERIOD                                                                        500                    383
                                                                           ------------           ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                   $      1,482           $         --
                                                                           ============           ============

           See accompanying notes to condensed financial statements.

                         GALAXY NUTRITIONAL FOODS, INC.

                          NOTES TO FINANCIAL STATEMENTS


(1)      MANAGEMENT REPRESENTATION
         In the opinion of the management of Galaxy Nutritional Foods, Inc. (the "Company"), the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Company's financial position, results of operations and cash flows for the periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

         The financial statements should be read in conjunction with the financial statements and the related disclosures contained in the Company's Form 10-K for the year ended March 31, 2001, filed with the Securities and Exchange Commission.

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

(3)      INVENTORIES
         Inventories are summarized as follows:

                                            JUNE 30,        MARCH 31,
                                              2001            2001
                                          (unaudited)
         -------------------------------------------------------------
         Raw materials                    $ 3,893,436      $ 4,314,685
         Finished goods                     7,112,962        6,459,855
         -------------------------------------------------------------
            Total                         $11,006,398      $10,774,540
         -------------------------------------------------------------

(4)      EARNINGS PER SHARE
         The following is a reconciliation of basic net earnings per share to diluted net earnings per share for the three month period ended June 30, 2000:


         Basic net earnings per share                         $      .08
                                                              ==========

         Weighted average shares outstanding - basic           9,188,089
         Potential shares exercisable under stock
             option plans                                      1,412,642
         Potential shares exercisable under warrant
             agreements                                          915,000

         Less: Shares assumed repurchased under
             treasury stock method                            (2,036,659)
                                                              ----------

         Average shares outstanding - diluted                  9,479,072
                                                              ==========
         Diluted earnings per share                           $      .07
                                                              ==========

                         GALAXY NUTRITIONAL FOODS, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (CONTINUED)


         Potential common shares for the three month period ended June 30, 2001 were not presented as their effects were antidilutive. These shares include 2,533,849 stock options and 260,429 warrants. Weighted average shares for basic and diluted loss per share for the three month period ended June 30, 2001 were 10,019,304.

(5)      SUPPLEMENTAL CASH FLOW INFORMATION

         For purposes of the statement of cash flows, all highly liquid investments with a maturity date of three months or less are considered to be cash equivalents.

         For the three months ended June 30,                                2001              2000
         --------------------------------------------------------------------------------------------
                                                                         (unaudited)       (unaudited)
         Noncash financing and investing activities:
            Consulting and directors services paid in exchange for
              issuance of common stock warrants                           $   19,052        $  2,869

            Preferred stock dividends and related beneficial
              conversion feature                                          $  110,200        $     --
            Discount related to preferred stock                           $1,904,495        $     --
            Accretion of discount on preferred stock                      $  214,814        $     --
            Cash paid for:

            Interest                                                      $  672,524        $331,040

(6)      INCOME TAXES
         The Company has a deferred tax asset as of June 30, 2001 of $1,560,000. The deferred tax asset represents mainly tax operating loss carryforwards incurred in prior years, which are expected to be realized in the future. Based upon an assessment of all available evidence, management believes that realization of the deferred tax asset is more likely than not. In the event that realization of the remaining tax asset is considered more likely than not in the future, a portion of the related benefit will be allocated to the cumulative effect of a change in accounting policy recorded in the third quarter of fiscal 2001.

(7)      MANDATORY REDEEMABLE AND CONVERTIBLE PREFERRED STOCK
         On April 6, 2001, in accordance with an exemption from registration under Regulation D promulgated under the Securities Act of 1933, as amended, the Company received proceeds of approximately $3,082,000 less costs of $181,041 for the issuance of 72,646 shares of the Company's Series A convertible preferred stock and warrants to purchase shares of the Company's common stock. The shares are subject to certain designations, preferences and rights, including the right to convert each preferred share into ten shares of common stock, the right to a ten percent stock dividend after one year of issuance payable in shares of preferred stock, and an eight percent stock dividend for the subsequent three years thereafter payable in either cash or shares of preferred stock. The per share conversion price is the lower of (x) $5.10, (y) the market price on the original issue date or (z) 95% of the average of the two lowest closing bid prices on the principal market of the common stock out of the fifteen trading days prior to conversion. The liquidation preference of each preferred share is $48.18.

                         GALAXY NUTRITIONAL FOODS, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (CONTINUED)

         The warrants include initial warrants of 120,000 shares, redemption warrants of 120,000 shares, and 30% warrants. The initial warrants are exercisable for a period of five years at an exercise price equal to the lower of (a) $5.30 or (b) a price equal to 110% of the average of the closing bid price of the common stock for the 30 trading days ending on January 1, 2002. The redemption warrants are exercisable upon redemption for a period of five years at an exercise price equal to the lower of (a) 110% of the market price of the common stock at the redemption date or (b) 110% of the average closing bid price of the common stock for 30 trading days ending on the 270th day following the redemption date. The 30% warrants shall only become exercisable if at any time after February 15, 2002 that both (a) all of the preferred shares have not been redeemed in full and (b) the Registration Statement covering the resale of all of the registerable securities is not then effective. The number of shares underlying the 30% warrants is determined by dividing (x) 30% of the preferred shares originally purchased by the investor by (y) the average closing bid price of the Company's common stock during the five day period ending on February 15, 2002.

         The Company is required to register the shares underlying the convertible preferred stock and warrants no later than October 1, 2001 with the Registration Statement becoming effective no later than December 1, 2001. Upon default, the Company shall pay each investor an amount equaling 3% of the average closing sales price of the common stock for each 30-day default period multiplied by the number of common shares the investor may acquire upon conversion of the preferred stock and exercise of warrants.

         The holders of the preferred stock have the right to require the Company to redeem their shares of preferred stock on April 6, 2005 or upon occurrence of other events, as defined. The redemption price shall be paid in cash at a price per preferred share equal to the greater of
         (a) 100% of the preference amount ($48.18 plus accrued dividends) or
         (b) an amount equal to the product of (1) the number of shares of common stock then issuable to the holders upon conversion of the preferred stock being redeemed and (2) the market price on the date of redemption.

         In connection with the issuance of the preferred stock and warrants, the Company recorded accrued dividends of $87,500 for the 10% preferred stock dividend and $22,700 of dividends related to the beneficial conversion feature on the accrued dividends to be paid with preferred stock. On April 6, 2001, the Company recorded a discount on preferred stock of $1,904,495 related to the beneficial conversion feature ($1,350,095), the fair value of the initial warrants ($277,200) and redemption warrants ($277,200) and the fair value of the mandatory redemption price. The excess of the redemption value of $4,614,539 over the carrying value of $1,177,505 was $3,437,034 at June 30, 2001 and is being accreted and recorded as dividends over the redemption period (48 months) using the straight line method, which approximates the effective interest method. For the three months ended June 30, 2001, the Company recorded $214,814 of dividends related to the accretion of preferred stock. The unamortized discount on preferred stock was $1,689,681 at June 30, 2001.

                         GALAXY NUTRITIONAL FOODS, INC.

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                                 Part I, Item 2

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

RESULTS OF OPERATIONS

NET SALES were $11,814,790 in the quarter ended June 30, 2001, compared to net sales of $11,256,421 for the quarter ended June 30, 1999, an increase of 5%. This increase in sales has been a trend for the Company since they commenced targeted advertising campaigns promoting its key product lines, particularly the Company's Veggie brand of products. The Company believes that increasing consumer awareness of the benefits of plant-based foods has positively impacted sales. While demand for the Company's products continues to increase rapidly, sales growth was inhibited by delays in the installation of additional lines during the later part of fiscal 2001 and the first quarter of fiscal 2002. The Company believes sales growth would have been stronger had it not experienced these delays and shortages.

COST OF GOODS SOLD were $8,621,936 representing 73% of net sales for the quarter ended June 30, 2001, compared with $7,207,913 or 64% of net sales for the same period ended June 30, 2000. The increase was the result of two key factors: problems associated with the construction of new production lines and an increase in raw materials costs. The Company began construction on six new production lines during the latter part of fiscal 2001 that included slice lines, a new chunk cheese line, a cup line, a string cheese line, and a shred line. The construction of a majority of these lines was completed during the three months ended June 30, 2001. The installation of the equipment was delayed significantly due to late shipments by manufacturers and problems with configuring the machines to meet the manufacturing needs of the Company's unique line of products. These delays caused excess overhead costs and downtime during the first quarter of fiscal 2002, and short shipments to customers which forced the Company to temporarily reduce product prices to maintain its shelf space in supermarkets. The Company has adjusted their prices to normal rates as of June 1, 2001 and expects to be fully operational on all new production lines by August 31, 2001. Additionally, the price of casein, the Company's primary raw ingredient, increased by approximately 26% between the three months ended June 30, 2001 and the same period one year ago, due to a worldwide shortage of this ingredient resulting from the outbreak of "Mad Cow" and "foot and mouth" disease epidemics in Europe.

SELLING expenses were $1,638,606 for the quarter ended June 30, 2001, compared with $1,912,888 for the same period ended June 30, 2000, a decrease of 14%. The decrease in expenses is due to a reduction in advertising and promotional expenses during the first quarter in fiscal 2002. During the three months ended June 30, 2000, the Company was involved in an extensive advertising campaign to promote the Company's flagship line of products, Veggie. This campaign included print, television, and radio advertising and focuses on key markets throughout the country where distribution of the Company's products is widespread. The Company also incurred increased slotting fees to expand its shelf space in retail stores in the June 2000 period. These fees have been significantly reduced during the June 2001 period. Finally, the Company terminated several executive level employees during April 2001 in an effort to streamline operations and reduce costs.

DELIVERY expenses were $642,259 for the quarter ended June 30, 2001, compared with $651,375 for the same period ended June 30, 2000, a 1% decrease. The decrease in delivery costs is a result of the Company bringing a portion of its logistics services in-house. During the three months ended June 30, 2000, all logistics services were performed and billed by a third party servicer.

NON-CASH COMPENSATION RELATED TO STOCK OPTIONS increased $1,573,566 for the quarter ended June 30, 2001 as compared to the same period one year ago. The change is the result of the adoption of Interpretation No. 44 ("FIN 44"). The Financial Accounting Standards Board issued FIN 44, which clarifies the application of APB Opinion 25 relating to the accounting consequences of various modifications to fixed stock options. FIN 44 covers specific events that occurred after December 15, 1998 and was effective as of July 2, 2000. FIN 44 clarified that when an option is repriced, it is treated as a variable option and is marked to market each quarter. The adoption of FIN 44 required the Company to change its accounting related to the note receivable from the president. The underlying options were required to be treated as variable due to the exchange of interest bearing recourse notes with a non-interest bearing non-recourse note. Accordingly, any differences between the exercise price of the options and the market price of the Company's common stock is recorded as compensation expense at each reporting period. As of June 30, 2001, the Company recorded $1,573,566 of compensation expense to mark the options to market in accordance with variable accounting.

GENERAL AND ADMINISTRATIVE expenses were $863,620 for the quarter ended June 30, 2001, compared with $714,098 for the same period ended June 30, 2000, an 21% increase. This increase is primarily attributed to increased salary expenses to support the Company's anticipated growth.

RESEARCH AND DEVELOPMENT expenses were $53,316 for the quarter ended June 30, 2001, compared with $56,910 for the quarter ended June 30, 2000. This 6% decrease in expenses is mainly the result of the completion of several new formulas in fiscal 2001.

INTEREST expense increased to $672,524 for the quarter ended June 30, 2001 from $263,153 for the quarter ended June 30, 2000. The increase was attributable to additional borrowings under the Company's term note and line of credit, as well additional draws on the subordinated note. In addition, no interest was capitalized to construction in progress during the quarter ended June 30, 2001, as compared to $67,867 for the June 2000 quarter. During the quarter ended June 30,

2001, $102,372 of the original issue discount on the subordinated note payable was amortized to interest expense as compared to $39,345 for the quarter ended June 2000.

INCOME TAX EXPENSE for the quarter ended June 30, 2001 was $0 compared to income tax benefit of $240,000 for the same period in the prior year at June 30, 2000. The Company has recorded a deferred tax asset of $1,560,000 derived mainly from tax net operating losses incurred in prior years, which are expected to be realized in the future. This represents approximately 9% of the tax net operating loss carry forward available at June 30, 2001.

PREFERRED STOCK DIVIDENDS of $325,014 were recorded for the quarter ended
June 30, 2001 related to preferred stock and warrants issued on April 6, 2001. The dividends include accrued dividends of $87,500 for the 10% annual preferred stock dividend, $22,700 of dividends related to the beneficial conversion feature on the accrued dividends to be paid with preferred stock and $214,814 of dividends related to the accretion over the redemption period (48 months) of the excess of the redemption value over the carrying value of the preferred stock.

LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES -- Net cash used by operating activities was $3,637,870 for the three months ended June 30, 2001 compared to net cash used of $1,474,291 for the same period in 2000. The increase in cash used for operations is the result of a decrease in accounts payable following the issuance of preferred stock by the Company. In addition, the Company reported a net loss of $2,241,771 for the quarter ended June 30, 2001 as compared to net income of $689,324 for the same quarter in the prior year. The net loss was the result of delays in the installation of new production lines of equipment during the latter part of fiscal 2001 and the first quarter in fiscal 2002.

INVESTING ACTIVITIES -- Net cash used in investing activities totaled $221,217 for the three months ended June 30, 2001 compared to net cash used of $2,525,407 for the same period in 2000. The decrease in cash used for investing activities during fiscal 2001 as compared to fiscal 2000 resulted from fiscal year 2001 purchases and construction of production equipment which will double the Company's production capacity on key products. The majority of the equipment was purchased prior to March 31, 2001 and all equipment is expected to be operational by August 31, 2001.

FINANCING ACTIVITIES -- Net cash flows provided by financing activities were $3,860,069 for the three months ended June 30, 2001 compared to cash flows provided by financing activities of $3,999,315 for the same period in 2000. The large cash flows from financing activities during the three months ended June 30, 2001 were primarily the result of the issuance of preferred stock by the Company, these draws were used to finance the increase in inventory and reduce accounts payable balances to vendors. During the three months ended June 30, 2000, the large inflows were the result of draws on the equipment note payable. The increased draws in fiscal 2001 were used to finance the build up in inventories as well as the purchase and construction of manufacturing equipment.

During November 1996, the Company entered into a two-year agreement which provided a $2 million line of credit for working capital and expansion purposes. The availability under this line of credit was increased to $3 million in February 1997, $3.5 million in June 1998, $5.5 million in December 1998, $7.5 million in April 2000 and $13 million in August 2000. The amount available under the line of credit is based on a formula of 85% of eligible accounts receivable plus 50% of eligible inventories not to exceed $6,000,000, as defined in the agreement. Amounts outstanding under the agreement are collateralized by all accounts receivable, inventory and machinery and equipment owned by the Company. Interest is payable on the outstanding draws on the line of credit at a rate of prime minus one tenth of a percent (6.65% at June 30, 2001). The line of credit expires on October 31, 2002.

On June 27, 1997, the Company secured a $1.5 million term note payable to finance the acquisition of certain production equipment. Amounts outstanding under the agreement are collateralized by machinery and equipment owned by the Company. During June 1998, the Company signed an amendment to the above contract which expanded the term note payable to $3 million. The amendment also reduced the interest on the term note to prime plus one percent. This note is payable at the rate of $432,000 per year, with a balloon payment due on October 31, 2001. This note was paid in full during March 2000 through a new financing agreement with a different financial institution. The new term note payable has availability to $10 million and bears interest at the bank's floating rate. This note is payable interest only through February 1, 2001, with monthly payments of $93,000, plus interest payable beginning March 1, 2001. The note will mature on March 10, 2005. Amounts under the new agreement are collateralized by machinery and equipment owned by the Company. The new note was being used to finance new production equipment purchased and constructed by the Company throughout fiscal 2001.

During November 2000, the Company's president guaranteed a $1.5 million short-term bridge loan from Southtrust Bank, N.A. with shares of his common stock pledged as collateral. Interest on this note is at the bank's floating rate. Principal payments of $50,000 per month are payable. The note matures October 2003.

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

The line of credit, term note payable, and subordinated note payable contain certain financial and operating covenants. The Company was in violation of substantially all financial covenants related to the line of credit and subordinated note payable at June 30, 2001. The lender of the subordinated note payable waived the violation for the quarter ended June 30, 2001 and amended the covenants for the quarters subsequent to June 30, 2001. In connection with the amendment to the subordinated debt covenants dated July 12, 2001, the interest on the subordinated note was increased to 13.5% and the maturity date was changed to August 1, 2003. The lender of the line of credit waived the violations for the quarter ended June 30, 2001 and amended the covenants for the quarters subsequent to June 30, 2001. In connection with the amendment to the line of credit covenants dated July 13, 2001, the interest on the line of credit was increased to prime plus 2%.

On April 6, 2001, in accordance with an exemption from registration under Regulation D promulgated under the Securities Act of 1933, as amended, the Company received proceeds of approximately $3,082,000 less costs of $181,041 for the issuance of 72,646 shares of the Company's Series A convertible preferred stock and warrants to purchase shares of the Company's common stock. The shares are subject to certain designations, preferences and rights, including the right to convert each preferred share into ten shares of common stock, the right to a ten percent stock dividend after one year of issuance payable in shares of preferred stock, and an eight percent stock dividend for the subsequent three years thereafter payable in either cash or shares of preferred stock. The per share conversion price is the lower of (x) $5.10, (y) the market price on the original issue date or (z) 95% of the average of the two lowest closing bid prices on the principal market of the common stock out of the fifteen trading days prior to conversion. The liquidation preference of each preferred share is $48.18.

The warrants include initial warrants of 120,000 shares, redemption warrants of 120,000 shares, and 30% warrants. The initial warrants are exercisable for a period of five years at an exercise price equal to the lower of (a) $5.30 or (b) a price equal to 110% of the average of the closing bid price of the common stock for the 30 trading days ending on January 1, 2002. The redemption warrants are exercisable upon redemption for a period of five years at an exercise price equal to the lower of (a) 110% of the market price of the common stock at the redemption date or (b) 110% of the average closing bid price of the common stock for 30 trading days ending on the 270th day following the redemption date. The 30% warrants shall only become exercisable if at any time after February 15, 2002 that both (a) all of the preferred shares have not been redeemed in full and (b) the Registration Statement covers the resale of all of the registerable securities is not then effective. The number of shares underlying the 30% warrants is determined by dividing (x) 30% of the preferred shares originally purchased by the investor by (y) the average closing bid price of the Company's common stock during the five day period ending on February 15, 2002.

The Company is required to register the shares underlying the convertible preferred stock and warrants no later than October 1, 2001. Upon default, the Company shall pay each investor an amount equaling 3% of the average closing sales price of the common stock for each 30-day default period multiplied by the number of common shares the investor may acquire upon conversion of the preferred stock and exercise of warrants.

The holders of the preferred stock have the right to require the Company to redeem their shares of preferred stock on April 6, 2005 or upon occurrence of other events, as defined. The redemption price shall be paid in cash at a price per preferred share equal to the greater of (a) 100% of the preference amount ($48.18 plus accrued dividends) or (b) an amount equal to the product of (1) the number of shares of common stock then issuable to the holders upon conversion of the preferred stock being redeemed and (2) the market price on the date of redemption.

In connection with the issuance of the preferred stock and warrants, the Company recorded accrued dividends of $87,500 for the 10% preferred stock dividend and $22,700 of dividends related to the beneficial conversion feature on the accrued dividends to be paid with preferred stock. On April 6, 2001, the Company recorded a discount on preferred stock of $1,904,495 related to the beneficial conversion feature, the fair value of the initial warrants ($277,200) and redemption warrants ($277,200) and the fair value of the mandatory redemption price. The excess of the redemption value of $4,614,539 over the carrying value of $1,177,505 was $3,437,034 at June 30, 2001 and is being accreted and recorded as dividends over the redemption period (48 months) using the straight line method, which approximates the effective interest method. For the three months ended June 30, 2001, the Company recorded $214,814 of dividends related to the accretion of preferred stock. The unamortized discount on preferred stock was $1,689,681 at June 30, 2001.

Management believes that the Company may require additional funding to meet its future growth needs until the Company establishes a positive cash flow from operations.


RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). FAS 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may specifically be designated as a hedge, the objective of which is to match the timing of gain or loss recognition of: (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk; or (ii) the earnings effect of the hedged transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized as income in the period of change. FAS 133, as amended by FAS 137 and 138, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Historically, the Company has not entered into any derivative contracts either to hedge existing risks or for speculative purposes. Accordingly, the adoption of FAS 133 in the quarter ended June 30, 2001 did not affect the Company's financial statements.

In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 ("FIN 44"), Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25. FIN 44 clarifies the application of Opinion No. 25 for (a) the definition of employee for purposes of applying Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequences of various modifications to the previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 was effective July 2, 2000, but certain conclusions cover specific events that occur after either December 15, 1998 or January 12, 2000. The impact to the Company related to the adoption of FIN 44 was to record compensation expense of $1,100,000 for the year ended March 31, 2001 and compensation expense of $1,573,566 for the quarter ended June 30, 2001 in connection with notes receivable amended in June 1999 related to the exercise of options of the Company's President.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The interest on the Company's debt is floating and based on the prevailing market interest rates. For market based debt, interest rate changes generally do not affect the market value of the debt but do impact future interest expense and hence earnings and cash flows, assuming other factors remain unchanged. A theoretical 1% change in market rates in effect on June 30, 2000 with respect to the Company's anticipated debt as of such date would increase interest expense and hence reduce the net income of the Company by approximately $51,000 for the quarter.

The Company's sales for the three months ended June 30, 2001 and 2000 denominated in a currency other than U.S. dollars were less than 1% of total sales and no net assets were maintained in a functional currency other than U.S. dollars at June 30, 2001. The effects of changes in foreign currency exchange rates has not historically been significant to the Company's operations or net assets.

                           PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

None

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

During the quarter ended June 30, 2001, the Company issued 72,646 shares of redeemable convertible preferred stock. The shares were issued pursuant to Regulation D of the Securities Act of 1933. Proceeds to the Company from the transaction, totaling $3.1 million, will provide growth capital for inventory, as well as sales and marketing efforts focused on the end consumer.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to security holders during this period.

Item 5. OTHER INFORMATION

None

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

REPORTS ON FORM 8-K

     Form 8-K filed on May 9, 2001 to disclose the issuance of Series A Preferred Stock and the elimination of several management employees.

*Previously filed

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.






                                      GALAXY NUTRITIONAL FOODS, INC.




Date: August 8, 2001                  /s/ Angelo S. Morini
                                      ------------------------------
                                      Angelo S. Morini
                                      Chairman and President
                                      (Principal Executive Officer)