Form 10-K/A
period 2001-03-31
GALAXY NUTRITIONAL FOODS CO
filed 2001-10-01
CIK 819527

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

                     COMMON STOCK, PAR VALUE $.01 PER SHARE
                                (Title of Class)

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. Yes    X     No
          -------     -------

Check if a disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

State registrant's revenues for its most recent fiscal year. $ 46,992,291

The aggregate market value of the voting stock held by non-affiliates as of SEPTEMBER 17, 2001 was $41,093,412.50 based on the closing sales price of $6.25 per share on such date.

The number of shares outstanding of Galaxy Nutritional Foods, Inc.'s Common Stock as of SEPTEMBER 17, 2001 was 10,030,260.

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

Transitional Small Business Disclosure Format.  Yes        No    X
                                                    -----      -----

                                     PART I

FORWARD LOOKING STATEMENTS

This Form 10-K contains forward-looking statements. These statements relate to future events or our future financial performance. These forward-looking statements are based on our current expectations, estimates and projections about our industry, management's beliefs and certain assumptions made by us. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates" and variations of these words or similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results could differ materially from those expressed or forecasted in any forward-looking statements as a result of a variety of factors, including those set forth in "Risk Factors" above and elsewhere in, or incorporated by reference into, this Form 10-K. We undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

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

DEVELOPMENT OF BUSINESS

In the past six years, the Company has developed several new product lines for the retail and foodservice markets. In retail, the Company changed it marketing strategy and developed a complete product line of plant-based dairy alternatives, called Veggie(R) brand dairy alternatives. While most companies sell dairy products through supermarket dairy cases, the Company adopted a unique marketing strategy whereby its Veggie(R) plant-based dairy alternatives are sold mostly in produce cases of supermarkets nationwide.

In health food stores, the Company significantly expanded its existing product lines and introduced several new lines over the past few years. These product lines also are plant-based dairy alternatives and are made from either soy, almond, oat or rice. Its vegan (non-dairy) product line is the most extensive in the world. With the addition of natural food sections to most supermarkets, the Company also markets its products sold to the health food industry to the mass market.

In the past few years, the Company began offering these plant-based dairy alternatives to the foodservice market. Prior to doing this, the Company primarily sold conventional-type products only to foodservice. Because of the introduction of plant-based dairy alternatives to the foodservice industry, the Company decided to consolidate its foodservice and retail businesses under John
W. Jackson, Vice President of Sales, to streamline the sales function and develop synergies between both markets as well as the Company's brokers.

In order to expand product lines and introduce new ones, the Company purchased several new manufacturing machines since introducing Veggie(R) brand dairy alternatives in 1996. The plant is capable of producing approximately 150 million pounds annually of cheese slices, approximately 100 million pounds annually of shredded cheese and approximately 80 million pounds of soft cheeses and smoothie products.

The Company also expanded its warehousing facilities to accommodate the increase in plant productivity and to operate more efficiently. This facility consists of 85,000 square feet of which approximately 50,000 square feet is refrigerated space including freezers. The new facility gives the Company' shipping department the ability to efficiently handle the shipping of over six million pounds of product per week. The warehouse has eighteen loading docks and an eight thousand square foot refrigerated staging area.

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

CAPITAL EXPENDITURES

During the fiscal years ended March 31, 2001, 2000 and 1999, the Company's capital expenditures were approximately $10,887,000, $4,405,000 and $2,168,000, respectively. This included capitalized interest of $826,725, $490,442 and $395,963 during fiscal 2001, 2000 and 1999, respectively. The substantial capital expenditures for fiscal 2001 were the result of the Company's acquisition of manufacturing equipment and installation of several new production lines at its Orlando, Florida manufacturing facility. These new lines included two new slice lines, a new chunk cheese line, a cup line, a string cheese line and a shred line. During fiscal 2000 and 1999, the large capital expenditures were primarily due to the installation of several large pieces of production equipment. This equipment includes packaging equipment, modifications to the Company's cheese loaf machinery, and industrial blenders for powdered products.

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

In the food service market, the Company promotes its healthy Veggie(R) and formagg(R) cheese products as well as lower cost cheese alternatives. In marketing its Veggie(R) and formagg(R) line of products to food service customers, the Company emphasizes that its products taste like conventional cheese and have no or low fat, low or no cholesterol, no lactose and more calcium than conventional cheeses. The Company also promotes its food service products on the basis of their considerably longer shelf life and microbiologically safer profile than conventional cheeses. The Company sells directly to food distributors and other customers in the food service market, as well as utilizing its in-house sales staff, territory managers and a nationwide network of nonexclusive commission brokers to sell the Company's products.

SUPPLIERS

The Company purchases the ingredients used in its manufacturing operations, i.e., casein, vegetable proteins and oils, enzymes and other ingredients, from several sources, and it believes that all of these ingredients are readily available from numerous suppliers. Due to more cost effective conditions in other countries, suppliers from such countries are often able to supply casein at prices lower than domestic suppliers. Accordingly, the Company currently purchases its major ingredient, casein, from foreign suppliers. Because casein purchased by the Company is imported, its availability is subject to a variety of factors, including federal import regulations. During the later part of fiscal 2001, casein prices significantly increased as a result of "Mad Cow" and "foot and mouth" disease epidemics in Europe. The Company's increased costs for casein in the third and fourth quarters of fiscal year 2001 had an adverse impact on the Company's results of operations for such fiscal year.

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

                                                          PERCENT OF CASEIN PURCHASES
                                                          FISCAL YEAR ENDED MARCH 31,

TYPE OF RAW MATERIAL          NAME OF SUPPLIER              2001      2000      1999
-------------------------------------------------------------------------------------

Casein                  Besnier-Scerma U.S.A.                12%       34%       37%
                        Avonmore Food Products Ltd.          30%       35%       28%
                        Rely France International             3%        6%       15%
                        Irish Dairy Board                    17%       10%       12%
                        New Zealand Milk Products            --         6%        8%
                        Kerry Ingredients                    10%        9%       --
                        Eurial Poitouraine                   23%       --        --

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

MARK                         COUNTRY               RENEWAL DATE
---------------------------------------------------------------
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

For the fiscal years ended March 31, 2001, 2000 and 1999, the Company had net sales of $46,992,291, $42,234,984 and $29,790,025, respectively. The following table sets forth the name of each customer of the Company, which either alone, or together with its affiliates, accounted for 5% or more of the Company's sales for the fiscal years ended March 31, 2001, 2000 and 1999:

                               PERCENTAGE OF SALES
                           FISCAL YEAR ENDED MARCH 31,

CUSTOMER NAME            2001         2000       1999
-----------------------------------------------------

Cacique, Inc.              *            *        5.1%

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

The following chart sets forth the percentage of sales that the food service and retail markets represented for the fiscal years ended March 31, 2001, 2000 and 1999:

                               PERCENTAGE OF SALES
                          FISCAL YEARS ENDED MARCH 31,

CATEGORY                      2001        2000        1999
-------------------------------------------------------------------

Retail sales                   91%         92%         87%
Food service sales              9%          8%         13%

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

EMPLOYEES

As of September 17, 2001, the Company had a total of 219 full-time employees and one part-time employee. All personnel are employed through leasing companies and temporary contract arrangements, with the exception of Company officers. The Company considers its relations with employees to be satisfactory. No employee is a member of a trade union.

ITEM 2. DESCRIPTION OF PROPERTY.

The Company occupies two facilities close in proximity approximating 140,000 square feet of industrial property in Orlando, Florida. The Company's corporate headquarters occupies approximately 55,000 square feet and is comprised of approximately 8,500 square feet in office space, approximately 31,500 square feet of dock-height, air-conditioned manufacturing space and coolers of approximately 15,000 square feet, which are situated on 2.4 acres of a 5.2 acre site in an industrial park. The Company entered into a lease agreement for the corporate headquarters with Anco Company, a Florida general partnership, on November 13, 1991. The lease expires in November 2006, unless renewed pursuant to terms mutually agreeable to the Company and the landlord. The Company has a right of first refusal to purchase or lease the remaining 2.8 acres upon 20 days notice to the landlord in the event that the landlord elects to sell or lease such remaining land. The lease is a "triple net" lease, which means that the Company is responsible for all taxes, insurance, maintenance and repair of the facilities, in addition to rental payments. The monthly base rent through the stated expiration of the lease is $27,506.27.

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

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Since August 1999, the Company's Common Stock, $.01 par value (the "Common Stock"), has been traded on the American Stock Exchange (the "AMEX") under the symbol "GXY". Prior to August 1999, the Company's Common Stock was traded on the inter-dealer quotation system operated NASDAQ, Inc., a subsidiary of the National Association of Securities Dealers, Inc. (the "NASDAQ System") under the symbol "GALX" in the category of Small-Cap issues. The following table sets forth the high and low sales prices for each quarter for the Company's Common Stock as reported on the AMEX and the NASDAQ System from quarter ending June 30, 1999:

Period                                 High Sales Price     Low Sales Price
----------------------------------------------------------------------------
2002 Fiscal Year, quarter ended:
    June 30, 2001                          $5 3/4               $4 2/5

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

On December 20, 2000, FINOVA Mezzanine Capital, Inc. ("FMCI") exercised its warrant to purchase 815,000 shares of the Company's Common Stock pursuant to a Warrant Exercise and Placement Agent Agreement among the Company, FMCI and Tucker Anthony Capital Markets ("Tucker Anthony"). Pursuant to the agreement, the Company registered the 815,000 shares on behalf of FMCI on Form S-3 and Tucker Anthony was engaged as the exclusive placement agent for the shares. In consideration of its services, Tucker Anthony received, among other compensation, a warrant to purchase 81,500 shares of the Company's Common Stock at an exercise price of $3.90 per share. The warrant is fully vested, but will not be exercisable in full until December 2002, unless there is a change of control of the Company at which time the warrant may be exercised in full.

On April 6, 2001, the Company issued to two buyers, in accordance with an exemption from registration under Regulation D promulgated under the Securities Act of 1933, as amended, (i) an aggregate of 72,646 shares of the Company's Series A convertible preferred stock, $0.01 par value, and (ii) warrants to purchase shares of the Company's common stock, $0.01 par value, at an aggregate sales price of approximately $3,082,000. The shares are subject to certain designations, preferences and rights, including the right to convert each preferred share into no less than 9.5 shares and no more than 15.5 shares of common stock (subject to appropriate adjustment upon the occurrence of certain events), the right to a ten percent stock dividend after one year of issuance, and an eight percent stock dividend for the subsequent three years thereafter. The Company has undertaken the obligation to file a registration statement with the Securities and Exchange Commission to register the shares by October 1, 2001, to be effective no later than December 1, 2001.

The warrants include an initial issuance to the buyers of warrants to purchase an aggregate of 120,000 shares of common stock. The initial warrants are exercisable for a period of five years from April 6, 2001, at a per share exercise price equal to the lesser of (a) $5.30 or (b) a price equal to 110% of the average of the closing bid price of the common stock for the thirty trading days ending on January 1, 2002. The warrants also include the issuance to the buyers of warrants to purchase an aggregate of 120,000 shares of common stock, which are exercisable simultaneous with and as a condition to any redemption of the shares. Finally, the warrants include the issuance to the buyers of warrants to purchase shares of common stock in an amount determined by dividing (x) 30% of the shares originally purchased by the buyers by (y) the average closing bid price of the common stock during the five day period ending on February 15, 2002 (the "30% warrants"). The 30% warrants are exercisable only if a redemption has not occurred and a registration statement has not been made effective as of February 15, 2002, and only for a period of five years from February 15, 2002 at a per share exercise price equal to 110% of the average closing bid price of the common stock during the five day period ending on February 15, 2002.

ITEM 6. SELECTED FINANCIAL DATA.

                           FISCAL YEAR ENDED MARCH 31,

                                         2001             2000             1999             1998             1997
                                     --------------------------------------------------------------------------------

Net sales                            $ 46,992 291     $ 42,234,984     $ 29,790,025     $ 20,552,782     $ 17,171,496
Income (loss) before taxes             (5,939,334)       2,420,560        1,351,367          377,523       (2,736,660)
Income (loss) before cumulative
  effect of change in accounting
  policy                               (5,699,334)       3,629,891        1,291,367          377,523       (2,736,660)
Net income (loss)                      (6,485,763)       3,629,891        1,291,367          377,523       (2,736,660)
Net income (loss) per common
  share before cumulative effect
  of change in accounting policy
  - basic                                   (0.61)            0.40             0.14             0.04            (0.84)
Net income (loss) per common
  share - basic                             (0.69)            0.40             0.14             0.04            (0.84)
Net income (loss) per common
  share before cumulative effect
  of change in accounting policy
  - diluted                                 (0.61)            0.39             0.14             0.04            (0.84)
Net income (loss) per common
  share - diluted                           (0.69)            0.39             0.14             0.04            (0.84)
Total assets                           48,083,126       36,450,393       24,476,912       16,449,052       12,492,446
Long-term debt                         14,720,875        7,261,706        3,178,991        1,459,516           57,064

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

During November 1996, the Company entered into a two-year agreement which provided a $2 million line of credit for working capital and expansion purposes. The availability under this line of credit was increased to $3 million in February 1997, $3.5 million in June 1998, $5.5 million in December 1998, $7.5 million in April 2000 and $13 million in August 2000. The amount available under the line of credit is based on a formula of 85% of eligible accounts receivable plus 50% of eligible inventories not to exceed $6,000,000, as defined in the agreement. Amounts outstanding under the agreement are collateralized by all accounts receivable, inventory and machinery and equipment owned by the Company. Interest is payable on the outstanding draws on the line of credit at a rate of prime minus 0.10% (8.4% at March 31, 2001). The line of credit expires on October 31, 2002. As of March 31, 2001, the Company had an outstanding balance of $8,776,278 under this line of credit agreement.

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

During November 2000, the Company's president guaranteed a $1.5 million short-term bridge loan from Southtrust Bank, N.A. with shares of his common stock pledged as collateral. Interest on this note is at the prime rate (9% at March 31, 2001). Principal payments of $50,000 per month are payable, commencing in May 2001. The note matures October 2003. In consideration of his guarantee and related pledge, the Company granted stock options to acquire 343,125 shares of Common Stock at an exercise price of $3.88 per share. Such options shall expire on December 15, 2010.

On December 26, 2000, the subordinated note holder exercised a portion of the warrant to purchase 815,000 shares of common stock at a price of $3.41 per share. The Company received net proceeds of $2,452,329, after paying transaction costs of $326,822. In connection with this transaction, the Company agreed to reimburse the note holder for brokerage commission and other expenses incurred by the note holder for the sale of the 815,000 shares to the public, which were sold at a price of $3.25 per share. These costs and expenses were recorded as a reduction in the proceeds received from the exercise of the warrants. In addition, the Company agreed to guarantee the price at which the shares would be sold to the public at $4.41 per share. The difference between the actual price received by the note holder ($3.25) and the guaranteed price ($4.41) was $945,400, which was recorded as a debt discount and is being amortized over the remaining term of the subordinated note. The consideration for the difference between the exercise price of $3.41 and the guaranteed price of $4.41 was $815,000 and was funded through the issuance of an additional subordinated term note which is due in December 2001. During fiscal 2001 and 2000, $220,407 and $78,690 of the total debt discount of $1,732,000 was amortized to interest expense, respectively. As of March 31, 2001 and 2000, the unamortized debt discount was $1,433,203 and $708,210, respectively, and the principal balance on the notes was $4,815,000 and $3,876,817, respectively.

The line of credit, term note payable and subordinated note payable contain certain financial and operating covenants. The Company was in violation of substantially all financial covenants under our credit facilities at March 31, 2001. The lender of the subordinated note payable waived the violation for the quarters ended March 31, 2001 and June 30, 2001 and amended the covenants for the quarters subsequent to June 30, 2001. In connection with the amendment to the subordinated debt covenants dated July 12, 2001, the interest on the subordinated note was increased to 13.5% and the maturity date was changed to August 1, 2003. The lender of the line of credit waived the violations for the year ended March 31, 2001 and the quarter ended June 30, 2001 and amended the covenants for the quarters subsequent to June 30, 2001. In connection with the amendment to the line of credit covenants dated July 13, 2001, the interest on the line of credit was increased to prime plus 2%. The lender of the term note payable waived the violations for the year ended March 31, 2001 and amended the covenants for the periods subsequent to March 31, 2001. Total fees incurred in connection with these waivers and amendments were $120,000 and are due by December 31, 2001.

On April 6, 2001, in accordance with an exemption from registration under Regulation D promulgated under the Securities Act of 1933, as amended, the Company received proceeds of approximately $3,080,000 for the issuance of 72,646 shares of the Company's Series A convertible preferred stock and warrants to purchase shares of the Company's common stock. The shares are subject to certain designations, preferences and rights, including the right to convert each preferred share into no less than 9.5 shares and no more than 15.5 shares of common stock (subject to appropriate adjustment upon the occurrence of certain events), the right to a ten percent stock dividend after one year of issuance, and an eight percent stock dividend for the subsequent three years thereafter. The per share conversion price is the lower of (x) $5.10, (y) the market price on the original issue date or (z) 95% of the average of the two lowest closing bid prices on the principal market of the common stock out of the fifteen trading days prior to conversion. The warrants include initial warrants of 120,000 shares, redemption warrants of 120,000 shares, and 30% warrants. The number of shares underlying the 30% warrants is determined by dividing (x) 30% of the preferred shares originally purchased by the investor by (y) the average closing bid price of the Company's common stock during the five day period ending on February 15, 2002. The warrants are exercisable over various terms and at various exercise prices, as defined in the purchase agreement. The Company is required to file a registration statement with the Securities and Exchange Commission to register the shares by October 1, 2001, to be effective no later than December 1, 2001. Upon default, the Company shall pay each investor an amount equaling 3% of the average closing sales price of the common stock for each 30-day default period multiplied by the number of common shares the investor may acquire upon conversion.

Management believes that additional financing will be necessary for the Company to meet its current and future liquidity needs until the Company establishes a positive cash flow from operations.

RISK FACTORS

In addition to the other information in this Form 10-K, the following factors should be considered carefully in evaluating our business and prospects:

WE HAVE PREVIOUSLY BEEN IN TECHNICAL DEFAULT OF OUR CREDIT FACILITIES.

         We have a revolving credit line from FINOVA Capital Corporation, and term loans from FINOVA Mezzanine Capital Inc. and Southtrust Bank, N.A., which have outstanding balances as of September 15, 2001 of $7,582,091, $3,501,292 and $10,637,639, respectively. Substantially all of our assets are pledged as collateral to secure outstanding borrowings under such loans. The line of credit, term note payable and subordinated note payable contain certain financial and operating covenants. We were in violation of substantially all financial covenants under our credit facilities as of March 31, 2001. FINOVA Mezzanine Capital Inc. waived the violation for the quarters ended March 31, 2001 and June 30, 2001 and amended the covenants for the quarters subsequent to June 30, 2001. In connection with such amendment, the interest on the FINOVA Mezzanine Capital Inc. loan was increased to 13.5% and the maturity date was changed to August 1, 2003. FINOVA Capital Corporation also waived the financial covenant violations for the year ended March 31, 2001 and the quarter ended June 30, 2001 and amended the covenants for the quarters subsequent to June 30, 2001. In connection with that amendment, the interest on the FINOVA Capital Corporation loan was increased to prime plus 2%. Southtrust Bank, N.A. also waived the financial covenant violations for the year ended March 31, 2001 and amended the covenants for the periods subsequent to March 31, 2001. But for waivers obtained from all of the lenders for the year ended March 31, 2001 and amendments to the financial covenants under the loan documents, we would be in default of substantially all of the financial covenants under all of the loans.

         In the event we default under the loans in the future and cannot obtain waivers for those defaults, such defaults could result in our indebtedness becoming immediately due and payable and the foreclosure of our assets by our creditors. In either event, it is unlikely that we would be able to continue the operation of our business.

OUR PRIMARY LENDER HAS REDUCED THE LEVELS OF INVENTORY AND ACCOUNTS RECEIVABLE UPON WHICH WE CAN BORROW.

         Our revolving credit line from FINOVA Capital Corporation finances our working capital needs and is secured by our inventory and accounts receivable. The amounts we can borrow under our credit line fluctuates based upon our amounts of eligible inventory and accounts receivable. FINOVA Capital Corporation has significant discretion in determining what inventory and accounts receivable constitute eligible inventory and accounts receivable. Recently, FINOVA Capital Corporation has determined that certain of our inventory and accounts receivable do not meet their eligibility standards. This determination has reduced, and may continue to reduce, the amounts that we can borrow under our revolving line of credit. The reduction in our borrowing availability under our line of credit has negatively affected, and will continue to negatively affect, our ability to meet customer orders, remain current with our creditors and, generally, to operate our business. Further reductions in the amounts that we can borrow under our revolving line of credit will significantly increase the negative effects on the operation on our business and may prevent us from being able to continue to operate our business.

WE MAY NEED ADDITIONAL FINANCING AND SUCH FINANCING MAY NOT BE AVAILABLE.

         We have incurred substantial debt in connection with the financing of our business. The aggregate amount outstanding of our borrowing under our various credit facilities is approximately $21,721,022 as of September 15, 2001. In addition to two term loan credit facilities, we have obtained a revolving line of credit from FINOVA Capital Corporation in the maximum principal amount of $13,000,000 through which we finance our day-to-day working capital needs. The line of credit is secured in part by our accounts receivable and inventory. The amounts that we can borrow under the line of credit fluctuate based on our inventory and accounts receivable levels. Generally, we borrow the maximum amount available to us under our line of credit and under other credit facilities. As of September 15, 2001, the maximum amount we could borrow under our revolving credit line totaled approximately $9,000,000. If we are unable to generate sufficient cash flow or borrow additional amounts to fund our working capital needs and to pay our debts, we will be required to seek additional financing in the near future. We do not know if we can obtain additional financing or if the terms of any required financing will be acceptable to us. If we are unable to fund our working capital needs and additional growth through our existing credit facilities, cash flow or additional financing, or if additional financing is not available under acceptable terms to us, our business, prospects, results of operations, cash flows and future growth will be negatively affected.

WE MAY ISSUE ADDITIONAL SECURITIES WITH RIGHTS SUPERIOR TO THOSE OF THE COMMON STOCK, WHICH COULD MATERIALLY LIMIT THE OWNERSHIP RIGHTS OF EXISTING STOCKHOLDERS.

         We may offer additional debt or equity securities in private and/or public offerings in order to raise working capital and to refinance our debt. The board of directors has the right to determine the terms and rights of any debt securities and preferred stock without obtaining the approval of the stockholders. It is likely that any debt securities or preferred stock that we sell would have terms and rights superior to those of the common stock and may be convertible into common stock. Any sale of securities could adversely affect the interests or voting rights of the holders of common stock, result in substantial dilution to existing stockholders, or adversely affect the market price of our common stock.

         As of September 15, 2001, 72,646 shares of our Series A convertible preferred stock were issued and outstanding. The Series A stock is subject to certain designations, preferences and rights set forth in our Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock, including the right to convert such shares into shares of common stock at any time, at a conversion rate (subject to appropriate adjustment for stock splits, stock dividends, recapitalizations and similar events) equal to the quotient of:

         - $48.18, plus all accrued dividends that are then unpaid for each share of Series A stock then held by the holder, divided by,

         - the lesser of (x) $4.718 and (y) 95% of the average of the two lowest closing bid prices on the American Stock Exchange of the common stock out of the fifteen trading days immediately prior to conversion; provided that, in certain circumstances, such amount may not fall below $3.10.

In no case, however, shall any holder of Series A stock be permitted to convert Series A stock in an amount that would cause such holder to beneficially own, in the aggregate, such number of shares of common stock which would exceed 9.99% of the aggregate outstanding shares of common stock.

         Each holder of Series A stock is also entitled to receive a stock dividend equal to 10% of the holder's shares of Series A stock for the first year after issuance and a stock dividend equal to 8% of the holder's shares of Series A stock for each of the subsequent three years thereafter. All accrued dividends shall become payable upon the conversion of the shares of Series A stock. The holders of the Series A stock are entitled to a liquidation preference, prior to the payment of any amounts payable to the holders of the common stock, in an amount per share equal to the $48.18, plus all accrued dividends that are unpaid for each share of Series A stock then held by the holder. Although we may authorize and issue additional or other preferred stock which is junior in rank to the Series A stock with respect to the preferences as to distributions and payments upon our liquidation, dissolution or winding up, as long as at least 25% of the Series A stock ever issued is outstanding, we may not authorize or issue capital stock which is of equal or senior rank to the Series A stock with respect to such rights and preferences without the prior written consent of the holders of no less than 60% of the then-outstanding shares of the Series A stock. Each holder of Series A stock has the right to require us to redeem all or any part of the Series A stock at any time subsequent to the fourth anniversary of the date of issuance of the Series A stock to such holder or upon the occurrence of certain other events. If the conversion price falls below $3.10, then, upon delivery of notice thereof from a holder of Series A Stock, we have the right to redeem all or any part of the Series A stock, depending upon the length of time the conversion price is less than $3.10.

         We have no present plans to issue any additional shares of Series A stock or any other preferred stock.

WE CANNOT CONTROL THE TIMING OR VOLUME OF SALES OF A SUBSTANTIAL NUMBER OF SHARES OF OUR COMMON STOCK.

     As of September 15, 2001, approximately 6,220,887 shares of the 10,030,260 shares of our issued and outstanding common stock were freely tradable (unless acquired by one of our "affiliates") under the Securities Act of 1933. All of the shares which are not freely tradable are "restricted securities" within the meaning of Rule 144 promulgated by the Securities and Exchange Commission under the Securities Act, and may be sold in open market transactions after the holding period under Rule 144 with respect to such transaction has been met. As to shares subject to outstanding options and warrants, the one-year holding period generally will not begin until the shares underlying such options or warrants actually have been acquired. After the one-year holding period has been met, each holder generally may sell, every three months in brokerage transactions, an amount equal to the greater of one percent of our outstanding common stock or the amount of the average weekly trading volume during the four weeks preceding the sale. After two years, unless any such holder is one of our "affiliates," such sales can be made without restriction.

         As of September 15, 2001, 72,646 shares of our Series A convertible preferred stock were issued and outstanding. The Series A stock is subject to certain designations, preferences and rights set forth in our Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock, including the right to convert such shares into shares of common stock at any time. We have agreed to register the shares of common stock underlying the Series A stock with the Securities and Exchange Commission prior to October 1, 2001. Upon registration, all such shares of common stock shall be freely tradable. We have agreed with the holders of the Series A stock to maintain the effectiveness of any registration of the common stock into which the Series A stock is convertible until the earlier of (a) the date that all of such common stock may be sold pursuant to Rule 144(k) under the Securities Act, or (b) the date on which (i) all of such common stock have been sold and (ii) none of the Series A stock is outstanding, or (c) April 6, 2003.

     Because the sales of common stock underlying the Series A stock and the resale of any additional shares which may be attempted under Rule 144 may not be effected through an underwriter pursuant to a firm commitment agreement, there will be a substantial number of additional shares which may be available for sale on the market at one time without any control over the timing or volume of sales thereof by us or any third party. We cannot foresee the impact of such potential sales on the market, but it is possible that if a significant percentage of such available shares are attempted to be sold within a short period of time, the effect on the market may be negative. It is also unclear as to whether or not the market for our common stock could absorb a large number of attempted sales in a short period of time, regardless of the price at which the same might be offered. It is noted that even if a substantial number of sales are not effected within a short period of time, the mere existence of this "market overhang" could have a negative effect on the market for our common stock and our ability to raise additional capital or refinance our indebtedness.

THE CHIEF EXECUTIVE OFFICER OWNS A LARGE PERCENTAGE OF THE OUTSTANDING SHARES, WHICH COULD MATERIALLY LIMIT THE OWNERSHIP RIGHTS OF EXISTING STOCKHOLDERS.

     As of September 15, 2001, Angelo S. Morini, our founder, President and Chief Executive Officer, beneficially owned approximately 45% of our common stock and held options which, if exercised and assuming the exercise of no other outstanding options or warrants, would give him a majority of our issued and outstanding common stock. Shareholders may be unable to elect any members of the board of directors or exercise significant control over us or our business as a result of Mr. Morini's ownership.

SHAREHOLDERS MAY EXPERIENCE FURTHER DILUTION.

     We have a substantial number of outstanding options and warrants to acquire shares of common stock. A total of 4,112,833 shares have been reserved for issuance upon exercise of options and warrants that we have granted or may grant in the future. A total of 3,978,775 of these options and warrants are "in the money" and are currently exercisable as of September 15, 2001. "In the money" generally means that the current market price of the common stock is above the exercise price of the shares subject to the warrant or option. The issuance of common stock upon the exercise of these options and warrants could adversely affect the market price of the common stock or result in substantial dilution to our existing stockholders.

As of September 15, 2001, 72,646 shares of our Series A convertible preferred stock were issued and outstanding. The Series A stock is subject to certain designations, preferences and rights set forth in our Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock, including the right to convert such shares into shares of common stock at any time. The issuance of common stock upon the conversion of the Series A stock could negatively affect the market price of the common stock or result in substantial dilution to our existing stockholders.

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

BECAUSE WE ARE DEPENDENT UPON A SINGLE MANUFACTURING FACILITY, THE LOSS OF THE FACILITY WOULD RESULT IN A WORK STOPPAGE WHICH WOULD NEGATIVELY IMPACT OUR BUSINESS.

         We manufacture all of our products at a single manufacturing facility in Orlando, Florida, and our revenues are dependent upon the continued operation of this facility. This facility is subject to a lease that expires in November 2006, unless renewed pursuant to terms mutually agreeable to us and our landlord. We do not have a backup facility or contractual arrangements with any other manufacturers in the event of a casualty to or destruction of the facility or if the facility ceases to be available to us for any other reason. If we are required to rebuild or relocate our manufacturing facility, a substantial investment in improvements and equipment would be necessary. Any rebuilding or relocation also would likely result in a significant delay or reduction in manufacturing and production capability which, in turn, could lead to substantially reduced sales and loss of market share.

WE RELY ON THE EFFORTS OF OUR PRESIDENT AND CHIEF EXECUTIVE OFFICER, AND THE LOSS OF HIS SERVICES COULD MATERIALLY ADVERSELY AFFECT OUR BUSINESS.

         Our success will be largely dependent upon the personal efforts and abilities of Angelo S. Morini, our President and Chief Executive Officer. If Mr. Morini ends his relationship with Galaxy before a qualified replacement is found, then our business, prospects and results of operations would be materially adversely affected. Mr. Morini's employment agreement has a rolling five year term but is terminable by Mr. Morini upon a change of control of Galaxy. Although we are the beneficiary of a life insurance policy on Mr. Morini, our insurance would likely not be sufficient to compensate us for the loss of Mr. Morini's services in the event of his death until a suitable replacement could be engaged.

COMPETITION IN OUR INDUSTRY IS INTENSE.

         Competition in our segment of the food industry is intense. We believe that as consumers become more interested in healthy food alternatives the competition in our markets will increase substantially. Our primary competition consists of equally sized companies such as Tree of Life, White Wave and Toffutti Brans, that manufacture soy-based products, such as alternative cheese slices, sour creams, cream cheese and related products. In addition, we compete with major companies such as Kraft, which produces products under the Kraft Free(R) label, Borden's, and ConAgra, which produces products under the Healthy Choice(R) label. Each of these companies has substantially greater name recognition and greater research and development, marketing, financial and human resources than we have. These advantages have led to a substantially greater market penetration and product acceptance than we have developed. In addition, our competitors may succeed in developing new or enhanced products which are better than our products. These companies may also prove to be more successful than us in marketing and selling these products. We cannot assure you that we will be able to compete successfully with any of these companies or achieve a greater market share than we currently possess. Increased competition as to any of our products or services could result in price reductions, reduced margins, and loss of market share, which could negatively affect our business, prospects, results of operations and financial condition.

WE RELY ON THE PROTECTION OF OUR TRADEMARKS, AND THE LOSS OF A TRADEMARK WOULD NEGATIVELY IMPACT THE PRODUCTS ASSOCIATED WITH THE TRADEMARK, WHICH COULD MATERIALLY ADVERSELY AFFECT OUR BUSINESS.

         We own several registered and unregistered trademarks which are used in the marketing and sale of our products. We have invested a substantial amount of money in promoting our trademarked brands. However, the degree of protection that these trademarks afford us is unknown. Further, we may not have the money necessary to engage in actions to prevent infringement of our trademarks. A loss of a trademark would negatively impact the products associated with it, and could negatively affect our business, prospects, results of operations, financial condition and cash flows.

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

THE LIQUIDITY OF OUR SHARES MAY BE NEGATIVELY IMPACTED BY THE LOW VOLUME OF TRADING OF OUR SHARES.

         Although our shares are publicly traded on the American Stock Exchange, the trading market for our shares is limited. During the calendar quarter prior to the date of this prospectus, the trading volume for our shares averaged less than 15,000 shares per trading day. We do not anticipate any material increase in the trading volume for our shares. The lack of an active trading market for our shares could negatively impact stockholders' ability to sell their shares when they desire and the price which could be obtained upon a sale of shares.

RISING INTEREST RATES COULD NEGATIVELY AFFECT OUR RESULTS OF OPERATIONS.

         The interest rates of our revolving line of credit and one of our term loans fluctuate based upon changes in our lenders' prime rate. Increases in the prime rate will result in an increase in our cost of funds, and could negatively affect our results of operations. We have not entered into any derivative instruments such as interest rate swap or hedge agreements to manage our exposure to rising interest rates.

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

In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 ("FIN 44"), Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25. FIN 44 clarifies the application of Opinion No. 25 for (a) the definition of employee for purposes of applying Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequences of various modifications to the previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 was effective July 2, 2000, but certain conclusions cover specific events that occur after either December 15, 1998 or January 12, 2000. The impact to the Company related to the adoption of FIN 44 was to record compensation expense of $1,100,000 for the year ended March 31, 2001 in connection with notes receivable amended in June 1999 related to the exercise of options by the Company's President. See Note 7 to the notes to the Company's financial statements.

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

                                             /s/ BDO Seidman, LLP

New York, New York
June 20, 2001, except for Note 5 as to which the date is July 16, 2001.

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
                                                           ============         ============         ============

                 See accompanying notes to financial statements

                         GALAXY NUTRITIONAL FOODS, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                Common Stock
                           ---------------------                                         Notes
                                                      Additional     Accumulated       Receivable      Treasury
                            Shares       Par Value  Paid-In Capital    Deficit        Common Stock       Stock          Total
                           ---------------------------------------------------------------------------------------------------------
Balance at April 1, 1998    8,816,699    $88,167    $46,459,542      $(23,005,813)    $(12,772,200)   $       --     $ 10,769,696

Exercise of options             1,144         11          3,989                --               --                          4,000
Issuance of common stock
   under private placement    357,143      3,571        933,929                --               --            --          937,500
Issuance of common stock
   under employee stock
   purchase plan                8,046         81         31,362                --               --            --           31,443
Issuance of warrants               --         --         68,500                --               --            --           68,500
Net income                         --         --             --         1,291,367               --            --        1,291,367
                           ---------------------------------------------------------------------------------------------------------

Balance at March 31, 1999   9,183,032   $ 91,830    $47,497,322     $ (21,714,446)   $ (12,772,200)  $       --     $ 13,102,506

Exercise of options             1,000         10          4,705                --               --                         4,715
Issuance of common
  stock under
  employee stock
  purchase plan                   514          5          1,028                --               --            --            1,033
Issuance of warrants               --         --        786,900                --               --            --          786,900
Net income                         --         --             --         3,629,891               --            --        3,629,891
                           ---------------------------------------------------------------------------------------------------------

Balance at March 31, 2000   9,184,546    $91,845   $ 48,289,955     $ (18,084,555)   $ (12,772,200)  $       --     $ 17,525,045

Purchase of treasury stock         --         --             --                --               --      (120,461)        (120,461)
Exercise of warrants,
  net of costs                815,000      8,150      2,444,179                --               --            --        2,452,329
Issuance of common
  stock under
  employee stock
  purchase plan                18,066        181         67,966                --               --            --           68,147
Non-cash compensation
  related to options
  under non-recourse
  note receivable                  --         --      1,100,000                --               --            --        1,100,000
Net loss                           --         --             --        (6,485,763)              --            --       (6,485,763)
                           ---------------------------------------------------------------------------------------------------------

Balance at March 31, 2001  10,017,612   $  100,176  $51,902,100      $(24,570,318)    $(12,772,200)   $ (120,461)    $ 14,539,297
                           =========================================================================================================


                 See accompanying notes to financial statements

                         GALAXY NUTRITIONAL FOODS, INC.
                            STATEMENTS OF CASH FLOWS


YEARS ENDED MARCH 31,                                                         2001                2000                1999
                                                                         ------------         ------------        ------------
CASH FLOWS USED IN OPERATING ACTIVITIES:
  Net Income (Loss)                                                      $ (6,485,763)        $  3,629,891        $  1,291,367
  Adjustments to reconcile net income (loss) to net cash used in operating activities:
      Depreciation and amortization                                         1,605,149            1,149,729             735,220
      Amortization of debt discount                                           220,407               78,690                  --
      Deferred tax benefit                                                   (240,000)          (1,320,000)                 --
      Provision for losses on trade receivables                               200,000               75,000              (4,794)
      Non-cash compensation related to options under non-recourse
        note receivable                                                     1,100,000                   --                  --
      Amortization of consulting and director fee expense paid
        through issuance of common stock warrants                              16,444               18,583              22,293
      (Increase) decrease in:
        Trade receivables                                                    (796,625)          (3,103,158)         (1,777,317)
        Inventories                                                        (1,751,592)          (2,787,211)         (3,776,994)
        Other receivables                                                    (223,333)             (67,740)           (136,808)
        Prepaid expenses                                                      414,534             (893,918)           (306,204)
      Increase (decrease) in:
        Accounts payable                                                    4,439,509            1,705,513           2,222,385
        Accrued liabilities                                                   (23,552)            (301,179)             14,850
                                                                         ------------         ------------        ------------

NET CASH USED IN OPERATING ACTIVITIES                                      (1,524,822)          (1,815,800)         (1,716,002)
                                                                         ------------         ------------        ------------

CASH FLOWS USED IN INVESTING ACTIVITIES:
  Purchase of property and equipment                                      (10,887,497)          (4,404,501)         (2,168,027)
  (Increase) decrease in other assets                                          78,136             (103,632)             62,526
                                                                         ------------         ------------        ------------

NET CASH USED IN INVESTING ACTIVITIES                                     (10,809,361)          (4,508,133)         (2,105,501)
                                                                         ------------         ------------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Book overdrafts                                                          (1,247,924)           1,191,811            (333,820)
  Net borrowings on line of credit                                          6,313,207              872,082           2,072,160
  Borrowings on term notes payable                                          7,380,593            3,992,906           1,624,000
  Repayments on term note payable                                             (93,000)          (2,806,847)           (244,000)
  Borrowings on subordinated note payable                                     123,183            3,876,817                  --
  Principal payments on capital lease obligations                             (41,613)            (366,816)            (63,394)
  Proceeds from issuance of common stock, net of offering costs                68,147                1,033             968,943
  Financing costs for long term debt                                          (47,832)            (441,497)           (226,343)
  Purchase of treasury stock                                                 (120,461)                  --                  --
  Proceeds from exercise of common stock options                                   --                4,715               4,000
                                                                         ------------         ------------        ------------

NET CASH FROM FINANCING ACTIVITIES                                         12,334,300            6,324,204           3,801,546
                                                                         ------------         ------------        ------------

NET INCREASE (DECREASE) IN CASH                                                   117                  271             (19,957)

CASH, BEGINNING OF YEAR                                                           383                  112              20,069
                                                                         ------------         ------------        ------------

CASH, END OF YEAR                                                        $        500         $        383        $        112
                                                                         ============         ============        ============


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

(2)      INVENTORIES

         Inventories are summarized as follows:

                                                                   March 31, 2001         March 31, 2000
                                                                   --------------         --------------
Raw materials                                                        $ 4,314,685            $ 4,005,324
Finished goods                                                         6,459,855              5,017,624
                                                                     -----------            -----------

Total                                                                $10,774,540            $ 9,022,948
                                                                     ===========            ===========


(3)      PREPAID EXPENSES

         Prepaid expenses are summarized as follows:

                                                                   March 31, 2001         March 31, 2000
                                                                   --------------         --------------
Prepaid advertising                                                  $   587,764            $   375,364
Prepaid slotting                                                              --                457,162
Prepaid commissions                                                      210,914                151,114
Other                                                                    308,422                537,994
                                                                     -----------            -----------

Total                                                                $ 1,107,100            $ 1,521,634
                                                                     ===========            ===========

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

                         GALAXY NUTRITIONAL FOODS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                  (CONTINUED)


(4)  PROPERTY AND EQUIPMENT

         Property and equipment are summarized as follows:

                                                           Useful Lives           March 31, 2001         March 31, 2000
                                                           ------------------    ------------------     -----------------
         Leasehold improvements                                  10-25 years        $  3,185,490         $  3,184,988
         Machinery and equipment                                  5-15 years          16,993,002           14,935,169
         Delivery equipment and autos                              3-5 years              15,149               15,652
         Equipment under capital leases                           7-15 years             314,543              314,543
         Parts and tooling                                         1-3 years             219,808                   --
         Construction in progress                                                     10,104,846            1,525,905
                                                                                 ------------------     -----------------

                                                                                      30,832,838           19,976,257
         Less accumulated depreciation and amortization                                5,529,744            3,955,511
                                                                                 ------------------     -----------------

         Property and equipment, net                                                 $25,303,094          $16,020,746
                                                                                 ==================     =================

         Interest in the amount of $826,725, $490,442 and $395,963 was capitalized to construction in progress during the years ended March 31, 2001, 2000, and 1999, respectively.

         The Company estimates that approximately $500,000 of additional costs will be incurred to complete the construction in progress projects.

(5)      LINE OF CREDIT AND LONG-TERM DEBT

         During November 1996, the Company entered into a two year agreement which provided a $2 million line of credit for working capital and expansion purposes. The availability under this line of credit was increased to $3 million in February 1997, $3.5 million in June 1998, $5.5 million in December 1998, $7.5 million in April 2000 and $13 million in August 2000. The amount available under the line of credit is based on a formula of 85% of eligible accounts receivable plus 50% of eligible inventories not to exceed $6,000,000, as defined in the agreement. Amounts outstanding under the agreement are collateralized by all accounts receivable, inventory and machinery and equipment owned by the Company. Interest is payable on the outstanding draws on the line of credit at a rate of prime minus 0.10% (8.4% at March 31, 2001). The line of credit expires on October 31, 2002. As of March 31, 2001, the Company had an outstanding balance of $8,776,278 under this line of credit agreement.

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

         The line of credit, term note payable and subordinated note payable contain certain financial and operating covenants. The Company was in violation of substantially all financial covenants at

                         GALAXY NUTRITIONAL FOODS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                  (CONTINUED)


         March 31, 2001. The lender of the subordinated note payable waived the violation for the quarters ended March 31, 2001 and June 30, 2001 and amended the covenants for the quarters subsequent to June 30, 2001. In connection with the amendment to the subordinated debt covenants dated July 12, 2001, the interest on the subordinated note was increased to 13.5% and the maturity date was changed to August 1, 2003. The lender of the line of credit waived the violations for the year ended March 31, 2001 and the quarter ended June 30, 2001 and amended the covenants for the quarters subsequent to June 30, 2001. In connection with the amendment to the line of credit covenants dated July 13, 2001, the interest on the line of credit was increased to prime plus 2%. The lender of the term note payable waived the violations for the year ended March 31, 2001 and amended the covenants for the periods subsequent to March 31, 2001. Total fees incurred in connection with these waivers and amendments were $120,000 and are due by December 31, 2001.

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

                                                                                       Capital              Operating
                                                                                       Leases                Leases
                                                                                   ----------------     ------------------
         2002                                                                           $33,292             $   665,000
         2003                                                                            23,593                 439,000
         2004                                                                             5,164                 403,000
         2005                                                                             3,481                 223,000
                                                                                   ----------------     ------------------

         Total net minimum lease payments                                                65,530              $1,730,000
                                                                                                        ==================
         Less amount representing interest                                                6,950
                                                                                   ----------------

         Present value of the net minimum lease payments                                 58,580
         Less current portion                                                            28,755
                                                                                   ----------------

         Long-term obligations under capital leases                                     $29,825
                                                                                   ================

         The total capitalized cost for equipment under capital lease is $314,543, with accumulated depreciation of $255,038 as of March 31, 2001.

         Rental expense was approximately $987,000, $750,000 and $520,000 for the fiscal years ended March 31, 2001, 2000 and 1999, respectively.

         EMPLOYMENT AGREEMENT
         On June 17, 1999, the Company's Board of Directors issued a new employment agreement for the Company's President. The new agreement allows for a one time grant of a stock option to purchase a maximum of 1,357,000 shares of common stock. The option was granted in June 1999 and is exercisable immediately at $3.31 per share and expires June 2009. The new agreement also provides

                         GALAXY NUTRITIONAL FOODS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                  (CONTINUED)


         for a salary of $300,000 and decreases the annual bonus to a sliding scale of pre-tax income, beginning with the fiscal year ending March 31, 2000. This new agreement has a rolling five-year term.

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

         The Financial Accounting Standards Board issued Interpretation No. 44 ("FIN 44"), which clarifies the application of APB Opinion 25 relating to the accounting consequences of various modifications to fixed stock options. FIN 44 covers specific events that occurred after December 15, 1998 and was effective as of July 2, 2000. FIN 44 clarified that when an option is repriced, it is treated as a variable option and is marked to market each quarter. The adoption of FIN 44 required the Company to change its accounting related to the above note receivable. The underlying options were required to be treated as variable due to the exchange of interest bearing recourse notes with a non-interest bearing non-recourse note. Accordingly, any differences between the exercise price of the options and the market price of the Company's common stock is recorded as compensation expense at each reporting period. As of March 31, 2001, the Company recorded $1,1,00,000 of compensation expense to mark the options to market in accordance with variable accounting.

         EMPLOYEE STOCK PURCHASE PLAN
         In January 1992, the Company's stockholders approved the 1991 Employee Stock Purchase Plan (the "1991 Purchase Plan"). The 1991 Purchase Plan provides for the sale of up to an aggregate of 85,714 shares of common stock to eligible employees. Up to 358 shares may be purchased by each eligible employee at the lesser of 85% of the fair market value of the shares on the first or last business day of the six-month purchase periods ending August 31 and February 28. Substantially all full-time employees are eligible to participate in the plan. During the year ended March 31, 2001, 4,790 shares were accrued and 18,066 shares were issued under this plan at prices ranging from $3.63 to $4.09 per share. During the year ended March 31, 2000, 7,802 shares were accrued and 514 shares were issued under this plan at prices ranging from $3.24 to $3.78 per share. During the year ended March 31, 1999, 8,046 shares were purchased under this plan at prices ranging from $3.77 to $3.94 per share. The

                         GALAXY NUTRITIONAL FOODS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                  (CONTINUED)


         weighted average fair value of the shares issued were $3.77, $3.52 and $3.91 per share for the fiscal years ended March 31, 2001, 2000 and 1999, respectively. As of March 31, 2001, there were 62,858 shares available for purchase under the Plan.

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

         STOCK WARRANTS
         At March 31, 2001, the Company had common stock warrants outstanding which were issued in connection with sales consulting, financial consulting, and financing arrangements. Information relating to these warrants is summarized as follows:

                                                                               Number of
         Expiration Date                                                       Warrants              Exercise Price
         ---------------                                                  ---------------------      ------------------
         April 2002                                                              7,143                       5.46
         September 2002                                                            143                       6.79
         December 2002                                                          10,714                       5.04
         January 2003                                                            2,000                       3.31
         August 2003                                                             1,429                       4.82
         October 2003                                                          142,857                       2.63
         January 2004                                                            1,429                       3.94
         September 2004                                                        100,000                       3.41
         September 2004                                                         25,000                       4.25
         August 2005                                                             7,143                       4.48
         December 2005                                                          81,500                       3.90
         January 2006                                                           33,571                       4.81
         June 2009                                                             143,000                       3.31

                                                                               555,929
                                                                          =====================

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

                         GALAXY NUTRITIONAL FOODS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                  (CONTINUED)


         Statement of Financial Accounting Standards No. 123 ("FAS 123"), Accounting for Stock Based Compensation, requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for the Company's stock options had been determined in accordance with the fair value based method prescribed in FAS 123. The Company estimates the fair value of each stock option at the grant date by using a Black-Scholes option-pricing model with the following assumptions used in the fiscal 2001 option-pricing model as follows: no dividend yield, 46% volatility, risk-free interest rate ranging from 4.42% to 5.69%, and expected lives of ten years. Assumptions used for grants in 2000: no dividend yield, 43% volatility, risk-free interest rate of 4.64%, and expected lives of ten years. Assumptions used for grants in 1999: no dividend yield, volatility of 80%, risk-free interest rates ranging from 4.64% to 5.25% and expected lives of ten years. Had compensation cost been determined based on the fair value of options at their grant dates in accordance with FAS 123, the Company would have increased their net loss by $120,318 for fiscal 2001 and reduced net income by $2,755,910 and $73,808 for fiscal 2000 and 1999, respectively. This would not have any effect on loss per share for fiscal 2001. Basic and diluted pro forma earnings per share would have been $0.10 and $0.09, respectively for fiscal 2000. The effect on earnings per share is less than $0.01 per share for fiscal 1999.

         The following table summarizes information about plan stock option activity for the years ended March 31, 2001, 2000 and 1999:


                                                                               Weighted-Average          Weighted-Average
                                                                                Exercise Price            Fair Value of
                                                             Shares               per Share              Options Granted
                                                          --------------     ---------------------     ---------------------

          Balance, March 31, 1998                            83,861                   $8.96                   $ --
          Granted - at market                                29,429                    2.85                   2.59
          Exercised                                          (1,143)                   3.50                     --
          Canceled                                           (3,929)                   6.19                     --
                                                          --------------     ---------------------     ---------------------

          Balance, March 31, 1999                           108,218                    4.73                     --
          Granted - at market                                   930                    4.13                   2.40
          Exercised                                          (1,000)                   4.71                     --
          Canceled                                           (2,142)                   9.94                     --
                                                          --------------     ---------------------     ---------------------

          Balance, March 31, 2000                           106,006                    4.51                     --
          Granted - at market                                34,608                    4.25                   2.70
          Canceled                                           (6,930)                   4.68                     --
                                                          --------------     ---------------------     ---------------------

          Balance, March 31, 2001                           133,684                   $4.60                   $ --
                                                          ==============     =====================     =====================

         At March 31, 2001, 2000 and 1999, a total of 133,684, 61,261 and 56,430 of the outstanding plan options were exercisable with a weighted-average exercise price of $4.60, $4.90 and $5.28 per share, respectively.

         The following table summarizes information about non-plan stock option activity for the years ended March 31, 2001, 2000, and 1999:

                         GALAXY NUTRITIONAL FOODS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                  (CONTINUED)

                                                                               Weighted-Average          Weighted-Average
                                                                                Exercise Price            Fair Value of
                                                             Shares               per Share              Options Granted
                                                          --------------     ---------------------     ---------------------
          Balance, March 31, 1998                            182,858                   6.86                   $  --
                                                          --------------     ---------------------     ---------------------

          Balance, March 31, 1999                            182,858                   6.86                    2.03
          Granted - at market                               1,369,143                    3.31                    --
                                                          --------------     ---------------------     ---------------------

          Balance, March 31, 2000                          1,552,001                   3.63                      --
          Granted - at market                                343,125                   3.91                    2.47
          Canceled                                            (7,143)                  8.47                      --
                                                          --------------     ---------------------     ---------------------

          Balance, March 31, 2001                          1,887,983                  $3.66                   $  --
                                                          ==============     =====================     =====================


         At March 31, 2001, 2000 and 1999, a total of 1,881,283, 1,532,956 and
         171,095 of the outstanding non-plan options were exercisable with a weighted-average exercise price of $3.67, $3.61 and $5.90, respectively.

         The following table summarizes information about plan and non-plan stock options outstanding and exercisable at March 31, 2001:

                                                                   Options Outstanding
                                -------------------------------------------------------------------------------------------
                                                        Weighted-Average   Weighted-Average                  Weighted-
          Range of Exercise                               Remaining          Exercise         Number          Average
          Prices                Number Outstanding          Life              Price          Exercisable    Exercise Price
          -----------------------------------------------------------------------------------------------------------------
           $2.84 - 5.25             1,957,736               7.8 years          $3.58          1,954,403          $3.58
            5.46 - 7.00                21,572               4.9 years           6.40             21,572           6.40
            8.31 -10.28                37,012               5.2 years           8.70             37,012           8.70
           14.00 -19.25                 5,347               1.0 year           14.42              5,347          14.42
                                -------------------                                          -----------

                                    2,021,667                                                 2,018,334
                                ===================                                          ===========

         SHARES RESERVED
         At March 31, 2001, the Company has reserved common stock for future issuance under all of the above arrangements totaling 2,505,352 shares.

                         GALAXY NUTRITIONAL FOODS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                  (CONTINUED)


(8)      INCOME TAXES

         The components of the net deferred tax assets consist of the following:

         March 31,                                                                      2001                2000
         --------------------------------------------------------------------------------------------------------------

         Deferred tax assets:
           Net operating loss carry forwards                                         $6,474,000          $4,184,000
           Investment, alternative minimum and general business tax credits             144,000             140,000
           Other                                                                        291,000             261,000
         --------------------------------------------------------------------------------------------------------------

         Gross deferred income tax assets                                             6,909,000           4,585,000
         Valuation allowance                                                         (3,541,000)         (2,014,000)
         --------------------------------------------------------------------------------------------------------------

         Total deferred income tax assets                                             3,368,000           2,571,000

         Deferred income tax liabilities:
           Depreciation and amortization                                             (1,808,000)         (1,251,000)
         --------------------------------------------------------------------------------------------------------------

         Net deferred income tax assets                                               1,560,000           1,320,000
         Less current portion                                                           532,000             453,000
         --------------------------------------------------------------------------------------------------------------

         Long-term deferred income tax asset                                         $1,028,000          $  867,000
         ======================================================================-=======================================

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

         Significant components of income tax (expense) benefit are as follows:

         Years ended March 31,                         2001                                   2000                   1999
         --------------------------------------------------------------------------------------------------------------------
         Current:
           Federal                                 $         --                           $ (110,669)              $(60,000)
           State                                             --                                   --                     --
         --------------------------------------------------------------------------------------------------------------------

                                                             --                             (110,669)               (60,000)
         --------------------------------------------------------------------------------------------------------------------

         Deferred:
           Federal                                      226,800                            1,127,100                     --
           State                                         13,200                              192,900                     --
         --------------------------------------------------------------------------------------------------------------------

                                                        240,000                            1,320,000                     --
         --------------------------------------------------------------------------------------------------------------------

                                                       $240,000                           $1,209,331               $(60,000)
         =====================================================================================================================

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

         The following summary reconciles differences from taxes at the federal statutory rate with the effective rate:

         ----------------------------------------------------------------------------------------------------------------
         Years ended March 31,                                               2001            2000             1999
         ----------------------------------------------------------------------------------------------------------------

         Federal income taxes at statutory rates                             (34.0%)         34.0%             34.0%
         Change in deferred tax asset valuation allowance                     19.2%         (72.1%)          (24.0%)
         Alternative minimum tax                                              --              4.6%              4.4%
         Non deductible expenses
            Non deductible compensation                                        5.6%          --                   --
            Imputed interest on note receivable                                4.4%          12.5%             22.0%
            Other                                                              1.4%           5.0%              2.0%
         Utilization of net operating loss carry forward                      --            (34.0%)          (34.0%)

         Income taxes (benefit) at effective rates                            (3.4%)        (50.0%)             4.4%

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

(12)     SUPPLEMENTAL CASH FLOW INFORMATION

         Years ended March 31,                                                      2001           2000           1999
         ---------------------------------------------------------------------- --------------------------------------------
         Non-cash financing and investing activities:
           Purchase of equipment through capital lease obligations and term
             note payable                                                       $        --       $94,865       $402,869
           Consulting and directors fees paid through issuance of common
             stock warrants                                                          16,444        18,583         68,500
           Issuance of warrants in connection with Subordinated note payable             --       786,900             --
           Original issue discount related to price guarantee on Finova
             transaction                                                            945,400            --             --
           Issuance of subordinated note payable related to price guarantee
             on Finova transaction                                                  815,000            --             --
           Exercise of warrants through reduction in line of credit               2,321,929            --             --

         Cash paid for:
           Interest (expensed and capitalized)                                    2,873,822       988,970        663,831
           Income taxes                                                                  --        95,401             --

                         GALAXY NUTRITIONAL FOODS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                  (CONTINUED)


(13)     EARNINGS PER SHARE

The following is a reconciliation of basic net earnings per share to diluted net earnings per share for the years ended March 31, 2000 and 1999:

         Years ended March 31,                                                     2000                     1999
         -----------------------------------------------------------------------------------------------------------------

         Basic net earnings per common share                                          $.40                      $.14
                                                                            -------------------     ----------------------

         Average shares outstanding - basic                                      9,183,814                 9,005,843

         Potential shares exercisable under stock option plans                   1,128,506                   185,786
         Potential shares exercisable under stock warrant agreements               457,500                   514,545

         Less:  Shares assumed repurchased under treasury stock method           (1,360,005)                (593,964)
                                                                            -------------------     ----------------------

         Average shares outstanding - diluted                                    9,409,815                 9,112,210
                                                                            -------------------     ----------------------

         Diluted earnings per common share                                            $.39                      $.14
                                                                            ===================     ======================

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

         The effect of the above fourth quarter adjustments on the previous quarter is as follows:

                         GALAXY NUTRITIONAL FOODS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                  (CONTINUED)

                                                                                               Three Months Ended
                                                                                               December 31, 2000
                                                                                       -----------------------------------
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

         The effect of the above fourth quarter adjustments on previous quarters is as follows:

                                                                                        Three Months Ended
                                                                        ---------------------------------------------------
                                                                          December 31, 1999          September 30, 1999
                                                                        -----------------------    ------------------------

         Net income:
           As reported                                                          $ 727,960                  $ 784,720
           As restated                                                          1,074,006                  1,120,256

         Basic earnings per share:
           As reported                                                            $  0.08                    $  0.09
           As restated                                                               0.12                       0.12

         Diluted earnings per share:
           As reported                                                            $  0.08                    $  0.08
           As restated                                                               0.11                       0.12

                         GALAXY NUTRITIONAL FOODS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                  (CONTINUED)


(15)     SCHEDULE OF VALUATION ACCOUNT

                                                      Balance at        Charged to       Write-Offs,
                                                     Beginning of       Costs and      Retirements and   Balance at End
                                                         Year            Expenses        Collections        of Year
     --------------------------------------------------------------------------------------------------------------------
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

                         GALAXY NUTRITIONAL FOODS, INC.

                         NOTES TO FINANCIAL STATEMENTS
                                  (CONTINUED)


                                                                                        Three Months Ended
                                                                        ---------------------------------------------------
                                                                          December 31, 2000          September 30, 2000
                                                                        -----------------------    ------------------------
         Basic earnings per share:
           Net income - as reported                                                 $0.08                      $0.08
           Net income - pro forma                                                   $0.02                      $0.06

         Diluted earnings per share:
           Net income - as reported                                                 $0.07                      $0.07
           Net income - pro forma                                                   $0.02                      $0.06

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

                         GALAXY NUTRITIONAL FOODS, INC.

                         NOTES TO FINANCIAL STATEMENTS
                                  (CONTINUED)
(18)     QUARTERLY OPERATING RESULTS (UNAUDITED)

         Unaudited quarterly operating results are summarized as follows:


                                                                               Three Months Ended (Unaudited)
                                                          -------------------------------------------------------------------------
         2000                                                 March 31          December 31        September 30         June 30
                                                          ---------------    -----------------   ----------------    -------------
         Net sales                                          $11,213,686        $10,118,593        $10,521,630         $10,381,075
         Gross margin                                         3,443,313          3,967,956          3,799,566           3,790,413
         Income before cumulative effect of change in
           accounting policy                                  1,501,527            727,960            784,720             615,684
         Net income                                           1,501,527            727,960            784,720             615,684
         Basic net income per common share                         0.16               0.08               0.09                0.07
         Diluted net income per common share                       0.16               0.08               0.08                0.07
         Stockholders' equity                                17,525,045         15,234,398         14,506,438          13,718,190

                                                                               Three Months Ended (Unaudited)
                                                          ------------------------------------------------------------------------
         2001                                                 March 31          December 31         September 30        June 30
                                                          -----------------  ------------------   ----------------  ---------------
         Net sales                                          $12,262,998           $11,258,310       $12,214,562       $11,256,421
         Gross margin                                         1,823,852             3,796,569         4,481,614         4,048,508
         Income (loss) before cumulative effect of
           change in accounting policy                       (5,400,509)           (1,700,379)          712,230           689,324
         Net income (loss)                                   (5,400,509)           (2,486,808)          712,230           689,324
         Basic net income (loss) per common share                 (0.57)                (0.27)             0.08              0.08
         Diluted net income (loss) per common share               (0.57)                (0.27)             0.07              0.07
         Stockholders' equity                                14,539,297            18,100,884        18,872,550        18,160,320


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not Applicable.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table sets forth the current directors and executive officers of the Company as of September 15, 2001, as well as their respective ages and positions with the Company:

NAME                                       AGE                              POSITIONS
----                                       ---                              ---------
Angelo S. Morini                            58        Chairman of the Board of Directors,  President,  Chief
                                                      Executive Officer, and acting Chief Financial
                                                        Officer
Christopher Morini                          46        Vice President of Marketing
John Jackson                                43        Vice President of Sales
Christopher New                             41        Chief Marketing Officer and Vice President of Strategy
Joseph Juliano (1)                          50        Director
Douglas A. Walsh (1)                        56        Director
Marshall K. Luther (1)                      48        Director

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

Angelo S. Morini has been President of the Company since its inception and is the inventor of formagg(R). He was elected Chairman of the Board of Directors, President, and Chief Executive Officer in 1987. Between 1972 and 1980, Mr. Morini was the general manager of Galaxy Cheese Company, which operated as a sole proprietorship until its incorporation in May 1980. Prior to 1974, he was associated with the Food Service Division of Pillsbury Company and the Post Division of General Foods Company. In addition, he worked in Morini Markets, his family-owned and operated chain of retail grocery stores in the New Castle, Pennsylvania, area. Mr. Morini received a B.S. degree in Business Administration from Youngstown State University in 1968. Angelo S. Morini's brother, Christopher Morini, works for the Company as Vice President of Marketing. Angelo
S. Morini's wife, Julie Morini, is employed by the Company in the marketing and public relations departments. Also, Mr. Morini's brother-in-law, Robert Peterson, is employed by the Company as a sales representative. Mr. Morini is also currently serving in the capacity as the Company's Chief Financial Officer.

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

Christopher New was appointed the Company's Chief Marketing Officer and Vice President of Strategy on September 4, 2001. From 1993 through 2001, Mr. New was the Vice President of Commercial Strategies & Services for Tropicana Products of Bradenton, Florida. At Tropicana, Mr. New's responsibilities included the direction and leadership of strategic planning, marketing, business development, sales planning, e-commerce, customer service and category management. Prior to his employment at Tropicana, Mr. New served as Senior Marketing Manager of Mott's USA, a division of Cadbury Schweppes, for four years. Mr. New received his M.S. in Marketing and Economics from Cornell University in 1986.

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


SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Based solely upon the Company's review of Forms 4 which were not filed on a timely basis, but furnished to the Company by Angelo Morini, Christopher Morini, and John Jackson each an executive officer of the Company, with respect to the fiscal year ended March 31, 2000, each of such individuals failed to file reports on a timely basis. Angelo Morini's delinquent report related to two transactions in which he acquired 10,500 shares of Common Stock. Mr. Morini will report on a Form 5 the transaction in which he was granted options to acquire 343,125 shares of Common Stock. The delinquent report of Christopher Morini related to a single transaction in which he acquired 1,900 shares of Common Stock and the delinquent report of John Jackson related to a single transaction in which he acquired 4,000 shares of common stock. Mr. Jackson will report on a Form 5 two transactions in which he sold a total of 2,000 shares of Common Stock.


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

                           SUMMARY COMPENSATION TABLE

                                                                   Long-Term Compensation
                              Annual Compensation                    Awards      Payouts
          (a)              (b)       (c)        (d)        (e)         (f)         (g)        (h)       (i)

                                                          Other                                         All
                                                         Annual    Restricted   Securities             Other
                                                         Compen-      Stock     Underlying    LTIP    Compen-
Names and                 Fiscal    Salary     Bonus     sation     Award(s)   Options/SARs  Payouts   sation
Principal Position         Year      ($)        ($)        ($)         ($)         (#)        ($)    ($) (16)
---------------------------------------------------------------------------------------------------------------
Angelo S. Morini           2001    300,000          -   28,656 (2)      -         343,125 (5)  -       2,700
Chairman of the Board      2000    300,000    125,000   20,526 (3)      -       1,357,000      -       2,700
President, and Chief       1999    250,000          -   20,128 (4)      -               -      -       2,700
Executive Officer (1)

Keith A. Ewing             2001    125,000          -    9,716 (7)      -               -      -       3,000
Chief Financial Officer
(6)

Christopher Morini         2001    153,000          -   29,372 (9)      -               -      -      16,944
Vice President of          2000    126,250     25,000    7,753 (10)     -               -      -       3,000
Marketing (8)              1999    125,000     10,000    7,753 (11)     -          14,286      -       3,000

John Jackson               2001    128,000          -   10,390 (13)     -               -      -       2,700
Vice President of          2000    113,750     45,838   10,117 (14)     -               -      -       2,700
Sales (12)                 1999    110,000          -   10,117 (15)     -          14,286      -       2,700

(1) On June 17, 1999, the Company's Board of Directors approved to rescind the existing employment agreement with the Company's President and Chief Executive Officer, Mr. Angelo S. Morini, and to enter into new employment agreement with him. The new agreement includes a one-time grant of stock options to acquire 1,357,000 shares of Common Stock at an exercise price of $3.31 per share. Under the new agreement, the Company forgave all outstanding interest, approximately $3,000,000, on two promissory notes executed by Mr. Morini in favor of the Company in connection with the exercise of certain purchase rights and options previously granted by the Company to Mr. Morini. The new agreement also provides for a salary increase to $300,000 and decreases the annual bonus to a sliding scale of pre-tax income, beginning with the fiscal year ending March 31, 2000, and has a rolling five-year term. In conjunction with the entry into the new agreement, the Company agreed to a consolidation of Mr. Morini's two existing promissory notes in favor of the Company into a single note payable in the amount of $12,772,200, which was non-interest bearing, non-recourse to Mr. Morini, and was secured by 2,571,429 shares of the Company's Common Stock beneficially owned by Mr. Morini. The current outstanding balance of the obligation is $12,772,200.

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

(5) In November of 2000, Angelo S. Morini guaranteed a $1.5 million short-term bridge loan to the Company from SouthTrust Bank, N.A., with shares of his Common Stock pledged as collateral. In consideration of his guarantee and related pledge, the Company granted stock options to acquire 343,125 shares of Common Stock at an exercise price of $3.88 per share. Such options shall expire on December 15, 2010.

(6) In February of 2000, Keith A. Ewing was appointed as Chief Financial Officer. The base salary provided for Mr. Ewing was $125,000. On April 12, 2001, the Company terminated Mr. Ewing.

(7) For the fiscal year ended March 31, 2001, the Company paid $6,684 in lease payments for Mr. Ewing's automobile, and approximately $100 per month for automobile insurance and $2,131 in club dues for Mr. Ewing.

(8) Angelo S. Morini's brother, Christopher Morini, works for the Company as Vice President of Marketing. In February of 1983, Christopher Morini was appointed as Vice President of Marketing. Mr. Morini's employment agreement provides for $126,250 base salary with annual increases to be determined by the compensation committee. The agreement also provides for an automobile lease with insurance, which together shall not exceed $1,100 per month. Mr. Morini will also be entitled to a bonus that shall not exceed 40% of his base salary based on certain personal and Company goals as established by the Company's Chief Executive Officer.

(9) For the fiscal year ended March 31, 2001, the Company paid $11,228 in lease payments for Mr. C. Morini's automobile, and approximately $100 per month for automobile insurance and $16,944 in club dues for Mr. C. Morini.

(10) For the fiscal year ended March 31, 2000, the Company paid $6,553 in lease payments for Mr. C. Morini's automobile, plus $100 per month for automobile insurance.

(11) For the fiscal year ended March 31, 1999, the Company paid $6,553 in lease payments for Mr. C. Morini's automobile, plus $100 per month for automobile insurance.

(12) In August of 1993, John Jackson was appointed as Vice President of Sales. Mr. Jackson's employment agreement provides for $113,750 base salary with annual increases to be determined by the compensation committee. The agreement also provides for an automobile lease with insurance, which together shall not exceed $850 per month. Mr. Jackson will also be entitled to a bonus that shall not exceed 40% of his base salary based on certain personal and Company goals as established by the Company's Chief Executive Officer.

(13) For the fiscal year ended March 31, 2001, the Company paid $9,190 in lease payments for Mr. Jackson's automobile and approximately $100 per month for automobile insurance.

(14) For the fiscal year ended March 31, 2000, the Company paid $8,917 in lease payments for Mr. Jackson's automobile, plus $100 per month for automobile insurance.

(15) For the fiscal year ended March 31, 1999, the Company paid $8,917 in lease payments for Mr. Jackson's automobile, plus $100 per month for automobile insurance.

(16) "All Other Compensation" represents the health insurance premiums paid on behalf of the indicated employees by the Company.

The following table sets forth information concerning each grant of stock options and free standing stock appreciation rights during the fiscal year ended March 31, 2001 for each of the executive officers named in the Summary of Compensation Table above.


                               OPTIONS/SAR GRANTS
                    FOR THE FISCAL YEAR ENDED MARCH 31, 2001

                                        Option/SAR Grants in Last Fiscal Year
-------------------------------------------------------------------------------------------------------------------
                                                                              Potential
                                                                           Realized Value at
                                                                           Assumed Annual             Alternative
                                                                           Rates of Stock Price       to (f) &  (g):
                                                                              Appreciation            Grant Date
              Individual Grants                                             for Option Term              Value
---------------------------------------------------  --------------------------------------------------------------

   (a)          (b)            (c)              (d)           (e)                (f)         (g)          (f)
              Number of        % of
              Securities       Total
              Under-           Options/
              lying            SARS
              Options/         Granted to      Exercise                                                  Grant
              SARs             Employees       or Base                                                   Date
              Granted          in Fiscal       Price         Expiration                                  Present
Name          (#)      .       Year      .     ($/Sh) .      Date      .        5%($)  .   10%($)  .     Value
-----------   ----------       ----------      --------      -----------        -------    ----------    ------------
Angelo S.      343,125           91.1%          $3.88         12/15/10            -            -         $737,719(2)
Morini (1)

(1) In November of 2000, Angelo S. Morini guaranteed a $1.5 million short-term bridge loan to the Company from SouthTrust Bank, N.A., with shares of his Common Stock pledged as collateral. In consideration of his guarantee and related pledge, the Company granted stock options to acquire 343,125 shares of Common Stock at an exercise price of $3.88 per share. Such options shall expire on December 15, 2010.

(2) The Company estimated the fair value of the stock options at the grant date using a Black-Scholes option-pricing model with the following assumptions: (i) no dividend yield; (ii) 46% volatility, (iii) risk-free interest rate of 4.64%, and (iv) expected life of ten years.


COMPENSATION OF DIRECTORS

Each non-employee director who served on the Board of Directors during the last fiscal year received a fee of $2,000 plus expenses for his services.

Additionally, each non-employee director of the Company is entitled to receive on October 1 of each year, options to purchase a number of shares of Common Stock equal to (i) 286 shares, if such director served for a full year prior to the October 1 anniversary date, or (ii) a pro rated amount equal to 24 shares for each full month served during the year prior to such anniversary date, if such director did not serve for a full year prior to the anniversary date. Such options are granted pursuant to the Company's 1991 Non-Employee Director Stock Option Plan which was adopted by the Board of Directors on October 1, 1991, and approved by the shareholders of the Company on January 31, 1992, as the same was amended by that certain 1996 Amendment and Restatement of the 1991 Non-Employee Director Stock Option Plan (as amended, the "Director Plan").


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

         5. The Company will obtain, and maintain in effect during the term of this Agreement, for the benefit of (i) a Two Million Dollar ($2,000,000) term life insurance policy insuring his life, the beneficiaries of which shall be designated by Mr. Morini, and (ii) a disability insurance policy providing for payment of at least two-thirds (2/3) of Mr. Morini's base salary.

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

EMPLOYMENT AGREEMENT OF CHIEF FINANCIAL OFFICER

In February 2000, Keith A. Ewing was appointed Chief Financial Officer of the Company Mr. Ewing's employment agreement provided for $125,000 base salary. The agreement also provided for an automobile lease with insurance, which together shall not exceed $800 per month. In addition, the Company provided a club membership at a cost not to exceed $200 per month. Mr. Ewing was also entitled to a bonus not to exceed 60% of his base salary provided that he satisfied certain performance criteria. He did not achieve such criteria and therefore did not receive a bonus. The agreement granted Mr. Ewing stock options to acquire 10,000 shares of Common Stock at an exercise price of $3.75. One third of such options were immediately vested and exercisable upon grant and another one third of such options vested on the first anniversary of the date of grant. The final one third of such options failed to vest due to the termination of Mr. Ewing's continued employment with the Company.

On April 1, 2001, the Company and Mr. Ewing entered into an Employee Severance/Settlement Agreement whereby the Company agreed to forgive a $20,000 loan given to Mr. Ewing on August 3, 2000, and to pay him severance in the amount of $5,208.34. In addition, Mr. Ewing agreed to accept a warrant to purchase 10,000 shares of common stock in lieu of the stock options granted pursuant to his employment agreement. The warrants are exercisable for two years from the date of grant at an exercise price of $5.00. The settlement agreement also provided for Mr. Ewing's return of certain Company property and mutual releases.


EMPLOYMENT AGREEMENTS OF THE VICE PRESIDENTS

Angelo S. Morini's brother, Christopher Morini, works for the Company as Vice President of Marketing. In February of 1983, Christopher Morini was appointed as Vice President of Marketing. Mr. C. Morini's employment agreement provides for $126,250 base salary. The agreement also provides for an automobile lease with insurance, which together shall not exceed $1100 per month. Mr. C. Morini will also be entitled to a bonus that shall not exceed 40% of his base salary based on certain personal and Company goals as established by the Company's Chief Executive Officer. In the event Mr. C. Morini's employment is terminated, Mr. C. Morini will be entitled to receive three years of his base salary as severance.

In August of 1993, John Jackson was appointed as Vice President of Sales. Mr. Jackson's employment agreement provides for $113,750 base salary. The agreement also provides for an automobile lease with insurance, which together shall not exceed $850 per month. Mr. Jackson will also be entitled to a bonus that shall not exceed 40% of his base salary based on certain personal and Company goals as established by the Company's Chief Executive Officer. In the event of a change in ownership of the Company which results in his termination, Mr. Jackson will be entitled to receive three years of his base salary as severance. In the event Mr. Jackson's employment is otherwise terminated, he is entitled to receive one year of his base salary as severance, the payment of which shall be made at the Company's discretion.

On September 4, 2001, Christopher J. New was appointed Chief Marketing Officer and Vice President of Strategy. Mr. New's employment agreement provides for a base salary of $150,000, which will increase to $180,000 upon the Company's achievement of a profitable quarter. Mr. New will also be entitled to receive a bonus of up to 40% of his base salary at fiscal year end with the qualification of such bonus to be determined by the Board of Directors. The agreement also provides for an automobile lease with insurance. In the event of a change in ownership of the Company which results in his termination, Mr. New will be entitled to receive three years of his base salary as severance. In the event Mr. New's employment is otherwise terminated after September 4, 2002, but prior to September 4, 2003, he will be entitled to receive one year of his base salary as severance. In the event Mr. New's employment is terminated after September 4, 2003, but prior to September 4, 2004, he will be entitled to receive two years of his base salary as severance. In the event Mr. New's employment is terminated after September 4, 2004, he will be entitled to receive three years of his base salary as severance.


ADDITIONAL INFORMATION WITH RESPECT TO INSIDER PARTICIPATION IN COMPENSATION DECISIONS

The Company did not have during the fiscal year ended March 31, 2001, and does not currently have, a compensation committee or a committee of the Board of Directors performing similar functions. Compensation for executive officers other than Mr. Angelo Morini, the Company's Chief Executive Officer, is determined independently by Mr. Morini. Joseph Juliano, Marshall K. Luther and Douglas A. Walsh, each a member of the Board of Directors conducted discussions and negotiations with Mr. Morini, and deliberations with respect to the amendment of Mr. Morini's employment agreement and compensation which occurred during the fiscal year ended March 31, 2001. Additionally, since October 2000, Mr. Morini has drawn an aggregate of $255,286 in advances which will be charged against future bonuses under the new employment agreement.

During each of the fiscal years ended March 31, 2001, 2000 and 1999, Joseph Juliano, a director of the Company, was paid $27,000, $36,000, and $36,000, respectively, in return for developing and maintaining business relationships with prospective and existing customers and suppliers on behalf of the Company.

On June 17, 1999, the Company's Board of Directors approved to rescind the existing employment agreement with the Company's President and Chief Executive Officer, Mr. Angelo S. Morini, and to enter into new employment agreement with him. The new agreement eliminates the performance based option arrangement and allows for a one- time grant of stock options to acquire 1,357,000 shares of Common Stock at an exercise price of $3.31 per share. The new agreement also forgives the interest on the existing note, provides for a salary increase to $300,000 and decreases the annual bonus to a sliding scale of pre-tax income, beginning with the fiscal year ending March 31, 2000. This new agreement has a rolling five-year term. Angelo S. Morini's brother, Christopher Morini, works for the Company as Vice President of Marketing. Angelo S. Morini's wife, Julie Morini, is employed by the Company in the marketing and public relations departments. Mr. Morini's brother-in-law, Robert Peterson, is employed by the Company as a sales representative.

REPORT ON EXECUTIVE COMPENSATION

The Board of Directors of the Company does not have a compensation policy applicable to the Company's executive officers generally. Compensation for executive officers other than Mr. Angelo Morini, the Company's Chief Executive Officer, is determined independently by Mr. Morini.

The Company and Mr. Morini entered into an Amended and Restated Employment Agreement effective June 15, 2000, which agreement was approved by the Board of Directors. See "Chief Executive Officer's Employment Agreement" above for a description of the terms of the agreement. The Board of Directors based its approval of the agreement and the terms thereof on a number of factors including Mr. Morini's significant contribution to the turnaround and improvement of the Company's performance and position, Mr. Morini's level of commitment and loyalty to the Company and his high degree of accepted risk on behalf of the Company, and the improved performance and anticipation of continuing improvements in performance, particularly in revenues and profit margin, and the associated potential growth in shareholder value. In addition, the Board of Directors determined that it was in the Company's best interest, and the best interest of the shareholders, to modify certain terms and conditions of Mr. Morini's prior employment agreement. These modifications included, among other things, reducing the formula for the profit sharing bonus, eliminating a right whereby Mr. Morini could require that the Company repurchase certain of his common stock upon the occurrence of certain events, and the elimination of mandatory performance stock options upon the Company's achievement of specified "milestone" events.

Mr. Morini's compensation includes a profit sharing percentage incentive component based upon the Company's achievement of certain levels of pre-tax net income as determined by the Company's independent accounting firm.


STOCKHOLDER RETURN PERFORMANCE PRESENTATION

The graph set forth below provides comparisons of the yearly percentage change in the cumulative total shareholder return on the Company's Common Stock with the cumulative total return of Standard & Poor's SmallCap Stock Index and a Peer Group Index for the five fiscal years ended March 31, 2001.

                            COMPARATIVE TOTAL RETURNS
           GALAXY NUTRITIONAL FOODS, INC., S&P SMALLCAP AND PEER GROUP
                      (PERFORMANCE RESULTS THROUGH 3/31/01)

                                         1997         1998         1999         2000        2001
                                       --------     --------     --------     --------    --------
Galaxy Nutritional Foods               $  39.41     $  46.99     $  26.84     $  25.54    $  39.22

S&P Small Cap                          $ 107.35     $ 157.27     $ 126.13     $ 163.63    $ 160.36

Peer Group                             $ 129.71     $ 139.07     $ 110.94     $  99.25    $ 103.62


* Assumes $100 invested at the close of trading on the last day preceding the first day of the fiscal year in Galaxy Nutritional Foods, Inc., S&P Small Cap and the Peer Group.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

All figures set forth in this Item 12 related to the number of shares of the Company's common stock or prices or values thereof are adjusted to reflect the one-for-seven reverse stock split which was effective on February 11, 1999.

BENEFICIAL OWNERS OF MORE THAN 5% OF THE COMPANY'S COMMON STOCK

The following table sets forth, to the knowledge of management, each person or entity who is the beneficial owner of more than 5% of the outstanding shares of the Company's Common Stock outstanding as of September 17, 2001 (assuming all of the outstanding rights, options, and warrants of the Company's Common Stock currently outstanding and exercisable are, in fact, exercised), the number of shares owned by each such person and the percentage of the outstanding shares represented thereby.

                                                         Amount and Nature of
Name and Address of Beneficial Owner                   Beneficial Ownership (1)       Percent of Class (2)
--------------------------------------------------- -------------------------------- ------------------------
Angelo S. Morini
2441 Viscount Row
Orlando, Florida 32809                                        5,681,369 (3)                      45.0%

Cede & Co.
Box #20
Bowling Green Station
New York, New York                                            5,065,481 (4)                      40.2%

John Hancock Advisors, Inc.
200  Clarendon Street
Boston, Massachusetts 02117                                   1,009,490 (5)                   8.0%

BH Capital Investments, L.P.
175 Bloor Street East
South Tower, 7th Floor
Toronto, Ontario, Canada M4W 3R8                             37,836 Series A (6)               50% (7)

Excalibur Limited Partnership
33 Prince Arthur Avenue
Toronto, Ontario, Canada M5R IB2                             37,836 Series A (6)               50% (7)

(1) The inclusion herein of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of these shares.

(2) The total number of shares outstanding assuming the exercise of all currently exercisable and vested options and warrants held by all executive officers, current directors, and holders of 5% or more of the Company's issued and outstanding Common Stock is 12,612,819 shares. Does not assume the exercise of any other options or warrants.

(3) Includes options to acquire 2,238,197 shares of the Company's Common Stock. All of Mr. Morini's options currently are exercisable at $3.31 to $5.25 per share. The original exercise prices of 20,215 of the options ranged from $17.50 per share to $25.03 per share. The exercise prices of these options were reduced by the Board of Directors to $3.50 per share on August 31, 1993. Options expire as to 7,143 shares on December 4, 2002, as to 13,072 shares on October 1, 2006, as to 142,857 on July 1, 2002, as to 1,357,000 shares on June 15, 2009, as to
343,125 on December 15, 2010, and as to 375,000 on April 19, 2011. With the exception of the options, 10,500 shares held in a nominee name, 286 shares held in joint tenancy and 714 shares held individually, all of Mr. Morini's shares are held by Morini Investments Limited Partnership, a Delaware limited liability partnership, of which Angelo Morini is the Limited Partner and Morini Investments LLC is the General Partner. Mr. Morini is the sole member of Morini Investments LLC.

(4) Cede & Co. is a share depository used by shareholders to hold stock in street name. Does not include 10,500 shares beneficially owned by Angelo S. Morini and 1,009,490 beneficially owned by John Hancock Advisers, Inc., both of which are held by Cede & Co. in street name.

(5) John Hancock Advisers, Inc. is a wholly-owned subsidiary of The Berkeley Financial Group, Inc., which is a wholly-owned subsidiary of John Hancock Subsidiaries, Inc., which a wholly-owned subsidiary of John Hancock Life Insurance Company, which is a wholly-owned subsidiary of John Hancock Financial Services, Inc.

(6) Pursuant to a certain Series A Preferred Stock and Warrants Purchase Agreement dated as of April 6, 2001, BH Capital Investments, L.P. and Excalibur Limited Partnership each purchased 36,323 shares of our Series A convertible preferred stock and warrants to purchase 60,000 shares of Common Stock, at an aggregate sales price of approximately $3,082,000. As of September 15, 2001, the holders of our Series A convertible preferred stock are also entitled to an additional 1,513 shares each due to accrued stock dividends on their initial purchase of our Series A convertible preferred stock. The warrants held by BH Capital Investments, L.P. and Excalibur Limited Partnership are exercisable at a price per share equal to the lesser of (i) $5.30 or (ii) 110% of the average of the closing bid price of our common stock for the thirty days ending on January 1, 2002, subject to a minimum price of $3.10. All of the warrants are exercisable until April 6, 2006. In addition, each of BH Capital Investments, L.P. and Excalibur Limited Partnership received other warrants (i) to purchase an aggregate of 120,000 shares of common stock, which are exercisable simultaneous with and as a condition to any redemption of the shares of Series A stock, and (ii) to purchase shares of common stock in an amount determined by dividing (x) 30% of the shares originally purchased by the buyers by (y) the average closing bid price of the common stock during the five day period ending on February 15, 2002. The 30% warrants are exercisable only if a redemption has not occurred and a registration statement has not been made effective as of February 15, 2002, and only for a period of five years from February 15, 2002 at a per share exercise price equal to 110% of the average closing bid price of the common stock during the five day period ending on February 15, 2002.

(7) Represents beneficial ownership of the Company's Series A Convertible Preferred Stock.


SHARE OWNERSHIP OF OFFICERS AND DIRECTORS

The following table sets forth, as of September 17, 2001 the number of shares owned directly, indirectly and beneficially by each executive officer and each director and director-nominee of the Company, and by all executive officers and directors as a group:


                                                         Amount and Nature of
Name and Address of Beneficial Owner                   Beneficial Ownership (1)       Percent of Class (2)
--------------------------------------------------- -------------------------------- ------------------------
Angelo S. Morini
Galaxy Nutritional Foods, Inc.
2441 Viscount Row
Orlando, Florida  32809                                       5,681,369 (3)                   45.0%

Douglas A. Walsh
607 Tamiami Trail
Ruskin, Florida  33570                                            4,098 (4)                      *

Marshall K. Luther
Galaxy Nutritional Foods, Inc.
2441 Viscount Row
Orlando, Florida  32809                                          12,715 (5)                      *

Joseph Juliano
Galaxy Nutritional Foods, Inc.
2441 Viscount Row
Orlando, Florida  32809                                          42,643 (6)                      *

Christopher Morini
Galaxy Nutritional Foods, Inc.
2441 Viscount Row
Orlando, Florida  32809                                          99,043 (7)                      *

John Jackson
Galaxy Nutritional Foods, Inc.
2441 Viscount Row
Orlando, Florida  32809                                         100,131 (8)                      *

Christopher New
Galaxy Nutritional Foods, Inc.
2441 Viscount Row
Orlando, Florida  32809                                         100,000 (9)                      *

All executive officers and directors as a group               6,039,999                       47.9%
                                                              =========                       ====

* Less than 1%.

(1) The inclusion herein of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of these shares.

(2) The total number of shares outstanding assuming the exercise of all currently exercisable and vested options and warrants held by all executive officers, directors, and holders of 5% or more of the Company's issued and outstanding Common Stock is 12,612,819 shares. Does not assume the exercise of any other options or warrants.

(3) Includes options to acquire 2,238,197 shares of the Company's Common Stock. All of Mr. Morini's options currently are exercisable at $3.31 to $5.25 per share. The original exercise prices of 20,215 of the options ranged from $17.50 per share to $25.03 per share. The exercise prices of these options were reduced by the Board of Directors to $3.50 per share on August 31, 1993. Options expire as to 7,143 shares and 13,072 shares on December 4, 2002, as to 142,857 on July 1, 2002, as to 1,357,000 shares on June 15, 2009, as to 343,125 on December 15,
2010, and as to 375,000 on April 19, 2011. With the exception of the options, 10,500 shares held in a nominee name, 286 shares held in joint tenancy and 714 shares held individually, all of Mr. Morini's shares are held by

Morini Investments Limited Partnership, a Delaware limited liability partnership, of which Angelo Morini is the Limited Partner and Morini Investments LLC is the General Partner. Mr. Morini is the sole member of Morini Investments LLC.

(4) Dr. Walsh, a current member of the Board of Directors, was granted an option to acquire 2,143 shares of Common Stock on January 31, 1992 for an exercise price of $21.00 per share. This option expires on January 31, 2002. The closing bid price of the Company's Common Stock as quoted on the NASDAQ System on January 30, 1992 was $17.50 per share. Dr. Walsh was granted an additional option on October 1, 1992 to acquire 96 shares of Common Stock at an exercise price of $20.13 per share. This option expires on October 1, 2002. The closing bid price of the Company's Common Stock as quoted on the NASDAQ System on September 30, 1992 was $18.38 per share. On October 1, 1993, Dr. Walsh was granted an option to acquire 143 shares of Common Stock at an exercise price of $14.88. The exercise price of all of Dr. Walsh's then existing options was reduced to $14.00 per share on January 31, 1994. The closing bid price of the Company's Common Stock as quoted on the NASDAQ System on January 28, 1994 was $32.38 per share. On October 1, 1994, Dr. Walsh was granted an option to acquire 143 shares at an exercise price of $19.25 per share. The closing bid price of the Company's Common Stock as quoted on the NASDAQ System on September 30, 1994, was $20.13 per share. This option expires on October 1, 2004. On October 1, 1995, Dr. Walsh was granted an option to acquire 143 shares at an exercise price of $4.13 per share. The closing bid price of the Company's Common Stock as quoted on the NASDAQ System on September 29, 1995, was $4.16 per share. This option expires on October 1, 2005. On October 1, 1996, Dr. Walsh was granted an option to acquire 286 shares at an exercise price of $10.29 per share which expire on October 1, 2006. The closing bid price of the Company's Common Stock as quoted on the NASDAQ System on September 30, 1996 was $10.50 per share. On October 1, 1997, he was granted an option to acquire 286 shares at an exercise price of $8.31 per share which expire on October 1, 2007. The closing bid price of the Company's Common Stock as quoted on the NASDAQ system on September 30, 1997 was $8.31 per share. On October 1, 1998, he was granted an option to acquire 286 shares at an exercise price of $3.06 per share which expire on October 1, 2008. The closing bid price of the Company's Common Stock as quoted on the NASDAQ system on September 30, 1998 was $3.06 per share. On October 1, 1999, he was granted an option to acquire 286 shares at an exercise price of $4.13 per share which expire on October 1, 2009. The closing bid price of the Company's Common Stock as quoted on the NASDAQ system on September 30, 1999 was $4.13 per share. On October 1, 2000, he was granted an option to acquire 286 shares at an exercise price of $4.44 per share which expire on October 1, 2010. The closing bid price of the Company's Common Stock as quoted on the American Stock Exchange on September 30, 2000 was $4.44. All of Dr. Walsh's options currently are exercisable.

(5) Mr. Luther, a current member of the Company's Board of Directors, holds warrants to acquire 7,143 shares of Common Stock at a price of $4.48 per share which expire on August 28, 2005. These warrants were granted as compensation for work per the terms of Mr. Luther's former agreement with the Company to serve as Senior Vice President of

Marketing for a term of one year. In addition, Mr. Luther was granted options to acquire 2,143 shares of the Company's Common Stock on January 31, 1996, for an exercise price of $5.69 per share, which option expires on January 31, 2006. On October 1, 1996, Mr. Luther was granted an option to acquire 190 shares at an exercise price of $10.28 per share which expire on October 1, 2006. The closing bid price of the Company's Common Stock as quoted on the NASDAQ System on September 30, 1996 was $10.50 per share. On October 1, 1997, he was granted an option to acquire 286 shares at an exercise price of $8.31 per share which expire on October 1, 2007. The closing bid price of the Company's Common Stock as quoted on the NASDAQ system on September 30, 1997 was $8.31 per share. On October 1, 1998, he was granted an option to acquire 286 shares at an exercise price of $3.06 per share which expire on October 1, 2008. The closing bid price of the Company's Common Stock as quoted on the NASDAQ system on September 30, 1998 was $3.06 per share. On October 1, 1999, he was granted an option to acquire 286 shares at an exercise price of $4.13 per share which expire on October 1, 2009. The closing bid price of the Company's Common Stock as quoted on the NASDAQ system on September 30, 1999 was $4.13 per share. On October 1, 2000, he was granted an option to acquire 286 shares at an exercise price of $4.44 per share which expire on October 1, 2010. The closing bid price of the Company's Common Stock as quoted on the American Stock Exchange on September 30, 2000 was $4.44. All of Mr. Luther's options currently are exercisable.

(6) Mr. Juliano, a current member of the Company's Board of Directors, is the beneficial owner of 33,571 shares of Common Stock issuable upon the exercise of warrants held by JCII Corporation, of which Catherine Juliano, Mr. Juliano's wife, is the sole shareholder. The exercise price of the warrants is $4.81 per share and they expire on January 31, 2006. These warrants were granted as compensation for JCII Corporation's introductions of key accounts to the Company. Mr. Juliano also beneficially owns 6,571 shares of Common Stock, held of record by JCII Corporation. On May 27, 1999, Mr. Juliano was granted options to acquire 2,143 shares at an exercise price of $3.44 per shares which expire on May 27, 2009. The closing bid price of the Company's Common Stock as quoted on the NASDAQ system on May 26, 1999 was $3.38 per share. Mr. Juliano was granted on October 1, 1999, options to acquire 72 shares at an exercise price of $4.13 per share which expire on October 1, 2009. The closing bid price of the Company's Common Stock as quoted on the NASDAQ system on September 30, 1999 was $4.13 per share. On October 1, 2000, he was granted an option to acquire 286 shares at an exercise price of $4.44 per share which expire on October 1, 2010. The closing bid price of the Company's Common Stock as quoted on the American Stock Exchange on September 30, 2000 was $4.44. All of JCII Corporation's and Mr. Juliano's options and warrants currently are exercisable.

(7) Includes options to acquire 97,143 shares of the Company's Common Stock. All of Mr. C. Morini's options currently are exercisable at $2.84 to $8.47 per share. Options expire as to 7,143 shares on May 16, 2006, as to 714 on August 31, 2003, as to 14,286 shares on September 24, 2008, and as to 75,000 shares on April 19, 2011.

(8) Includes options to acquire 96,429 shares of the Company's Common Stock. All of Mr. Jackson's options currently are exercisable at $2.84 to $8.47 per share. Options expire as to 7,143 shares on May 16, 2006, as to 14,286 shares on September 24, 2008, and as to 75,000 shares on April 19, 2011.

(9) Includes options to acquire 100,000 shares of the Company's Common Stock. All of Mr. New's options currently are exercisable at $4.98 per share, and they expire on July 16, 2011.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

All figures set forth in this Item 13 related to the number of shares of the Company's common stock or prices or values thereof are adjusted to reflect the one-for-seven reverse stock split, which was effective on February 11, 1999.

On June 17, 1999, the Company's Board of Directors approved to rescind the existing employment agreement with the Company's President and Chief Executive Officer, Mr. Angelo S. Morini, and to enter into new employment agreement with him. The new agreement includes a one-time grant of stock options to acquire 1,357,000 shares of Common Stock at an exercise price of $3.31 per share. Under the new agreement, the Company forgave all outstanding interest, approximately $3,000,000, on two promissory notes executed by Mr. Morini in favor of the Company in connection with the exercise of certain purchase rights and options previously granted by the Company to Mr. Morini. The new agreement also provides for a salary increase to $300,000 and decreases the annual bonus to a sliding scale of pre-tax income, beginning with the fiscal year ending March 31, 2000, and has a rolling five-year term. In conjunction with the entry into the new agreement, the Company agreed to a consolidation of Mr. Morini's two existing promissory notes in favor of the Company into a single note payable in the amount of $12,772,200, which was non-interest bearing, non-recourse to Mr. Morini, and was secured by 2,571,429 shares of the Company's Common Stock beneficially owned by Mr. Morini. The current outstanding balance of the obligation is $12,772,200. Additionally, since October 2000, Mr. Morini has drawn an aggregate of $255,286 in advances which will be charged against future bonuses under the new employment agreement.

In November 2000, Angelo S. Morini guaranteed a $1.5 million short-term bridge loan to the Company from SouthTrust Bank, N.A., with shares of his Common Stock pledged as collateral. In consideration of his guarantee and related pledge, the Company granted stock options to acquire 343,125 shares of Common Stock at an exercise price of $3.88 per share. Such options shall expire on December 15, 2010.

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

On April 1, 2001, the Company and Mr. Ewing entered into an Employee Severance/Settlement Agreement whereby the Company agreed to forgive a $20,000 loan given to Mr. Ewing on August 3, 2000, and to pay him severance in the amount of $5,208.34. In addition, Mr. Ewing agreed to accept a warrant to purchase 10,000 shares of common stock in lieu of the stock options granted pursuant to his employment agreement. The warrants are exercisable for two years from the date of grant at an exercise price of $5.00. The settlement agreement also provided for Mr. Ewing's return of certain Company property and mutual releases.

Angelo S. Morini's brother, Christopher Morini, works for the Company as Vice President of Marketing. In February of 1983, Christopher Morini was appointed as Vice President of Marketing. Mr. C. Morini's employment agreement provides for a $126,250 base salary with annual increases to be determined by the compensation committee. The agreement also provides for an automobile lease with insurance, which together shall not exceed $1100 per month. Mr. C. Morini will also be entitled to a bonus that shall not exceed 40% of his base salary based on certain personal and Company goals as established by the Company's Chief Executive Officer. In the event Mr. C. Morini's employment is terminated, Mr. C. Morini will be entitled to receive three years of his base salary as severance.

In August 1993, John Jackson was appointed as Vice President of Sales. Mr. Jackson's employment agreement provides for $113,750 base salary. The agreement also provides for an automobile lease with insurance, which together shall not exceed $850 per month. Mr. Jackson will also be entitled to a bonus that shall not exceed 40% of his base salary based on certain personal and Company goals as established by the Company's Chief Executive Officer. In the event of a change in ownership of the Company which results in his termination, Mr. Jackson will be entitled to receive three years of his base salary as severance. In the event Mr. Jackson's employment is otherwise terminated, he is entitled to receive one year of his base salary as severance, the payment of which shall be made at the Company's discretion.

On September 4, 2001, Christopher J. New was appointed Chief Marketing Officer and Vice President of Strategy. Mr. New's employment agreement provides for a base salary of $150,000, which will increase to $180,000 upon the Company's achievement of a profitable quarter. Mr. New will also be entitled to receive a bonus of up to 40% of his base salary at fiscal year end with the qualification of such bonus to be determined by the Board of Directors. The agreement also provides for an automobile lease with insurance.

In the event of a change in ownership of the Company which results in his termination, Mr. New will be entitled to receive three years of his base salary as severance. In the event Mr. New's employment is otherwise terminated after September 4, 2002, but prior to September 4, 2003, he will be entitled to receive one year of his base salary as severance. In the event Mr. New's employment is terminated after September 4, 2003, but prior to September 4, 2004, he will be entitled to receive two years of his base salary as severance. In the event Mr. New's employment is terminated after September 4, 2004, he will be entitled to receive three years of his base salary as severance.

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

3.8 Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock filed on April 5, 2001 with the Delaware Secretary of State. (Filed herewith.)

4.1 Series A Preferred Stock and Warrants Purchase Agreement, between BH Capital Investments, L.P., Excalibur Limited Partnership and Registrant, dated as of April 6, 2001 (Filed herewith.)

4.2 Stock Purchase Warrants issued to BH Capital Investments, L.P., dated April 6, 2001 (Filed herewith.)

4.3 Stock Purchase Warrants issued to Excalibur Limited Partnership, dated April 6, 2001 (Filed herewith.)

4.4 Registration Rights Agreement, among BH Capital Investments, L.P., Excalibur Limited Partnership and the Company, dated as of April 6, 2001 (Filed herewith.)

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

*10.5 Preferability letter from BDO Seidman L.L.P. (Filed as Exhibit 10.3 on Form 10-Q for quarter ended December 31, 2000, and incorporated herein by reference.)

10.6 Third Amendment to Lease Agreement, dated as of August 14, 2001 by and between Anco Company and the Company. (Filed herewith.)

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

                                          GALAXY NUTRITIONAL FOODS, INC.



Date:  September 28, 2001                  /s/Angelo S. Morini
                                           --------------------------------------------
                                           Angelo S. Morini
                                           Chairman and President
                                           (Principal Executive Officer)


Date:  September 28, 2001                  /s/Angelo S. Morini
                                           --------------------------------------------
                                           Angelo S. Morini
                                           Acting Chief Financial Officer
                                           (Principal Financial and Accounting Officer)


Date: September 28, 2001                   /s/Douglas Walsh
                                           --------------------------------------------
                                           Douglas Walsh, M.D.
                                           Director


Date: September 28, 2001                   /s/Marshall Luther
                                           --------------------------------------------
                                           Marshall Luther
                                           Director


Date: September 28, 2001                   /s/Joseph Juliano
                                           --------------------------------------------
                                           Joseph Juliano
                                           Director