Form 10-Q
period 2001-09-30
GALAXY NUTRITIONAL FOODS CO
filed 2001-11-14
CIK 819527

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

       ------------------------------------------------------------------

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

                               YES [X]    NO [ ]

         On November 1, 2001, there were 10,624,586 shares of Common Stock $.01 par value per share, outstanding.

                         GALAXY NUTRITIONAL FOODS, INC.

                               INDEX TO FORM 10-Q
                      FOR QUARTER ENDED SEPTEMBER 30, 2001

                                                                                                          PAGE NO.
                                                                                                          --------
PART I.        FINANCIAL INFORMATION

     ITEM 1.   FINANCIAL STATEMENTS

         Balance Sheets                                                                                        3
         Statements of Operations                                                                              4
         Statement of Stockholders' Equity                                                                     5
         Statements of Cash Flows                                                                              6
         Notes to Financial Statements                                                                       7-9

     ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                               10-15

     ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                                     15

PART II.       OTHER INFORMATION

    ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                            16

    ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                                                               16

SIGNATURES                                                                                                    17

                          PART I. FINANCIAL INFORMATION
                                 BALANCE SHEETS
                         GALAXY NUTRITIONAL FOODS, INC.

                                                                                    SEPTEMBER 30,              MARCH 31,
                                                                                        2001                     2001
                                                                                    -------------            ------------
                                                                                     (Unaudited)
                                     ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                                       $  2,747,921             $        500
    Trade receivables, net                                                             8,251,088                8,053,561
    Inventories, net                                                                   6,776,423               10,774,540
    Other receivables                                                                    526,630                  519,624
    Deferred tax asset                                                                   532,000                  532,000
    Prepaid expenses                                                                   1,072,740                1,107,100
                                                                                    ------------             ------------
         Total current assets                                                         19,906,802               20,987,325

PROPERTY & EQUIPMENT, NET                                                             25,413,920               25,303,094
DEFERRED TAX ASSET                                                                     1,028,000                1,028,000
OTHER ASSETS                                                                             740,705                  764,707
                                                                                    ------------             ------------

            TOTAL                                                                   $ 47,089,427             $ 48,083,126
                                                                                    ============             ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Book overdrafts                                                                 $    648,703             $    446,829
    Line of credit                                                                     6,966,894                8,776,278
    Accounts payable - trade                                                           7,492,727                9,456,065
    Accrued liabilities                                                                  533,834                  143,782
    Current portion of term note payable                                               1,716,000                1,666,000
    Current portion of subordinated note payable                                         629,009                  502,866
    Current portion of obligations under capital leases                                  181,630                   28,755
                                                                                    ------------             ------------
         Total current liabilities                                                    18,168,797               21,020,575

TERM NOTE PAYABLE,
    less current portion                                                               8,726,535                9,614,499
SUBORDINATED NOTE PAYABLE                                                              2,957,531                2,878,930
OBLIGATIONS UNDER CAPITAL LEASES,
    less current portion                                                                 571,593                   29,825
                                                                                    ------------             ------------
         Total liabilities                                                            30,424,456               33,543,829
                                                                                    ------------             ------------

COMMITMENTS AND CONTINGENCIES                                                                 --                       --

REDEEMABLE CONVERTIBLE PREFERRED STOCK                                                 1,502,423                       --

STOCKHOLDERS' EQUITY:
    Common stock                                                                         106,080                  100,176
    Additional paid-in capital                                                        59,778,141               51,902,100
    Accumulated deficit                                                              (31,829,012)             (24,570,318)
                                                                                    ------------             ------------
                                                                                      28,055,209               27,431,958
    Less:  Notes receivable arising from the exercise
           of stock options and sale of common stock                                 (12,772,200)             (12,772,200)
    Less:  Treasury stock, 26,843, at cost                                              (120,461)                (120,461)
                                                                                    ------------             ------------
         Total stockholders' equity                                                   15,162,548               14,539,297
                                                                                    ------------             ------------

            TOTAL                                                                   $ 47,089,427             $ 48,083,126
                                                                                    ============             ============

            See accompanying notes to condensed financial statements.

                         GALAXY NUTRITIONAL FOODS, INC.
                            STATEMENTS OF OPERATIONS

                                                                   THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                                      SEPTEMBER 30,                         SEPTEMBER 30,
                                                             -------------------------------       -------------------------------
                                                                 2001               2000               2001               2000
                                                             ------------       ------------       ------------       ------------
                                                              (Unaudited)        (Unaudited)       (Unaudited)         (Unaudited)
NET SALES                                                    $ 11,381,321       $ 12,214,562       $ 23,196,111       $ 23,470,983

COST OF GOODS SOLD                                              9,547,698          7,732,948         18,169,634         14,940,861
                                                             ------------       ------------       ------------       ------------

    Gross margin                                                1,833,623          4,481,614          5,026,477          8,530,122
                                                             ------------       ------------       ------------       ------------


OPERATING EXPENSES:
    Selling                                                     1,925,768          2,044,596          3,564,374          3,957,484
    Delivery                                                      570,362            628,676          1,212,621          1,280,051
    Non-cash compensation related to options                    2,047,577                 --          3,621,143                 --
    General and administrative                                  1,603,941            733,273          2,467,561          1,408,071
    Research and development                                       44,540             67,401             97,856            124,311
                                                             ------------       ------------       ------------       ------------

            Total operating expenses                            6,192,188          3,473,946         10,963,555          6,769,917
                                                             ------------       ------------       ------------       ------------

INCOME (LOSS) FROM OPERATIONS                                  (4,358,565)         1,007,668         (5,937,078)         1,760,205
                                                             ------------       ------------       ------------       ------------


OTHER INCOME (EXPENSE):
    Interest expense                                             (652,986)          (311,186)        (1,325,510)          (613,639)
    Other income (expense)                                         (5,372)            15,748              3,894             14,988
                                                             ------------       ------------       ------------       ------------

            Total                                                (658,358)          (295,438)        (1,321,616)          (598,651)
                                                             ------------       ------------       ------------       ------------

NET INCOME (LOSS) BEFORE INCOME
    TAX BENEFIT                                                (5,016,923)           712,230         (7,258,694)         1,161,554

INCOME TAX BENEFIT                                                     --                 --                 --            240,000
                                                             ------------       ------------       ------------       ------------


NET INCOME (LOSS)                                              (5,016,923)           712,230         (7,258,694)         1,401,554

PREFERRED STOCK DIVIDENDS                                         876,877                 --          1,201,891                 --
                                                             ------------       ------------       ------------       ------------

NET INCOME (LOSS) AVAILABLE TO
    COMMON SHAREHOLDERS                                      $ (5,893,800)      $    712,230       $ (8,460,585)      $  1,401,554
                                                             ============       ============       ============       ============

BASIC NET EARNINGS (LOSS) PER
    COMMON SHARE                                             $      (0.59)      $       0.08       $      (0.84)      $       0.15
                                                             ============       ============       ============       ============

DILUTED NET EARNINGS (LOSS) PER
    COMMON SHARE                                             $      (0.59)      $       0.07       $      (0.84)      $       0.15
                                                             ============       ============       ============       ============

            See accompanying notes to condensed financial statements.

                         GALAXY NUTRITIONAL FOODS, INC.
                        STATEMENT OF STOCKHOLDERS' EQUITY

                                         Common Stock                                    Notes Receivable
                                         ------------        Additional     Accumulated     for Common      Treasury
                                      Shares    Par Value  Paid-In Capital    Deficit          Stock         Stock         Total
                                 --------------------------------------------------------------------------------------------------
Balance at March 31, 2001          10,017,612   $100,176    $51,902,100    $(24,570,318)   $(12,772,200)   $(120,461)   $14,539,297
Exercise of Options                     4,143         41         19,480              --              --           --         19,521
Issuance of common stock              582,648      5,826      2,994,774              --              --           --      3,000,600
Issuance of common stock
under employee stock
purchase plan                           3,701         37         17,108              --              --           --         17,145
Non-cash compensation related
to options under non-recourse
note receivable                            --         --      3,621,143              --              --           --      3,621,143
Dividends on preferred stock               --         --       (175,000)             --              --           --       (175,000)
Discount on preferred stock                --         --      2,020,734              --              --           --      2,020,734
Accretion of discount on
preferred stock                            --         --       (622,198)             --              --           --       (622,198)
Net loss                                   --         --             --      (7,258,694)             --           --     (7,258,694)
                                 --------------------------------------------------------------------------------------------------

Balance at September 30, 2001
(unaudited)                         10,608,104   $106,080   $59,778,141    $(31,829,012)   $(12,772,200)   $(120,461)   $15,162,548
                                ===================================================================================================

            See accompanying notes to condensed financial statements.

                         GALAXY NUTRITIONAL FOODS, INC.
                            STATEMENTS OF CASH FLOWS

                                                                                             SIX MONTHS ENDED
                                                                                                SEPTEMBER 30,
                                                                                       2001                     2000
                                                                                    -----------             -----------
                                                                                    (Unaudited)             (Unaudited)
CASH FLOWS USED IN OPERATING ACTIVITIES:
       Net Income (Loss)                                                            $(7,258,694)            $ 1,401,554
   ADJUSTMENTS TO RECONCILE NET INCOME
   TO NET CASH USED IN OPERATING ACTIVITIES:
       Depreciation expense                                                           1,045,613                 695,425
       Amortization of debt discount                                                    204,744                  78,690
       Provision for doubtful accounts                                                  475,000                      --
       Provision for inventory reserve                                                  600,000                      --
       Consulting and director services paid in exchange
        for issuance of common stock  and warrants                                        8,125                  78,507
       Deferred tax benefit                                                                  --                (240,000)
       Non-cash compensation related to options under
        non-recourse note receivable                                                  3,621,143                      --
       (Increase) decrease in:
         Trade receivables                                                             (672,527)               (649,331)
         Other receivables                                                               (7,006)               (162,399)
         Inventories                                                                  3,398,117              (2,961,242)
         Prepaid expenses and other                                                      85,237              (1,346,244)
       Increase (decrease) in:
         Accounts payable                                                            (2,342,338)                566,745
         Accrued liabilities                                                            215,052                 (53,635)
                                                                                    -----------             -----------

     NET CASH USED IN OPERATING ACTIVITIES:                                            (627,534)             (2,591,930)
                                                                                    -----------             -----------

CASH FLOWS USED IN INVESTING ACTIVITIES:
      Purchase of property and equipment                                               (371,439)             (6,439,812)
                                                                                    -----------             -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Net borrowings(payments) on line of credit                                    (1,809,384)              3,339,544
       Increase in book overdrafts                                                      201,874                 375,675
       Net borrowings (payments) on term note payable                                  (458,964)              5,393,692
       Principal payments on capital lease obligations                                  (90,357)                (23,387)
       Proceeds from issuance of common stock                                         3,017,745                  44,975
       Proceeds from exercise of common stock options                                    19,521                      --
       Proceeds from issuance of preferred stock                                      2,936,983                      --
       Financing costs from issuance of preferred stock                                 (36,024)                     --
     Purchase of treasury stock                                                              --                 (99,024)
       Financing costs for long-term debt                                               (35,000)                     --
                                                                                    -----------             -----------

    NET CASH FROM FINANCING ACTIVITIES                                                3,746,394               9,031,475
                                                                                    -----------             -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  2,747,421                    (267)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                              500                     383
                                                                                    -----------             -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                            $ 2,747,921             $       116
                                                                                    ===========             ===========

           See accompanying notes to condensed financial statements.

                         GALAXY NUTRITIONAL FOODS, INC.
                          NOTES TO FINANCIAL STATEMENTS

(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The unaudited condensed consolidated financial statements have been prepared by the Company, under the rules and regulations of the Securities and Exchange Commission. The accompanying condensed consolidated financial statements contain all normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of such financial statements. Certain information and disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted under such rules and regulations although the Company believes that the disclosures are adequate to make the information presented not misleading. The year-end balance sheet data was derived from the audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes included on Form 10-K/A for the fiscal year ended March 31,2001. Interim results of operations for the six-month period ended September 30, 2001 may not necessarily be indicative of the results to be expected for the full year.

Net Income (Loss) per Common Share

Net income (loss) per common share is computed by dividing net income or loss by the weighted average number of common and potentially dilutive securities outstanding during the year. Stock options and warrants are included in the calculation of diluted net income per share, using the treasury stock method, when the result is dilutive.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expense during the reporting period. Actual results could differ from those estimates.

New Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations," and SFAS No. 142 "Goodwill and Other Intangible Assets," which change the accounting for business combinations and goodwill. SFAS No. 141 requires that the purchase method of accounting be used for business combinations initiated after June 30, 2001. Use of the pooling-of-interests method will be prohibited. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will therefore cease upon adoption of the Statement, which for the Company will be January 1, 2002. The Company is currently evaluating the impact of SFAS No. 141 and SFAS No. 142 on its financial statements.

In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes both SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and APB Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," it retains the fundamental provisions of those Statements. SFAS No. 144 becomes effective for fiscal years beginning after December 15, 2001. The Company is currently evaluating the impact of SFAS No. 144 on its financial statements.

Reclassifications

     Certain items in the financial statements of the prior period have been reclassified to conform to current period presentation.

Segment Information

The Company does not identify separate operating segments for management reporting purposes. The results of operations are the basis on which management evaluates operations and makes business decisions.

(2)      INVENTORIES

         Inventories are summarized as follows:

                                                                                   SEPTEMBER 30,             MARCH 31,
                                                                                        2001                   2001
                                                                                   -------------            -----------
                                                                                    (Unaudited)
Raw materials                                                                       $ 3,157,754             $ 4,314,685
Finished goods                                                                        4,218,669               6,459,855
Inventory Reserve                                                                      (600,000)                     --
                                                                                    -----------             -----------
Total                                                                               $ 6,776,423             $10,774,540
                                                                                    ===========             ===========

(3)      EARNINGS PER SHARE

         The following table reflects the calculation of basic and diluted net earnings (loss) per common share:

                                                                       Three months ended                  Six months ended
                                                                          September 30,                       September 30,
                                                                 -----------------------------       ------------------------------
                                                                     2001             2000               2001              2000
                                                                 ------------      -----------       ------------       -----------
     Numerator:
Net income (loss)                                                $ (5,893,800)     $   712,230       $ (8,460,585)      $ 1,401,554
                                                                 ============      ===========       ============       ===========

     Denominator:
Weighted average shares outstanding - basic                        10,048,447        9,170,104         10,033,874         9,179,052
Potential shares exercisable under stock option plans                      --        1,417,785                 --         1,417,785
Potential shares exercisable under warrant agreements                      --          922,143                 --           915,000
Less:  Shares assumed repurchased under treasury
  stock method                                                             --       (1,716,506)                --        (1,864,535)
                                                                 ------------      -----------       ------------       -----------

Weighted average shares outstanding - diluted                      10,048,447        9,793,526         10,033,874         9,647,302
                                                                 ============      ===========       ============       ===========

Basic net earnings (loss) per common share                       $      (0.59)     $      0.08       $      (0.84)      $      0.15
                                                                 ============      ===========       ============       ===========

Diluted net earnings (loss) per common share                     $      (0.59)     $      0.07       $      (0.84)      $      0.15
                                                                 ============      ===========       ============       ===========

         Options of 2,781,845 and warrants of 1,050,214 have not been included in the computation of diluted net earnings (loss) per common share for the three and six months ended September 30, 2001, as their effect would be antidilutive.

(4)      SUPPLEMENTAL CASH FLOW INFORMATION

         For purposes of the statement of cash flows, all highly liquid investments with a maturity date of three months or less are considered to be cash equivalents. Cash and cash equivalents include checking accounts.

For the six months ended September 30,                                                2001                 2000
-------------------------------------------------------------------------------------------------------------------
                                                                                   (unaudited)          (unaudited)
Noncash financing and investing activities:
Preferred dividends recorded for preferred
shareholder waiver received in exchange for
issuance of common stock                                                            $  359,400            $     --
Preferred stock dividends and related beneficial
Conversion feature                                                                  $  220,400            $     --
Discount related to preferred stock                                                 $2,020,734            $     --
Accretion of discount on preferred stock                                            $  622,198            $     --
Cash paid for:
Interest                                                                            $1,203,820            $535,039

(5)      INCOME TAXES

         The Company has a deferred tax asset as of September 30, 2001 of $1,560,000. The deferred tax asset represents mainly tax operating loss carryforwards incurred in prior years, which are expected to be realized in the future. Based upon an assessment of all available evidence, management believes that realization of the deferred tax asset is more likely than not. In the event that realization of the remaining tax asset is considered more likely than not in the future, a portion of the related benefit will be allocated to the cumulative effect of a change in accounting policy recorded in the third quarter of fiscal 2001.

(6)      CAPITAL STOCK

         On April 6, 2001, in accordance with an exemption from registration under Regulation D promulgated under the Securities Act of 1933, as amended, the Company received proceeds of approximately $3,082,000 less costs of $181,041 for the issuance of 72,646 shares of the Company's Series A convertible preferred stock and warrants to purchase shares of the Company's common stock. The shares are subject to certain designations, preferences and rights, including the right to convert each preferred share into ten shares of common stock, the right to a ten percent stock dividend after one year of issuance payable in shares of preferred stock, and an eight percent stock dividend for the subsequent three years thereafter payable in either cash or shares of preferred stock. The per share conversion price is the lower of (x) $5.10, (y) the market price on the original issue date or (z) 95% of the average of the two lowest closing bid prices on the principal market of the common stock out of the fifteen trading days prior to conversion. The liquidation preference of each preferred share is $48.18 plus accrued dividends ($50.53 at September 30, 2001).

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

     In connection with the issuance of the preferred stock and warrants, the Company has recorded accrued dividends of $175,000 for the 10% preferred stock dividend and $45,400 of dividends related to the beneficial conversion feature on the accrued dividends to be paid with preferred stock. The Company recorded a discount on preferred stock of $2,020,734 related to the beneficial conversion feature ($1,466,334), the fair value of the initial warrants ($277,200) and redemption warrants ($277,200) and the fair value of the mandatory redemption price. The excess of the redemption value of $4,403,719 over the carrying value of $515,187 was $3,888,532 at September 30, 2001 and is being accreted and recorded as dividends over the redemption period (48 months) using the straight line method, which approximates the effective interest method. For the six months ended September 30, 2001, the Company recorded $622,198 of dividends related to the accretion of preferred stock. The unamortized discount on preferred stock was $1,398,536 at September 30, 2001

On September 25, 2001, the Company issued to one specified investor, in accordance with an exemption from registration under Regulation D promulgated under the Securities Act of 1933, as amended, (i) an aggregate of 522,648 shares of common stock, $0.01 par value, and (ii) warrants to purchase 140,000 shares of common stock, $0.01 par value, at an aggregate sales price of approximately $3,000,000. Registration of the shares was completed by October 25, 2001.

                         GALAXY NUTRITIONAL FOODS, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this report.

The following discussion contains certain forward-looking statements, within the meaning of the "safe-harbor" provisions of the Private Securities Reform Act of 1995, the attainment of which involves various risks and uncertainties. Forward-looking statements may be identified by the use of forward-looking terminology such as "may", "will", "expect", "believe", "estimate", "anticipate", "continue", or similar terms, variations of these terms or the negative of those terms. Our actual results may differ materially from those described in these forward-looking statements due to among other factors, competition in our product markets, dependence on suppliers, our manufacturing experience, and production delays or inefficiencies.

Galaxy Nutritional Foods, Inc. (the "Company") is principally engaged in the development, manufacturing and marketing of a variety of healthy cheese and dairy related products, as well as other cheese alternatives. These healthy cheese and dairy related products include low or no fat, low or no cholesterol and lactose-free varieties. These products are sold throughout the United States and internationally to customers in the retail, food service and industrial markets. Our headquarters and manufacturing facilities are located in Orlando, Florida.

During the latter part of fiscal 2001 and the beginning of fiscal 2002, much of our excess cash was used to purchase and install additional production equipment. We began construction on six new production lines that included slice lines, a new chunk cheese line, a cup line, a string cheese line, and a shred line. All construction on these lines was completed by September 2001. This equipment will enable us to produce new products, as well as, increase the capacity and improve on products that we are already making. The installation of the equipment was delayed significantly due to late shipments by manufacturers and problems with configuring the machines to meet the manufacturing needs of our unique line of products. These delays caused excess overhead costs and downtime during the first and second quarter of fiscal 2002. As a result, the large cash outlays related to this expansion along with the delays in new product shipment created a significant shortfall in cash that affected nearly every aspect of our operations.

Results of Operations

Net Sales were $11,381,321 in the three months ended September 30, 2001, compared to net sales of $12,214,562 for the three months ended September 30, 2000, a decrease of 7%. Net sales were $23,196,111 for the six months ended September 30, 2001 as compared to $23,470,983 for the same period one year ago, a decrease of 1%.

Due to the significant reduction in cash flows in the second quarter of fiscal 2002, we experienced an inability to purchase raw materials, which resulted in short shipments to customers. The short shipments to customers forced us to temporarily reduce product prices to maintain our shelf space in supermarkets. While demand for our products continues to increase rapidly, sales growth was maintained at prior year levels until we obtained the cash required to meet these demands. We believe that we would have shown an increase in sales had we not experienced cash shortages, production delays, and shipping shortages.

Cost of Goods Sold were $9,547,698 representing 84% of net sales for the quarter ended September 30, 2001, compared with $7,732,948 or 63% of net sales for the same period ended September 30, 2000. Cost of goods sold were $18,169,634 for the six months ended September 30, 2001, representing 78% of net sales as compared to $14,940,861 or 64% of net sales for the six months ended September 30, 2000.

The increase was the result of four key factors: problems associated with the construction of new production lines, an increase in raw materials costs, vendor terms and a change in production focus: (a) The installation of the equipment was delayed significantly due to late shipments by manufacturers and problems with configuring the machines to meet the manufacturing needs of our unique line of products. These delays caused excess overhead costs and downtime during the first and second quarter of fiscal 2002. (b) Due to a worldwide shortage resulting from the outbreak of "Mad Cow" and "foot and mouth" disease epidemics in Europe, the price of casein, our primary raw ingredient, increased by approximately 26% in the six months ended September 30, 2001 compared to the same period one year ago. (c) Due to the shortage of cash, our purchasing department was not able to purchase in terms or quantities that created the optimum prices to keep our costs at a reasonable level. (d) Finally, in the second quarter of fiscal 2002, we scaled back our product mix to focus on 200 core items that made up nearly 98% of our sales. As a result of the change in focus, we have provided for a $600,000 reserve for potential obsolete and slow moving inventory.

Selling expenses were $1,925,768 for the quarter ended September 30, 2001, compared with $2,044,596 for the same period ended September 30, 2000, a decrease of 6%. For the six months ended September 30, 2001, selling expenses were $3,564,374 as compared to $3,957,484 for the same period one year ago, a decrease of 10%. The decrease in expenses is due to a reduction in advertising and promotional expenses during the first and second quarters in fiscal 2002. During the six months ended September 30, 2000, we were involved in an extensive advertising campaign to promote our flagship Veggie product line. This campaign included print, television, and radio advertising and focuses on key markets throughout the country where distribution of our products is widespread. We also incurred increased slotting fees to expand our shelf space in retail stores during the six months ended September 2000. These fees have been significantly reduced during the six months ended September 2001. Finally, we terminated several executive sales employees during April 2001 in an effort to streamline operations and reduce costs.

Delivery expenses were $570,362 for the quarter ended September 30, 2001, compared with $628,676 for the same period ended September 30, 2000, a 9% decrease. Delivery expenses were $1,212,621 for the six months ended September 30, 2001 as compared to $1,280,051 for the six months ended September 30, 2000, a decrease of 5%. The decrease in delivery costs is a result of bringing a portion of our logistics services in-house and a decrease in shipments during the six months ended September 30, 2001.

Non-cash compensation related to stock options increased $2,047,577 and $3,621,143 for the three and six months ended September 30, 2001, respectively, as compared to the same periods one year ago. The change is the result of the adoption of Interpretation No. 44 ("FIN 44"). The Financial Accounting Standards Board issued FIN 44, which clarifies the application of APB Opinion 25 relating to the accounting consequences of various modifications to fixed stock options. FIN 44 covers specific events that occurred after December 15, 1998 and was effective as of July 2, 2000. FIN 44 clarified that when an option is repriced, it is treated as a variable option and is marked to market each quarter. The adoption of FIN 44 required us to change our accounting related to the note receivable from our president. The underlying options were required to be treated as variable due to the exchange of interest bearing recourse notes with a non-interest bearing non-recourse note. Accordingly, any differences between the exercise price of the options and the market price of our common stock is recorded as compensation expense at each reporting period.

General and Administrative expenses were $1,603,941 for the quarter ended September 30, 2001, compared with $733,273 for the same period ended September 30, 2000, an 119% increase. General and administrative expenses increased 75% to $2,467,561 for the six months ended September 30, 2001 as compared to $1,408,071 for the same period one year ago. In the second quarter of fiscal 2002, we increased the reserve for doubtful accounts by $475,000. Management has begun an intense credit and collection effort on its significantly outstanding deductions by customers and hopes to recover some of this in the future. In addition, we have increased the number of administrative personnel in order to support our anticipated growth.

Research and Development expenses were $44,540 for the quarter ended September 30, 2001, compared with $67,401 for the quarter ended September 30, 2000, a 34% decrease. These expenses were $97,856 for the six months ended September 30, 2001 as compared to $124,311 for the same period one year ago, a 21% decrease. This decrease in expenses is mainly the result of the completion of several new formulas in fiscal 2001.

Interest expense increased to $652,986 for the quarter ended September 30, 2001 from $311,186 for the quarter ended September 30, 2000, a 110% increase. Interest expense was $1,325,510 for the six months ended September 30, 2001 as compared to $613,639 for the same period in fiscal 2001, an increase of 116%. The main reason for the increase is that approximately $160,000 and $305,000 of interest charges for the three and six months ended September 30, 2000, respectively, were capitalized to construction in progress. No interest was capitalized during the six months ended September 30, 2001. The increase is also attributable to additional borrowings under our term note and line of credit, as well additional draws on the subordinated note. On September 30, 1999, we entered into a $4,000,000 subordinated note payable with Finova Mezzanine Corporation. In December 2000, we entered into an additional $815,000 subordinated note payable in connection with a price guarantee we gave to Finova upon the exercise of their warrants and sale of the underlying common shares to the public. This debt originally bore interest at a rate of 11.5%, but in July 2001 the note was amended to increase the rate to 13.5%. This debt includes an original issue discount of $786,900, recorded in September 1999 and an additional $945,400 recorded in December 2000 in connection with the price guarantee, which is amortized as interest expense over the term of the debt. During the first six months of fiscal 2002, $204,743 was amortized to interest expense for these debt discounts, as compared to $78,600 during the first six months of fiscal 2001.

In March 2000, we signed a $10 million term note payable with Southtrust Bank, N.A. This note bears interest at prime rate and is due in monthly principal installments of $93,000 plus interest. The balance outstanding on this note as of September 30, 2001 was $9,242,535. This note was used to payoff our prior term note payable and to finance approximately $7.5 million in new equipment to expand our production capacity. Additionally, we acquired a $1.5 million loan in October 2000. This loan bears interest at prime and is payable in monthly principal installments of $50,000 plus interest. The balance on this loan is $1.2 million as of September 30, 2001.

Income tax expense for the six months ended September 30, 2001 was $0 compared to income tax benefit of $240,000 for the same period in the prior year at September 30, 2000. We have recorded a deferred tax asset of $1,560,000 derived mainly from tax net operating losses incurred in prior years, which are expected to be realized in the future. This represents approximately 20% of the tax net operating loss carry forward available at September 30, 2001.


Liquidity and Capital Resources

Operating Activities -- Net cash used in operating activities was $627,534 for the six months ended September 30, 2001 compared to net cash used of $2,591,930 for the same period in 2000. The decrease in cash used for operations is the result of a decrease in inventory as a result of the cash shortages which was partially offset by a decrease in accounts payable which was paid down with proceeds from our private placements of preferred stock in April 2001. In addition, we reported a net loss of $7,258,694 for the six months ended September 30, 2001 as compared to net income of $1,401,554 for the same period in the prior year. The net loss was the result of delays in the installation of new production lines of equipment during the latter part of fiscal 2001 and the first six months of fiscal 2002.

Investing Activities -- Net cash used in investing activities totaled $371,439 for the six months ended September 30, 2001 compared to net cash used of $6,439,812 for the same period in 2000. The decrease in cash used for investing activities during fiscal 2002 as compared to fiscal 2001 resulted from the majority of the new production equipment being purchased prior to March 31, 2001. There were still some remaining expenses related to this new production equipment in the beginning of fiscal 2002. Installation of the new production equipment was completed in September 2001. We expect the purchases and installation of this new production equipment to double our production capacity on key products.

Financing Activities -- Net cash flows provided by financing activities were $3,746,394 for the six months ended September 30, 2001 compared to cash flows provided by financing activities of $9,031,475 for the same period in 2000. The large cash flows from financing activities during the six months ended September 30, 2001 were primarily the result of the issuance of common stock and preferred stock. These proceeds were partially offset by payments under the line of credit and term note. During the six months ended September 30, 2000, the large in-flows were the result of draws on the equipment note payable and line of credit. The increased draws in fiscal 2001 were used to finance the build up in inventories, as well as to purchase and install new state-of-the-art production equipment.

During November 1996, we entered into a two-year agreement with Finova Capital Corporation which provided a $2 million line of credit for working capital and expansion purposes. The availability under this line of credit was increased to $3 million in February 1997, $3.5 million in June 1998, $5.5 million in December 1998, $7.5 million in April 2000 and $13 million in August 2000. The amount available under the line of credit is based on a formula of up to 85% of eligible accounts receivable plus 50% of eligible inventories not to exceed $6,000,000, as defined in the agreement. Amounts outstanding under the agreement are collateralized by all accounts receivable, inventory and machinery and equipment owned by us. Interest is payable monthly on the outstanding draws on the line of credit at a rate of prime plus two percent (8.0% at September 30, 2001). The line of credit expires on August 1, 2003.

In March 2000, we signed a $10 million term note payable with Southtrust Bank, N.A. This note bears interest at prime rate and is due in monthly principal installments of $93,000 plus interest. The note matures in March 2005. The balance outstanding on this note as of September 30, 2001 was $9,242,535. This note was used to payoff our prior term note payable and to finance approximately $7.5 million in new equipment to expand our production capacity. Amounts under the new agreement are collateralized by machinery and equipment owned by us. The new note was used to finance the new production equipment purchased and installed throughout fiscal 2001 and the beginning of 2002.

In October 2000, our president guaranteed a $1.5 million short-term bridge loan from Southtrust Bank, N.A. with shares of his common stock pledged as collateral. Interest on this note is at the prime rate (6% at September 30, 2001). The loan is being paid down by monthly principal payments of $50,000 plus interest. The note matures in October 2003.

On September 30, 1999, we secured a $4 million subordinated note payable less loan costs of $380,000 to finance our working capital and capital improvement needs. Amounts outstanding under the note are collateralized by a subordinated lien on substantially all of our assets. The subordinated note is payable in one lump sum upon maturity in August 2003 and bore interest payable monthly at a rate of 11.5%. This interest rate was adjusted in July 2001 from 11.5% to 13.5%. We issued a warrant to purchase 915,000 shares of common stock to the subordinated note holder at an exercise price of $3.41 per share which represented 80% of the fair value of our stock on the date the warrant was issued. The warrant was valued at $786,900 which was recorded as a debt discount and is being amortized to interest expense from the date of issuance of the note to the maturity date of the note.

On December 26, 2000, the subordinated note holder exercised a portion of the warrant to purchase 815,000 shares of common stock at a price of $3.41 per share. We received net proceeds of $2,452,329, after paying transaction costs of $326,822. In connection with this transaction, we agreed to reimburse the note holder for brokerage commission and other expenses incurred by the note holder for the sale of the 815,000 shares to the public, which were sold at a price of $3.25 per share. These costs and expenses were recorded as a reduction in the proceeds received from the exercise of the warrants. In addition, we agreed to guarantee the price ($4.41 per share) at which the shares would be sold to the public. The difference between the actual price received by the note holder ($3.25) and the guaranteed price ($4.41) was $945,400, which was recorded as a debt discount and is being amortized over the remaining term of the subordinated note. The consideration for the difference between the exercise price of $3.41 and the guaranteed price of $4.41 was $815,000 and was funded through the issuance of an additional subordinated term note which is due in full in December 2001.

The line of credit, term note payable, and subordinated note payable contain certain financial and operating covenants. We were in violation of substantially all financial covenants at September 30, 2001. The lender of the subordinated note payable waived the violation for the quarters ended March 31, 2001 and June 30, 2001 and amended the covenants for the quarters subsequent to June 30, 2001. In connection with the amendment to the subordinated debt covenants dated July 12, 2001, the interest on the subordinated note was increased to 13.5% and the maturity date was changed to August 1, 2003. The lender of the line of credit waived the violations for the year ended March 31, 2001 and quarter ended June 30, 2001 and amended the covenants for the quarters subsequent to June 30, 2001. In connection with the amendment to the line of credit covenants dated July 13, 2001, the interest on the line of credit was increased to prime plus 2%. The lender of the term note payable waived the violations for the year ended March 31, 2001 and on July 16, 2001 amended the covenants for the periods subsequent to March 31, 2001. Total fees incurred in connection with these waivers and amendments were $120,000 and are due by December 31, 2001.

On April 6, 2001, we issued to two specified investors, in accordance with an exemption from registration under Regulation D promulgated under the Securities Act of 1933, as amended, (i) an aggregate of 72,646 shares Series A convertible preferred stock, $0.01 par value, and (ii) warrants to purchase shares common stock, $0.01 par value, at an aggregate sales price of approximately $3,082,000. The shares are subject to certain designations, preferences and rights, including the right to convert each preferred share into ten shares of common stock, the right to a ten percent stock dividend after one year of issuance, and an eight percent stock dividend for the subsequent three years thereafter. We have undertaken the obligation and have completed the registration of these shares.

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

On September 25, 2001, we issued to one specified investor, in accordance with an exemption from registration under Regulation D promulgated under the Securities Act of 1933, as amended, (i) an aggregate of 522,648 shares of common stock, $0.01 par value, and (ii) warrants to purchase 140,000 shares of common stock, $0.01 par value, at an aggregate sales price of approximately $3,000,000. Registration of the shares was completed by October 25, 2001.

Management believes that proceeds received in connection with the preferred stock issuance in April 2001 and the common stock issuance in September 2001 together with cash flow from current operations will allow us to meet our future liquidity needs based on current operation levels.


RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the FASB issued SFAS No. 141, "Business Combinations" which addresses the financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, "Business Combinations," and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." SFAS No. 141 requires that all business combinations be accounted for by a single method, the purchase method, modifies the criteria for recognizing intangible assets, and expands disclosure requirements. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001. We do not expect that the adoption of SFAS No. 141 will have a material effect on our results of operations or statements of financial position.

In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" which addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." SFAS No. 142 addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in financial statements upon their acquisition and after they have been initially recognized in the financial statements. SFAS No. 142 requires that goodwill and intangible assets that have indefinite useful lives not be amortized but rather tested at least annually for impairment, and intangible assets that have finite useful lives be amortized over their useful lives. SFAS No. 142 provides specific guidance for testing goodwill and intangible assets that will not be amortized for impairment. In addition, SFAS No. 142 expands the disclosure requirements about goodwill and other intangible assets in the years subsequent to their acquisition. SFAS No. 142 is effective for our fiscal year 2003. Impairment losses for goodwill and indefinite-life intangible assets that arise due to the initial application of SFAS No. 142 are to be reported as resulting from a change in accounting principle. However, goodwill and intangible assets acquired after June 30, 2001 will be subject immediately to provisions of SFAS
142. We are currently evaluating the impact of SFAS No. 144 on our financial statements.

In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes both SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and APB Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," it retains the fundamental provisions of those Statements. SFAS No. 144 becomes effective for fiscal years beginning after December 15, 2001. We are currently evaluating the impact of SFAS No. 144 on our financial statements.



ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The interest on the Company's debt is floating and based on the prevailing market interest rates. For market based debt, interest rate changes generally do not affect the market value of the debt but do impact future interest expense and hence earnings and cash flows, assuming other factors remain unchanged. A theoretical 1% change in market rates in effect on September 30, 2001 with respect to the Company's anticipated debt as of such date would increase interest expense and hence reduce the net income of the Company by approximately $43,000 for the quarter.

The Company's sales for the six months ended September 30, 2001 and 2000 denominated in a currency other than U.S. dollars were less than 1% of total sales and no net assets were maintained in a functional currency other than U.S. dollars at September 30, 2001. The effects of changes in foreign currency exchange rates has not historically been significant to the Company's operations or net assets.

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


REPORTS ON FORM 8-K

         There were no reports on Form 8-K filed by the Company during this period.

*Previously filed

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    GALAXY NUTRITIONAL FOODS, INC.



Date: November 14, 2001             /s/ Angelo S. Morini
                                    -------------------------------------------
                                    Angelo S. Morini
                                    Chairman and President
                                    (Principal Executive Officer)