Form 10-Q/A
period 2001-09-30
GALAXY NUTRITIONAL FOODS CO
filed 2001-12-31
CIK 819527

                                   FORM 10-Q/A

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

                              YES [X]        NO [ ]

         On December 18, 2001, there were 10,624,586 shares of Common Stock $.01 par value per share, outstanding.

                         GALAXY NUTRITIONAL FOODS, INC.

                              INDEX TO FORM 10-Q/A
                      FOR QUARTER ENDED SEPTEMBER 30, 2001




                                                                                    PAGE NO.
                                                                                    -------

PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

         Balance Sheets                                                                  3
         Statements of Operations                                                        4
         Statement of Stockholders' Equity                                               5
         Statements of Cash Flows                                                        6
         Notes to Financial Statements                                                7-10

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS                         11-16

     ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK               17



PART II.  OTHER INFORMATION

     ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                                18

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                          18

     ITEM 5.  OTHER INFORMATION                                                        19

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                         20



SIGNATURES                                                                             22

                          PART I. FINANCIAL INFORMATION
                                 BALANCE SHEETS
                         GALAXY NUTRITIONAL FOODS, INC.


                                                                 SEPTEMBER 30,              MARCH 31,
                                                                     2001                     2001
                                                                 ------------             ------------
                                                                 (Unaudited)
                                     ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                      $  2,747,921             $        500
  Trade receivables, net                                            8,251,088                8,053,561
  Inventories, net                                                  6,776,423               10,774,540
  Other receivables                                                   526,630                  519,624
  Deferred tax asset                                                  532,000                  532,000
  Prepaid expenses                                                  1,072,740                1,107,100
                                                                 ------------             ------------

    Total current assets                                           19,906,802               20,987,325

PROPERTY & EQUIPMENT, NET                                          25,413,920               25,303,094
DEFERRED TAX ASSET                                                  1,028,000                1,028,000
OTHER ASSETS                                                          740,705                  764,707
                                                                 ------------             ------------


      TOTAL                                                      $ 47,089,427             $ 48,083,126
                                                                 ============             ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Book overdrafts                                                $    648,703             $    446,829
  Line of credit                                                    6,966,894                8,776,278
  Accounts payable - trade                                          7,492,727                9,456,065
  Accrued liabilities                                                 533,834                  143,782
  Current portion of term note payable                              1,716,000                1,666,000
  Current portion of subordinated notes payable                       629,009                  502,866
  Current portion of obligations under capital leases                 181,630                   28,755
                                                                 ------------             ------------

    Total current liabilities                                      18,168,797               21,020,575

TERM NOTE PAYABLE,
  less current portion                                              8,726,535                9,614,499
SUBORDINATED NOTES PAYABLE                                          2,957,531                2,878,930
OBLIGATIONS UNDER CAPITAL LEASES,
    less current portion                                              571,593                   29,825
                                                                 ------------             ------------

    Total liabilities                                              30,424,456               33,543,829
                                                                 ------------             ------------


COMMITMENTS AND CONTINGENCIES                                              --                       --
REDEEMABLE CONVERTIBLE PREFERRED STOCK                              1,502,423                       --

STOCKHOLDERS' EQUITY:
  Common stock                                                        106,080                  100,176
  Additional paid-in capital                                       59,778,141               51,902,100
  Accumulated deficit                                             (31,829,012)             (24,570,318)
                                                                 ------------             ------------
                                                                   28,055,209               27,431,958
  Less: Notes receivable arising from the exercise
        of stock options and sale of common stock                 (12,772,200)             (12,772,200)
  Less: Treasury stock, 26,843, at cost                              (120,461)                (120,461)
                                                                 ------------             ------------

    Total stockholders' equity                                     15,162,548               14,539,297
                                                                 ------------             ------------


      TOTAL                                                      $ 47,089,427             $ 48,083,126
                                                                 ============             ============


         See accompanying notes to condensed financial statements.

                         GALAXY NUTRITIONAL FOODS, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                      THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                         SEPTEMBER 30,                         SEPTEMBER 30,
                                                -------------------------------       -------------------------------
                                                     2001               2000               2001               2000
                                                ------------       ------------       ------------       ------------
NET SALES                                       $ 11,381,321       $ 12,214,562       $ 23,196,111       $ 23,470,983

COST OF GOODS SOLD                                 9,547,698          7,732,948         18,169,634         14,940,861
                                                ------------       ------------       ------------       ------------

  Gross margin                                     1,833,623          4,481,614          5,026,477          8,530,122
                                                ------------       ------------       ------------       ------------


OPERATING EXPENSES:
  Selling                                          1,925,768          2,044,596          3,564,374          3,957,484
  Delivery                                           570,362            628,676          1,212,621          1,280,051
  Non-cash compensation related to options         2,047,577                 --          3,621,143                 --
  General and administrative                       1,603,941            733,273          2,467,561          1,408,071
  Research and development                            44,540             67,401             97,856            124,311
                                                ------------       ------------       ------------       ------------

      Total operating expenses                     6,192,188          3,473,946         10,963,555          6,769,917
                                                ------------       ------------       ------------       ------------

INCOME (LOSS) FROM OPERATIONS                     (4,358,565)         1,007,668         (5,937,078)         1,760,205
                                                ------------       ------------       ------------       ------------


OTHER INCOME (EXPENSE):
  Interest expense                                  (652,986)          (311,186)        (1,325,510)          (613,639)
  Other income (expense)                              (5,372)            15,748              3,894             14,988
                                                ------------       ------------       ------------       ------------

      Total                                         (658,358)          (295,438)        (1,321,616)          (598,651)
                                                ------------       ------------       ------------       ------------

NET INCOME (LOSS) BEFORE INCOME
  TAX BENEFIT                                     (5,016,923)           712,230         (7,258,694)         1,161,554

INCOME TAX BENEFIT                                        --                 --                 --            240,000
                                                ------------       ------------       ------------       ------------


NET INCOME (LOSS)                                 (5,016,923)           712,230         (7,258,694)         1,401,554

PREFERRED STOCK DIVIDENDS                            876,877                 --          1,201,891                 --
                                                ------------       ------------       ------------       ------------

NET INCOME (LOSS) AVAILABLE TO
  COMMON SHAREHOLDERS                           $ (5,893,800)      $    712,230       $ (8,460,585)      $  1,401,554
                                                ============       ============       ============       ============

BASIC NET EARNINGS (LOSS) PER
  COMMON SHARE                                  $      (0.59)      $       0.08       $      (0.84)      $       0.15
                                                ============       ============       ============       ============

DILUTED NET EARNINGS (LOSS) PER
  COMMON SHARE                                  $      (0.59)      $       0.07       $      (0.84)      $       0.15
                                                ============       ============       ============       ============


         See accompanying notes to condensed financial statements.

                         GALAXY NUTRITIONAL FOODS, INC.
                        STATEMENT OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)



                                                                                             Notes
                                       Common Stock        Additional                      Receivable
                                       ------------         Paid-In       Accumulated      for Common     Treasury
                                    Shares     Par Value    Capital         Deficit          Stock          Stock         Total
                                  ----------   ---------  ------------    ------------    ------------    ---------    ------------

Balance at March 31, 2001         10,017,612   $100,176   $ 51,902,100    $(24,570,318)   $(12,772,200)   $(120,461)   $ 14,539,297
Exercise of Options                    4,143         41         19,480              --              --           --          19,521
Issuance of common stock             582,648      5,826      2,994,774              --              --           --       3,000,600
Issuance of common stock
  under employee stock
  purchase plan                        3,701         37         17,108              --              --           --          17,145
Non-cash compensation related
  to options under non-recourse
  note receivable                         --         --      3,621,143              --              --           --       3,621,143
Dividends on preferred stock              --         --       (175,000)             --              --           --        (175,000)
Discount on preferred stock               --         --      2,020,734              --              --           --       2,020,734
Accretion of discount on
  preferred stock                         --         --       (622,198)             --              --           --        (622,198)
Net loss                                  --         --             --      (7,258,694)             --           --      (7,258,694)
                                  ----------   --------   ------------    ------------    ------------    ---------    ------------

Balance at September 30, 2001     10,608,104   $106,080   $ 59,778,141    $(31,829,012)   $(12,772,200)   $(120,461)   $ 15,162,548
                                  ==========   ========   ============    ============    ============    =========    ============



         See accompanying notes to condensed financial statements.

                         GALAXY NUTRITIONAL FOODS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                      SIX MONTHS ENDED
                                                                        SEPTEMBER 30,

                                                                   2001                  2000
                                                               -----------           -----------
CASH FLOWS USED IN OPERATING ACTIVITIES:
    Net Income (Loss)                                          $(7,258,694)          $ 1,401,554
  ADJUSTMENTS TO RECONCILE NET INCOME
  TO NET CASH USED IN OPERATING ACTIVITIES:
    Depreciation expense                                         1,045,613               695,425
    Amortization of debt discount                                  204,744                78,690
    Provision for doubtful accounts                                475,000                    --
    Provision for inventory reserve                                600,000                    --
    Consulting and director services paid in exchange
      for issuance of common stock and warrants                      8,125                78,507
    Deferred tax benefit                                                --              (240,000)
    Non-cash compensation related to options under
      non-recourse note receivable                               3,621,143                    --
    (Increase) decrease in:
    Trade receivables                                             (672,527)             (649,331)
    Other receivables                                               (7,006)             (162,399)
    Inventories                                                  3,398,117            (2,961,242)
    Prepaid expenses and other                                      85,237            (1,346,244)
    Increase (decrease) in:
      Accounts payable                                          (2,342,338)              566,745
    Accrued liabilities                                            215,052               (53,635)
                                                               -----------           -----------

  NET CASH USED IN OPERATING ACTIVITIES:                          (627,534)           (2,591,930)
                                                               -----------           -----------

CASH FLOWS USED IN INVESTING ACTIVITIES:
  Purchase of property and equipment                              (371,439)           (6,439,812)
                                                               -----------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net borrowings (payments) on line of credit                 (1,809,384)            3,339,544
    Increase in book overdrafts                                    201,874               375,675
    Net borrowings (payments) on term note payable                (458,964)            5,393,692
    Principal payments on capital lease obligations                (90,357)              (23,387)
    Proceeds from issuance of common stock                       3,017,745                44,975
    Proceeds from exercise of common stock options                  19,521                    --
    Proceeds from issuance of preferred stock                    2,936,983                    --
    Financing costs from issuance of preferred stock               (36,024)                   --
    Purchase of treasury stock                                          --               (99,024)
    Financing costs for long-term debt                             (35,000)                   --
                                                               -----------           -----------

 NET CASH FROM FINANCING ACTIVITIES                              3,746,394             9,031,475
                                                               -----------           -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS             2,747,421                  (267)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                         500                   383
                                                               -----------           -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                       $ 2,747,921           $       116
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

(2)      INVENTORIES

         Inventories are summarized as follows:

                                            SEPTEMBER 30,           MARCH 31,
                                                 2001                  2001
                                             -----------           -----------
                                             (Unaudited)
              Raw materials                  $ 3,157,754           $ 4,314,685
              Finished goods                   4,218,669             6,459,855
              Inventory Reserve                 (600,000)                   --
                                             -----------           -----------
              Total                          $ 6,776,423           $10,774,540
                                             ===========           ===========


(3)      EARNINGS PER SHARE

         The following table reflects the calculation of basic and diluted net earnings (loss) per common share:

                                                                       Three months ended                   Six months ended
                                                                          September 30,                       September 30,
                                                                  ------------------------------     ----------------------------
                                                                       2001              2000             2001              2000
                                                                  --------------     -----------     --------------     -----------
         Numerator:
         ---------
         Net income (loss)                                        $   (5,893,800)    $   712,230     $   (8,460,585)    $ 1,401,554
                                                                  ==============     ===========     ==============     ===========

         Denominator:
         -----------
         Weighted average shares outstanding - basic                  10,048,447       9,170,104         10,033,874       9,179,052
         Potential shares exercisable under stock option
           plans                                                              --       1,417,785                 --       1,417,785
         Potential shares exercisable under warrant agreements                --         922,143                 --         915,000
         Less: Shares assumed repurchased under treasury
           stock method                                                       --      (1,716,506)                --      (1,864,535)
                                                                  --------------     -----------     --------------     -----------

         Weighted average shares outstanding - diluted                10,048,447       9,793,526         10,033,874       9,647,302
                                                                  ==============     ===========     ==============     ===========


         Basic net earnings (loss) per common share               $        (0.59)    $      0.08     $        (0.84)    $      0.15
                                                                  ==============     ===========     ==============     ===========

         Diluted net earnings (loss) per common share             $        (0.59)    $      0.07     $        (0.84)    $      0.15
                                                                  ==============     ===========     ==============     ===========

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

         For the six months ended September 30,                       2001               2000
         --------------------------------------------------------------------------------------
                                                                  (unaudited)        (unaudited)
         Noncash financing and investing activities:
         Preferred dividends recorded for preferred
           shareholder waiver received in exchange for
           issuance of common stock                                $  359,400          $     --
         Preferred stock dividends and related beneficial
           conversion feature                                      $  220,400          $     --
         Discount related to preferred stock                       $2,020,734          $     --
         Accretion of discount on preferred stock                  $  622,198          $     --

         Cash paid for:
         Interest                                                  $1,203,820          $535,039

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

(6)      CAPITAL STOCK

         On April 6, 2001, in accordance with an exemption from registration under Regulation D promulgated under the Securities Act of 1933, as amended, the Company received proceeds of approximately $3,082,000 less costs of $181,041 for the issuance of 72,646 shares of the Company's Series A convertible preferred stock and warrants to purchase shares of the Company's common stock. The shares are subject to certain designations, preferences and rights, including the right to convert each preferred share into ten shares of common stock, the right to a ten percent stock dividend after one year of issuance payable in shares of preferred stock, and an eight percent stock dividend for the subsequent three years thereafter payable in either cash or shares of preferred stock. The per share conversion price is the lower of (x) $5.10, (y) the market price on the original issue date or (z) 95% of the average of the two lowest closing bid prices on the principal market of the common stock out of the fifteen trading days prior to conversion. The liquidation preference of each preferred share is $48.18 plus accrued dividends ($50.58 at September 30, 2001).

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

         In connection with the issuance of the preferred stock and warrants, the Company has recorded accrued dividends of $175,000 for the 10% preferred stock dividend and $45,400 of dividends related to the beneficial conversion feature on the accrued dividends to be paid with preferred stock. The Company recorded a discount on preferred stock of $2,020,734 related to the beneficial conversion feature ($1,466,334), the fair value of the initial warrants ($277,200) and redemption warrants ($277,200) and the fair value of the mandatory redemption price. The excess of the redemption value of $5,492,771 over the initial carrying value of $506,866 was $4,985,905 at September 30, 2001 and is being accreted and recorded as dividends over the redemption period (48 months) using the straight line method, which approximates the effective interest method. For the six months ended September 30, 2001, the Company recorded $622,198 of dividends related to the accretion of preferred stock.

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

         In conjunction with the Series A Purchase Agreement, the Company agreed that it would not sell or enter into any agreement to sell any of its securities or incur any indebtedness outside the ordinary course of business for the time period beginning April 6, 2001 and continuing until three months after the date the investors' shares are effectively registered ("Anti-Financing Right"). To induce the investors to waive their Anti-Financing Right to allow the Company to proceed with transactions contemplated by the September 25, 2001 Common Stock issuance, the Company issued 30,000 shares of Common Stock to each of the investors at a per share purchase price of par value ($.01). The difference between the total purchase price ($600) and the market price of the stock on the closing date of ($360,000) is considered preferred stock dividends. This dividend amount of $359,400 is included in the computation of earnings per common share.

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


Results of Operations

During fiscal year 2000, the Company experienced increasing demand for its products but was unable to fill all of the orders it received due, in part, to a lack of production capacity. During the latter part of fiscal 2001 and the beginning of fiscal 2002, we significantly increased our production capacity by purchasing and installing additional production equipment for six new production lines that included slice lines, a new chunk cheese line, a cup line, a string cheese line, and a shred line. This equipment will enable us to produce new products, and to improve the quality, and increase the production, of existing products. The installation of the equipment was delayed significantly due to late shipments by manufacturers and problems with configuring the machines to meet the manufacturing needs of our unique line of products, but was completed by September 2001. Because of the delays in the installation of the equipment, we experienced excess overhead costs and downtime during the first and second quarter of fiscal 2002, which resulted in increased costs and reduced cash flows for that period. Additionally, although a substantial portion of the purchase price and installation costs incurred in connection with the new equipment was financed through a loan obtained from SouthTrust Bank, N.A., we used nearly all of the excess cash that we had at the time to purchase and install the new equipment. As a result of the large cash outlays related to this expansion along with the delays in new product shipment, we experienced and are continuing to experience shortfalls in cash that has affected nearly every aspect of our operations.

Net Sales were $11,381,321 in the three months ended September 30, 2001, compared to net sales of $12,214,562 for the three months ended September 30, 2000, a decrease of 7%. Net sales were $23,196,111 for the six months ended September 30, 2001 as compared to $23,470,983 for the same period one year ago, a decrease of 1%.

Due to the significant reduction in cash flows in the second quarter of fiscal 2002 as described above, we experienced an inability to purchase raw materials, which resulted in an inability to fill orders and created short shipments to customers. The short shipments to customers forced us to temporarily reduce product prices to maintain our shelf space in supermarkets. While demand for our products continues to increase rapidly, sales growth was maintained at prior year levels until we obtained the cash required to meet these demands. We believe that we would have shown an increase in sales had we not experienced cash shortages, production delays, and shipping shortages.

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

The increase was primarily the result of four key factors: (a) problems and delays associated with the construction of new production lines, (b) an increase in raw materials costs, (c) an inability to negotiate beneficial vendor terms, and (d) a change in production focus. First, the installation of our new production equipment was delayed significantly due to late shipments by manufacturers and problems with configuring the machines to meet the manufacturing needs of our unique line of products. These delays caused excess overhead costs and downtime during the first and second quarter of fiscal 2002. Second, due to a worldwide shortage of our primary raw ingredient, casein, resulting from the outbreak of "Mad Cow" and "foot and mouth" disease epidemics in Europe, the price of casein increased by approximately 26% in the six months ended September 30, 2001 compared to the same period one year ago. Third, due to our cash shortage resulting from our use of cash to purchase and install new production equipment, and delays in implementing the new equipment, our purchasing department was unable to purchase our raw materials in sufficient quantities or to take advantage of beneficial terms for cash payment that has, in the past, created optimum pricing for our raw materials and supplies and helps us reduce our costs. Finally, in the second quarter of fiscal 2002, we changed our production focus by scaling back our product mix to 200 core items that made up nearly 98% of our sales. As a result of the change in focus, we have provided for a $600,000 reserve for potential obsolete and slow moving inventory.

Selling expenses were $1,925,768 for the quarter ended September 30, 2001, compared with $2,044,596 for the same period ended September 30, 2000, a decrease of 6%. For the six months ended September 30, 2001, selling expenses were $3,564,374 as compared to $3,957,484 for the same period one year ago, a decrease of 10%. The decrease in expenses is due to a reduction in advertising and promotional expenses during the first and second quarters in fiscal 2002. During the six months ended September 30, 2000, we were involved in an extensive advertising campaign to promote our flagship Veggie product line. This campaign included print, television, and radio advertising and focuses on key markets throughout the country where distribution of our products is widespread. We also incurred increased slotting fees to expand our shelf space in retail stores during the six months ended September 2000. These fees have been significantly reduced during the six months ended September 30, 2001. Finally, we terminated several executive sales employees during April 2001 in an effort to streamline operations and reduce costs.

Delivery expenses were $570,362 for the quarter ended September 30, 2001, compared with $628,676 for the same period ended September 30, 2000, a 9% decrease. Delivery expenses were $1,212,621 for the six months ended September 30, 2001 as compared to $1,280,051 for the six months ended September 30, 2000, a decrease of 5%. The decrease in delivery costs is a result of bringing the scheduling and coordinating of shipments in-house during the six months ended September 30, 2001.

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

Interest expense increased to $652,986 for the quarter ended September 30, 2001 from $311,186 for the quarter ended September 30, 2000, a 110% increase. Interest expense was $1,325,510 for the six months ended September 30, 2001 as compared to $613,639 for the same period in fiscal 2001, an increase of 116%. The main reason for the increase is that approximately $160,000 and $305,000 of interest charges for the three and six months ended September 30, 2000, respectively, were capitalized to construction in progress. No interest was capitalized during the six months ended September 30, 2001. The increase is also attributable to additional borrowings under our line of credit from FINOVA Capital Corporation and our term loan from SouthTrust Bank, N.A., as well an additional loan we obtained from FINOVA Mezzanine Capital, Inc., the lender which has extended to us a subordinated loan.

On September 30, 1999, we obtained a $4,000,000 subordinated loan from FINOVA Mezzanine. In December 2000, we obtained an additional $815,000 subordinated loan from FINOVA Mezzanine in connection with a price guarantee we gave to FINOVA Mezzanine upon the exercise of their warrants to purchase the Company's common stock and sale of the underlying common shares to the public. Both of the subordinated loans originally bore interest at a rate of 11.5%, but in July 2001 the notes were amended to increase the rate to 13.5%. The subordinated debt includes an original issue discount of $786,900, recorded in September 1999 and an additional $945,400 recorded in December 2000 in connection with the price guarantee, which is amortized as interest expense over the term of the debt. During the first six months of fiscal 2002, $204,743 was amortized to interest expense for these debt discounts, as compared to $78,600 during the first six months of fiscal 2001.

In March 2000, we obtained a $10 million term loan from SouthTrust Bank, N.A. This loan bears interest at prime rate and is due in monthly principal installments of $93,000 plus interest. The balance outstanding on this note as of September 30, 2001 was $9,242,535. This loan was used to payoff a prior term note payable and to finance approximately $7.5 million in new equipment to expand our production capacity. Additionally, we obtained a $1.5 million loan from SouthTrust Bank, N.A. in October 2000. This loan bears interest at prime and is payable in monthly principal installments of $50,000 plus interest. The balance on this loan was $1.2 million as of September 30, 2001.

Income tax expense for the six months ended September 30, 2001 was zero compared to income tax benefit of $240,000 for the same period in the prior year at September 30, 2000. We have recorded a deferred tax asset of $1,560,000 derived mainly from tax net operating losses incurred in prior years, which are expected to be realized in the future. This represents approximately 20% of the tax net operating loss carry forward available at September 30, 2001.


Liquidity and Capital Resources

Operating Activities -- Net cash used in operating activities was $627,534 for the six months ended September 30, 2001 compared to net cash used of $2,591,930 for the same period in 2000. The decrease in cash used for operations is primarily attributable to a decrease in inventory as a result of the cash shortages that we experienced during this period. Such decrease in cash used for operations was partially offset by a decrease in accounts payable which was paid down with proceeds from our preferred stock offering in April 2001. In addition, we reported a net loss of $7,258,694 for the six months ended September 30, 2001 as compared to net income of $1,401,554 for the same period in the prior year. The net loss was the result of delays in the installation of new production lines of equipment during the latter part of fiscal 2001 and the first six months of fiscal 2002.

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

Financing Activities -- Net cash flows provided by financing activities were $3,746,394 for the six months ended September 30, 2001 compared to cash flows provided by financing activities of $9,031,475 for the same period in 2000. The large cash flows from financing activities during the six months ended September 30, 2001 were primarily the result of the issuance of common stock and preferred stock. These proceeds were partially offset by payments under our line of credit from FINOVA Capital Corporation and our term loan from SouthTrust Bank, N.A. During the six months ended September 30, 2000, the large cash inflows were the result of draws on the line of credit and the term loan. The increased draws in fiscal 2001 were used to finance the increase in inventories, as well as to purchase and install new state-of-the-art production equipment.

In November 1996, we obtained a line of credit with a maximum principal amount of $2 million from FINOVA Capital Corporation, the proceeds of which were used for working capital and expansion purposes. The maximum principal amount of this line of credit was increased to $3 million in February 1997, $3.5 million in June 1998, $5.5 million in December 1998, $7.5 million in April 2000 and $13 million in August 2000. The amount that we can borrow under the line of credit is based on a formula of up to 85% of eligible accounts receivable plus 50% of eligible inventories not to exceed $6,000,000, as defined in the agreement. The line of credit is secured by all accounts receivable, inventory, machinery, equipment, trademarks and patents owned by us. Interest is payable monthly on the outstanding draws on the line of credit at a rate of prime plus two percent (8.0% at September 30, 2001). The line of credit expires on October 15, 2002 at which time the entire outstanding principal amount of the line of credit, and all accrued but unpaid interest thereon, is due and payable in full.

On September 30, 1999, we obtained a $4 million subordinated loan from FINOVA Mezzanine Capital, Inc. to finance additional working capital and capital improvement needs. We received loan proceeds in the amount of $3,620,000 after paying loan costs of $380,000. Amounts outstanding under the loan are secured by a subordinated lien on substantially all of our assets. A balloon payment of the entire principal amount of the loan, and all accrued but unpaid interest thereon, is due upon maturity in October 2002. The interest rate applicable to the loan was increased in July 2001 from 11.5% to 13.5%. In consideration of the loan, we issued to FINOVA Mezzanine a warrant to purchase 915,000 shares of our common stock at an exercise price of $3.41 per share which represented 80% of the fair value of our stock on the date the warrant was issued. The warrant was valued at $786,900 which was recorded as a debt discount and is being amortized to interest expense from the date of issuance of the note to the maturity date of the note.

On December 26, 2000, the FINOVA Mezzanine exercised a portion of the warrant to purchase 815,000 shares of common stock at a price of $3.41 per share. We received from the exercise of the warrant net proceeds of $2,452,329, after paying transaction costs of $326,822. In connection with this transaction, we agreed to reimburse FINOVA Mezzanine for brokerage commission and other expenses incurred by it, in connection with the sale of the 815,000 shares to the public, which were sold at a price of $3.25 per share. These costs and expenses were recorded as a reduction in the proceeds received from the exercise of the warrants. In addition, we agreed to guarantee the price ($4.41 per share) at which the shares would be sold to the public. The difference between the actual price received by FINOVA Mezzanine ($3.25) and the guaranteed price ($4.41) was $945,400, which was recorded as a debt discount and is being amortized over the remaining term of the subordinated note. The consideration for the difference between the exercise price of $3.41 and the guaranteed price of $4.41 was $815,000. FINOVA Mezzanine agreed to finance such amount under an additional subordinated term loan which is payable in full on December 29, 2001. The interest rate on the additional subordinated term loan is 13.5% per annum.

The line of credit and subordinated loans described above contain certain financial and operating covenants. In July of 2001, we notified FINOVA Capital and FINOVA Mezzanine that we had failed to comply with the minimum operational cash flow to contractual debt service ratio, the funded debt to EBITDA ratio and the capital expenditure limitation. At no time has FINOVA Capital or FINOVA Mezzanine delivered to us a notice of default of the line of credit or the subordinated loans as a result of such failures. FINOVA Capital agreed to amend such covenants and to waive those violations for the fiscal year ended March 31, 2001 and the fiscal quarter ended June 30, 2001 pursuant to that certain Amendment and Limited Waiver to Security Agreement dated July 13, 2001. In consideration for this waiver and amendment, we accepted an increase in the interest rate on the line of credit to prime plus 2% and agreed to pay a fee in the amount of $100,000, of which $25,000 has been paid with the remainder due on December 31, 2001. FINOVA Mezzanine also agreed to waive the violations of its covenants for the fiscal year ended March 31, 2001 and the fiscal quarter ended June 30, 2001, and to amend those covenants for future fiscal quarters pursuant to a letter agreement dated July 12, 2001 and amendments to the subordinated notes. In consideration of the waiver, we accepted an increase in the interest rate to from 11.5% to 13.5% per annum on the subordinated loans, and agreed to pay an amendment/waiver fee in the amount of $20,000, which is due on December 31, 2001.

For the fiscal quarter ended September 30, 2001, we were again in violation of the minimum operational cash flow to contractual debt service ratio, the funded debt to EBITDA ratio, and the capital expenditure limitation. As of November 14, 2001, we entered into an Amendment and Limited Waiver to Security Agreement with FINOVA Capital pursuant to which FINOVA Capital waived our duty to comply with such financial covenants for the fiscal quarter ended September 30, 2001 and certain other financial covenants for the twelve months ended September 30, 2001. Additionally, the Amendment and Limited Waiver to Security Agreement also provided for an acceleration of the maturity date of the line of credit from August 1, 2003 to October 15, 2002, and the payment of an amendment/waiver fee in the amount of $50,000 by December 31, 2001. In connection with the aforementioned waivers and amendments, we also entered into an Intellectual Property

Security Agreement whereby we granted FINOVA Capital a security interest in all of our intellectual property and other proprietary property. FINOVA Mezzanine also agreed to waive the violations to its covenants for the fiscal quarter ended September 30, 2001 pursuant to a letter agreement dated as of November 14, 2001 and certain amendments to the subordinated notes. In consideration of the waiver, we accepted an acceleration of the maturity date of the subordinated notes from August 1, 2003 to October 15, 2002, and agreed to pay an amendment/waiver fee in the amount of $10,000, which is due on December 31, 2001. The acceleration of the maturity dates of the line of credit and subordinated loans to October 15, 2002 will result in the classification of such indebtedness as "current" for the fiscal quarter ended December 31, 2001.

We believe that we will again fail to meet certain financial and other covenants of the line of credit and subordinated loans for the fiscal quarters to end on December 31, 2001 and thereafter. Therefore, we are already in discussions with FINOVA to obtain a waiver for these defaults for the December 2001 quarter and to amend the covenants for the remaining term of these loans. We believe that the likelihood of obtaining these waivers is highly probable. However, in the event we cannot obtain waivers for these covenant failures, FINOVA Capital, FINOVA Mezzanine and SouthTrust Bank N.A. could exercise their respective rights under their loan documents to, among other things, declare a default under the loans, accelerate their indebtedness such that it would become immediately due and payable, and pursue foreclosure of our assets which are pledged as collateral for such loans. We are also currently in discussions with other lenders to replace these loans at the end of their term in October 2002 or sooner, if necessary.

In March 2000, we obtained a $10 million term loan from SouthTrust Bank, N.A. This note bears interest at prime rate and is due in monthly principal installments of $93,000 plus interest. The note matures in March 2005. The balance outstanding on this note as of September 30, 2001 was $9,242,535. This note was used to payoff a prior term loan and to finance approximately $7.5 million in new equipment purchases to expand our production capacity, including the new production equipment purchased and installed throughout fiscal 2001 and the beginning of fiscal 2002. This term loan is secured by certain machinery and equipment, including our new production equipment.

In October 2000, our president guaranteed a $1.5 million short-term bridge loan that we obtained from SouthTrust Bank, N.A. by pledging some of his shares of our common stock to secure the loan. Interest on this note is at the prime rate (6% at September 30, 2001). The loan is being paid down by monthly principal payments of $50,000 plus interest. The note matures in October 2003. In consideration of his guarantee and related pledge, we granted our president stock options to acquire 343,125 shares of our common stock at an exercise price of $3.88 per share. Such options shall expire on December 15, 2010.

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

The warrants include an initial issuance to the investors of warrants to purchase an aggregate of 120,000 shares of common stock. The initial warrants are exercisable for a period of five years from April 6, 2001, at a per share exercise price equal to the lesser of (a) $5.30 or (b) a price equal to 110% of the average of the closing bid price of the common stock for the thirty trading days ending on January 1, 2002. The warrants also include the issuance to the investors of warrants to purchase an aggregate of 120,000 shares of common stock, which are exercisable simultaneous with and as a condition to any redemption of the shares. Finally, the warrants include the issuance to the investors of warrants to purchase shares of common stock in an amount determined by dividing (x) 30% of the shares originally purchased by the investors by (y) the average closing bid price of the common stock during the five day period ending on February 15, 2002 (the "30% warrants"). The 30% warrants are exercisable for a period of five years from February 15, 2002 at per share exercise price equal to 110% of the average closing bid price of the common stock during the five day period ending on February 15, 2002. We have filed a registration statement with the Securities and Exchange Commission to register the shares underlying the warrants and the preferred stock. Such registration statement became effective on October 17, 2001.

On September 25, 2001, we issued to one specified investor, in accordance with an exemption from registration under Regulation D promulgated under the Securities Act of 1933, as amended, (i) an aggregate of 522,648 shares of common stock, $0.01 par value, and (ii) warrants to purchase 140,000 shares of common stock, $0.01 par value, at an aggregate sales price of approximately $3,000,000. The warrants are exercisable at a price per share equal to $6.74 until September

25, 2006. We have filed a registration statement with the Securities and Exchange Commission to register the shares issued and those shares underlying the warrant. Such registration statement became effective on October 17, 2001.

Management believes that proceeds received in connection with the preferred stock issuance in April 2001 and the common stock issuance in September 2001 together with cash flow from current operations will allow us to meet our current liquidity needs based on current operation levels. However, additional financing is necessary to meet the demands of expected future higher sales volumes and to refinance the FINOVA Capital and FINOVA Mezzanine loans that are coming due in October 2002.


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

                           PART II. OTHER INFORMATION
                         GALAXY NUTRITIONAL FOODS, INC.

ITEM 2.      CHANGES IN SECURITIES AND USE OF PROCEEDS

On September 24, 2001, we sold 522,648 shares of common stock and warrants to purchase 140,000 shares of common stock to Hare & Co. f/b/o John Hancock Small Cap Value Fund pursuant to a certain Securities Purchase Agreement for an aggregate sales price of approximately $3,000,000. The shares and warrants were issued in reliance upon the exemption from securities registration afforded by Rule 506 under Regulation D as promulgated by the Securities and Exchange Commission under the Securities Act of 1933, as amended. The warrants held by Hare & Co. f/b/o John Hancock Small Cap Value Fund are exercisable at a price per share equal to $6.74. All of the warrants are exercisable until September 24, 2006.

Pursuant to that certain Amendment and Waiver Agreement dated as of September 24, 2001, we issued 30,000 shares of common stock to each of BH Capital Investments, L.P. and Excalibur Limited Partnership in order to induce them to waive our obligation not to sell or enter into any agreement to sell any of its securities for the time period beginning April 6, 2001 and continuing until January 15, 2002, to allow the transaction described in the preceding paragraph. We undertook this obligation pursuant to that certain Series A Preferred Stock and Warrants Purchase Agreement dated April 6, 2001, by and among us, BH Capital Investments, L.P. and Excalibur Limited Partnership. The shares were issued in reliance upon the exemption from securities registration afforded by Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

In July 2001, we notified FINOVA Capital and FINOVA Mezzanine that we had failed to comply with the minimum operational cash flow to contractual debt service ratio, the funded debt to EBITDA ratio and the capital expenditure limitation. At no time has FINOVA Capital or FINOVA Mezzanine delivered to us a notice of default of the line of credit or the subordinated loans as a result of such failures. FINOVA Capital agreed to amend such covenants and to waive those violations for the fiscal year ended March 31, 2001 and the fiscal quarter ended June 30, 2001 pursuant to that certain Amendment and Limited Waiver to Security Agreement dated July 13, 2001. In consideration for this waiver and amendment, we accepted an increase in the interest rate on the line of credit to prime plus 2% and agreed to pay a fee in the amount of $100,000, of which $25,000 has been paid with the remainder due on December 31, 2001. FINOVA Mezzanine also agreed to waive the violations of its covenants for the fiscal year ended March 31, 2001 and the fiscal quarter ended June 30, 2001, and to amend those covenants for future fiscal quarters pursuant to a letter agreement dated July 12, 2001 and amendments to the subordinated notes. In consideration of the waiver, we accepted an increase in the interest rate to from 11.5% to 13.5% per annum on the subordinated loans, and agreed to pay an amendment/waiver fee in the amount of $20,000, which is due on December 31, 2001.

For the fiscal quarter ended September 30, 2001, we were again in violation of the minimum operational cash flow to contractual debt service ratio, the funded debt to EBITDA ratio, and the capital expenditure limitation. As of November 14, 2001, we entered into an Amendment and Limited Waiver to Security Agreement with FINOVA Capital pursuant to which FINOVA Capital waived our duty to comply with such financial covenants for the fiscal quarter ended September 30, 2001 and certain other financial covenants for the twelve months ended September 30, 2001. Additionally, the Amendment and Limited Waiver to Security Agreement also provided for an acceleration of the maturity date of the line of credit from August 1, 2003 to October 15, 2002, and the payment of an amendment/waiver fee in the amount of $50,000 by December 31, 2001. In connection with the aforementioned waivers and amendments, we also entered into an Intellectual Property Security Agreement whereby we granted FINOVA Capital a security interest in all of our intellectual property and other proprietary property. FINOVA Mezzanine also agreed to waive the violations to its covenants for the fiscal quarter ended September 30, 2001 pursuant to a letter agreement dated as of November 14, 2001 and certain amendments to the subordinated notes. In consideration of the waiver, we accepted an acceleration of the maturity date of the subordinated notes from August 1, 2003 to October 15, 2002, and agreed to pay an amendment/waiver fee in the amount of $10,000, which is due on December 31, 2001. The acceleration of the maturity dates of the line of credit and subordinated loans to October 15, 2002 will result in the classification of such indebtedness as "current" for the fiscal quarter ended December 31, 2001.

We believe that we will again fail to meet certain financial and other covenants of the line of credit and subordinated loans for the fiscal quarters to end on December 31, 2001 and thereafter. Therefore, we are already in discussions with FINOVA to obtain a waiver for these defaults for the December 2001 quarter and to amend the covenants for the remaining term of these loans. We believe that the likelihood of obtaining these waivers is highly probable. However, in the event we cannot obtain waivers for these covenant failures, FINOVA Capital, FINOVA Mezzanine and SouthTrust Bank N.A. could exercise their respective rights under their loan documents to, among other things, declare a default under the loans, accelerate their indebtedness such that it would become immediately due and payable, and pursue foreclosure of our assets which are pledged as collateral for such loans. We are also currently in discussions with other lenders to replace these loans at the end of their term in October 2002 or sooner, if necessary.


ITEM 5.      OTHER INFORMATION

On October 5, 2001, we issued warrants to acquire 60,000 shares of common stock to each of BH Capital Investments, L.P. and Excalibur Limited Partnership in consideration of consulting services to be provided to us by them for one year. The warrants are exercisable for five years at a price of $5.86 per share. We also agreed to register the shares underlying the warrants by filing a registration statement with the Securities and Exchange Commission on or about February 1, 2002.

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

The following exhibits are filed as part of this Form 10-Q/A.

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

*3.8     Certificate of Designations, Preferences and Rights of Series A
         Convertible Preferred Stock filed on April 5, 2001 (Filed as Exhibit
         3.8 on Form 10-K/A for fiscal year ended March 31, 2001, and incorporated herein by reference.)

*4.1     Series A Preferred Stock and Warrants Purchase Agreement, by and among
         BH Capital Investments, L.P., Excalibur Limited Partnership and the
         Company, dated April 6, 2001 (Filed as Exhibit 4.1 on Form 10-K/A for fiscal year ended March 31, 2001, and incorporated herein by reference.)

*4.2     Amendment and Waiver Agreement, by and among BH Capital Investments,
         L.P., Excalibur Limited Partnership and the Company, dated September
         24, 2001 (Filed as Exhibit 4.5 to Registration Statement on Form S-3 filed October 3, 2001, and incorporated herein by reference.)

*4.3     Securities Purchase Agreement, by and between Hare & Co. f/b/o John
         Hancock Small Cap Value Fund and the Company, dated September 24, 2001
         (Filed as Exhibit 4.6 to Registration Statement on Form S-3 filed
         October 3, 2001, and incorporated herein by reference.)

*4.4     Stock Purchase Warrant issued to Hare & Co. f/b/o John Hancock Small
         Cap Value Fund and the Company, dated September 25, 2001 (Filed as
         Exhibit 4.7 to Registration Statement on Form S-3 filed October 3,
         2001, and incorporated herein by reference.)

*4.5     Registration Rights Agreement, by and between Hare & Co. f/b/o John
         Hancock Small Cap Value Fund and the Company, dated September 24, 2001
         (Filed as Exhibit 4.8 to Registration Statement on Form S-3 filed
         October 3, 2001, and incorporated herein by reference.)

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

*10.6 Third Amendment to Lease Agreement, dated as of August 14, 2001, by and between Anco Company and the Company (Filed as Exhibit 10.6 on Form
         10-K/A for fiscal year ended March 31, 2001, and incorporated herein by reference.)

10.7     Amendment and Limited Waiver to Security Agreement, dated as of July
         13, 2001, by and between the Company and FINOVA Capital Corporation
         (filed herewith).

10.8 Waiver Letter from FINOVA Mezzanine Capital, Inc. to the Company dated as of July 12, 2001 (filed herewith).

10.9 Amended and Restated Secured Promissory Note in the principal amount of $815,000, dated as of July 13, 2001, by the Company in favor of FINOVA
         Mezzanine Capital, Inc. (filed herewith).

10.10 Second Amended and Restated Secured Promissory Note in the principal amount of $4,000,000, dated as of July 13, 2001, by the Company in favor of FINOVA Mezzanine Capital, Inc. (filed herewith).

10.11    Amendment and Limited Waiver to Security Agreement, dated as of
         November 14, 2001, by and between the Company and FINOVA Capital
         Corporation (filed herewith).

10.12    Intellectual Property Security Agreement, dated as of November 14,
         2001, by and between the Company and FINOVA Capital Corporation (filed herewith).

10.13 Waiver Letter from FINOVA Mezzanine Capital, Inc. to the Company dated as of November 14, 2001 (filed herewith).

10.14 Allonge to Second Amended and Restated Secured Promissory Note, dated as of November 14, 2001, by the Company in favor of FINOVA Mezzanine
         Capital, Inc. (filed herewith).

* Previously filed


REPORTS ON FORM 8-K

     There were no reports on Form 8-K filed by the Company during this period.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.






                                      GALAXY NUTRITIONAL FOODS, INC.




Date: December 21, 2001               /s/Angelo S. Morini
                                      -----------------------------------
                                      Angelo S. Morini
                                      Chairman, Chief Executive Officer
                                      and President
                                      (Principal Executive Officer)


Date: December 21, 2001               /s/ LeAnn Hitchcock
                                      -----------------------------------
                                      LeAnn Hitchcock
                                      Chief Financial Officer
                                      (Principal Accounting Officer)