Form 10-Q/A
period 2001-09-30
GALAXY NUTRITIONAL FOODS CO
filed 2002-02-13
CIK 819527

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




                                                                                 PAGE NO.
                                                                                 --------

PART I. FINANCIAL INFORMATION

     ITEM 1. FINANCIAL STATEMENTS

         Balance Sheets                                                              3
         Statements of Operations                                                    4
         Statement of Stockholders' Equity                                           5
         Statements of Cash Flows                                                    6
         Notes to Financial Statements                                            7-11

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS                       12-17

     ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK             18



PART II. OTHER INFORMATION

     ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS                              19

     ITEM 3. DEFAULTS UPON SENIOR SECURITIES                                        19

     ITEM 5. OTHER INFORMATION                                                      20

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                    21-22


SIGNATURES                                                                          23

                          PART I. FINANCIAL INFORMATION
                                 BALANCE SHEETS
                         GALAXY NUTRITIONAL FOODS, INC.


                                                                SEPTEMBER 30,            MARCH 31,
                                                                    2001                    2001
                                                                ------------            ------------
                                                                 (Unaudited)
                                     ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                    $  2,747,921           $        500
    Trade receivables, net                                          8,251,088              8,053,561
    Inventories, net                                                6,776,423             10,774,540
    Other receivables                                                 526,630                519,624
    Deferred tax asset                                                532,000                532,000
    Prepaid expenses                                                1,072,740              1,107,100
                                                                 ------------           ------------
         Total current assets                                      19,906,802             20,987,325

PROPERTY & EQUIPMENT, NET                                          25,413,920             25,303,094
DEFERRED TAX ASSET                                                  1,028,000              1,028,000
OTHER ASSETS                                                          740,705                764,707
                                                                 ------------           ------------

            TOTAL                                                $ 47,089,427           $ 48,083,126
                                                                 ============           ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Book overdrafts                                              $    648,703           $    446,829
    Line of credit                                                  6,966,894              8,776,278
    Accounts payable - trade                                        7,492,727              9,456,065
    Accrued liabilities                                               533,834                143,782
    Current portion of term note payable                            1,716,000              1,666,000
    Current portion of subordinated notes payable                   3,586,540                502,866
    Current portion of obligations under capital leases               181,630                 28,755
                                                                 ------------           ------------
         Total current liabilities                                 21,126,328             21,020,575

TERM NOTE PAYABLE,
    less current portion                                            8,726,535              9,614,499
SUBORDINATED NOTES PAYABLE                                                 --              2,878,930
OBLIGATIONS UNDER CAPITAL LEASES,
    less current portion                                              571,593                 29,825
                                                                 ------------           ------------
         Total liabilities                                         30,424,456             33,543,829
                                                                 ------------           ------------

COMMITMENTS AND CONTINGENCIES                                              --                     --
REDEEMABLE CONVERTIBLE PREFERRED STOCK                              1,502,423                     --

STOCKHOLDERS' EQUITY:
    Common stock                                                      106,080                100,176
    Additional paid-in capital                                     59,778,141             51,902,100
    Accumulated deficit                                           (31,829,012)           (24,570,318)
                                                                 ------------           ------------
                                                                   28,055,209             27,431,958
    Less: Notes receivable arising from the exercise
          of stock options and sale of common stock               (12,772,200)           (12,772,200)
    Less: Treasury stock, 26,843, at cost                            (120,461)              (120,461)
                                                                 ------------           ------------
         Total stockholders' equity                                15,162,548             14,539,297
                                                                 ------------           ------------

            TOTAL                                                $ 47,089,427           $ 48,083,126
                                                                 ============           ============


           See accompanying notes to condensed financial statements.

                         GALAXY NUTRITIONAL FOODS, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                    THREE MONTHS ENDED              SIX MONTHS ENDED
                                                       SEPTEMBER 30,                   SEPTEMBER 30,
                                               ----------------------------     ---------------------------
                                                   2001            2000            2001            2000
                                               ------------    ------------    ------------    ------------

NET SALES                                      $ 11,381,321    $ 12,214,562    $ 23,196,111    $ 23,470,983

COST OF GOODS SOLD                                9,547,698       7,732,948      18,169,634      14,940,861
                                               ------------    ------------    ------------    ------------

    Gross margin                                  1,833,623       4,481,614       5,026,477       8,530,122
                                               ------------    ------------    ------------    ------------


OPERATING EXPENSES:
    Selling                                       1,925,768       2,044,596       3,564,374       3,957,484
    Delivery                                        570,362         628,676       1,212,621       1,280,051
    Non-cash compensation related to options      2,047,577              --       3,621,143              --
    General and administrative                    1,603,941         733,273       2,467,561       1,408,071
    Research and development                         44,540          67,401          97,856         124,311
                                               ------------    ------------    ------------    ------------

            Total operating expenses              6,192,188       3,473,946      10,963,555       6,769,917
                                               ------------    ------------    ------------    ------------

INCOME (LOSS) FROM OPERATIONS                    (4,358,565)      1,007,668      (5,937,078)      1,760,205
                                               ------------    ------------    ------------    ------------


OTHER INCOME (EXPENSE):
    Interest expense                               (652,986)       (311,186)     (1,325,510)       (613,639)
    Other income (expense)                           (5,372)         15,748           3,894          14,988
                                               ------------    ------------    ------------    ------------

            Total                                  (658,358)       (295,438)     (1,321,616)       (598,651)
                                               ------------    ------------    ------------    ------------

NET INCOME (LOSS) BEFORE INCOME
    TAX BENEFIT                                  (5,016,923)        712,230      (7,258,694)      1,161,554

INCOME TAX BENEFIT                                       --              --              --         240,000
                                               ------------    ------------    ------------    ------------


NET INCOME (LOSS)                                (5,016,923)        712,230      (7,258,694)      1,401,554

PREFERRED STOCK DIVIDENDS                           876,877              --       1,201,891              --
                                               ------------    ------------    ------------    ------------
NET INCOME (LOSS) AVAILABLE TO
    COMMON SHAREHOLDERS                        $ (5,893,800)   $    712,230    $ (8,460,585)   $  1,401,554
                                               ============    ============    ============    ============

BASIC NET EARNINGS (LOSS) PER
    COMMON SHARE                               $      (0.59)   $       0.08    $      (0.84)   $       0.15
                                               ============    ============    ============    ============

DILUTED NET EARNINGS (LOSS) PER
    COMMON SHARE                               $      (0.59)   $       0.07    $      (0.84)   $       0.15
                                               ============    ============    ============    ============


           See accompanying notes to condensed financial statements.

                         GALAXY NUTRITIONAL FOODS, INC.
                        STATEMENT OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)



                                                                                             Notes
                                       Common Stock                                        Receivable
                                  ---------------------     Additional    Accumulated      for Common     Treasury
                                    Shares    Par Value  Paid-In Capital     Deficit          Stock         Stock        Total
                                  ----------  ---------  ---------------  ------------    ------------    ---------    ------------
Balance at March 31, 2001         10,017,612   $100,176   $ 51,902,100    $(24,570,318)   $(12,772,200)   $(120,461)   $ 14,539,297
Exercise of Options                    4,143         41         19,480              --              --           --          19,521
Issuance of common stock             582,648      5,826      2,994,774              --              --           --       3,000,600
Issuance of common stock
  under employee stock
  purchase plan                        3,701         37         17,108              --              --           --          17,145
Non-cash compensation related
  to options under non-recourse
  note receivable                         --         --      3,621,143              --              --           --       3,621,143
Dividends on preferred stock              --         --       (175,000)             --              --           --        (175,000)
Discount on preferred stock               --         --      2,020,734              --              --           --       2,020,734
Accretion of discount on
  preferred stock                         --         --       (622,198)             --              --           --        (622,198)
Net loss                                  --         --             --      (7,258,694)             --           --      (7,258,694)
                                  ----------   --------   ------------    ------------    ------------    ---------    ------------

Balance at September 30, 2001     10,608,104   $106,080   $ 59,778,141    $(31,829,012)   $(12,772,200)   $(120,461)   $ 15,162,548
                                  ==========   ========   ============    ============    ============    =========    ============


           See accompanying notes to condensed financial statements.

                         GALAXY NUTRITIONAL FOODS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                      SIX MONTHS ENDED
                                                                        SEPTEMBER 30,
                                                                   2001                2000
                                                                -----------         -----------
CASH FLOWS USED IN OPERATING ACTIVITIES:
       Net Income (Loss)                                        $(7,258,694)        $ 1,401,554
   ADJUSTMENTS TO RECONCILE NET INCOME
   TO NET CASH USED IN OPERATING ACTIVITIES:
       Depreciation expense                                       1,045,613             695,425
       Amortization of debt discount                                204,744              78,690
       Provision for doubtful accounts                              475,000                  --
       Provision for inventory reserve                              600,000                  --
       Consulting and director services paid in exchange
         for issuance of common stock  and warrants                   8,125              78,507
       Deferred tax benefit                                              --            (240,000)
       Non-cash compensation related to options under
         non-recourse note receivable                             3,621,143                  --

       (Increase) decrease in:
         Trade receivables                                         (672,527)           (649,331)
         Other receivables                                           (7,006)           (162,399)
         Inventories                                              3,398,117          (2,961,242)
         Prepaid expenses and other                                  85,237          (1,346,244)
       Increase (decrease) in:
         Accounts payable                                        (2,342,338)            566,745
         Accrued liabilities                                             --
                                                                    215,052             (53,635)
                                                                -----------         -----------

     NET CASH USED IN OPERATING ACTIVITIES:                        (627,534)         (2,591,930)
                                                                -----------         -----------

CASH FLOWS USED IN INVESTING ACTIVITIES:
     Purchase of property and equipment                            (371,439)         (6,439,812)
                                                                -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Net borrowings(payments) on line of credit                (1,809,384)          3,339,544
       Increase in book overdrafts                                  201,874             375,675
       Net borrowings (payments) on term note payable              (458,964)          5,393,692
       Principal payments on capital lease obligations              (90,357)            (23,387)
       Proceeds from issuance of common stock                     3,017,745              44,975
       Proceeds from exercise of common stock options                19,521                  --
       Proceeds from issuance of preferred stock                  2,936,983                  --
       Financing costs from issuance of preferred stock             (36,024)                 --
       Purchase of treasury stock                                        --             (99,024)
       Financing costs for long-term debt                           (35,000)                 --
                                                                -----------         -----------

    NET CASH FROM FINANCING ACTIVITIES                            3,746,394           9,031,475
                                                                -----------         -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS              2,747,421                (267)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                          500                 383
                                                                -----------         -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                        $ 2,747,921         $       116
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
                                        ===========         ===========


(3)      LINE OF CREDIT AND NOTES PAYABLE
         In November 1996, the Company obtained a line of credit with a maximum principal amount of $2 million from FINOVA Capital Corporation, the proceeds of which were used for working capital and expansion purposes. Over the years, the Company received several increases to the line to its current level of $13 million. Interest is payable monthly on the outstanding draws on the line of credit at a rate of prime plus two percent (8.0% at September 30, 2001). The line of credit expires on October 15, 2002 at which time the entire outstanding principal amount of the line of credit, and all accrued but unpaid interest thereon, is due and payable in full. As of September 30, 2001, the Company had an outstanding balance of $6,966,894 under this line of credit agreement.

         On September 30, 1999, the Company secured a $4 million subordinated note payable from FINOVA Mezzanine to finance working capital and capital improvement needs of the Company. The subordinated note is payable interest only monthly with a principal payment in one lump sum upon maturity on October 15, 2002 and bears interest at a rate of 13.5%. In connection with the subordinated note, the Company issued a warrant to purchase up to 915,000 shares of common stock to the subordinated note holder at an exercise price of $3.41 per share which represented 80% of the fair value of the Company's stock on the date the warrant was issued. The warrant was valued at $786,900 which was recorded as a debt discount and is being amortized to interest expense from the date of issuance of the note to the October 15, 2002 maturity date of the note.

         On December 26, 2000, the subordinated note holder exercised a portion of the warrant to purchase 815,000 shares of common stock at a price of $3.41 per share. In connection with this transaction, the Company agreed to reimburse the note holder for brokerage commission and other expenses incurred by the note holder for the sale of the 815,000 shares to the public, which were sold at a price of $3.25 per share. In addition, the Company agreed to guarantee the price ($4.41 per share) at which the shares would be sold to the public. The difference between the actual price received by the note holder ($3.25) and the guaranteed price ($4.41) was $945,400, which was recorded as a debt discount and is being amortized over the remaining term of the subordinated note. The consideration for the $815,000 difference between the exercise price of $3.41 and the guaranteed price of $4.41 on 815,000 shares was funded through the issuance of an additional subordinated term note bearing interest at an annual rate of 13.5% and is due in December 2001. As of September 30, 2001, the Company showed an outstanding balance of $3,586,540 which includes principal of $4,815,000 less $1,228,460 of debt discount remaining to be amortized.

         The line of credit and subordinated loans described above contain certain financial and operating covenants. For the fiscal quarter ended September 30, 2001, the Company was in violation of the minimum operational cash flow to contractual debt service ratio, the funded debt to EBITDA ratio, and the capital expenditure limitation. As of November 14, 2001, the Company received a waiver from FINOVA Capital and FINOVA Mezzanine pursuant to which they waived the duty to comply with such financial covenants for the fiscal quarter ended September 30, 2001.

         In consideration of the waivers, the Company accepted an acceleration of the maturity date of the line of credit and the subordinated notes from September August 1, 2003 to October 15, 2002. Since the Company has not received a waiver for future quarters and has not been able to change the existing loan covenants with FINOVA Capital and FINOVA Mezzanine which they will again fail to meet in the future, the entire balance of the subordinated notes are classified as current for the quarter ended September 30, 2001.

         In March 2000, we obtained a $10 million term loan from SouthTrust Bank, N.A. This note bears interest at prime rate (6% at September 30, 2001) and is due in monthly principal installments of $93,000 plus interest. The note matures in March 2005. The balance outstanding on this note as of September 30, 2001 was $9,242,535.

         In October 2000, the Company obtained a $1.5 million short-term bridge loan from SouthTrust Bank, N.A. This note bears interest at prime rate (6.0% at September 30, 2001) and is due in monthly principal installments of $50,000 plus interest. The note matures in October 2003. The balance outstanding on this note as of September 30, 2001 was $1,200,000.


(4)      EARNINGS PER SHARE

         The following table reflects the calculation of basic and diluted net earnings (loss) per common share:

                                                                        Three months ended           Six months ended
                                                                           September 30,                September 30,
                                                                 -----------------------------    --------------------------
                                                                      2001             2000           2001           2000
                                                                 --------------    -----------    -----------    -----------
         Numerator:
         Net income (loss)                                       $   (5,893,800)   $   712,230    $(8,460,585)   $ 1,401,554
                                                                 ==============    ===========    ===========    ===========

         Denominator:
         Weighted average shares outstanding - basic                 10,048,447      9,170,104     10,033,874      9,179,052
         Potential shares exercisable under stock option
           plans                                                             --      1,417,785             --      1,417,785
         Potential shares exercisable under warrant agreements               --        922,143             --        915,000
         Less:  Shares assumed repurchased under treasury
           stock method                                                      --     (1,716,506)            --     (1,864,535)
                                                                 --------------    -----------    -----------    -----------

         Weighted average shares outstanding - diluted               10,048,447      9,793,526     10,033,874      9,647,302
                                                                 ==============    ===========    ===========    ===========

         Basic net earnings (loss) per common share              $        (0.59)   $      0.08    $     (0.84)   $      0.15
                                                                 ==============    ===========    ===========    ===========

         Diluted net earnings (loss) per common share            $        (0.59)   $      0.07    $     (0.84)   $      0.15
                                                                 ==============    ===========    ===========    ===========

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

         For the six months ended September 30,                   2001             2000
         ---------------------------------------------------------------------------------
                                                              (unaudited)      (unaudited)
         Noncash financing and investing activities:
         Preferred dividends recorded for preferred
           shareholder waiver received in exchange for
           issuance of common stock                            $  359,400      $        --
         Preferred stock dividends and related beneficial
           conversion feature                                  $  220,400      $        --
         Discount related to preferred stock                   $2,020,734      $        --
         Accretion of discount on preferred stock              $  622,198      $        --

         Cash paid for:
         Interest                                              $1,203,820      $   535,039


(6)      INCOME TAXES

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


(7)      CAPITAL STOCK

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

For the fiscal quarter ended September 30, 2001, we were again in violation of the minimum operational cash flow to contractual debt service ratio, the funded debt to EBITDA ratio, and the capital expenditure limitation. As of November 14, 2001, we entered into an Amendment and Limited Waiver to Security Agreement with FINOVA Capital pursuant to which FINOVA Capital waived our duty to comply with such financial covenants for the fiscal quarter ended September 30, 2001 and certain other financial covenants for the twelve months ended September 30, 2001. Additionally, the Amendment and Limited Waiver to Security Agreement also provided for an acceleration of the maturity date of the line of credit from August 1, 2003 to October 15, 2002, and the payment of an amendment/waiver fee in the amount of $50,000 by December 31, 2001. In connection with the aforementioned waivers and amendments, we also entered into an

Intellectual Property Security Agreement whereby we granted FINOVA Capital a security interest in all of our intellectual property and other proprietary property. FINOVA Mezzanine also agreed to waive the violations to its covenants for the fiscal quarter ended September 30, 2001 pursuant to a letter agreement dated as of November 14, 2001 and certain amendments to the subordinated notes. In consideration of the waiver, we accepted an acceleration of the maturity date of the subordinated notes from August 1, 2003 to October 15, 2002, and agreed to pay an amendment/waiver fee in the amount of $10,000, which is due on December 31, 2001. We believe that we will again fail to meet certain financial and other covenants of the line of credit and subordinated loans for the fiscal quarters to end on December 31, 2001 and thereafter. Since the we have not received a waiver for future quarters and have not been able to change the existing loan covenants with FINOVA Capital and FINOVA Mezzanine, the entire balance of the subordinated notes are classified as current for the quarter ended September 30, 2001.

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

In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" which addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." SFAS No. 142 addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in financial statements upon their acquisition and after they have been initially recognized in the financial statements. SFAS No. 142 requires that goodwill and intangible assets that have indefinite useful lives not be amortized but rather tested at least annually for impairment, and intangible assets that have finite useful lives be amortized over their useful lives. SFAS No. 142 provides specific guidance for testing goodwill and intangible assets that will not be amortized for impairment. In addition, SFAS No. 142 expands the disclosure requirements about goodwill and other intangible assets in the years subsequent to their acquisition. SFAS No. 142 is effective for our fiscal year 2003. Impairment losses for goodwill and indefinite-life intangible assets that arise due to the initial application of SFAS No. 142 are to be reported as resulting from a change in accounting principle. However, goodwill and intangible assets acquired after June 30, 2001 will be subject immediately to provisions of SFAS
142. We do not expect that the adoption of SFAS No. 142 will have a material effect on our results of operations or statements of financial position.

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

For the fiscal quarter ended September 30, 2001, we were again in violation of the minimum operational cash flow to contractual debt service ratio, the funded debt to EBITDA ratio, and the capital expenditure limitation. As of November 14, 2001, we entered into an Amendment and Limited Waiver to Security Agreement with FINOVA Capital pursuant to which FINOVA Capital waived our duty to comply with such financial covenants for the fiscal quarter ended September 30, 2001 and certain other financial covenants for the twelve months ended September 30, 2001. Additionally, the Amendment and Limited Waiver to Security Agreement also provided for an acceleration of the maturity date of the line of credit from August 1, 2003 to October 15, 2002, and the payment of an amendment/waiver fee in the amount of $50,000 by December 31, 2001. In connection with the aforementioned waivers and amendments, we also entered into an Intellectual Property Security Agreement whereby we granted FINOVA Capital a security interest in all of our intellectual property and other proprietary property. FINOVA Mezzanine also agreed to waive the violations to its covenants for the fiscal quarter ended September 30, 2001 pursuant to a letter agreement dated as of November 14, 2001 and certain amendments to the subordinated notes. In consideration of the waiver, we accepted an acceleration of the maturity date of the subordinated notes from August 1, 2003 to October 15, 2002, and agreed to pay an amendment/waiver fee in the amount of $10,000, which is due on December 31, 2001. We believe that we will again fail to meet certain financial and other covenants of the line of credit and subordinated loans for the fiscal quarters to end on December 31, 2001 and thereafter. Since the we have not received a waiver for future quarters and have not been able to change the existing loan covenants with FINOVA Capital and FINOVA Mezzanine, the entire balance of the subordinated notes are classified as current for the quarter ended September 30, 2001.

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

*10.7          Amendment and Limited Waiver to Security Agreement, dated as of
               July 13, 2001, by and between the Company and FINOVA Capital
               Corporation (Filed as Exhibit 10.7 on Form 10-Q/A for the quarter ended September 30, 2001, and incorporated herein by reference.)

*10.8 Waiver Letter from FINOVA Mezzanine Capital, Inc. to the Company dated as of July 12, 2001 (Filed as Exhibit 10.8 on Form 10-Q/A for the quarter ended September 30, 2001, and incorporated herein by reference.)

*10.9 Amended and Restated Secured Promissory Note in the principal amount of $815,000, dated as of July 13, 2001, by the Company in favor of FINOVA Mezzanine Capital, Inc. (Filed as Exhibit 10.9 on
               Form 10-Q/A for the quarter ended September 30, 2001, and incorporated herein by reference.)

*10.10 Second Amended and Restated Secured Promissory Note in the principal amount of $4,000,000, dated as of July 13, 2001, by the Company in favor of FINOVA Mezzanine Capital, Inc. (Filed as
               Exhibit 10.10 on Form 10-Q/A for the quarter ended September 30,
               2001, and incorporated herein by reference.)

*10.11         Amendment and Limited Waiver to Security Agreement, dated as of
               November 14, 2001, by and between the Company and FINOVA Capital
               Corporation (Filed as Exhibit 10.11 on Form 10-Q/A for the quarter ended September 30, 2001, and incorporated herein by reference.)

*10.12         Intellectual Property Security Agreement, dated as of November
               14, 2001, by and between the Company and FINOVA Capital
               Corporation (Filed as Exhibit 10.12 on Form 10-Q/A for the quarter ended September 30, 2001, and incorporated herein by reference.)

*10.13 Waiver Letter from FINOVA Mezzanine Capital, Inc. to the Company dated as of November 14, 2001 (Filed as Exhibit 10.13 on Form
               10-Q/A for the quarter ended September 30, 2001, and incorporated herein by reference.)

*10.14 Allonge to Second Amended and Restated Secured Promissory Note, dated as of November 14, 2001, by the Company in favor of FINOVA
               Mezzanine Capital, Inc. (Filed as Exhibit 10.14 on Form 10-Q/A for the quarter ended September 30, 2001, and incorporated herein by reference.)

* Previously filed


REPORTS ON FORM 8-K

               There were no reports on Form 8-K filed by the Company during this period.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.






                                       GALAXY NUTRITIONAL FOODS, INC.




Date: February 12, 2002                /s/Angelo S. Morini
                                       -----------------------------------
                                       Angelo S. Morini
                                       Chairman, Chief Executive Officer
                                       and President
                                       (Principal Executive Officer)


Date: February 12, 2002                /s/ LeAnn Hitchcock
                                       -----------------------------------
                                       LeAnn Hitchcock
                                       Chief Financial Officer
                                       (Principal Accounting Officer)