Form 10-Q
period 2001-12-31
GALAXY NUTRITIONAL FOODS CO
filed 2002-02-20
CIK 819527

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended December 31, 2001

Commission File Number 0-16251

GALAXY NUTRITIONAL FOODS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	25-1391475 (I.R.S. Employer Identification No.)

2441 Viscount Row Orlando, Florida (Address of principal executive offices)	32809 (Zip Code)

(407) 855-5500
(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES [X]   NO [  ]

     On February 11, 2002, there were 10,981,729 shares of Common Stock $.01 par value per share, outstanding.

GALAXY NUTRITIONAL FOODS, INC.

Index to Form 10-Q
For Quarter Ended December 31, 2001

		PAGE NO.

PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Balance Sheets	3
	Statements of Operations	4
	Statement of Stockholders’ Equity	5
	Statements of Cash Flows	6
	Notes to Financial Statements	7-11
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12-17
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18
PART II	OTHER INFORMATION
Item 2.	Changes in Securities and Use of Proceeds	19
Item 3.	Defaults upon Senior Securities	19
Item 5.	Other Information	20
Item 6.	Exhibits and Reports on Form 8-K	21-23
SIGNATURES		24

PART I. FINANCIAL INFORMATION
BALANCE SHEETS
GALAXY NUTRITIONAL FOODS, INC.

	DECEMBER 31,	MARCH 31,
	2001	2001

	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$82,409	$500
Trade receivables, net	7,055,332	8,053,561
Inventories, net	7,750,208	10,774,540
Other receivables	534,781	519,624
Deferred tax asset	532,000	532,000
Prepaid expenses	1,193,530	1,107,100

Total current assets	17,148,260	20,987,325
PROPERTY & EQUIPMENT, NET	25,101,221	25,303,094
DEFERRED TAX ASSET	1,028,000	1,028,000
OTHER ASSETS	706,922	764,707

TOTAL	$43,984,403	$48,083,126

	LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Book overdrafts	$—	$446,829
Line of credit	6,038,974	8,776,278
Accounts payable — trade	6,522,941	9,456,065
Accrued liabilities	653,565	143,782
Current portion of term notes payable	10,013,535	1,666,000
Current portion of subordinated notes payable	3,893,655	502,866
Current portion of obligations under capital leases	177,258	28,755

Total current liabilities	27,299,928	21,020,575

TERM NOTES PAYABLE, less current portion	—	9,614,499
SUBORDINATED NOTES PAYABLE	—	2,878,930
OBLIGATIONS UNDER CAPITAL LEASES, less current portion	530,810	29,825

Total liabilities	27,830,738	33,543,829

COMMITMENTS AND CONTINGENCIES	—	—
REDEEMABLE CONVERTIBLE PREFERRED STOCK	1,723,977	—

STOCKHOLDERS’ EQUITY:
Common stock	109,817	100,176
Additional paid-in capital	58,891,550	51,902,100
Accumulated deficit	(31,679,018)	(24,570,318)

	27,322,349	27,431,958
Less: Notes receivable arising from the exercise of stock options and sale of common stock	(12,772,200)	(12,772,200)
Less: Treasury stock, 26,843, at cost	(120,461)	(120,461)

Total stockholders’ equity	14,429,688	14,539,297

TOTAL	$43,984,403	$48,083,126

     See accompanying notes to condensed financial statements.

GALAXY NUTRITIONAL FOODS, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	DECEMBER 31,		DECEMBER 31,

	2001	2000	2001	2000

Net Sales	$10,400,300	$11,258,310	$33,596,411	$34,729,293
Cost of Goods Sold	7,358,506	7,461,741	25,528,140	22,402,602

Gross margin	3,041,794	3,796,569	8,068,271	12,326,691

Operating Expenses:
Selling	2,058,166	3,687,567	5,622,540	8,360,800
Delivery	595,162	596,164	1,807,783	1,876,215
Non-cash compensation related to options and warrants	(1,563,086)	—	2,058,057	—
General and administrative	922,540	891,756	3,390,101	2,299,827
Research and development	43,074	71,084	140,930	195,395

Total operating expenses	2,055,856	5,246,571	13,019,411	12,732,237

Income (Loss) from Operations	985,938	(1,450,002)	(4,951,140)	(405,546)

Other Income (Expense):
Interest expense	(876,472)	(283,981)	(2,201,982)	(897,620)
Other income (expense)	40,528	33,604	44,422	48,592

Total	(835,944)	(250,377)	(2,157,560)	(849,028)

Net Income (Loss) Before Income Tax Benefit	149,994	(1,700,379)	(7,108,700)	(1,254,574)
Income Tax Benefit	—	—	—	240,000

Income (Loss) Before Cumulative Effect Of Change in Accounting Policy	149,994	(1,700,379)	(7,108,700)	(1,014,574)
Cumulative Effect of Change in Accounting Policy	—	(786,429)	—	(786,429)

NET INCOME (LOSS)	149,994	(2,486,808)	(7,108,700)	(1,801,003)

Preferred Stock Dividends	331,647	—	1,533,538	—

Net Income (Loss) Available to Common Shareholders	$(181,653)	$(2,486,808)	$(8,642,238)	$1,801,003)

Basic and Diluted Net Earnings (Loss) Per Common Share Before Cumulative Effect Of Change in Accounting Policy	$(0.02)	$(0.18)	$(0.84)	$(0.11)
Cumulative Effect of Change in Accounting Policy	0.00	(0.09)	0.00	(0.09)

Basic and Diluted Net Earnings (Loss) Per Common Share	$(0.02)	$(0.27)	$(0.84)	$(0.20)

Weighted Average Shares Outstanding - Basic and Diluted	10,750,790	9,211,102	10,273,538	9,185,734

     See accompanying notes to condensed financial statements.

GALAXY NUTRITIONAL FOODS, INC.
STATEMENT OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Common Stock				Notes Receivable
			Additional	Accumulated	for Common	Treasury
	Shares	Par Value	Paid-In Capital	Deficit	Stock	Stock	Total

Balance at March 31, 2001	10,017,612	$100,176	$51,902,100	$(24,570,318)	$(12,772,200)	$(120,461)	$14,539,297
Exercise of options	4,143	41	19,480	—	—	—	19,521
Exercise of warrants	373,625	3,737	985,549	—	—	—	989,286
Issuance of common stock	582,648	5,826	2,994,774	—	—	—	3,000,600
Issuance of common stock under employee stock purchase plan	3,701	37	17,108	—	—	—	17,145
Fair value of consulting warrants	—	—	331,200	—	—	—	331,200
Non-cash compensation related to options under non-recourse note receivable	—	—	1,726,857	—	—	—	1,726,857
Dividends on preferred stock	—	—	(262,500)	—	—	—	(262,500)
Discount on preferred stock	—	—	2,020,734	—	—	—	2,020,734
Accretion of discount on preferred stock	—	—	(843,752)	—	—	—	(843,752)
Net loss	—	—	—	(7,108,700)	—	—	(7,108,700)

Balance at December 31, 2001	10,981,729	$109,817	$58,891,550	$(31,679,018)	$(12,772,200)	$(120,461)	$14,429,688

     See accompanying notes to condensed financial statements.

GALAXY NUTRITIONAL FOODS, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	NINE MONTHS ENDED
	DECEMBER 31,

	2001	2000

CASH FLOWS USED IN OPERATING ACTIVITIES:
Net Income (Loss)	$(7,108,700)	$(1,801,003)
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH USED IN OPERATING ACTIVITIES:
Depreciation expense	1,551,983	1,073,702
Amortization of debt discount	511,859	118,035
Cumulative effect of change in accounting policy	—	786,429
Provision for doubtful accounts	425,000	—
Consulting and director services paid in exchange for issuance of common stock and warrants	343,388	104,843
Deferred tax benefit	—	(240,000)
Non-cash compensation related to options under non-recourse note receivable	1,726,857	—
(Increase) decrease in:
Trade receivables	573,229	(139,472)
Other receivables	(15,157)	(158,602)
Inventories	3,024,332	(3,391,335)
Prepaid expenses and other	148,453	40,443
Increase (decrease) in:
Accounts payable	(2,933,124)	1,761,585
Accrued liabilities	247,283	(5,833)

NET CASH USED IN OPERATING ACTIVITIES:	(1,504,597)	(1,851,208)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of property and equipment	(565,110)	(9,303,168)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (payments) on line of credit	(2,737,304)	2,270,704
Decrease in book overdrafts	(446,829)	(811,309)
Net borrowings (payments) on notes payable	(1,266,964)	7,473,462
Principal payments on capital lease obligations	(135,512)	(24,805)
Proceeds from issuance of common stock	3,017,745	44,974
Proceeds from exercise of common stock options	19,521	—
Proceeds from exercise of common stock warrants, net of costs	800,000	2,321,928
Proceeds from issuance of preferred stock, net of costs	2,900,959	—
Purchase of treasury stock	—	(120,461)

NET CASH FROM FINANCING ACTIVITIES	2,151,616	11,154,493

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	81,909	117
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	500	383

CASH AND CASH EQUIVALENTS, END OF PERIOD	$82,409	$500

     See accompanying notes to condensed financial statements.

GALAXY NUTRITIONAL FOODS, INC.
NOTES TO FINANCIAL STATEMENTS

(1) Summary of Significant Accounting Policies

     The unaudited condensed consolidated financial statements have been prepared by the Company, under the rules and regulations of the Securities and Exchange Commission. The accompanying condensed consolidated financial statements contain all normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of such financial statements. Certain information and disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted under such rules and regulations although the Company believes that the disclosures are adequate to make the information presented not misleading. The year-end balance sheet data was derived from the audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes included on Form 10-K/A for the fiscal year ended March 31,2001. Interim results of operations for the nine-month period ended December 31, 2001 may not necessarily be indicative of the results to be expected for the full year.

Net Income (Loss) per Common Share

     Net income (loss) per common share is computed by dividing net income or loss by the weighted average shares outstanding. Diluted income (loss) per share is computed on the basis of weighted average shares outstanding plus potential common shares which would arise from the exercise of stock options, warrants and conversion of the Series A preferred stock.

     Options, warrants and conversion of the Series A preferred stock for 3,254,701 and 3,242,558 shares have not been included in the computation of diluted net earnings (loss) per common share for the three and nine months ended December 31, 2001, as their effect would be antidilutive. Options and warrants for 1,905,214 shares have not been included in the computation of diluted net earnings (loss) per common share for the three and nine months ended December 31, 2000, as their effect would be antidilutive.

Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenues and expense during the reporting period. Actual results could differ from those estimates.

New Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 “Business Combinations,” and SFAS No. 142 “Goodwill and Other Intangible Assets,” which change the accounting for business combinations and goodwill. SFAS No. 141 requires that the purchase method of accounting be used for business combinations initiated after June 30, 2001. Use of the pooling-of-interests method will be prohibited. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will therefore cease upon adoption of the Statement, which for the Company will be January 1, 2002. The Company is currently evaluating the impact of SFAS No. 141 and SFAS No. 142 on its financial statements.

     In August 2001, the FASB issued SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes both SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” and APB Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” it retains the fundamental provisions of those Statements. SFAS No. 144 becomes effective for fiscal years beginning after December 15, 2001. The Company is currently evaluating the impact of SFAS No. 144 on its financial statements.

Reclassifications

     Certain items in the financial statements of the prior period have been reclassified to conform to current period presentation.

Segment Information

     The Company does not identify separate operating segments for management reporting purposes. The results of operations are the basis on which management evaluates operations and makes business decisions.

(2) Inventories

     Inventories are summarized as follows:

	DECEMBER 31,	MARCH 31,
	2001	2001

	(Unaudited)
Raw materials	$3,297,974	$4,314,685
Finished goods	4,705,234	6,459,855
Inventory Reserve	(253,000)	—

Total	$7,750,208	$10,774,540

(3) Line of Credit and Notes Payable

     In November 1996, the Company obtained a line of credit with a maximum principal amount of $2 million from FINOVA Capital Corporation, the proceeds of which were used for working capital and expansion purposes. Over the years, the Company received several increases to the line to its current level of $13 million. Interest is payable monthly on the outstanding draws on the line of credit at a rate of prime plus two percent (6.75% at December 31, 2001). The interest will increase to prime plus four percent in February 2002. The line of credit expires on October 15, 2002 at which time the entire outstanding principal amount of the line of credit, and all accrued but unpaid interest thereon, is due and payable in full. As of December 31, 2001, the Company had an outstanding balance of $6,038,974 under this line of credit.

     On September 30, 1999, the Company secured a $4 million subordinated note payable from FINOVA Mezzanine to finance working capital and capital improvement needs of the Company. The subordinated note is payable interest only monthly with a principal payment in one lump sum upon maturity on October 15, 2002 and bears interest at an annual rate of 13.5%. Effective in February 2002, the interest rate will increase to 15.5%. In connection with the subordinated note, the Company issued a warrant to purchase up to 915,000 shares of common stock to the subordinated note holder at an exercise price of $3.41 per share which represented 80% of the fair value of the Company’s stock on the date the warrant was issued. The warrant was valued at $786,900 which was recorded as a debt discount and is being amortized to interest expense from the date of issuance of the note to the October 15, 2002 maturity date of the note.

     On December 26, 2000, the subordinated note holder exercised a portion of the warrant to purchase 815,000 shares of common stock at a price of $3.41 per share. In connection with this transaction, the Company agreed to reimburse the note holder for brokerage commission and other expenses incurred by the note holder for the sale of the 815,000 shares to the public, which were sold at a price of $3.25 per share. In addition, the Company agreed to guarantee the price ($4.41 per share) at which the shares would be sold to the public. The difference between the actual price received by the note holder ($3.25) and the guaranteed price ($4.41) was $945,400, which was recorded as a debt discount and is being amortized over the remaining term of the subordinated note. The consideration for the $815,000 difference between the exercise price of $3.41 and the guaranteed price of $4.41 on 815,000 shares was funded through the issuance of an additional subordinated term note bearing interest at an annual rate of 13.5% and was due in December 2001. This note was extended and is being paid down by $30,000 per business day through February 28, 2002. As of December 31, 2001, the Company had an outstanding balance of $3,893,655 which includes principal of $4,815,000 less $921,345 of debt discount remaining to be amortized.

     The line of credit and subordinated loans described above contain certain financial and operating covenants. For the fiscal quarter ended December 31, 2001, the Company was in violation of the minimum operational cash flow to contractual debt service ratio, the funded debt to EBITDA ratio, and the capital expenditure limitation. On February 13, 2002, the Company received a waiver from FINOVA Capital and FINOVA Mezzanine pursuant to which they waived the duty to comply with such financial covenants for the fiscal quarter ended December 31, 2001.

     In March 2000, the Company obtained a $10 million term loan from SouthTrust Bank, N.A. This note bears interest at prime rate (4.75% at December 31, 2001) and is due in monthly principal installments of $93,000 plus interest. The note matures in March 2005. The balance outstanding on this note as of December 31, 2001 was $8,963,535.

     In October 2000, the Company obtained a $1.5 million short-term bridge loan from SouthTrust Bank, N.A. This note bears interest at prime rate (4.75% at December 31, 2001) and is due in monthly principal installments of $50,000 plus interest. The note matures in October 2003. The balance outstanding on this note as of December 31, 2001 was $1,050,000.

The Company believes that it will again fail to meet certain financial and other covenants on the FINOVA line of credit and FINOVA subordinated loan for the fiscal quarters to end on March 31, 2002 and thereafter. In the event the Company cannot change the covenants or obtain waivers for these covenant failures, FINOVA Capital and FINOVA Mezzanine could exercise their respective rights under their loan documents to, among other things, declare a default under the loans, accelerate their indebtedness such that it would become immediately due and payable, and pursue foreclosure on the Company’s assets which are pledged as collateral for such loans.

In the event that FINOVA exercises their right to accelerate their indebtedness or pursue foreclosure, then SouthTrust has the ability to do the same based on a cross-default provision in their loan agreement. Since the Company does not have a waiver from FINOVA for possible future covenant violations, the entire balance of the SouthTrust notes as of December 31, 2001 of $10,013,535 was classified as current in accordance with EITF 86-30 and Financial Accounting Standard No. 78. The Company believes that this situation is highly unlikely and the FINOVA and SouthTrust debt will be paid in accordance with the short and long-term payment schedule detailed above.

(4) Supplemental Cash Flow Information

     For purposes of the statement of cash flows, all highly liquid investments with a maturity date of three months or less are considered to be cash equivalents.

For the nine months ended December 31,	2001	2000

	(unaudited)	(unaudited)
Noncash financing and investing activities:
Acquisition of assets through capital leases	$785,000	$—
Preferred dividends recorded for preferred shareholder waiver received in exchange for issuance of common stock	$359,400	$—
Accrued preferred stock dividends and related beneficial conversion feature	$330,600	$—
Discount related to preferred stock	$2,020,734	$—
Accretion of discount on preferred stock	$843,752	$—
Cash paid for:
Interest	$1,703,121	$1,491,326

(5) Income Taxes

     The Company has a deferred tax asset as of December 31, 2001 of $1,560,000. The deferred tax asset represents mainly tax operating loss carryforwards incurred in prior years, which are expected to be realized in the future. Based upon an assessment of all available evidence, management believes that realization of the deferred tax asset is more likely than not. In the event that realization of the remaining tax asset is considered more likely than not in the future, a portion of the related benefit will be allocated to the cumulative effect of a change in accounting policy recorded in the third quarter of fiscal 2001.

(6) Change in Accounting Policy

     The Company changed its accounting policy in the third quarter of fiscal 2001 with regards to slotting fees and certain advertising costs. The effect of this accounting change is to adopt this policy as of the beginning of fiscal 2001 (April 1, 2000). Previously, slotting fees and certain advertising costs were capitalized and amortized over the shorter of the expected period of benefit or one year. The Company changed this accounting policy to expense these costs as incurred. This change was made because there has been a change in the expected period of benefit related to these costs. During fiscal 2001, the Company’s slotting fees and advertising costs increased significantly in order for the Company to maintain current relationships with brokers and customers as opposed to generation and stimulation of future sales. As a result, the Company believes these expenses are more appropriately period expenses, rather than those that would benefit future periods, and should be expensed as incurred. The cumulative effect of this change in accounting policy recorded in the third quarter of fiscal 2001 was $786,429.

(7) Capital Stock

     On April 6, 2001, in accordance with an exemption from registration under Regulation D promulgated under the Securities Act of 1933, as amended, the Company received proceeds of approximately $3,082,000 less costs of $181,041 for the issuance of 72,646 shares of the Company’s Series A convertible preferred stock and warrants to purchase shares of the Company’s common stock. The shares are subject to certain designations, preferences and rights, including the right to convert each preferred share into ten shares of common stock, the right to a ten percent stock dividend after one year of issuance payable in shares of preferred stock, and an eight percent stock dividend for the subsequent three years thereafter payable in either cash or shares of preferred stock. The per share conversion price is the lower of (x) $5.10, (y) the market price on the original issue date or (z) 95% of the average of the two lowest closing bid prices on the principal market of the common stock out of the fifteen trading days prior to conversion. The liquidation preference of each preferred share is $48.18 plus accrued dividends ($51.79 at December 31, 2001).

     The warrants include initial warrants of 120,000 shares, redemption warrants of 120,000 shares, and 30% warrants. The initial warrants are exercisable for a period of five years at an exercise price equal to the lower of (a) $5.30 or (b) a price equal to 110% of the average of the closing bid price of the common stock for the 30 trading days ending on January 1, 2002. The redemption warrants are exercisable upon redemption for a period of five years at an exercise price equal to the lower of (a) 110% of the market price of the common stock at the redemption date or (b) 110% of the average closing bid price of the common stock for 30 trading days ending on the 270th day following the redemption date. The 30% warrants shall only become exercisable if at any time after February 15, 2002 that both (a) all of the preferred shares have not been redeemed in full and (b) the Registration Statement covering the resale of all of the registerable securities is not then effective. The number of shares underlying the 30% warrants is determined by dividing (x) 30% of the preferred shares originally purchased by the investor by (y) the average closing bid price of the Company’s common stock during the five day period ending on February 15, 2002.

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

     In connection with the issuance of the preferred stock and warrants, the Company has recorded accrued dividends of $262,500 for the 10% preferred stock dividend and $68,100 of dividends related to the beneficial conversion feature on the accrued dividends to be paid with preferred stock. The Company recorded a discount on preferred stock of $2,020,734 related to the beneficial conversion feature ($1,466,334), the fair value of the initial warrants ($277,200) and redemption warrants ($277,200) and the fair value of the mandatory redemption price. The excess of the redemption value of $5,015,199 over the initial carrying value of $515,187 was $4,500,012 and is being accreted and recorded as dividends over the redemption period (48 months) using the straight line method, which approximates the effective interest method. For the nine months ended December 31, 2001, the Company recorded $843,752 of dividends related to the accretion of preferred stock.

     On September 25, 2001, the Company issued an investor, in accordance with an exemption from registration under Regulation D promulgated under the Securities Act of 1933, as amended, (i) an aggregate of 522,648 shares of common stock, $0.01 par value, and (ii) warrants to purchase 140,000 shares of common stock, $0.01 par value, at an aggregate sales price of approximately $3,000,000. Registration of the shares was completed by October 25, 2001.

     In conjunction with the Series A Purchase Agreement, the Company agreed that it would not sell or enter into any agreement to sell any of its securities or incur any indebtedness outside the ordinary course of business for the time period beginning April 6, 2001 and continuing until three months after the date the investors’ shares are effectively registered (“Anti-Financing Right”). To induce the investors to waive their Anti-Financing Right to allow the Company to proceed with transactions contemplated by the September 25, 2001 common stock issuance, the Company issued 30,000 shares of common stock to each of the investors at a per share purchase price of par value ($.01). The difference between the total purchase price ($600) and the market price of the stock on the closing date of ($360,000) is considered preferred stock dividends. This dividend amount of $359,400 is included in the computation of earnings per common share.

(8) Subsequent Events

     Pursuant to certain Securities Purchase Agreements dated January 17, 2002, the Company sold 170,365 shares of its common stock for $4.744 (95% of an average market price) and issued warrants of 42,592 shares exercisable at $5.744 per share. The Company received proceeds of $808,212 related to the sale of these common shares. In addition, the Company received proceeds of $1,270,800 from the exercise of warrants.

GALAXY NUTRITIONAL FOODS, INC.

ITEM  2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this report.

     The following discussion contains certain forward-looking statements, within the meaning of the “safe-harbor” provisions of the Private Securities Reform Act of 1995, the attainment of which involves various risks and uncertainties. Forward-looking statements may be identified by the use of forward-looking terminology such as “may”, “will”, “expect”, “believe”, “estimate”, “anticipate”, “continue”, or similar terms, variations of these terms or the negative of those terms. Our actual results may differ materially from those described in these forward-looking statements due to among other factors, competition in our product markets, dependence on suppliers, our manufacturing experience, and production delays or inefficiencies.

     Galaxy Nutritional Foods, Inc. (the “Company”) is principally engaged in the development, manufacturing and marketing of a variety of healthy cheese and dairy related products, as well as other cheese alternatives. These healthy cheese and dairy related products include low or no fat, low or no cholesterol and lactose-free varieties. These products are sold throughout the United States and internationally to customers in the retail, food service and industrial markets. Our headquarters and manufacturing facilities are located in Orlando, Florida.

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

     Net Sales were $10,400,300 in the three months ended December 31, 2001, compared to net sales of $11,258,310 for the three months ended December 31, 2000, a decrease of 8%. Net sales were $33,596,411 for the nine months ended December 31, 2001 compared to $34,729,293 for the same period one year ago, a decrease of 3%.

     Due to the significant reduction in cash flows in fiscal 2002 as described above, we experienced an inability to purchase raw materials, which resulted in an inability to fill orders and created short shipments to customers. The short shipments to customers forced us to temporarily reduce product prices to maintain our shelf space in supermarkets. While demand for our products continues to increase rapidly, sales growth was maintained at lower levels until we obtained the cash required to meet these demands. We believe that we would have shown an increase in sales had we not experienced cash shortages, production delays, and shipping shortages.

     Cost of Goods Sold were $7,358,506 representing 71% of net sales for the quarter ended December 31, 2001, compared with $7,461,741 or 66% of net sales for the same period ended December 31, 2000. Cost of goods sold were $25,528,140 for the nine months ended December 31, 2001, representing 76% of net sales as compared to $22,402,602 or 65% of net sales for the nine months ended December 31, 2000.

     The increase was primarily the result of four key factors: (a) problems and delays associated with the construction of new production lines, (b) an increase in raw materials costs, (c) an inability to negotiate beneficial vendor terms, and (d) a change in production focus. First, the installation of our new production equipment was delayed significantly due to late shipments by manufacturers and problems with configuring the machines to meet the manufacturing needs of our unique line of products. These delays caused excess overhead costs and downtime during the first and second quarter of fiscal 2002. Second, due to a worldwide shortage of our primary raw ingredient, casein, resulting from the outbreak of “Mad Cow” and “foot and mouth” disease epidemics in Europe, the price of casein increased by approximately 26% in the nine months ended December 31, 2001 compared to the same period one year ago. Third, due to our cash shortage resulting from our use of cash to purchase and install new production equipment, and delays in implementing the new equipment, our purchasing department was unable to purchase our raw materials in sufficient quantities or to take advantage of beneficial terms for cash payment that has, in the past, created optimum pricing for our raw materials and supplies helped us reduce our costs. Finally, late in the second quarter of fiscal 2002, we changed our production focus by scaling back our product mix to 200 core items that made up nearly 98% of our sales. As a result of the change in focus, we have written off $347,000 and provided for a $253,000 reserve for potential obsolete and slow moving inventory. In response to the additional efficiencies that the new equipment is now providing, we substantially decreased the number of production personnel in January 2002. Therefore, we expect to see reduced production costs in the future.

     Selling expenses were $2,058,166 for the quarter ended December 31, 2001, compared with $3,687,567 for the same period ended December 31, 2000, a decrease of 44%. For the nine months ended December 31, 2001, selling expenses were $5,622,540 as compared to $8,360,800 for the same period one year ago, a decrease of 33%. The decrease in expenses is due to a reduction in advertising and promotional expenses during fiscal 2002. During the nine months ended December 31, 2000, we were involved in an extensive advertising campaign to promote our flagship Veggie product line. This campaign included print, television, and radio advertising and focuses on key markets throughout the country where distribution of our products is widespread. We also incurred increased slotting fees to expand our shelf space in retail stores during the nine months ended December 2000. The advertising fees decreased by nearly $1.7 million and slotting fees decreased by nearly $1.5 million during the nine months ended December 31, 2001 as compared to the nine months ended December 31, 2000.

     Delivery expenses were $595,162 for the quarter ended December 31, 2001, compared with $596,164 for the same period ended December 31, 2000. Delivery expenses were $1,807,783 for the nine months ended December 31, 2001 compared to $1,876,215 for the nine months ended December 31, 2000, a decrease of 4%. The decrease in delivery costs is a result of bringing the scheduling and coordinating of shipments in-house during the nine months ended December 31, 2001.

     Non-cash compensation related to stock options and warrants decreased $1,563,086 for the three months and increased $2,058,057 for the nine months ended December 31, 2001 as compared to the same periods one year ago. The change is the result of the adoption of Interpretation No. 44 (“FIN 44”). The Financial Accounting Standards Board issued FIN 44, which clarifies the application of APB Opinion 25 relating to the accounting consequences of various modifications to fixed stock options. FIN 44 covers specific events that occurred after December 15, 1998 and was effective as of July 2, 2000. FIN 44 clarified that when an option is repriced, it is treated as a variable option and is marked to market each quarter. The adoption of FIN 44 required us to change our accounting related to the note receivable from our president. The underlying options were required to be treated as variable due to the exchange of interest bearing recourse notes with a non-interest bearing non-recourse note. Accordingly, any differences between the exercise price of the options and the market price of our common stock is recorded as compensation expense at each reporting period. The market value of our stock declined from $6.00 at September 30, 2001 to $5.35 at December 31, 2001 and we recorded a $1,894,286 decrease in the compensation related to this decline in value. Additionally, in the third quarter ended December 31, 2001, we recorded a $331,200 expense related to the fair value of warrants issued for future consulting services.

     General and Administrative expenses were $922,540 for the quarter ended December 31, 2001, compared with $891,756 for the same period ended December 31, 2000, a 3% increase. General and administrative expenses increased 47% to $3,390,101 for the nine months ended December 31, 2001 compared to $2,299,827 for the same period one year ago. During the nine months ended December 31, 2001, we increased the reserve for doubtful accounts by $425,000. Management has begun an intense credit and collection effort on its significantly outstanding deductions by customers and hopes to recover some of this in the future. In addition, we saw an increase in legal and auditing fees by nearly $500,000 in relation to the multiple stock transactions and consulting services required during the 2002 fiscal year.

     Research and Development expenses were $43,074 for the quarter ended December 31, 2001, compared with $71,084 for the quarter ended December 31, 2000, a 39% decrease. These expenses were $140,930 for the nine months ended

December 31, 2001 as compared to $195,395 for the same period one year ago, a 28% decrease. This decrease in expenses is mainly the result of the completion of several new formulas in fiscal 2001.

     Interest expense increased to $876,472 for the quarter ended December 31, 2001 from $283,981 for the quarter ended December 31, 2000, a 209% increase. Interest expense was $2,201,982 for the nine months ended December 31, 2001 compared to $897,620 for the same period in fiscal 2001, an increase of 145%. One of the reasons for the increase is that approximately $360,000 and $665,000 of interest for the three and nine months ended December 31, 2000, respectively, were capitalized to construction in progress. No interest was capitalized during the nine months ended December 31, 2001. In addition, the increase is also attributable to additional borrowings and increased interest rates under our line of credit from FINOVA Capital Corporation, as well as an additional subordinated loan we obtained from FINOVA Mezzanine Capital, Inc. and a term loan that we obtained from SouthTrust N.A.

     On September 30, 1999, we obtained a $4,000,000 subordinated loan from FINOVA Mezzanine. In December 2000, we obtained an additional $815,000 subordinated loan from FINOVA Mezzanine in connection with a price guarantee we gave to FINOVA Mezzanine upon the exercise of their warrants to purchase the Company’s common stock and sale of the underlying common shares to the public. Both of the subordinated loans originally bore interest at a rate of 11.5%, but in July 2001 the notes were amended to increase the rate to 13.5%. This rate will increase to 15.5% in February 2002. The subordinated debt includes an original issue discount of $786,900 recorded in September 1999, and an additional $945,400 recorded in December 2000 in connection with the price guarantee, which is amortized as interest expense over the term of the debt. During the first nine months of fiscal 2002, $511,859 was amortized to interest expense for these debt discounts, as compared to $118,035 during the first nine months of fiscal 2001.

     In March 2000, we obtained a $10 million term loan from SouthTrust Bank, N.A. This loan bears interest at prime rate and is due in monthly principal installments of $93,000 plus interest. The balance outstanding on this note as of December 31, 2001 was $8,963,535. This loan was used to pay off a prior term note payable and to finance approximately $7.5 million in new equipment to expand our production capacity. Additionally, we obtained a $1.5 million loan from SouthTrust Bank, N.A. in October 2000. This loan bears interest at prime and is payable in monthly principal installments of $50,000 plus interest. The balance on this loan was $1.05 million as of December 31, 2001.

     Income tax expense for the nine months ended December 31, 2001 was zero compared to income tax benefit of $240,000 for the same period in the prior year at December 31, 2000. We have recorded a deferred tax asset of $1,560,000 derived mainly from tax net operating losses incurred in prior years, which are expected to be realized in the future. This represents approximately 18% of the tax net operating loss carry forward available at December 31, 2001.

Liquidity and Capital Resources

     Operating Activities — Net cash used in operating activities was $1,504,597 for the nine months ended December 31, 2001 compared to net cash used of $1,851,208 for the same period in 2000. The decrease in cash used for operations is primarily attributable to a decrease in inventory as a result of the cash shortages that we experienced during this period. Such decrease in cash used for operations was partially offset by a decrease in accounts payable which was paid down with proceeds from our preferred stock offering in April 2001.

     Investing Activities — Net cash used in investing activities totaled $565,110 for the nine months ended December 31, 2001 compared to net cash used of $9,303,168 for the same period in 2000. The decrease in cash used for investing activities during fiscal 2002 as compared to fiscal 2001 resulted from the majority of the new production equipment being purchased prior to March 31, 2001. There were still some remaining expenses related to this new production equipment in the beginning of fiscal 2002. Installation of the new production equipment was completed in September 2001. We expect the purchases and installation of this new production equipment to double our production capacity on key products.

     Financing Activities — Net cash flows provided by financing activities were $2,151,616 for the nine months ended December 31, 2001 compared to cash flows provided by financing activities of $11,154,493 for the same period in 2000. The large cash flows from financing activities during the nine months ended December 31, 2001 were primarily the result of the issuance of common stock and preferred stock. These proceeds were partially offset by payments under our line of credit from FINOVA Capital Corporation and our term loan from SouthTrust Bank, N.A. During the nine months ended December 31, 2000, the large cash inflows were the result of draws on the line of credit and the term loan. The increased draws in fiscal 2001 were used to finance the increase in inventories, as well as to purchase and install new state-of-the-art production equipment.

     In November 1996, we obtained a line of credit with a maximum principal amount of $2 million from FINOVA Capital Corporation, the proceeds of which were used for working capital and expansion purposes. Over the years, we received several increases to the line to its current level of $13 million. The amount that we can borrow under the line of credit is based on a formula of up to 85% of eligible accounts receivable plus 50% of eligible inventories not to exceed $6,000,000, as defined in the agreement. The line of credit is secured by all accounts receivable, inventory, machinery, equipment, trademarks and patents owned by us. Interest is payable monthly on the outstanding draws on the line of credit at a rate of prime plus two percent (6.75% at December 31, 2001). In February 2002, the rate will increase to prime plus four percent. The line of credit expires on October 15, 2002 at which time the entire outstanding principal amount of the line of credit, and all accrued but unpaid interest thereon, is due and payable in full.

     On September 30, 1999, we obtained a $4 million subordinated loan from FINOVA Mezzanine Capital, Inc. to finance additional working capital and capital improvement needs. We received loan proceeds in the amount of $3,620,000 after paying loan costs of $380,000. Amounts outstanding under the loan are secured by a subordinated lien on substantially all of our assets. A balloon payment of the entire principal amount of the loan, and all accrued but unpaid interest thereon, is due upon maturity in October 2002. The interest rate applicable to the loan was increased in July 2001 from 11.5% to 13.5%. In February 2002, the interest rate will increase to 15.5%. In consideration of the loan, we issued to FINOVA Mezzanine a warrant to purchase 915,000 shares of our common stock at an exercise price of $3.41 per share which represented 80% of the fair value of our stock on the date the warrant was issued. The warrant was valued at $786,900 which was recorded as a debt discount and is being amortized to interest expense from the date of issuance of the note to the maturity date of the note.

     On December 26, 2000, the FINOVA Mezzanine exercised a portion of the warrant to purchase 815,000 shares of common stock at a price of $3.41 per share. We received from the exercise of the warrant net proceeds of $2,452,329, after paying transaction costs of $326,822. In connection with this transaction, we agreed to reimburse FINOVA Mezzanine for brokerage commission and other expenses incurred by it, in connection with the sale of the 815,000 shares to the public, which were sold at a price of $3.25 per share. These costs and expenses were recorded as a reduction in the proceeds received from the exercise of the warrants. In addition, we agreed to guarantee the price ($4.41 per share) at which the shares would be sold to the public. The difference between the actual price received by FINOVA Mezzanine ($3.25) and the guaranteed price ($4.41) was $945,400, which was recorded as a debt discount and is being amortized over the remaining term of the subordinated note. The consideration for the difference between the exercise price of $3.41 and the guaranteed price of $4.41 was $815,000. FINOVA Mezzanine agreed to finance such amount under an additional subordinated term loan which was payable in full on December 29, 2001. However, we obtained an extension for a fee of $55,000 and are paying this note down by $30,000 per business day through February 28, 2002.

     The line of credit and subordinated loans described above contain certain financial and operating covenants. In July 2001, we notified FINOVA Capital and FINOVA Mezzanine that we had failed to comply with the minimum operational cash flow to contractual debt service ratio, the funded debt to EBITDA ratio and the capital expenditure limitation. At no time has FINOVA Capital or FINOVA Mezzanine delivered to us a notice of default of the line of credit or the subordinated loans as a result of such failures. FINOVA Capital agreed to amend such covenants and to waive those violations for the fiscal year ended March 31, 2001 and the fiscal quarter ended June 30, 2001 pursuant to that certain Amendment and Limited Waiver to Security Agreement dated July 13, 2001. In consideration for this waiver and amendment, we accepted an increase in the interest rate on the line of credit to prime plus 2% and agreed to pay a fee in the amount of $100,000. FINOVA Mezzanine also agreed to waive the violations of its covenants for the fiscal year ended March 31, 2001 and the fiscal quarter ended June 30, 2001, and to amend those covenants for future fiscal quarters pursuant to a letter agreement dated July 12, 2001 and amendments to the subordinated notes. In consideration of the waiver, we accepted an increase in the interest rate to from 11.5% to 13.5% per annum on the subordinated loans, and agreed to pay an amendment/waiver fee in the amount of $20,000, which was paid in January 2002.

     For the fiscal quarter ended September 30, 2001, we were again in violation of the minimum operational cash flow to contractual debt service ratio, the funded debt to EBITDA ratio, and the capital expenditure limitation. As of November 14, 2001, we entered into an Amendment and Limited Waiver to Security Agreement with FINOVA Capital pursuant to which FINOVA Capital waived our duty to comply with such financial covenants for the fiscal quarter ended September 30, 2001. Additionally, the Amendment and Limited Waiver to Security Agreement also provided for an acceleration of the maturity date of the line of credit from August 1, 2003 to October 15, 2002, and the payment of an amendment/waiver fee in the amount of $50,000. In connection with the aforementioned waivers and amendments, we also entered into an Intellectual Property Security Agreement whereby we granted FINOVA Capital a security interest in all of our intellectual property and other proprietary property. FINOVA Mezzanine also agreed to waive the violations to its covenants for the fiscal quarter ended September 30, 2001 pursuant to a letter agreement dated as of November 14, 2001 and certain amendments to the subordinated notes. In consideration of the waiver, we accepted an acceleration of the maturity date of the subordinated notes from August 1, 2003 to October 15, 2002, and agreed to pay an amendment/waiver fee in the amount of $10,000, which was paid in January 2002. The subordinated debt was classified as current beginning with the fiscal quarter ended September 30, 2001, since we believed we would again fail to meet these covenants for our fiscal quarter ended December 31, 2001.

     For the fiscal quarter ended December 31, 2001, we were again in violation of the minimum operational cash flow to contractual debt service ratio, the funded debt to EBITDA ratio, and the capital expenditure limitation. On February 13, 2002, we entered into an Amendment and Limited Waiver to Security Agreement with FINOVA Capital pursuant to which FINOVA Capital waived our duty to comply with such financial covenants for the fiscal quarter ended December 31, 2001. This Amendment and Limited Waiver to Security Agreement required an increase in the interest rate from prime plus two percent to prime plus four percent and a payment of an amendment/waiver fee in the amount of $50,000 payable over six weeks. Additionally, FINOVA Mezzanine also agreed to waive the violations to its covenants for the fiscal quarter ended December 31, 2001. In consideration of the waiver, FINOVA Mezzanine required an increase in the interest rate from 13.5% to 15.5% along with an amendment/waiver fee in the amount of $10,000 payable over six weeks.

     We believe that we will again fail to meet certain financial and other covenants of the line of credit and subordinated loans for the fiscal quarters to end on March 31, 2002 and thereafter. Therefore, we are already in discussions with FINOVA to amend the covenants for the remaining term of these loans. In the event we cannot change the covenants or obtain waivers for these covenant failures, FINOVA Capital and FINOVA Mezzanine could exercise their respective rights under their loan documents to, among other things, declare a default under the loans, accelerate their indebtedness such that it would become immediately due and payable, and pursue foreclosure of our assets which are pledged as collateral for such loans. We are also currently in discussions with other lenders to replace these loans at the end of their term in October 2002 or sooner, if necessary.

     In March 2000, we obtained a $10 million term loan from SouthTrust Bank, N.A. This note bears interest at prime rate and is due in monthly principal installments of $93,000 plus interest. The note matures in March 2005. The balance outstanding on this note as of December 31, 2001 was $8,963,535. This note was used to pay off a prior term loan and to finance approximately $7.5 million in new equipment purchases to expand our production capacity, including the new production equipment purchased and installed throughout fiscal 2001 and the beginning of fiscal 2002. This term loan is secured by certain machinery and equipment, including our new production equipment.

     In October 2000, our president guaranteed a $1.5 million short-term bridge loan that we obtained from SouthTrust Bank, N.A. by pledging some of his shares of our common stock to secure the loan. Interest on this note is at the prime rate (4.75% at December 31, 2001). The loan is being paid down by monthly principal payments of $50,000 plus interest. The note matures in October 2003. In consideration of his guarantee and related pledge, we granted our president stock options to acquire 343,125 shares of our common stock at an exercise price of $3.88 per share. Such options shall expire on December 15, 2010.

In the event that FINOVA exercises their right to accelerate their indebtedness or pursue foreclosure, then SouthTrust has the ability to do the same based on a cross-default provision in their loan agreement. Since we do not have a waiver from FINOVA for possible future covenant violations, the entire balance of the SouthTrust notes as of December 31, 2001 of $10,013,535 was classified as current in accordance with EITF 86-30 and Financial Accounting Standard No. 78. However, we believe that this situation is highly unlikely and the FINOVA and SouthTrust debt will be paid in accordance with the short and long-term payment schedule detailed above.

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

     The warrants include an initial issuance to the investors of warrants to purchase an aggregate of 120,000 shares of common stock. The initial warrants are exercisable for a period of five years from April 6, 2001, at a per share exercise price equal to the lesser of (a) $5.30 or (b) a price equal to 110% of the average of the closing bid price of the common stock for the thirty trading days ending on January 1, 2002. The warrants also include the issuance to the investors of warrants to purchase an aggregate of 120,000 shares of common stock, which are exercisable simultaneous with and as a condition to any redemption of the shares. Finally, the warrants include the issuance to the investors of warrants to purchase shares of common stock in an amount determined by dividing (x) 30% of the shares originally purchased by the investors by (y) the average closing bid price of the common stock during the five day period ending on February 15, 2002 (the “30% warrants”). The 30% warrants are exercisable for a period of five years from February 15, 2002 at per share exercise price equal to 110% of the average closing bid price of the common stock during the five day period ending on February 15, 2002. We have filed a registration statement with the Securities and Exchange Commission to register the shares underlying the warrants and the preferred stock. Such registration statement became effective on October 17, 2001.

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

     Management believes that proceeds received in connection with the preferred stock issuance in April 2001, the common stock issuance in September 2001 together with cash flow from current operations will allow us to meet our current liquidity needs based on current operation levels. However, substantial additional financing is necessary to meet the demands of expected future higher sales volumes and to refinance the FINOVA Capital and FINOVA Mezzanine loans that are coming due in October 2002.

Recent Accounting Pronouncements

     In July 2001, the FASB issued SFAS No. 141, “Business Combinations” which addresses the financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, “Business Combinations,” and SFAS No. 38, “Accounting for Preacquisition Contingencies of Purchased Enterprises.” SFAS No. 141 requires that all business combinations be accounted for by a single method, the purchase method, modifies the criteria for recognizing intangible assets, and expands disclosure requirements. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001. We do not expect that the adoption of SFAS No. 141 will have a material effect on our results of operations or statements of financial position.

     In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets” which addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, “Intangible Assets.” SFAS No. 142 addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in financial statements upon their acquisition and after they have been initially recognized in the financial statements. SFAS No. 142 requires that goodwill and intangible assets that have indefinite useful lives not be amortized but rather tested at least annually for impairment, and intangible assets that have finite useful lives be amortized over their useful lives. SFAS No. 142 provides specific guidance for testing goodwill and intangible assets that will not be amortized for impairment. In addition, SFAS No. 142 expands the disclosure requirements about goodwill and other intangible assets in the years subsequent to their acquisition. SFAS No. 142 is effective for our fiscal year 2003. Impairment losses for goodwill and indefinite-life intangible assets that arise due to the initial application of SFAS No. 142 are to be reported as resulting from a change in accounting principle. However, goodwill and intangible assets acquired after June 30, 2001 will be subject immediately to provisions of SFAS 142. We do not expect that the adoption of SFAS No. 142 will have a material effect on our results of operations or statements of financial position.

     In August 2001, the FASB issued SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes both SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” and APB Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” it retains the fundamental provisions of those Statements. SFAS No. 144 becomes effective for fiscal years beginning after December 15, 2001. We are currently evaluating the impact of SFAS No. 144 on our financial statements.

ITEM  3.    Quantitative and Qualitative Disclosures About Market Risk

     The interest on the Company’s debt is floating and based on the prevailing market interest rates. For market based debt, interest rate changes generally do not affect the market value of the debt but do impact future interest expense and hence earnings and cash flows, assuming other factors remain unchanged. A theoretical 1% change in market rates in effect on December 31, 2001 with respect to the Company’s anticipated debt as of such date would increase interest expense and hence reduce the net income of the Company by approximately $40,000 for the quarter.

     The Company’s sales for the nine months ended December 31, 2001 and 2000 denominated in a currency other than U.S. dollars were less than 1% of total sales and no net assets were maintained in a functional currency other than U.S. dollars at December 31, 2001. The effects of changes in foreign currency exchange rates has not historically been significant to the Company’s operations or net assets.

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

     In July 2001, we notified FINOVA Capital and FINOVA Mezzanine that we had failed to comply with the minimum operational cash flow to contractual debt service ratio, the funded debt to EBITDA ratio and the capital expenditure limitation. At no time has FINOVA Capital or FINOVA Mezzanine delivered to us a notice of default of the line of credit or the subordinated loans as a result of such failures. FINOVA Capital agreed to amend such covenants and to waive those violations for the fiscal year ended March 31, 2001 and the fiscal quarter ended June 30, 2001 pursuant to that certain Amendment and Limited Waiver to Security Agreement dated July 13, 2001. In consideration for this waiver and amendment, we accepted an increase in the interest rate on the line of credit to prime plus 2% and agreed to pay a fee in the amount of $100,000. FINOVA Mezzanine also agreed to waive the violations of its covenants for the fiscal year ended March 31, 2001 and the fiscal quarter ended June 30, 2001, and to amend those covenants for future fiscal quarters pursuant to a letter agreement dated July 12, 2001 and amendments to the subordinated notes. In consideration of the waiver, we accepted an increase in the interest rate to from 11.5% to 13.5% per annum on the subordinated loans, and agreed to pay an amendment/waiver fee in the amount of $20,000, which was paid in January 2002.

     For the fiscal quarter ended September 30, 2001, we were again in violation of the minimum operational cash flow to contractual debt service ratio, the funded debt to EBITDA ratio, and the capital expenditure limitation. As of November 14, 2001, we entered into an Amendment and Limited Waiver to Security Agreement with FINOVA Capital pursuant to which FINOVA Capital waived our duty to comply with such financial covenants for the fiscal quarter ended September 30, 2001. Additionally, the Amendment and Limited Waiver to Security Agreement also provided for an acceleration of the maturity date of the line of credit from August 1, 2003 to October 15, 2002, and the payment of an amendment/waiver fee in the amount of $50,000. In connection with the aforementioned waivers and amendments, we also entered into an Intellectual Property Security Agreement whereby we granted FINOVA Capital a security interest in all of our intellectual property and other proprietary property. FINOVA Mezzanine also agreed to waive the violations to its covenants for the fiscal quarter ended September 30, 2001 pursuant to a letter agreement dated as of November 14, 2001 and certain amendments to the subordinated notes. In consideration of the waiver, we accepted an acceleration of the maturity date of the subordinated notes from August 1, 2003 to October 15, 2002, and agreed to pay an amendment/waiver fee in the amount of $10,000, which was paid in January 2002. The subordinated debt was classified as current beginning with the fiscal quarter ended September 30, 2001, since we believed we would again fail to meet these covenants for our fiscal quarter ended December 31, 2001.

     For the fiscal quarter ended December 31, 2001, we were again in violation of the minimum operational cash flow to contractual debt service ratio, the funded debt to EBITDA ratio, and the capital expenditure limitation. On February 13, 2002, we entered into an Amendment and Limited Waiver to Security Agreement with FINOVA Capital pursuant to which FINOVA Capital waived our duty to comply with such financial covenants for the fiscal quarter ended December 31, 2001.

     This Amendment and Limited Waiver to Security Agreement required an increase in the interest rate from prime plus two percent to prime plus four percent and a payment of an amendment/waiver fee in the amount of $50,000 payable over six weeks. Additionally, FINOVA Mezzanine also agreed to waive the violations to its covenants for the fiscal quarter ended December 31, 2001. In consideration of the waiver, FINOVA Mezzanine required an increase in the interest rate from 13.5% to 15.5% along with an amendment/waiver fee in the amount of $10,000 payable over six weeks.

     We believe that we will again fail to meet certain financial and other covenants of the line of credit and subordinated loans for the fiscal quarters to end on March 31, 2002 and thereafter. Therefore, we are already in discussions with FINOVA to amend the covenants for the remaining term of these loans. In the event we cannot change the covenants or obtain waivers for these covenant failures, FINOVA Capital, FINOVA Mezzanine and SouthTrust Bank N.A. could exercise their respective rights under their loan documents to, among other things, declare a default under the loans, accelerate their indebtedness such that it would become immediately due and payable, and pursue foreclosure of our assets which are pledged as collateral for such loans. We are also currently in discussions with other lenders to replace these loans at the end of their term in October 2002 or sooner, if necessary.

ITEM  5.    Other Information

     On October 5, 2001, we issued warrants to acquire 60,000 shares of common stock to each of BH Capital Investments, L.P. and Excalibur Limited Partnership in consideration of consulting services to be provided to us by them for one year. The warrants are exercisable for five years at a price of $5.86 per share. We also agreed to register the shares underlying the warrants by filing a registration statement with the Securities and Exchange Commission on or about February 18, 2002.

ITEM  6.    Exhibits and Reports on Form 8-K

     The following exhibits are filed as part of this Form 10-Q.

Exhibit No	Exhibit Description

*3.1	Certificate of Incorporation of the Company, as amended (Filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-18, No. 33-15893-NY, incorporated herein by reference.)
*3.2	Amendment to Certificate of Incorporation of the Company, filed on February 24, 1992 (Filed as Exhibit 4(b) to the Company’s Registration Statement on Form S-8, No. 33-46167, incorporated herein by reference.)
*3.3	By-laws of the Company, as amended (Filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-18, No. 33-15893-NY, incorporated herein by reference.)
*3.4	Amendment to Certificate of Incorporation of the Company, filed on January 19, 1994 (Filed as Exhibit 3.4 to the Company’s Registration Statement on Form SB-2, No. 33-80418, and incorporated herein by reference.)
*3.5	Amendment to Certificate of Incorporation of the Company, filed on July 11, 1995 (Filed as Exhibit 3.5 on Form 10-KSB for fiscal year ended March 31, 1996, and incorporated herein by reference.)
*3.6	Amendment to Certificate of Incorporation of the Company, filed on January 31, 1996 (Filed as Exhibit 3.6 on Form 10-KSB for fiscal year ended March 31, 1996, and incorporated herein by reference.)
*3.7	Amendment to Certificate of Incorporation of the Company, filed on November 16, 2000, effective November 17, 2000 (Filed as Exhibit 3.1 to Registration Statement on Form S-3 filed November 28, 2000, and incorporated herein by reference.)
*3.8	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock filed on April 5, 2001 (Filed as Exhibit 3.8 on Form 10-K/A for fiscal year ended March 31, 2001, and incorporated herein by reference.)
*4.1	Series A Preferred Stock and Warrants Purchase Agreement, by and among BH Capital Investments, L.P., Excalibur Limited Partnership and the Company, dated April 6, 2001 (Filed as Exhibit 4.1 on Form 10-K/A for fiscal year ended March 31, 2001, and incorporated herein by reference.)
*4.2	Amendment and Waiver Agreement, by and among BH Capital Investments, L.P., Excalibur Limited Partnership and the Company, dated September 24, 2001 (Filed as Exhibit 4.5 to Registration Statement on Form S-3 filed October 3, 2001, and incorporated herein by reference.)
*4.3	Securities Purchase Agreement, by and between Hare & Co. f/b/o John Hancock Small Cap Value Fund and the Company, dated September 24, 2001 (Filed as Exhibit 4.6 to Registration Statement on Form S-3 filed October 3, 2001, and incorporated herein by reference.)
*4.4	Stock Purchase Warrant issued to Hare & Co. f/b/o John Hancock Small Cap Value Fund and the Company, dated September 25, 2001 (Filed as Exhibit 4.7 to Registration Statement on Form S-3 filed October 3, 2001, and incorporated herein by reference.)
*4.5	Registration Rights Agreement, by and between Hare & Co. f/b/o John Hancock Small Cap Value Fund and the Company, dated September 24, 2001 (Filed as Exhibit 4.8 to Registration Statement on Form S-3 filed October 3, 2001, and incorporated herein by reference.)
*10.1	Second Amendment to the Security Agreement with Finova Financial Services dated June 1998 (Filed as Exhibit 10.1 on Form 10-K for fiscal year ended March 31, 1999, and incorporated herein by reference.)
*10.2	Third Amendment to the Security Agreement with Finova Financial Services dated December 1998 (Filed as Exhibit 10.2 on Form 10-K for fiscal year ended March 31, 1999, and incorporated herein by reference.)

Exhibit No	Exhibit Description

*10.3	Term Loan Agreement with SouthTrust Bank dated March 2000 (Filed as Exhibit 10.3 on Form 10-K/A for fiscal year ended March 31, 2000, and incorporated herein by reference.)
*10.4	Cabot Industrial Properties L.P. Lease dated July 1999 (Filed as Exhibit 10.4 on Form 10-K/A for fiscal year ended March 31, 2000, and incorporated herein by reference.)
*10.5	Preferability letter from BDO Seidman, L.L.P. (Filed as Exhibit 10.3 on Form 10-Q for quarter ended December 31, 2000, and incorporated herein by reference.)
*10.6	Third Amendment to Lease Agreement, dated as of August 14, 2001, by and between Anco Company and the Company (Filed as Exhibit 10.6 on Form 10-K/A for fiscal year ended March 31, 2001, and incorporated herein by reference.)
*10.7	Amendment and Limited Waiver to Security Agreement, dated as of July 13, 2001, by and between the Company and FINOVA Capital Corporation (Filed as Exhibit 10.7 on Form 10-Q/A for the quarter ended September 30, 2001, and incorporated herein by reference.)
*10.8	Waiver Letter from FINOVA Mezzanine Capital, Inc. to the Company dated as of July 12, 2001 (Filed as Exhibit 10.8 on Form 10-Q/A for the quarter ended September 30, 2001, and incorporated herein by reference.)
*10.9	Amended and Restated Secured Promissory Note in the principal amount of $815,000, dated as of July 13, 2001, by the Company in favor of FINOVA Mezzanine Capital, Inc. (Filed as Exhibit 10.9 on Form 10-Q/A for the quarter ended September 30, 2001, and incorporated herein by reference.)
*10.10	Second Amended and Restated Secured Promissory Note in the principal amount of $4,000,000, dated as of July 13, 2001, by the Company in favor of FINOVA Mezzanine Capital, Inc. (Filed as Exhibit 10.10 on Form 10-Q/A for the quarter ended September 30, 2001, and incorporated herein by reference.)
*10.11	Amendment and Limited Waiver to Security Agreement, dated as of November 14, 2001, by and between the Company and FINOVA Capital Corporation (Filed as Exhibit 10.11 on Form 10-Q/A for the quarter ended September 30, 2001, and incorporated herein by reference.)
*10.12	Intellectual Property Security Agreement, dated as of November 14, 2001, by and between the Company and FINOVA Capital Corporation (Filed as Exhibit 10.12 on Form 10-Q/A for the quarter ended September 30, 2001, and incorporated herein by reference.)
*10.13	Waiver Letter from FINOVA Mezzanine Capital, Inc. to the Company dated as of November 14, 2001 (Filed as Exhibit 10.13 on Form 10-Q/A for the quarter ended September 30, 2001, and incorporated herein by reference.)
*10.14	Allonge to Second Amended and Restated Secured Promissory Note, dated as of November 14, 2001, by the Company in favor of FINOVA Mezzanine Capital, Inc. (Filed as Exhibit 10.14 on Form 10-Q/A for the quarter ended September 30, 2001, and incorporated herein by reference.)
10.15	Amendment and Limited Waiver to Security Agreement, dated as of February 13, 2002, by and between the Company and FINOVA Capital Corporation (Filed hereon.)
10.16	Waiver Letter from FINOVA Mezzanine Capital, Inc. to the Company dated as of February 13, 2002 (Filed hereon.)
10.17	Allonge to Second Amended and Restated Secured Promissory Note dated as of February 13, 2002, by the Company in favor of FINOVA Mezzanine Capital, Inc. (Filed hereon.)

*	Previously filed

Reports on Form 8-K

     There were no reports on Form 8-K filed by the Company during this period.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GALAXY NUTRITIONAL FOODS, INC.

Date: February 20, 2002	/s/Angelo S. Morini Angelo S. Morini Chairman, Chief Executive Officer and President (Principal Executive Officer)

Date: February 20, 2002	/s/ LeAnn Hitchcock LeAnn Hitchcock Chief Financial Officer (Principal Accounting Officer)