Form 10-Q/A
period 2001-09-30
GALAXY NUTRITIONAL FOODS CO
filed 2002-02-21
CIK 819527

FORM 10-Q/A

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

GALAXY NUTRITIONAL FOODS, INC.

INDEX TO FORM 10-Q/A
FOR QUARTER ENDED SEPTEMBER 30, 2001

PAGE NO.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Balance Sheets	3
Statements of Operations	4
Statement of Stockholders’ Equity	5
Statements of Cash Flows	6
Notes to Financial Statements	7-11
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	12-17
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	18
PART II. OTHER INFORMATION
ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS	19
ITEM 3. DEFAULTS UPON SENIOR SECURITIES	19
ITEM 5. OTHER INFORMATION	20
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K	21-22
SIGNATURES	23

PART I. FINANCIAL INFORMATION
BALANCE SHEETS
GALAXY NUTRITIONAL FOODS, INC.

	SEPTEMBER 30,	MARCH 31,
	2001	2001

	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,747,921	$500
Trade receivables, net	8,251,088	8,053,561
Inventories, net	6,776,423	10,774,540
Other receivables	526,630	519,624
Deferred tax asset	532,000	532,000
Prepaid expenses	1,072,740	1,107,100

Total current assets	19,906,802	20,987,325
PROPERTY & EQUIPMENT, NET	25,413,920	25,303,094
DEFERRED TAX ASSET	1,028,000	1,028,000
OTHER ASSETS	740,705	764,707

TOTAL	$47,089,427	$48,083,126

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Book overdrafts	$648,703	$446,829
Line of credit	6,966,894	8,776,278
Accounts payable — trade	7,492,727	9,456,065
Accrued liabilities	533,834	143,782
Current portion of term note payable	10,442,535	1,666,000
Current portion of subordinated notes payable	3,586,540	502,866
Current portion of obligations under capital leases	181,630	28,755

Total current liabilities	29,852,863	21,020,575
TERM NOTE PAYABLE, less current portion	—	9,614,499
SUBORDINATED NOTES PAYABLE	—	2,878,930
OBLIGATIONS UNDER CAPITAL LEASES, less current portion	571,593	29,825

Total liabilities	30,424,456	33,543,829

COMMITMENTS AND CONTINGENCIES	—	—
REDEEMABLE CONVERTIBLE PREFERRED STOCK	1,502,423	—
STOCKHOLDERS’ EQUITY:
Common stock	106,080	100,176
Additional paid-in capital	59,778,141	51,902,100
Accumulated deficit	(31,829,012)	(24,570,318)

	28,055,209	27,431,958
Less: Notes receivable arising from the exercise of stock options and sale of common stock	(12,772,200)	(12,772,200)
Less: Treasury stock, 26,843, at cost	(120,461)	(120,461)

Total stockholders’ equity	15,162,548	14,539,297

TOTAL	$47,089,427	$48,083,126

See accompanying notes to condensed financial statements.

GALAXY NUTRITIONAL FOODS, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,

	2001	2000	2001	2000

NET SALES	$11,381,321	$12,214,562	$23,196,111	$23,470,983
COST OF GOODS SOLD	9,547,698	7,732,948	18,169,634	14,940,861

Gross margin	1,833,623	4,481,614	5,026,477	8,530,122

OPERATING EXPENSES:
Selling	1,925,768	2,044,596	3,564,374	3,957,484
Delivery	570,362	628,676	1,212,621	1,280,051
Non-cash compensation related to options	2,047,577	—	3,621,143	—
General and administrative	1,603,941	733,273	2,467,561	1,408,071
Research and development	44,540	67,401	97,856	124,311

Total operating expenses	6,192,188	3,473,946	10,963,555	6,769,917

INCOME (LOSS) FROM OPERATIONS	(4,358,565)	1,007,668	(5,937,078)	1,760,205

OTHER INCOME (EXPENSE):
Interest expense	(652,986)	(311,186)	(1,325,510)	(613,639)
Other income (expense)	(5,372)	15,748	3,894	14,988

Total	(658,358)	(295,438)	(1,321,616)	(598,651)

NET INCOME (LOSS) BEFORE INCOME TAX BENEFIT	(5,016,923)	712,230	(7,258,694)	1,161,554
INCOME TAX BENEFIT	—	—	—	240,000

NET INCOME (LOSS)	(5,016,923)	712,230	(7,258,694)	1,401,554
PREFERRED STOCK DIVIDENDS	876,877	—	1,201,891	—

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$(5,893,800)	$712,230	$(8,460,585)	$1,401,554

BASIC NET EARNINGS (LOSS) PER COMMON SHARE	$(0.59)	$0.08	$(0.84)	$0.15

DILUTED NET EARNINGS (LOSS) PER COMMON SHARE	$(0.59)	$0.07	$(0.84)	$0.15

See accompanying notes to condensed financial statements.

GALAXY NUTRITIONAL FOODS, INC.
STATEMENT OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

					Notes
	Common Stock				Receivable
			Additional	Accumulated	for Common	Treasury
	Shares	Par Value	Paid-In Capital	Deficit	Stock	Stock	Total

Balance at March 31, 2001	10,017,612	$100,176	$51,902,100	$(24,570,318)	$(12,772,200)	$(120,461)	$14,539,297
Exercise of Options	4,143	41	19,480	—	—	—	19,521
Issuance of common stock	582,648	5,826	2,994,774	—	—	—	3,000,600
Issuance of common stock under employee stock purchase plan	3,701	37	17,108	—	—	—	17,145
Non-cash compensation related to options under non-recourse note receivable	—	—	3,621,143	—	—	—	3,621,143
Dividends on preferred stock	—	—	(175,000)	—	—	—	(175,000)
Discount on preferred stock	—	—	2,020,734	—	—	—	2,020,734
Accretion of discount on preferred stock	—	—	(622,198)	—	—	—	(622,198)
Net loss	—	—	—	(7,258,694)	—	—	(7,258,694)

Balance at September 30, 2001	10,608,104	$106,080	$59,778,141	$(31,829,012)	$(12,772,200)	$(120,461)	$15,162,548

See accompanying notes to condensed financial statements.

GALAXY NUTRITIONAL FOODS, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	SIX MONTHS ENDED
	SEPTEMBER 30,

	2001	2000

CASH FLOWS USED IN OPERATING ACTIVITIES:
Net Income (Loss)	$(7,258,694)	$1,401,554
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH USED IN OPERATING ACTIVITIES:
Depreciation expense	1,045,613	695,425
Amortization of debt discount	204,744	78,690
Provision for doubtful accounts	475,000	—
Provision for inventory reserve	600,000	—
Consulting and director services paid in exchange for issuance of common stock and warrants	8,125	78,507
Deferred tax benefit	—	(240,000)
Non-cash compensation related to options under non-recourse note receivable	3,621,143	—
(Increase) decrease in:
Trade receivables	(672,527)	(649,331)
Other receivables	(7,006)	(162,399)
Inventories	3,398,117	(2,961,242)
Prepaid expenses and other	85,237	(1,346,244)
Increase (decrease) in:
Accounts payable	(2,342,338)	566,745
Accrued liabilities	—
	215,052	(53,635)

NET CASH USED IN OPERATING ACTIVITIES:	(627,534)	(2,591,930)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of property and equipment	(371,439)	(6,439,812)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings(payments) on line of credit	(1,809,384)	3,339,544
Increase in book overdrafts	201,874	375,675
Net borrowings (payments) on term note payable	(458,964)	5,393,692
Principal payments on capital lease obligations	(90,357)	(23,387)
Proceeds from issuance of common stock	3,017,745	44,975
Proceeds from exercise of common stock options	19,521	—
Proceeds from issuance of preferred stock	2,936,983	—
Financing costs from issuance of preferred stock	(36,024)	—
Purchase of treasury stock	—	(99,024)
Financing costs for long-term debt	(35,000)	—

NET CASH FROM FINANCING ACTIVITIES	3,746,394	9,031,475

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,747,421	(267)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	500	383

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,747,921	$116

See accompanying notes to condensed financial statements.

GALAXY NUTRITIONAL FOODS, INC.
NOTES TO FINANCIAL STATEMENTS

(1)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The unaudited condensed consolidated financial statements have been prepared by the Company, under the rules and regulations of the Securities and Exchange Commission. The accompanying condensed consolidated financial statements contain all normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of such financial statements. Certain information and disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted under such rules and regulations although the Company believes that the disclosures are adequate to make the information presented not misleading. The year-end balance sheet data was derived from the audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes included on Form 10-K/A for the fiscal year ended March 31, 2001. Interim results of operations for the six-month period ended September 30, 2001 may not necessarily be indicative of the results to be expected for the full year.

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

(2)	INVENTORIES Inventories are summarized as follows:

	SEPTEMBER 30,	MARCH 31,
	2001	2001

	(Unaudited)
Raw materials	$3,157,754	$4,314,685
Finished goods	4,218,669	6,459,855
Inventory Reserve	(600,000)	—

Total	$6,776,423	$10,774,540

(3)	LINE OF CREDIT AND NOTES PAYABLE
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

The Company believes that it will again fail to meet certain financial and other covenants on the FINOVA line of credit and FINOVA subordinated loan for the fiscal quarters to end on December 31, 2001 and thereafter. In the event the Company cannot change the covenants or obtain waivers for these covenant failures, FINOVA Capital and FINOVA Mezzanine could exercise their respective rights under their loan documents to, among other things, declare a default under the loans, accelerate their indebtedness such that it would become immediately due and payable, and pursue foreclosure on the Company’s assets which are pledged as collateral for such loans.

In the event that FINOVA exercises their right to accelerate their indebtedness or pursue foreclosure, then SouthTrust has the ability to do the same based on a cross-default provision in their loan agreement. Since the Company does not have a waiver from FINOVA for possible future covenant violations, the entire balance of the SouthTrust notes as of September 30, 2001 of $10,442,535 was classified as current in accordance with EITF 86-30 and Financial Accounting Standard No. 78. The Company believes that this situation is highly unlikely and the FINOVA and SouthTrust debt will be paid in accordance with the short and long-term payment schedule detailed above.

(4)	EARNINGS PER SHARE

The following table reflects the calculation of basic and diluted net earnings (loss) per common share:

	Three months ended		Six months ended
	September 30,		September 30,

	2001	2000	2001	2000

Numerator:
Net income (loss)	$(5,893,800)	$712,230	$(8,460,585)	$1,401,554

Denominator:
Weighted average shares outstanding — basic	10,048,447	9,170,104	10,033,874	9,179,052
Potential shares exercisable under stock option plans	—	1,417,785	—	1,417,785
Potential shares exercisable under warrant agreements	—	922,143	—	915,000
Less: Shares assumed repurchased under treasury stock method	—	(1,716,506)	—	(1,864,535)

Weighted average shares outstanding — diluted	10,048,447	9,793,526	10,033,874	9,647,302

Basic net earnings (loss) per common share	$(0.59)	$0.08	$(0.84)	$0.15

Diluted net earnings (loss) per common share	$(0.59)	$0.07	$(0.84)	$0.15

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

For the six months ended September 30,	2001	2000

	(unaudited)	(unaudited)
Noncash financing and investing activities:
Preferred dividends recorded for preferred shareholder waiver received in exchange for issuance of common stock	$359,400	$—
Preferred stock dividends and related beneficial conversion feature	$220,400	$—
Discount related to preferred stock	$2,020,734	$—
Accretion of discount on preferred stock	$622,198	$—
Cash paid for:
Interest	$1,203,820	$535,039

(6)	INCOME TAXES

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

On April 6, 2001, in accordance with an exemption from registration under Regulation D promulgated under the Securities Act of 1933, as amended, the Company received proceeds of approximately $3,082,000 less costs of $181,041 for the issuance of 72,646 shares of the Company’s Series A convertible preferred stock and warrants to purchase shares of the Company’s common stock. The shares are subject to certain designations, preferences and rights, including the right to convert each preferred share into ten shares of common stock, the right to a ten percent stock dividend after one year of issuance payable in shares of preferred stock, and an eight percent stock dividend for the subsequent three years thereafter payable in either cash or shares of preferred stock. The per share conversion price is the lower of (x) $5.10, (y) the market price on the original issue date or (z) 95% of the average of the two lowest closing bid prices on the principal market of the common stock out of the fifteen trading days prior to conversion. The liquidation preference of each preferred share is $48.18 plus accrued dividends ($50.58 at September 30, 2001)

The warrants include initial warrants of 120,000 shares, redemption warrants of 120,000 shares, and 30% warrants. The initial warrants are exercisable for a period of five years at an exercise price equal to the lower of (a) $5.30 or (b) a price equal to 110% of the average of the closing bid price of the common stock for the 30 trading days ending on January 1, 2002. The redemption warrants are exercisable upon redemption for a period of five years at an exercise price equal to the lower of (a) 110% of the market price of the common stock at the redemption date or (b) 110% of the average closing bid price of the common stock for 30 trading days ending on the 270th day following the redemption date. The 30% warrants shall only become exercisable if at any time after February 15, 2002 that both (a) all of the preferred shares have not been redeemed in full and (b) the Registration Statement covering the resale of all of the registerable securities is not then effective. The number of shares underlying the 30% warrants is determined by dividing (x) 30% of the preferred shares originally purchased by the investor by (y) the average closing bid price of the Company’s common stock during the five day period ending on February 15, 2002.

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

Liquidity and Capital Resources

Operating Activities — Net cash used in operating activities was $627,534 for the six months ended September 30, 2001 compared to net cash used of $2,591,930 for the same period in 2000. The decrease in cash used for operations is primarily attributable to a decrease in inventory as a result of the cash shortages that we experienced during this period. Such decrease in cash used for operations was partially offset by a decrease in accounts payable which was paid down with proceeds from our preferred stock offering in April 2001. In addition, we reported a net loss of $7,258,694 for the six months ended September 30, 2001 as compared to net income of $1,401,554 for the same period in the prior year. The net loss was the result of delays in the installation of new production lines of equipment during the latter part of fiscal 2001 and the first six months of fiscal 2002.

Investing Activities — Net cash used in investing activities totaled $371,439 for the six months ended September 30, 2001 compared to net cash used of $6,439,812 for the same period in 2000. The decrease in cash used for investing activities during fiscal 2002 as compared to fiscal 2001 resulted from the majority of the new production equipment being purchased prior to March 31, 2001. There were still some remaining expenses related to this new production equipment in the beginning of fiscal 2002. Installation of the new production equipment was completed in September 2001. We expect the purchases and installation of this new production equipment to double our production capacity on key products.

Financing Activities — Net cash flows provided by financing activities were $3,746,394 for the six months ended September 30, 2001 compared to cash flows provided by financing activities of $9,031,475 for the same period in 2000. The large cash flows from financing activities during the six months ended September 30, 2001 were primarily the result of the issuance of common stock and preferred stock. These proceeds were partially offset by payments under our line of credit from FINOVA Capital Corporation and our term loan from SouthTrust Bank, N.A. During the six months ended September 30, 2000, the large cash inflows were the result of draws on the line of credit and the term loan. The increased draws in fiscal 2001 were used to finance the increase in inventories, as well as to purchase and install new state-of-the-art production equipment.

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

We are already in discussions with FINOVA to obtain a waiver for these defaults for the December 2001 quarter and to amend the covenants for the remaining term of these loans. We believe that the likelihood of obtaining these waivers is highly probable. However, in the event we cannot obtain waivers for these covenant failures, FINOVA Capital and FINOVA Mezzanine could exercise their respective rights under their loan documents to, among other things, declare a default under the loans, accelerate their indebtedness such that it would become immediately due and payable, and pursue foreclosure of our assets which are pledged as collateral for such loans. We are also currently in discussions with other lenders to replace these loans at the end of their term in October 2002 or sooner, if necessary.

In the event that FINOVA exercises their right to accelerate their indebtedness or pursue foreclosure, then SouthTrust has the ability to do the same based on a cross-default provision in their loan agreement. Since we do not have a waiver from FINOVA for possible future covenant violations, the entire balance of the SouthTrust notes as of September 30, 2001 of $10,442,535 was classified as current in accordance with EITF 86-30 and Financial Accounting Standard No. 78. However, we believe that this situation is highly unlikely and the FINOVA and SouthTrust debt will be paid in accordance with the short and long-term payment schedule detailed above.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The interest on the Company’s debt is floating and based on the prevailing market interest rates. For market based debt, interest rate changes generally do not affect the market value of the debt but do impact future interest expense and hence earnings and cash flows, assuming other factors remain unchanged. A theoretical 1% change in market rates in effect on September 30, 2001 with respect to the Company’s anticipated debt as of such date would increase interest expense and hence reduce the net income of the Company by approximately $43,000 for the quarter.

The Company’s sales for the six months ended September 30, 2001 and 2000 denominated in a currency other than U.S. dollars were less than 1% of total sales and no net assets were maintained in a functional currency other than U.S. dollars at September 30, 2001. The effects of changes in foreign currency exchange rates has not historically been significant to the Company’s operations or net assets.

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

GALAXY NUTRITIONAL FOODS, INC.

Date: February 12, 2002	/s/Angelo S. Morini Angelo S. Morini Chairman, Chief Executive Officer and President (Principal Executive Officer)

Date: February 12, 2002	/s/ LeAnn Hitchcock LeAnn Hitchcock Chief Financial Officer (Principal Accounting Officer)