Form 10-K
period 2002-03-31
GALAXY NUTRITIONAL FOODS CO
filed 2002-07-02
CIK 819527

================================================================================

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                 ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 2002

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

                     COMMON STOCK, PAR VALUE $.01 PER SHARE
                                (Title of Class)

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  Yes  X     No
           ---       ---

Check if a disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

State registrant's revenues for its most recent fiscal year. $43,581,016

The aggregate market value of the voting stock held by non-affiliates as of June 27, 2002 was $31,844,573 based on the closing sales price of $4.80 per share on such date.

The number of shares outstanding of Galaxy Nutritional Foods, Inc.'s Common Stock as of June 27, 2002 was 11,541,043.

                    DOCUMENTS INCORPORATED BY REFERENCE: None

Transitional Small Business Disclosure Format.  Yes        No  X
                                                    ---       ---

                                     PART I

FORWARD LOOKING STATEMENTS

This Form 10-K contains forward-looking statements. These statements relate to future events or our future financial performance. These forward-looking statements are based on our current expectations, estimates and projections about our industry, management's beliefs and certain assumptions made by us. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates" and variations of these words or similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results could differ materially from those expressed or forecasted in any forward-looking statements as a result of a variety of factors, including those set forth in "Risk Factors" and elsewhere in, or incorporated by reference into, this Form 10-K. We undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

ITEM 1. DESCRIPTION OF BUSINESS.

GENERAL

Galaxy Nutritional Foods, Inc. (the "Company") is principally engaged in developing, manufacturing and marketing a variety of healthy cheese and dairy related products, as well as other cheese alternatives, and is a leading producer of soy-based alternative dairy products. The Company was founded by Angelo Morini in 1972. In 1980, the Company's original name of Fiesta Foods & Galaxy Foods was changed to Galaxy Cheese Company with headquarters in New Castle, Pennsylvania. The Company was subsequently reincorporated in Delaware in 1987. In June 1992, the Company changed its name to Galaxy Foods Company. In November 2000, the Company again changed its name to Galaxy Nutritional Foods, Inc. to more clearly define itself in the healthy nutritional foods market, one of the fastest growing sectors in the food industry.

In June 1991, the Company relocated to Orlando, Florida and began production and shipment of its products directly from its Orlando plant to customers in each of the Company's two principal markets--retail stores, such as supermarket chains and health food stores; and food service operations, such as restaurant chains, cafeterias, hospitals and schools.

The Company's sales effort is primarily directed to retailers, to take advantage of what it perceives to be an increased consumer emphasis on nutrition, by offering a diverse line of low and no fat, no saturated fat, low and no cholesterol and no lactose cheese and dairy-related products. These include individually wrapped cheese slices, shredded cheeses, grated toppings, milk, yogurt, smoothies, chunk cheeses, deli cheeses, and soft cheeses like sour cream, cream cheese and cheese sauces.

The Company also manufactures and markets non-branded and private label process and blended cheese products, as well as branded soy-based, rice-based and non-dairy cheese products. Most of these products are made using the Company's formulas and processes, which are believed to be proprietary, and the Company's state-of-the-art manufacturing equipment.

The Company's strategy for the future is to continue its primary marketing efforts in the retail market to capitalize on the continuing interest among consumers in eating more nutritious natural foods, which will help reduce their cholesterol levels and saturated fat intake. The Company believes that one of the leading contributors of cholesterol and saturated fat in the American diet is cheese. By providing good tasting cheese alternatives in diverse forms and flavors, the Company believes it will be able to attract an increasing number of worldwide consumers interested in improving their health and changing to more nutritious eating habits.

DEVELOPMENT OF BUSINESS

In the past seven years, the Company has developed several new product lines for the retail and foodservice markets. In retail, the Company developed a unique marketing strategy for its complete product line of plant-based dairy alternatives, called Veggie(R) brand dairy alternatives. While most companies sell dairy products through supermarket dairy cases, the Company adopted a marketing strategy whereby its Veggie(R) plant-based dairy alternatives are sold mostly in produce cases of supermarkets nationwide. In produce, they are sold next to other nutritious natural products, which allows the target market to locate the products much more easily instead of being sold in the dairy cases of supermarkets where there are many full-fat cheese choices.

In health food stores, the Company significantly expanded its existing product lines and introduced several new line extensions over the past few years. These product line extensions also are plant-based dairy alternatives and are made from either soy, almond, oat or rice. Its vegan (non-dairy) product line is the most extensive in the world. With the addition of natural food sections to most supermarkets, the Company also markets its products sold to the health food industry to the mass market.

In the past few years, the Company began offering these plant-based dairy alternatives to the foodservice market. Prior to doing this, the Company primarily sold only conventional-type products to foodservice. Because of the introduction of plant-based dairy alternatives to the foodservice industry, the Company decided to consolidate its foodservice and retail businesses under one sales director, to streamline the sales function and develop synergies between both markets as well as the Company's brokers.

In order to expand product lines and introduce new ones, the Company purchased several new manufacturing machines since introducing Veggie(R) brand dairy alternatives in 1996. The plant is capable of producing approximately 129 million pounds of cheese slices, approximately 69 million pounds of shredded cheese and approximately 70 million pounds of soft cheeses and smoothie products on an annual basis.

The Company also expanded its warehousing facilities to accommodate the increase in plant productivity and to operate more efficiently. This facility consists of 85,000 square feet of which approximately 50,000 square feet is refrigerated space including freezers. The new facility gives the Company's shipping department the ability to efficiently handle the shipping of over six million pounds of product per week. The warehouse has eighteen loading docks and an eight thousand square foot refrigerated staging area.

PRODUCTS AND SERVICES

The Company's healthy cheese and dairy related products, sold under the Company's Veggie Milk(TM), Veggie Slices(TM), formagg(R), Soyco(R), Soymage(R), Wholesome Valley(R), Lite Bakery(R), and Veggie Lite Bakery(R) brand names, are low or no fat, low or no cholesterol, no saturated fat, and lactose (milk sugar) free, vitamin and mineral enriched, and contain one-third fewer calories and more calcium than conventional cheese. These healthy cheese and dairy related products have the flavor, appearance and texture of conventional cheeses and products that use conventional cheeses, and are nutritionally equal or superior to such cheeses and products. Some of the Company's cheese alternatives, which are marketed for their lower price points and not for their nutritious components are not nutritionally equivalent or superior to conventional cheeses.

VEGGIE(R) NATURES ALTERNATIVE - Complete line of healthy dairy alternatives - The Company's flagship brand has a complete line of nutritious dairy alternative products made with soy. All Veggie(R) products are low in fat, contain less calories, and are saturated fat, cholesterol and lactose free. The Veggie(R) product line includes Veggie(R) Slices, Veggie(R) Chunks, Veggie(R) Shreds, Veggie(R) Cream Cheese, Veggie(R) Sour Cream, Veggie(R) Butter, Veggie(R) Honey Butter, Veggie(R) Grated Toppings, Veggie(R) Milk, Veggie(R) Milk Bars, Veggie(R) Ice Cream, Veggie(R) Yogurt, Veggie(R) String Cheese, Veggie(R) Deli Products and Veggie(R) Ultra Smoothie.

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

SOY FREE - SOY FREE DAIRY ALTERNATIVES MADE WITH RICE, OAT AND ALMOND -- The Company has developed three dairy free alternatives made with organic brown rice, almonds and oats. All three lines are low fat, cholesterol free, lactose free, soy free and are fortified with essential vitamins and minerals. These products are formulated for people with soy allergy or just looking for alternatives for conventional dairy products. The Rice, Oat and Almond product lines include cheese chunks and individual slices available in flavors and the Rice product line also includes cream cheese, sour cream, butter and yogurt.

VEGGY(R) - SOY NUTRITIOUS - SOY DAIRY ALTERNATIVES - These Veggy(R) products offer the taste of cheese, are available in many forms, and are made from soy. They are low fat or fat free, and are lactose, cholesterol and saturated fat free. The Veggy(R) product line comes in several flavors and is available in individual slices and chunks. These products are distributed to natural foods stores and produced specifically to meet the discriminating taste and nutritional demands of the specialized nutritional foods market.

WHOLESOME VALLEY ORGANIC(R) - Products made from organic milk - These products are processed cheese foods made from organic milk, and contain up to 50% less fat than regular processed cheese food, contain no artificial ingredients, no rBST hormone or antibiotics and are an excellent source of calcium and protein. The farmland, cows and feed are free from pesticides, antibiotics, growth hormones and chemicals. Galaxy is one of only two producers of organic milk and individually wrapped slices in the United States.

PROCESSED CHEESE PRODUCTS - Galaxy Sandwich Slices and Toppings - These products are low in cholesterol and serve as an alternative to conventional dairy cheeses. They are not nutritionally equivalent or superior to conventional cheeses and may have more cholesterol than the Company's substitute cheeses.
These products include a variety of sandwich slices and shredded cheeses, shredded taco and pizza toppings and a cheddar cheese sauce. They are marketed as a lower cost alternative to conventional dairy cheeses.

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

VEGGIE CAFE - The Company's Veggie Cafe concept requires a few feet of space and takes the form of kiosks, counters or carts. This concept was designed for colleges, universities food courts, student unions and high school cafeterias. The Veggie Cafe serves a full line of healthy offerings such as pizzas, wraps, salads, baked goods, desserts and beverages created from the Company's plant protein based products and ingredients.

VEGGIE(R) CULINARY SCHOOL - The Company's Veggie(R) Culinary School provides an educational culinary resource for chefs, dietitians, nutritionists, restaurateurs and the general public to incorporate innovative nutraceutical food products into their entrees. Classes are designed to increase understanding of the relationship between food and disease, benefits of incorporating functional foods into a diet and nutritional basics. The school is recognized and accredited by the American Dietetic Association, the American Culinary Institute and Valencia Community College.

The Company's only branded product line, which accounts for more than 10% of sales for fiscal 2002, is the Veggie(R) line of products. Sales of this product line for fiscal 2002 were approximately $27 million and 62% of net sales.

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

MARKETS

The Company's products are sold primarily to two commercial markets: retail (conventional grocery stores, mass merchandisers, natural foods and club stores) and food service (restaurants, cafeterias, hospitals and schools).

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

The following chart sets forth the percentage of sales that the retail and food service markets represented for the fiscal years ended March 31, 2002, 2001 and 2000:

                               PERCENTAGE OF SALES
                          FISCAL YEARS ENDED MARCH 31,

CATEGORY                                                 2002     2001     2000
--------------------------------------------------------------------------------

Retail sales                                              88%      91%      92%
Food service sales                                        12%       9%       8%

DISTRIBUTION CHANNELS AND METHODS

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

CAPITAL EXPENDITURES

During the fiscal years ended March 31, 2002, 2001 and 2000, the Company's capital expenditures, including capitalized leases, were approximately $1,704,632, $10,887,000 and $4,405,000, respectively. This included capitalized interest of $826,725 and $490,442 during fiscal 2001 and 2000, respectively. The substantial capital expenditures for fiscal 2001 were the result of the Company's acquisition of manufacturing equipment and installation of several new production lines at its Orlando, Florida manufacturing facility. These new lines included two new slice lines, a new chunk cheese line, a cup line, a string cheese line and a shred line. During fiscal 2000, the large capital expenditure was primarily due to the installation of several large pieces of production equipment. This equipment includes packaging equipment, modifications to the Company's cheese loaf machinery, and industrial blenders for powdered products.

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

PRODUCT DEVELOPMENT

The Company conducts ongoing research to develop new varieties of cheese, dessert products and dairy related products, in addition to developing new flavors and customized formulations for existing products. For the fiscal years ended March 31, 2002, 2001 and 2000, expenditures for product development were $261,972, $265,949 and $226,436, respectively. None of the research and development costs are directly borne by the customer, instead they are considered part of operating expenses.

The Company is currently authorized to manufacture, distribute and sell the Veggie(R) Ultra Smoothie made with Tropicana juice. This product is currently being tested regionally. The Company anticipates wide-scale rollouts in the 3rd quarter of fiscal 2003.

SUPPLIERS

The Company purchases the ingredients used in its manufacturing operations, i.e., casein, vegetable proteins and oils, enzymes and other ingredients, from several sources, and it believes that all of these ingredients are readily available from numerous suppliers. Due to more cost effective conditions in other countries, suppliers from such countries are often able to supply casein at prices lower than domestic suppliers. Additionally, the casein comes from cows which graze on organic farmland with no pesticides and which are not given potentially harmful antibiotics and growth hormones. Accordingly, the Company currently purchases its major ingredient, casein, from foreign suppliers. Because casein purchased by the Company is imported, its availability is subject to a variety of factors, including federal import regulations. During the later part of fiscal 2001, casein prices significantly increased as a result of "Mad Cow" and "foot and mouth" disease epidemics in Europe. The Company's increased costs for casein in the third and fourth quarters of fiscal year 2001 and throughout fiscal year 2002 had an adverse impact on the Company's results of operations for such fiscal years. The cost of casein has now returned to more normal levels.

For the fiscal years ended March 31, 2002, 2001 and 2000, the Company purchased $8,975,345, $9,126,965 and $8,105,407, respectively, of casein, the principal raw material used to manufacture the Company's products. The following table sets forth the name of each supplier along with the percentage they supplied of this ingredient which either alone, or together with their affiliates, provided 5% or more of such item to the Company, based on dollar volume purchased.

                                                                Percent of Casein Purchases
                                                                Fiscal Year Ended March 31,
Type of Raw Material              Name of Supplier              2002       2001       2000
-------------------------------------------------------------------------------------------

Casein                  Lactalis f/n/a Besnier-Scerma U.S.A.     36%        12%        34%
                        Glanbia f/n/a Avonmore Food Products     18%        30%        35%
                        Irish Dairy Board                        20%        21%        10%
                        Eurial Poitouraine/Euro Proteins         10%        12%        --
                        JLS Foods International                   7%         6%        --
                        Kerry Ingredients                        --         10%         9%
                        Rely France International                --          3%         6%
                        New Zealand Milk Products                --         --          6%

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

MARK                                       COUNTRY           RENEWAL DATE
--------------------------------------------------------------------------------
Formagg(R)                                 France            June 6, 2004
                                           Japan             August 31, 2004
                                           United States     April 3, 2004
                                           Ireland           April 25, 2005
                                           United Kingdom    April 25, 2005
                                           Israel            December 16, 2007
                                           Greece            October 3, 2004
G(R)and Design                             United States     February 1, 2010
Galaxy Nutritional Foods(R)                United States     April 9, 2012
Labella's(R)& Design                       United States     October 9, 2004
Lite Bakery(R)                             United States     October 7, 2007
The Lite Bakery(R)& Design                 United States     October 21, 2007
Lite "n" Less(R)& Design                   United States     April 18, 2010
Pizza and Dessert that Doesn't Hurt(R)     United States     September 15, 2008
Soy Singles(R)                             United States     June 24, 2007
Soyco(R)                                   United States     January 12, 2003
Soyco(R)& Design                           United States     August 17, 2003
Soymage(R)                                 United States     January 5, 2003
Veggie Nature's Alternative to Milk(TM)    United States     (1)
Veggy Singles(R)                           United States     June 3, 2007
Wholesome Valley(R)                        United States     February 1, 2010

(1) Registration pending; however, the Company has received a Notice of Allowance for this trademark.

Although the Company believes that its formulas and processes are proprietary, the Company has not sought and does not intend to seek patent protection for such technology. In not seeking patent protection, the Company is instead relying on the complexity of its technology, on trade secrecy laws, and on employee confidentiality agreements. The Company believes that its technology has been independently developed and does not infringe on the patents or trade secrets of others. However, please see Item 3. "Legal Proceedings" of this Form 10-K regarding a suit alleging various acts of patent infringements by the Company.

INVENTORY SUPPLY

Although not previously required due to the nature of the business, during fiscal 2000, the Company began maintaining a supply of finished goods to meet the strict time deadlines of selling product direct to retail supermarkets. However, in fiscal 2002, the Company reduced the number of items it manufactures on a regular basis from 400 to 200. As a result of this change in production policy and the desire to create more inventory turns during the year, the Company has reduced its inventory levels from $10,774,540 at March 31, 2001 to $5,748,652 at March 31, 2002.

CUSTOMERS

The Company sells to customers throughout the United States and in 31 other countries. International sales are less than 5% of total sales.

For the fiscal years ended March 31, 2002, 2001 and 2000, the Company had net sales of $43,581,016, $45,421,863 and $42,115,672, respectively. The following table sets forth the name of each customer of the Company, which either alone, or together with its affiliates, accounted for 5% or more of the Company's sales for the fiscal years ended March 31, 2002, 2001, and 2000:

                               PERCENTAGE OF SALES
                           FISCAL YEAR ENDED MARCH 31,

CUSTOMER NAME                                            2002     2001     2000
--------------------------------------------------------------------------------

DPI Food Products                                        7.6%       *        *
United Natural Foods                                     5.2%       *        *

     *Less than 5% of sales for the stated fiscal year.

The majority of the Company's customers are required to make payment on goods within 30 days of invoicing. The Company's credit department makes calls on payments that are 10 to 15 days past due and then puts accounts on credit hold if they have not made arrangement for payments that are 30 to 45 days past due.

The Company provides a guarantee of sale to many of its retail customers in conventional grocery stores and mass merchandising industry. If the product is not sold during its shelf life, the Company will allow a credit for the unsold merchandise. Since the shelf life of the Company's products range from 6 months to one year, the Company historically averages less than 2% in credits for unsold product. The Company's allowance for doubtful accounts takes these potential future credits into consideration.

COMPETITION

The food industry is highly competitive, and the Company faces substantial competition in the manufacturing, marketing and sale of its products. In the retail cheese market, the Company competes with conventional cheeses, including "Lite" and "low fat" products produced by manufacturers of conventional cheeses. "Lite" cheese generally has lower fat content than regular cheese but still contains cholesterol and lactose, unlike the Company's Veggie(R) and Soyco(R) brand product lines, which are soy nutritious, contain no cholesterol and are lactose free. In the industrial and food service markets, the Company's substitute and imitation cheese products compete with other substitute and imitation cheese products, as well as with conventional cheeses.

The Company believes that its primary competition in its niche market is small companies such as Tree of Life, White Wave, Tofutti Brands, Inc. ("Tofutti"), Yves, a subsidiary of Hain Celestial Group, and Melissa's. Tree of Life is a
wholly owned subsidiary of Koninklijke Wessanen, NV, a multinational manufacturer of dairy, natural and specialty foods and cereals. Like the Company's products, Tree of Life's Soya Kaas chunk, slices and cream cheeses are sold in mainstream supermarkets. White Wave is a private company that primarily markets soy milk and Tofutti (AMEX:TOF) is a public company that offers a wide range of soy based products including alternative cheese slices, sour creams, cream cheese and frozen pizza made with alternative cheeses.

The Company also competes with larger national and regional manufacturers of conventional and imitation cheeses, such as Kraft (which produces products under the Kraft Free(R) label), Borden's, and ConAgra (which produces products under the Healthy Choice(R) label). Each of these competitors is well established and has substantially greater marketing, financial and human resources than the Company. However, management believes its products are nutritionally superior to the healthy cheese items offered by larger cheese manufacturers.

The Company believes that is has the most complete line of alternative dairy products in the industry and that its competitors' current products do not have all of the healthy characteristics that the Company's branded products possess such as soy-based ingredients, low and no fat, low or no cholesterol, no saturated fat, no lactose and no artificial colorings or flavorings. The Company further believes that the most important competitive factors in its markets are taste, nutritional value, product appearance, and breadth and depth of product line.

The Company also believes its vertically integrated operations provide it with a cost advantage over its smaller competitors because it has the ability to maintain quality and efficiency at every level, from purchasing to manufacturing to shipping to merchandising. Furthermore, the Company believes the breadth and depth of its product line has made it difficult for its smaller competitors to have a significant impact on the Company's market share in the alternative cheese category. For calendar 2001 (Jan-Dec), Galaxy's branded products held a 90.6% share of the alternative cheese sale market in mainstream supermarkets according to Information Resources, Inc. Per SPINS, the Company holds a 54.8% share of the packaged organic cheese alternative market in natural products supermarkets.

GOVERNMENT REGULATION

As a manufacturer of food products for human consumption, the Company is subject to extensive regulation by federal, state and local governmental authorities regarding the quality, purity, manufacturing, distribution and labeling of food products.

The Company's United States product labels are subject to regulation by the United States Food and Drug Administration ("FDA"). Such regulation includes standards for product descriptions, nutritional claims, label format, minimum type sizes, content and location of nutritional information panels, nutritional comparisons, and ingredient content panels. The Company's labels, ingredients, and manufacturing techniques and facilities are subject to inspection by the FDA. In May 1994, the United States enacted a new labeling law, which dramatically impacted the food industry as a whole. The regulations require specific details of ingredients and their components along with nutritional information on labels. The Company believes this enhances marketability and results in increased sales of the Company's products because the new labels make it easier for consumers to recognize the nutritional benefits of the Company's products compared to other products.

The Company's facility and manufacturing processes are subject to inspection by the Florida Department of Health. The Company received its Annual Food Permit from that bureau for 2002.

The Company believes that it is in material compliance with all applicable governmental regulations regarding its current products and has obtained the necessary government permits, licenses, qualifications, and approvals which are required for its operations.

ENVIRONMENTAL REGULATION

The Company is required to comply with environmental regulations in connection with the development of its products and the operation of its business. It spent approximately $12,000, $19,000 and $16,000 during the fiscal years ended March 31, 2002, 2001 and 2000 respectively, in environmental-related compliance, mainly in the disposal of corrugated packaging.

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

EMPLOYEES

As of June 27, 2002, the Company had a total of 165 full-time employees and 5 temporary employees. All personnel are employed directly by the Company. The Company is an Affirmative Action Employer providing Equal Employment Opportunity to all applicants. The Company considers its relations with employees to be satisfactory. No employee is a member of a trade union.

ITEM 2. DESCRIPTION OF PROPERTY.

The Company occupies two facilities close in proximity approximating 140,000 square feet of industrial property in Orlando, Florida. The Company's corporate headquarters occupies approximately 55,000 square feet and is comprised of approximately 8,500 square feet in office space, approximately 31,500 square feet of dock-height, air-conditioned manufacturing space and coolers of approximately 15,000 square feet, which are situated on 2.4 acres of a 5.2 acre site in an industrial park. The Company entered into a lease agreement for the corporate headquarters with Anco Company, a Florida general partnership, on November 13, 1991. The lease was renewed for a 5-year period in November 1996 and again in November 2001. The lease expires in November 2006, unless renewed pursuant to terms mutually agreeable to the Company and the landlord. The
Company has a right of first refusal to purchase or lease the remaining 2.8 acres upon 20 days notice to the landlord in the event that the landlord elects to sell or lease such remaining land. The lease is a "triple net" lease, which means that the Company is responsible for all taxes, insurance, maintenance and repair of the facilities, in addition to rental payments. The monthly base rent through the stated expiration of the lease is $28,173.

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

The Company's second facility includes additional office space, shipping and receiving, warehouse and cooler space totaling approximately 85,000 square feet. The Company entered into a lease agreement with Cabot Industrial Properties, a Florida limited partnership, on July 28, 1999 for this second facility. The term of the lease is for five years and provides for escalating rental payments ranging from $23,212 to $25,943 per month through the end of the lease period. The lease is a "triple net lease", which means the Company is responsible for all taxes, insurance, maintenance, and repair of the facility, in addition to rental payments.

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

ITEM 3. LEGAL PROCEEDINGS.

On May 17, 2002, Schreiber Foods, Inc. of Green Bay Wisconsin filed a lawsuit against the Company in the federal district court for the Eastern District of Wisconsin, being Case No. 02-C-0498, alleging various acts of patent infringement. The Complaint alleges that the Company's machines for wrapping of individual cheese slices, manufactured by Kustner Industries, S.A. of Switzerland, known as models KE and KD, and the Company's machines for producing individually wrapped slices manufactured by Hart Design Mfg., Inc. of Green Bay, Wisconsin, infringe unspecified claims of U.S. Patents Nos. 5,440,860, 5,701,724 and

6,085,680. Additionally, the Complaint refers to U.S. Patent No. 5,112,632, but it does not explicitly allege infringement of that patent. Because the case is in the earliest stages, there has not yet been an opportunity to determine whether Schreiber Foods intends to pursue allegations of infringement of the 5,112,632 Patent against the Company. Schreiber Foods is seeking a preliminary and permanent injunction prohibiting the Company from further infringing acts and is also seeking damages in the nature of either lost profits or reasonable royalties.

The '860 and '724 Patents--and the Kustner machines for producing individually wrapped slices--were the subject of a lawsuit commenced by Schreiber in 1997 against Beatrice Foods and others in the Eastern District of Wisconsin, being Case No. 97-CV-11. Schreiber alleges that the machines that were at issue in that case are similar to the Kustner machines in use by the Company. In the 1997 lawsuit, the matter was tried to a jury, which found the Kustner machines to infringe and awarded Schreiber $26 million in a verdict of August 25, 1998. On March 30, 2000, however, the judge reversed that verdict, entered a finding of no infringement on the part of Beatrice, and dismissed the case. Schreiber appealed that order to the Court of Appeals for the Federal Circuit, which entered its judgment on appeal on February 27, 2002. The appeals court reversed the action of the trial court, found that substantial evidence supported the jury's finding of infringement, and ordered the jury verdict reinstated. Kustner Industries has informed the Company that it is currently investigating further appeal options. Schreiber has also commenced a similar action against Borden, Inc., and others, in March 2002, but no result has yet been reached in that case. Schreiber Foods has not filed a claim against Hart Design Mfg., Inc.

Several years prior to the filing of the lawsuit against the Company, the Company modified the seals on its Kustner machines to make them more technologically safe and superior. The seals on the two Hart Design machines were modified by the manufacturer from the standard Hart Design configuration at Galaxy's request and were delivered to the Company as modified.

The Company believes that these modifications are such that the modified machines do not literally infringe upon any of the identified patents, and the Company will vigorously defend this position. However, a formal opinion from patent counsel has not yet been obtained to that regard, given the recent filing date of the lawsuit. Therefore, the Company is not in a position at this time to express a view on the likelihood that it will succeed in its position, nor in the amount of damages that might be awarded against it should it be unsuccessful in that regard.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On December 14, 2001,  the Company held its annual  meeting of  shareholders  in
Orlando,   Florida.  In  addition  to  regular  and  annual  agenda  items,  the shareholders voted on and approved the following proposals:

     1. To fix the number of directors at four and to elect a Board of Directors for the ensuing year. The board members were voted in with the following number of votes for their election: Angelo Morini - 8,896,562, Joseph Juliano - 8,892,594, Marshall Luther - 8,890,291,
          and Douglas Walsh - 8,896,678

     2. To consider and vote upon an amendment to the Company's 1991 Employee Stock Purchase Plan as amended, to increase the number of shares which employees are eligible to purchase from 358 shares to 500 shares per six month period. The vote tabulation for this proposal was as follows: for - 8,866,905; against - 48,457; abstain - 6,725

     3. To consider and vote upon an amendment to the Company's 1996 Stock Plan to increase the number of Common Stock subject thereto. The vote tabulation for this proposal was as follows: for - 8,434,752; against
          - 478,111; abstain - 9,224

     4. To ratify the retention of BDO Seidman, L.L.P. as the independent auditors of the Company for the fiscal year ended March 31, 2002. The vote tabulation for this proposal was as follows: for - 8,891,113, against - 15,843, abstain - 15,131

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information
------------------
Since August 1999, the Company's Common Stock, $.01 par value (the "Common Stock"), has been traded on the American Stock Exchange (the "AMEX") under the symbol "GXY". There is no established public trading market for the Company's Series A Convertible Preferred Stock, $0.01 par value (the "Series A Preferred Stock"). The following table sets forth the high and low sales prices for each quarter for the Company's Common Stock as reported on the AMEX System during the fiscal years ended March 31, 2002 and 2001:

Period                                     High Sales Price      Low Sales Price
--------------------------------------------------------------------------------
2002 Fiscal Year, quarter ended:
     June 30, 2001                             $5 3/4               $4 2/5
     September 30, 2001                        $6 3/4               $4 49/50
     December 31, 2001                         $6 1/10              $5 3/10
     March 31, 2002                            $6                   $4 9/10

2001 Fiscal Year, quarter ended:
     June 30, 2000                             $4 11/16             $3 1/8
     September 30, 2000                        $5 1/8               $3 5/8
     December 31, 2000                         $4 1/2               $3 1/4
     March 31, 2001                            $5 3/4               $3 1/8

Holders
-------
On June 27, 2002, there were 632 shareholders of Common Stock of record and 2 holders of Series A Preferred Stock of record.

Dividends
---------
The Company has not paid any dividends with respect to its Common Stock and does not expect to pay dividends on the Common Stock in the foreseeable future. It is the present policy of the Company's Board of Directors to retain future earnings to finance the growth and development of the Company's business. Any future dividends will be declared at the discretion of the Board of Directors and will depend, among other things, upon the financial condition, capital requirements, earnings and liquidity of the Company. The Company's Certificate of Incorporation provides that before any dividend is declared or paid, the Company must secure the consent of the holders of at least 60% of the then-outstanding shares of the Company's Series A Preferred Stock. Additionally, the Company's borrowings with the banks include loan covenants which require approval from the banks to declare dividends. See Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of the Company's current capital position.

Securities Authorized for Issuance under Equity Compensation Plans
------------------------------------------------------------------
Please see the section titled "Equity Compensation Plan Information" in Item 12 of this Form 10K.

Recent Sales of Unregistered Securities
---------------------------------------
On December 20, 2000, FINOVA Mezzanine Capital, Inc. ("FMCI") exercised its warrant to purchase 815,000 shares of the Company's common stock, $0.01 par value, ("Common Stock") pursuant to a Warrant Exercise and Placement Agent Agreement among the Company, FMCI and Tucker Anthony Capital Markets ("Tucker Anthony"). Pursuant to the agreement, the Company registered the 815,000 shares on behalf of FMCI on Form S-3 and Tucker Anthony was engaged as the exclusive placement agent for the shares. In consideration of its services, Tucker Anthony received, among other compensation, a warrant to purchase 81,500 shares of the Company's Common Stock at an exercise price of $3.90 per share. The warrant will not be exercisable in full until December 2002, unless there is a change of control of the Company at which time the warrant may be exercised in full.

On April 6, 2001, the Company issued to BH Capital Investments, L.P. and Excalibur Limited Partnership, in accordance with an exemption from registration under Regulation D promulgated under the Securities Act of 1933, as amended ("Regulation D"), (i) an aggregate of 72,646 shares of the Company's Series A convertible preferred stock, $0.01 par value (the "Series A Preferred Stock"), and (ii) warrants to purchase shares of the Common Stock, at an aggregate sales price of approximately $3,082,000. The Series A Preferred Stock is subject to certain designations, preferences and rights set forth in our Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock, including the right to convert such shares into shares of Common Stock at any time, at a current conversion rate (subject to appropriate adjustment for stock splits, stock dividends, recapitalizations and other events) equal to the quotient of:

     o $48.18, plus all accrued dividends that are then unpaid for each share of Series A Preferred Stock then held by the holder,

     divided by,

     o the lesser of (x) $4.08 or (y) 95% of the average of the two lowest closing bid prices on the American Stock Exchange of the Common Stock out of the fifteen trading days immediately prior to conversion; provided that, in certain circumstances, such amount may not fall below $3.10.

In no case, however, shall any holder of Series A Preferred Stock be permitted to convert Series A Preferred Stock in an amount that would cause such holder to beneficially own, in the aggregate, such number of shares of Common Stock which would exceed 9.99% of the aggregate outstanding shares of Common Stock.

In connection with the issuance of the Series A Preferred Stock, the Company also granted to BH Capital Investments, L.P. and Excalibur Limited Partnership warrants to purchase an aggregate of 120,000 shares of Common Stock. The initial warrants were exercisable for a period of five years from April 6, 2001, at a per share exercise price of $5.30. Pursuant to a letter agreement dated October 5, 2001, the Company agreed to issue additional warrants to acquire 60,000 shares of its Common Stock at an exercise price of $5.86 per share to each of BH Capital Investments, L.P. and Excalibur Limited Partnership. In exchange for the warrants, BH Capital Investments, L.P. and Excalibur Limited Partnership agreed to provide us certain consulting services, including the introduction of potential customers in Canada. Subsequently, the Company agreed to reduce the per share exercise price on all the warrants to $2.67 in order to induce BH Capital Investments, L.P. and Excalibur Limited Partnership to exercise their warrants and to gain their required approval for a private placement. On January 17, 2002, BH Capital Investments, L.P. and Excalibur Limited Partnership exercised all 240,000 warrants for a total of $640,800.

In accordance with Regulation D and pursuant to a Securities Purchase Agreement dated as of September 24, 2001, Hare & Co. f/b/o John Hancock Small Cap Value Fund, an affiliate of John Hancock Advisors, Inc., purchased 522,648 shares of Common Stock and warrants to purchase 140,000 shares of Common Stock, at an aggregate sales price of $3,000,000. The warrants held by Hare & Co. f/b/o John Hancock Small Cap Value Fund were exercisable at a price per share equal to $6.74 until September 25, 2006. Subsequently, the Company agreed to reduce the per share exercise price on all the warrants to $4.50 in order to induce Hare &

Co. f/b/o John Hancock Small Cap Value Fund to exercise their warrants. All of the warrants were exercised in January 2002 at a price of $4.50 per share for a total of $630,000.

In accordance with Regulation D and pursuant to a Common Stock Purchase Warrant, dated as of October 8, 1998, Frederick A. DeLuca was granted warrants to purchase 357,143 shares of Common Stock at an exercise price of $2.63 per share. On November 8, 2001, Mr. DeLuca exercised the warrant for 214,286 shares of Common Stock. On December 21, 2001, in order to allow Mr. DeLuca to exercise the remaining 142,857 shares, the Company accelerated the vesting of those remaining shares. On December 28, 2001, Mr. DeLuca exercised the warrant for the remaining 142,857 shares of Common Stock. Pursuant to a Consulting Agreement, the Company agreed to accept $189,286 of strategic planning and marketing consulting services to be provided to the Company and $750,000 cash for the $2.63 exercise price for the shares underlying the warrants.

In accordance with Regulation D and pursuant to certain Securities Purchase Agreements dated January 17, 2002 with FNY Millenium Partners, LP, Millenium Global Offshore Ltd., Potomac Capital Partners, LP, and Potomac Capital International Ltd., the Company sold 158,095 shares of Common Stock for $4.74 (95% of an average market price) and issued warrants to purchase 39,524 shares of Common Stock at a price equal to $5.74 per share. Pursuant to the same Securities Purchase Agreements dated January 17, 2002, the Company sold 12,270 shares of Common Stock for $4.74 (95% of an average market price) and issued warrants to purchase 3,068 shares of Common Stock at a price equal to $5.74 per share to its officers Angelo S. Morini, Christopher New, LeAnn Hitchcock and Kulbir Sabharwal. All of the warrants are exercisable until January 17, 2007. The Company received total proceeds of $808,212 related to the sale of these shares of Common Stock.

In accordance with Regulation D and pursuant to a certain Common Stock and Warrants Purchase Agreement dated June 28, 2002, the Company sold 367,647 shares of its Common Stock for $4.08 (85% of an average market price) and issued warrants to purchase 122,549 shares of Common Stock at a price equal to $5.52 per share to Stonestreet Limited Partnership. In connection with such sale, the Company issued 7,812 shares of Common Stock to Stonestreet Corporation and 4,687 shares of Common Stock to H&H Securities Limited in exchange for their services as finders. Registration of all of these shares, including the shares underlying the warrants, is to be completed within 120 days of issuance. Per the terms of the agreement, the Company received net proceeds of $930,000, after the repayment of a $550,000 promissory note dated June 26, 2002 and payment of $20,000 for Stonestreet Limited Partnership's costs and expenses related to the purchase of these shares of Common Stock.

ITEM 6. SELECTED FINANCIAL DATA.

                           FISCAL YEAR ENDED MARCH 31,

                                        2002             2001             2000            1999            1998

Net sales                           $ 43,581,016     $ 45,421,863     $ 42,115,672    $ 29,726,958    $ 20,428,068
Income (loss) before taxes           (15,499,152)      (5,939,334)       2,420,560       1,351,367         377,523
Income (loss) before cumulative
  effect of change in accounting
  policy                             (17,059,152)      (5,699,334)       3,629,891       1,291,367         377,523
Net income (loss) available to
  common shareholders                (19,147,995)      (6,485,763)       3,629,891       1,291,367         377,523
Net income (loss) per common
  share before cumulative effect
  of change in accounting policy
  - basic                                  (1.81)           (0.61)            0.40            0.14            0.04
Net income (loss) per common
  share - basic                            (1.81)           (0.69)            0.40            0.14            0.04
Net income (loss) per common
  share before cumulative effect
  of change in accounting policy
  - diluted                                (1.81)           (0.61)            0.39            0.14            0.04
Net income (loss) per common
  share - diluted                          (1.81)           (0.69)            0.39            0.14            0.04
Total assets                          35,917,550       48,083,126       36,450,393      24,476,912      16,449,052
Long-term debt                        12,181,461       14,720,875        7,261,706       3,178,991       1,459,516
Redeemable Convertible Preferred
  Stock                                2,156,311               --               --              --              --

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

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

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expense during the reporting period. The Company's significant estimates include the allowance for doubtful accounts receivable and valuation of deferred taxes and warrants. Actual results could differ from those estimates.

The Company records revenue upon shipment of products to its customers and there is reasonable assurance of collection on the sale. We provide credit terms to customers usually based on net 30 days. The Company performs ongoing credit evaluations of its accounts receivable and makes reserves for anticipated future credits that will be issued to its customers for promotions, discounts, spoils, etc., based on historical experience. In addition, we evaluate the accounts for potential uncollectible amounts. The reserve for accounts receivable is then adjusted to reflect these estimates. At March 31, 2002, the Company had reserved approximately $678,000 for known and anticipated future credits and bad debt. During the fiscal year 2002, the Company expensed $3,348,406 related to customer credits and expensed $925,836 as bad debt.

Inventories are valued at the lower of cost (weighted average, which approximates FIFO) or market. The Company reviews its inventory valuation each month and writes down the inventory for potential obsolete and damaged inventory. In addition, the inventory value is reduced to market value when the known sales price is less than the cost of the inventory. During the year ended March 31, 2002, the Company expensed nearly $1,182,000 in non-saleable or lower market valued inventory.

Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

Statement of Financial Accounting Standards No. 123 ("FAS 123"), Accounting for Stock Based Compensation, requires the Company to report compensation expense on warrants issued to non-employees for services rendered, in accordance with the fair value based method prescribed in FAS 123. The Company estimates the fair value of each warrant based on the expected vesting due to performance requirements set forth in the warrant or service agreement and life of the warrant by using a Black-Scholes option-pricing model with the following assumptions used in the fiscal 2002 option-pricing model: no dividend yield, 38% volatility, risk-free interest rate of 4.75%, and expected lives of ten years. Assumptions used for grants in fiscal 2001: no dividend yield, 46% volatility, risk-free interest rate ranging from 4.42% to 5.69%, and expected lives of ten years. Assumptions used for grants in 2000: no dividend yield, 43% volatility, risk-free interest rate of 4.64%, and expected lives of ten years.

RESULTS OF OPERATIONS

FISCAL 2002 AS COMPARED TO FISCAL 2001
--------------------------------------

During fiscal year 2000, the Company experienced increasing demand for its products but was unable to fill all of the orders it received due, in part, to a lack of production capacity. During the latter part of fiscal 2001 and the beginning of fiscal 2002, the Company significantly increased its production capacity by purchasing and installing additional production equipment for six new production lines that included two slice lines, a chunk cheese line, a cup line, a string cheese line, and a shred line. This equipment enables the Company to produce new products, improve product quality, and increase the production volume, of existing products. The installation of the equipment was delayed significantly due to late shipments by manufacturers and problems configuring the machines to meet the manufacturing needs of our unique line of products, but was completed by September 2001. Because of the delays in the installation of the equipment, the Company experienced excess overhead costs and downtime during the first and second quarters of fiscal 2002, which resulted in increased costs and reduced cash flows for those periods. Additionally, although a substantial portion of the purchase price and installation costs incurred in connection with the new equipment was financed through a loan obtained from SouthTrust Bank, N.A., the Company used nearly all of the excess cash that the Company had at the time to purchase and install the new equipment. As a result of the large cash outlays related to this expansion along with the delays in new product shipment, the Company experienced and are continuing to experience shortfalls in cash that have affected nearly every aspect of our operations.

SALES for the fiscal year ended March 31, 2002 decreased by 4% over the same period in 2001. This decrease in sales is attributed to unanticipated delays in the installation of additional production equipment which caused the Company to experience significant shortages in product shipments against customer orders. Due to the significant reduction in cash flows in fiscal 2002 as described above, the Company experienced an inability to purchase raw materials, which resulted in an inability to fill orders and created short shipments to customers. The short shipments to customers forced the Company to temporarily reduce product prices to maintain its shelf space in supermarkets. While demand for the Company's products continues to increase rapidly, sales growth was maintained at lower levels until the Company obtained the cash required to meet these demands. The Company believes that it would have shown an increase in sales had the Company not experienced cash shortages, production delays, and shipping shortages. The Company has every reason to believe that customer demand for natural and nutritious products of its type will continue to grow since industry market indicators strongly support solid growth trends in the foreseeable future.

COST OF GOODS SOLD ("COGS")as a percentage of sales were 81% for the fiscal year ended March 31, 2002 compared to 72% for the same period in fiscal 2001. The increase was primarily the result of four key factors: (a) the additional costs related to the operation of the new production lines, (b) an increase in raw material costs, (c) an inability to negotiate beneficial vendor terms, and (d) a change in production focus. First, since the construction on the six new production  lines was  completed  in early  fiscal  2002,  there  are  increased overhead costs in the operation of the new machines including additional utilities and depreciation. Depreciation expense in COGS increased by approximately $625,000 in the fiscal year ended March 31, 2002 compared to the same period in 2001. Second, due to a worldwide shortage of the Company's primary raw ingredient, casein, resulting from the outbreak of "Mad Cow" and "foot and mouth" disease epidemics in Europe, the price of casein increased by approximately 19% in the twelve months ended March 31, 2002 compared to the same period one year ago. In fiscal 2002, purchases of casein comprised 25.4% of the total cost of goods sold and the Company paid approximately $1,438,000 more due to the price increase. For fiscal 2001, purchases of casein comprised 27.8% of total cost of goods sold. The price of casein dropped during the first quarter of fiscal 2003, and the Company anticipates that this lower level pricing will continue throughout fiscal 2003. Third, due to the Company's cash shortage resulting from its use of cash to purchase and install new production equipment, and delays in implementing the new equipment, the Company's purchasing department was unable to purchase raw materials in sufficient quantities or to take advantage of beneficial terms for cash payment that has, in the past, created optimum pricing for raw materials and supplies and helped the Company reduce costs. The Company is working to establish more favorable terms with new and existing vendors for fiscal 2003. Finally, late in the second quarter of fiscal 2002, the Company changed its production focus by scaling back our product mix from 400 to 200 core items. These 200 core items make up nearly 98% of our sales. As a result of the change in focus, the Company has written off $1,181,000 in potential obsolete and slow moving inventory. In response to the additional efficiencies that the new equipment is now providing, the Company substantially decreased the number of production personnel late in fiscal 2002. This change caused labor-related expenses to decrease approximately $284,000 in fiscal 2002. Now that the equipment is fully operational and the labor crews are trained, the Company is seeing improved run rates with more product produced per hour. In addition, the Company is seeing raw material costs stabilize at more normal levels.

SELLING expenses decreased by approximately $59,000 (1%) for the fiscal year ended March 31, 2002 compared with the same period in fiscal 2001. The Company decreased advertising expenses by $1,676,000 in fiscal 2002 compared to the same period a year ago. During fiscal 2001, the Company was involved in an extensive advertising campaign to promote the flagship Veggie product line. This campaign included print, television, and radio advertising and focuses on key markets throughout the country where distribution of our products is widespread. The Company completed this extensive media campaign in 2001. In 2002, more effort was directed to provide incentives to our direct customers for brand item purchases, in addition to discounts offered to maintain current relationships with brokers and customers. This can be seen in the $1.6 million increase in promotional discounts and credits taken by our customers and charged to expense during fiscal 2002. The Company expects that selling expenses will decrease in fiscal 2003 based on the Company's current plan for advertising and promotional allowances that are granted on volume purchases rather than on individual item discounts.

DELIVERY expenses increased 1% for the fiscal year ended March 31, 2002 compared with the same period in fiscal 2001. This increase is mainly attributable to the Company's reallocation of wages related to shipping personnel. In fiscal 2002, the shipping coordination was brought in-house and therefore, all wages related to the shipping personnel were allocated to delivery expense as of October 1, 2001. In fiscal 2001, all shipping was coordinated by an outside service and all in-house wages were allocated to cost of goods sold.

NON-CASH COMPENSATION RELATED TO STOCK OPTIONS increased nearly $1,257,000 (113%) for the fiscal year ended March 31, 2002 as compared to fiscal 2001. The change is the result of the adoption of Interpretation No. 44 ("FIN 44"). The
Financial Accounting Standards Board issued FIN 44, which clarifies the application of APB Opinion 25 relating to the accounting consequences of various modifications to fixed stock options. FIN 44 covers specific events that occurred after December 15, 1998 and was effective as of July 2, 2000. FIN 44 clarified that when an option is repriced, it is treated as a variable option and is marked to market each quarter. The adoption of FIN 44 required the Company to change its accounting related to the note receivable from Angelo S. Morini, the Company's Chief Executive Officer and President. The underlying options were required to be treated as variable due to the exchange of interest bearing recourse notes with a non-interest bearing non-recourse note. Accordingly, any differences between the exercise price of the options and the market price of the Company's common stock is recorded as compensation expense at each reporting period. The market value of the Company's stock increased from $4.76 at March 31, 2001 to $5.43 at March 31, 2002 and the Company recorded a $1,960,000 increase in the compensation related to this increase in value. Additionally, the Company recorded a $413,662 expense related to the fair value of warrants issued for consulting services. For the fiscal year ended March 31, 2001, the Company recorded $1,100,000 of compensation expense to mark the options to market in accordance with variable accounting and a $16,444 expense related to the fair value of warrants issued for consulting services. Due to the volatility of the market price of the Company's common stock, it is incapable of predicting whether this expense will increase or decrease in the future. A $0.01 increase or decrease in the Company's common stock price results in an expense or income, respectively, of $29,143.

GENERAL AND ADMINISTRATIVE expenses increased approximately $2,025,000 (61%) for the fiscal year ended March 31, 2002, as compared to fiscal 2001. In the fourth quarter of 2002, the Company wrote off $547,000 in unused advertising trade credits that it believes will not be able to be used during the required use period. These costs were in prepaid expenses in prior periods. In addition, the Company began an intense credit and collection effort on significantly outstanding deductions by customers in 2002. During fiscal 2002, the Company identified and wrote off to G&A expense approximately $926,000 that is uncollectible. In addition, the Company experienced an increase in legal and auditing fees by nearly $500,000 in relation to the multiple stock transactions and consulting services required during the 2002 fiscal year. The Company anticipates a significant decrease in future G&A expenses as a result of fewer uncollectible accounts due to faster collection efforts and improved credit hold procedures, and the non-recurrence of one-time writeoffs related to unused trade credits.

RESEARCH AND DEVELOPMENT expenses decreased 1% for the fiscal year ended March 31, 2002 compared with the same period in fiscal 2001. This decrease in expense is mainly the result of the completion of all additional research associated with formulas for the new production lines during fiscal 2001. The Company anticipates minimal increases to research and development in future periods mainly related to increasing personnel costs.

INTEREST expense increased 76% from $2,047,097 in fiscal 2001 to $3,594,091 in fiscal 2002. Approximately $154,000 of the increase was attributable to higher interest rates on the Company's line of credit as well as a subordinated note issued on September 30, 1999. The Company also paid $315,000 in additional waiver and extension fees in fiscal 2002. On September 30, 1999, the Company entered into a $4,000,000 subordinated note payable with FINOVA Mezzanine Capital, Inc. ("FINOVA Mezzanine"). This debt currently bears interest at a rate of 15.5% and includes an original issuance discount of $786,900, which is amortized as interest expense over the term of the debt. In connection with FINOVA Mezzanine's warrant exercise and transfer of 815,000 shares of the Company's Common Stock, the Company agreed to guarantee the price at which the shares were sold to the public at $4.41 per share. The actual price received by FINOVA Mezzanine was $3.25 per share and the difference of $945,400 was recorded as a debt discount and is being amortized over the remaining term of the subordinated note. During fiscal 2002 and 2001, $818,974 and $220,407, respectively, of the total debt discount of $1,732,300 was amortized to interest expense. As of March 31, 2002, the unamortized debt discount was $614,230 and the principal balance on the note was $4,000,000, resulting in a net balance shown of $3,385,770. In March 2000, the Company signed a $10 million term note payable with Southtrust Bank, N.A. The balance of this note was $8,870,535 at March 31, 2002. In addition, during November 2000, the Company executed a $1.5 million short-term bridge loan from Southtrust Bank, N.A. The principal balance of this note was $1 million as of March 31, 2002. Interest on these notes are at the prime rate. For the year ended March 31, 2001, the Company capitalized $826,725 of interest into the construction costs of the new equipment.

INCOME TAX EXPENSE for the year ended March 31, 2002 was $1,560,000 compared to income tax benefit of $240,000 for the same period in the prior year. At March 31, 2001, the Company had recorded a deferred tax asset of $1,560,000 derived mainly from tax net operating losses incurred in prior years, which are expected to be realized in the future. This asset was written off during the fiscal year 2002 due to the uncertainty of the Company's ability to take advantage of the net operating loss carryforwards before they expire.

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING POLICY totaled $786,429 for the year ended March 31, 2001. The Company changed its accounting policy in the third quarter of fiscal 2001 in regards to slotting fees and certain advertising costs. The one-time effect of this accounting change is to adopt this policy as of the beginning of fiscal 2001 (April 1, 2000). Previously, slotting fees and certain advertising costs were capitalized and amortized over the shorter of the expected period of benefit or one year. The Company changed this accounting policy to expense these costs as incurred. This change was made because there has been a change in the expected period of benefit related to these costs. During fiscal 2001, the Company's slotting fees and advertising costs increased significantly in order for the Company to maintain current relationships with brokers and customers as opposed to generation and stimulation of future sales. As a result, the Company believes these expenses are more appropriately period expenses, rather than those that would benefit future periods, and should be expensed as incurred. There is no cumulative effect of a change in accounting policy in fiscal 2002.

SUMMARY OVERVIEW OF FISCAL 2002
-------------------------------
The $19.1 million loss for fiscal year 2002 included approximately $5.4 million in accounts receivable and inventory write-downs, a non-cash compensation charge of approximately $2.4 million related to stock options, non-cash preferred stock dividends of approximately $2.1 million, a non-cash deferred income tax expense adjustment of $1.5 million, approximately $1 million in fixed asset disposals and unused trade credit write-offs, approximately $3.6 million in interest expense of which $818,974 was a non-cash charge related to debt discount, and depreciation and amortization expense of approximately $2.4 million. The Company is forecasting that sales, gross margin, operating profit, cash flow and EBITDA will steadily improve during fiscal year 2003 as a result of more focused sales and collection efforts, volume incentive programs, less product inventory and lower costs to produce its products. The improved cost of goods sold will result from improved relations with vendors, reduced raw material costs, the implementation of several cost-cutting measures, increased production efficiencies with the new equipment and trained workforce, as well as the completion of the plant expansion.

FISCAL 2001 AS COMPARED TO FISCAL 2000
--------------------------------------

SALES for the fiscal year ended March 31, 2001 increased by 8% over the same period in 2000. This increase in sales has been a trend for the Company for the past four years, when the Company commenced targeted advertising campaigns promoting its key product lines, particularly the Company's Veggie brand of products. This has resulted in an upward trend in sales volume for the Veggie line of products. Veggie sales increased to $26.2 million in fiscal 2001 as compared to $19.3 million in fiscal 2000. The Company believes that increasing consumer awareness of the benefits of plant-based foods has positively impacted sales. While demand for the Company's products continues to increase rapidly, sales growth was inhibited by shortages in the supply of the Company's primary raw ingredient, casein, capacity constraints on certain of the Company's production lines, and delays in the installation of additional lines during the later part of fiscal 2001. The Company believes sales growth would have been stronger had it not experienced these delays and shortages.

COST OF GOODS SOLD as a percentage of sales were 72% for the fiscal year ended March 31, 2001 compared with 65% for the same period in fiscal 2000. The increase was the result of two key factors: problems associated with the construction of new production lines and an increase in raw materials costs. The Company began construction on six new production lines during fiscal 2001 which included slice lines, a new chunk cheese line, a cup line, a string cheese line, and a shred line. The construction of a majority of these lines was still in process at March 31, 2001. The installation of the equipment was delayed significantly due to late shipments by manufacturers and problems with configuring the machines to meet the manufacturing needs of the Company's unique line of products. These delays caused excess overhead costs and downtime during the third and fourth quarters of fiscal 2001, and short shipments to customers which forced the Company to reduce product prices to maintain its shelf space in supermarkets. Additionally, the price of casein, the Company's primary raw ingredient, increased by approximately 21% in fiscal 2001, due to a worldwide shortage of this ingredient resulting from the outbreak of "Mad Cow" and "foot and mouth" disease epidemics in Europe. For fiscal 2001, purchases of casein comprised 26.4% of total cost of goods sold.

SELLING expenses increased 54% for the fiscal year ended March 31, 2001 compared with the same period in fiscal 2000. The increase in expenses over the same period a year ago is mainly attributed to a significant increase in promotional allowances and other advertising costs in fiscal 2001 in order to maintain current relationships with brokers and customers. The increase in selling expenses also correlates to an increase in sales, as approximately 30% of selling expenses, such as brokerage commissions, are variable in nature and increase as sales increase. In addition, the Company changed its accounting policy, as more fully described below, in the third quarter of fiscal 2001, which was effective at the beginning of fiscal 2001 (April 1, 2000). The cumulative effect of this change as of April 1, 2000 was $786,429.

DELIVERY expenses increased 11% for the fiscal year ended March 31, 2001 compared with the same period in fiscal 2000. This increase is mainly attributable to the Company's increase in sales, as well as an increase in shipping rates during the fourth quarter of fiscal 2001.

NON-CASH COMPENSATION RELATED TO STOCK OPTIONS increased $1,097,861 for the fiscal year ended March 31, 2001, as compared to fiscal 2000. The change is the result of the adoption of Interpretation No. 44 ("FIN 44"). The Financial Accounting Standards Board issued FIN 44, which clarifies the application of APB Opinion 25 relating to the accounting consequences of various modifications to fixed stock options. FIN 44 covers specific events that occurred after December 15, 1998 and was effective as of July 2, 2000. FIN 44 clarified that when an option is repriced, it is treated as a variable option and is marked to market each quarter. The adoption of FIN 44 required the Company to change its accounting related to the note receivable from Angelo S. Morini, the Company's Chief Executive Officer and President. The underlying options were required to be treated as variable due to the exchange of interest bearing recourse notes with a non-interest bearing non-recourse note. Accordingly, any differences between the exercise price of the options and the market price of the Company's common stock is recorded as compensation expense at each reporting period. As of March 31, 2001, the Company recorded $1,100,000 of compensation expense to mark the options to market in accordance with variable accounting. Additionally, the Company recorded an expense of $16,444 and $18,583 in fiscal 2001 and 2000, respectively, related to the fair value of warrants issued for consulting services.

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

INTEREST expense increased from $744,498 in fiscal 2000 to $2,047,097 in fiscal 2001. The increase was attributable to additional borrowings under the Company's term note and line of credit as well as a subordinated note issued on September 30, 1999. Interest capitalized to construction in progress was $826,725 and $490,442 for the years ended March 31, 2001 and 2000, respectively. On September 30, 1999, the Company entered into a $4,000,000 subordinated note payable with FINOVA Mezzanine. This debt currently bears interest at a rate of 11.5% and includes an original issuance discount of $786,900, which is amortized as interest expense over the term of the debt. In connection with FINOVA Mezzanine's warrant exercise and transfer of 815,000 shares of the Company's Common Stock, the Company agreed to guarantee the price at which the shares were sold to the public at $4.41 per share. The actual price received by FINOVA Mezzanine was $3.25 per share and the difference of $945,400 was recorded as a debt discount and is being amortized over the remaining term of the subordinated note. During fiscal 2001, $220,407 of total debt discount was amortized to interest expense as compared to $78,690 in fiscal 2000. The payment for the difference between the exercise price of $3.41 and the guaranteed price of $4.41 was $815,000 and was paid through the issuance of an additional subordinated term note which was due December 2001. During fiscal 2001 and 2000, $220,407 and $78,690 of the total debt discount of $1,732,300 was amortized to interest expense, respectively. As of March 31, 2001, the unamortized debt discounts were $1,433,203 and the principal balance on the notes was $4,815,000. The increase is also the result of additional borrowings on the Company's line of credit to finance the increase in inventory. In March 2000, the Company signed a $10 million term note payable with Southtrust Bank, N.A. This note was used to pay off the Company's prior term note payable and to finance approximately $7.5 million in new equipment to expand the Company's production capacity. In addition, during November 2000, the Company executed a $1.5 million short-term bridge loan from Southtrust Bank, N.A. which is still outstanding. Interest on this note is at the prime rate.

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

LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES - For the fiscal year ended March 31, 2002, the Company's cash used in operating activities was $3,649,037 an increase of $2,124,215 over the same period in fiscal 2001. During fiscal 2002, the Company had a net loss of $17,059,152 (of which $2,902,000 related to non-cash activities), as compared to a net loss of $6,485,763 (of which $2,902,000 related to non-cash activities) in fiscal 2001. The increase in cash used for operations is also attributable to a substantial decrease in accounts payable which was offset by a simultaneous reduction in inventory as a result of the Company's change in production focus and the Company's desire to improve inventory turnover.

INVESTING -- The Company received $87,072 from investing activities for the fiscal year ended March 31, 2002 compared with cash spent of $10,809,361 for the same period in fiscal 2001. Cash used for investing activities during fiscal
2001 resulted primarily from purchases and construction of manufacturing equipment for six new production lines at the Company's main facility. Construction was completed by July 2001, but not all of the machines were fully operational until September 2002.

FINANCING -- The Company realized a net inflow of $3,561,633 from financing activities for the fiscal year ended March 31, 2002 compared with $12,334,300 during the same period in fiscal 2001. During fiscal 2002, the Company received net proceeds of $8,832,372 in relation to issuance of common and preferred stock, as more fully discussed below. These proceeds were partially used for reductions under the line of credit from FINOVA Capital Corporation, and payments for the subordinated term loan to FINOVA Mezzanine Capital, Inc., and the term loan to SouthTrust Bank, N.A. The remaining proceeds were used to reduce the Company's accounts payable. The large inflows in fiscal 2001 are the result of increased draws on the Company's line of credit as well as draws on the equipment note payable. The increased draws were used to finance the build up in inventories as well as the purchase and construction of manufacturing equipment in fiscal 2001. In addition, the Company received net proceeds of $2.3 million in connection with a warrant exercise and private placement with Finova Mezzanine, as more fully discussed below.

Debt Financing
--------------
In November 1996, the Company obtained a line of credit with a maximum principal amount of $2 million from FINOVA Capital Corporation, the proceeds of which were used for working capital and expansion purposes. Over the years, the Company received several increases to the line to a level of $13 million and then decreased the level in June 2002 to $7.5 million. The amount that the Company can borrow under the line of credit is based on a formula of up to 80% of eligible accounts receivable plus 50% of eligible inventories (decreasing by 1% per month beginning July 1, 2002) not to exceed $3,000,000, as defined in the agreement. The line of credit is secured by all accounts receivable, inventory, machinery, equipment, trademarks and patents owned by the Company. Interest is payable monthly on the outstanding draws on the line of credit at a rate of prime plus four percent (8.75% at March 31, 2002). The line of credit expires on July 1, 2003 at which time the entire outstanding principal amount of the line of credit, and all accrued but unpaid interest thereon, is due and payable in full. As of March 31, 2002, the Company had an outstanding balance of $5,523,875 under this line of credit agreement.

On September 30, 1999, the Company obtained a $4 million subordinated loan from FINOVA Mezzanine to finance additional working capital and capital improvement needs. The Company received loan proceeds in the amount of $3,620,000 after paying loan costs of $380,000. Amounts outstanding under the loan are secured by a subordinated lien on substantially all of the Company's assets. A balloon payment of the entire principal amount of the loan, and all accrued but unpaid interest thereon, is due upon maturity in July 2003. The interest rate applicable to the loan was increased from 11.5% to 13.5% in July 2001. In February 2002, the interest rate increased to 15.5%. In consideration of the loan, the Company issued to FINOVA Mezzanine a warrant to purchase 915,000 shares of the Company's Common Stock at an exercise price of $3.41 per share which represented 80% of the fair value of the Company's Common Stock on the date the warrant was issued. The warrant was valued at $786,900 which was recorded as a debt discount and is being amortized to interest expense from the date of issuance of the note to the maturity date of the note. As of March 31, 2002, the Company had an outstanding balance of $4,000,000 under this loan.

On December 26, 2000, the FINOVA Mezzanine exercised a portion of the warrant to purchase 815,000 shares of Common Stock at a price of $3.41 per share. The
Company received from the exercise of the warrant net proceeds of $2,452,329, after paying transaction costs of $326,822. In connection with this transaction, the Company agreed to reimburse FINOVA Mezzanine for brokerage commission and other expenses incurred by it, in connection with the sale of the 815,000 shares to the public, which were sold at a price of $3.25 per share. These costs and expenses were recorded as a reduction in the proceeds received from the exercise of the warrants. In addition, the Company agreed to guarantee the price ($4.41 per share) at which the shares would be sold to the public. The difference between the actual price received by FINOVA Mezzanine ($3.25) and the guaranteed price ($4.41) was $945,400, which was recorded as a debt discount and is being amortized over the remaining term of the subordinated note. The consideration for the difference between the exercise price of $3.41 and the guaranteed price of $4.41 was $815,000. FINOVA Mezzanine agreed to finance such amount under an additional subordinated term loan which was payable in full on December 29, 2001. However, the Company obtained an extension for a fee of $55,000 and made payments of $30,000 per business day through February 28, 2002, at which time the additional loan was paid in full. During fiscal 2002 and 2001, $818,974 and $220,407, respectively, of the total debt discounts of $1,732,300 were amortized to interest expense. The unamortized debt discounts totaled $614,230 and the remaining principal balance due on the notes was $4,000,000, resulting in a net balance of $3,385,770 as of March 31, 2002.

The line of credit and subordinated loans described above contain certain financial and operating covenants. In July 2001, the Company notified FINOVA Capital and FINOVA Mezzanine that it had failed to comply with the minimum operational cash flow to contractual debt service ratio, the funded debt to EBITDA ratio and the capital expenditure limitation. FINOVA Capital agreed to amend such covenants and to waive those violations for the fiscal year ended March 31, 2001 and the fiscal quarter ended June 30, 2001 pursuant to that certain Amendment and Limited Waiver to Security Agreement dated July 13, 2001. In consideration for this waiver and amendment, the Company accepted an increase in the interest rate on the line of credit to prime plus 2% and paid a fee in the amount of $100,000. FINOVA Mezzanine also agreed to waive the violations of its covenants for the fiscal year ended March 31, 2001 and the fiscal quarter ended June 30, 2001, and to amend those covenants for future fiscal quarters pursuant to a letter agreement dated July 12, 2001 and amendments to the subordinated notes. In consideration of the waiver, the Company accepted an increase in the interest rate to from 11.5% to 13.5% per annum on the subordinated loans, and agreed to pay an amendment/waiver fee in the amount of $20,000, which was paid in January 2002.

For the fiscal quarters ended September 30 and December 31, 2001, the Company was again in violation of the minimum operational cash flow to contractual debt service ratio and the funded debt to EBITDA ratio.

As of November 14, 2001, the Company entered into an Amendment and Limited Waiver to Security Agreement with FINOVA Capital pursuant to which FINOVA Capital waived the Company's duty to comply with such financial covenants for the fiscal quarter ended September 30, 2001. Additionally, the Amendment and Limited Waiver to Security Agreement also provided for an acceleration of the maturity date of the line of credit from August 1, 2003 to October 15, 2002, and the paid an amendment/waiver fee in the amount of $50,000. In connection with the aforementioned waivers and amendments, the Company also entered into an Intellectual Property Security Agreement whereby the Company granted FINOVA Capital a security interest in all of our intellectual property and other proprietary property. FINOVA Mezzanine also agreed to waive the violations to its covenants for the fiscal quarter ended September 30, 2001 pursuant to a letter agreement dated as of November 14, 2001 and certain amendments to the subordinated notes. In consideration of the waiver, the Company accepted an acceleration of the maturity date of the subordinated notes from August 1, 2003 to October 15, 2002, and agreed to pay an amendment/waiver fee in the amount of $10,000, which was paid in January 2002.

On February 13, 2002, the Company entered into an Amendment and Limited Waiver to Security Agreement with FINOVA Capital pursuant to which FINOVA Capital waived the Company's duty to comply with such financial covenants for the fiscal quarter ended December 31, 2001. This Amendment and Limited Waiver to Security Agreement required an increase in the interest rate from prime plus two percent to prime plus four percent and a payment of an amendment/waiver fee in the amount of $50,000 which was paid over six weeks. Additionally, FINOVA Mezzanine also agreed to waive the violations to its covenants for the fiscal quarter ended December 31, 2001. In consideration of the waiver, FINOVA Mezzanine required an increase in the interest rate from 13.5% to 15.5% along with an amendment/waiver fee in the amount of $10,000 that was paid over six weeks.

In June 2002, the Company notified FINOVA Capital and FINOVA Mezzanine that it had failed to comply with the minimum operational cash flow to contractual debt service ratio and the funded debt to EBITDA ratio. FINOVA Capital agreed to waive those violations for the fiscal year ended March 31, 2002 and the fiscal quarter ended June 30, 2002 and to amend such covenants for the fiscal quarters beginning July 1, 2002, pursuant to a certain Amendment and Limited Waiver to Security Agreement dated June 26, 2002. FINOVA Capital extended the maturity date from October 15, 2002 to July 1, 2003, removed any prepayment penalties, reduced the credit line from $13 million to $7.5 million, reduced the inventory limit from $6 million to $3 million, and will reduce the inventory advance rate by 1% per month beginning July 1, 2002 (from a current level of 50% to 37% by the maturity date). FINOVA Mezzanine also agreed to waive the violations of its covenants for the fiscal year ended March 31, 2002 and the fiscal quarter ended June 30, 2002, and to amend those covenants for future fiscal quarters pursuant to a letter agreement dated June 26, 2002 and amendments to the subordinated notes. In consideration of the waivers and covenant amendments, the Company accepted a facility fee of $413,500, which shall be deemed fully earned on June 26, 2002, $172,500 of which shall be due and payable on the earliest of (a) July 1, 2003, (b) the occurrence of an Event of Default under the loan, or (c) the date on which Borrower repays either all of the Obligations to FINOVA Capital under the Loan Agreement or any portion of the principal Obligations of the Company to FINOVA Mezzanine under the FINOVA Mezzanine Loan Documents; and $241,000 of which shall be due and payable upon FINOVA Mezzanine's exercise of its warrants.

At no time has FINOVA Capital or FINOVA Mezzanine delivered to the Company a notice of default of the line of credit or the subordinated loans as a result of the above mentioned failures.

In March 2000, the Company obtained a $10 million term loan from SouthTrust Bank, N.A. This note bears interest at prime rate and is due in monthly principal installments of $93,000 plus interest. The note matures in March 2005. The balance outstanding on this note as of March 31, 2002 was $8,870,535. This note was used to pay off a prior term loan and to finance approximately $7.5 million in new equipment purchases to expand our production capacity, including the new production equipment purchased and installed throughout fiscal 2001 and the beginning of fiscal 2002. This term loan is secured by certain machinery and equipment, including the Company's new production equipment.

In October 2000, Angelo S. Morini, the Company's Chief Executive Officer and President guaranteed a $1.5 million short-term bridge loan that the Company obtained from SouthTrust Bank, N.A. by pledging one million of his shares of the Company's Common Stock to secure the loan. Interest on this note is at the prime rate (4.75% at March 31, 2002). The loan is being paid down by monthly principal payments of $50,000 plus interest. The note matures in October 2003. The balance outstanding on this note as of March 31, 2002 was $1,000,000. In consideration of his guarantee and related pledge, the Company granted Mr. Morini stock options to acquire 343,125 shares of Common Stock at an exercise price of $3.88 per share. Such options shall expire on December 15, 2010.

The term loan and the short-term bridge loan from SouthTrust Bank, N.A. contain certain financial and operating covenants. The Company was in violation of all financial covenants at March 31, 2002. On June 27, 2002, the Company received a waiver for the year ended March 31, 2002 and for all future periods through July 1, 2003.

Equity Financing
----------------
On April 6, 2001, the Company issued to BH Capital Investments, L.P. and Excalibur Limited Partnership, in accordance with an exemption from registration under Regulation D promulgated under the Securities Act of 1933, as amended ("Regulation D"), (i) an aggregate of 72,646 shares of the Company's Series A convertible preferred stock, $0.01 par value (the "Series A Preferred Stock"), and (ii) warrants to purchase shares of the Common Stock, at an aggregate sales price of approximately $3,082,000. The Series A Preferred Stock is subject to certain designations, preferences and rights set forth in our Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock, including the right to convert such shares into shares of Common Stock at any time, at a current conversion rate (subject to appropriate adjustment for stock splits, stock dividends, recapitalizations and other events) equal to the quotient of:

     o $48.18, plus all accrued dividends that are then unpaid for each share of Series A Preferred Stock then held by the holder,

     divided by,

     o the lesser of (x) $4.08 or (y) 95% of the average of the two lowest closing bid prices on the American Stock Exchange of the Common Stock out of the fifteen trading days immediately prior to conversion; provided that, in certain circumstances, such amount may not fall below $3.10.

In no case, however, shall any holder of Series A Preferred Stock be permitted to convert Series A Preferred Stock in an amount that would cause such holder to beneficially own, in the aggregate, such number of shares of Common Stock which would exceed 9.99% of the aggregate outstanding shares of Common Stock.

In connection with the issuance of the Series A Preferred Stock, the Company also granted to BH Capital Investments, L.P. and Excalibur Limited Partnership warrants to purchase an aggregate of 120,000 shares of common stock. The initial warrants were exercisable for a period of five years from April 6, 2001, at a per share exercise price of $5.30. Pursuant to a letter agreement dated October 5, 2001, the Company agreed to issue additional warrants to acquire 60,000 shares of its Common Stock at an exercise price of $5.86 per share to each of BH Capital Investments, L.P. and Excalibur Limited Partnership. In exchange for the warrants, BH Capital Investments, L.P. and Excalibur Limited Partnership agreed to provide us certain consulting services, including the introduction of potential customers in Canada. Subsequently, the Company agreed to reduce the per share exercise price on all the warrants to $2.67 in order to induce BH Capital Investments, L.P. and Excalibur Limited Partnership to exercise their warrants and to gain their required approval for a private placement. On January 17, 2002, BH Capital Investments, L.P. and Excalibur Limited Partnership exercised all 240,000 for a total of $640,800.

In accordance with Regulation D and pursuant to a Securities Purchase Agreement dated as of September 24, 2001, Hare & Co. f/b/o John Hancock Small Cap Value Fund, an affiliate of John Hancock Advisors, Inc., purchased 522,648 shares of Common Stock and warrants to purchase 140,000 shares of Common Stock, at an aggregate sales price of $3,000,000. The warrants held by Hare & Co. f/b/o John Hancock Small Cap Value Fund were exercisable at a price per share equal to $6.74 until September 25, 2006. Subsequently, the Company agreed to reduce the per share exercise price on all the warrants to $4.50 in order to induce Hare & Co. f/b/o John Hancock Small Cap Value Fund to exercise their warrants. All of the warrants were exercised in January 2002 at a price of $4.50 per share for a total of $630,000.

In accordance with Regulation D and pursuant to certain Securities Purchase Agreements dated January 17, 2002 with FNY Millenium Partners, LP, Millenium Global Offshore Ltd., Potomac Capital Partners, LP, and Potomac Capital International Ltd., the Company sold 158,095 shares of Common Stock for $4.74 (95% of an average market price) and issued warrants to purchase 39,524 shares of Common Stock at a price equal to $5.74 per share. Pursuant to the same Securities Purchase Agreements dated January 17, 2002, the Company sold 12,270 shares of Common Stock for $4.74 (95% of an average market price) and issued warrants to purchase 3,068 shares of Common Stock at a price equal to $5.74 per share to its officers Angelo S. Morini, Christopher New, LeAnn Hitchcock and Kulbir Sabharwal. All of the warrants are exercisable until January 17, 2007. The Company received total proceeds of $808,212 related to the sale of these shares of Common Stock.

On June 26, 2002, the Company signed a $550,000 promissory note with Excalibur Limited Partnership, one of the holders of the Company's Series A Preferred Stock. In consideration of the note, the Company issued Excalibur Limited Partnership a warrant to purchase 30,000 shares of Common Stock which are exercisable until June 26, 2007 at a price equal to $5.50 per share. This note was non-interest bearing assuming that it was repaid on or before July 26, 2002. This note was secured by 250,000 shares of Common Stock owned by the Angelo S. Morini, the Company's Chief Executive Officer and President. On June 26, 2002, the Company received $500,000 in cash. The additional $50,000 is payment due for consulting fees provided by Excalibur Limited Partnership in accordance with a consulting agreement entered into on June 26, 2002, which expires December 31, 2002.

In accordance with Regulation D and pursuant to a certain Common Stock and Warrants Purchase Agreement dated June 28, 2002, the Company sold 367,647 shares of Common Stock for $4.08 (85% of an average market price) and issued warrants to purchase 122,549 shares of Common Stock at a price equal to $5.52 per share to Stonestreet Limited Partnership. In connection with such sale, the Company issued 7,812 shares of Common Stock to Stonestreet Corporation and 4,687 shares of Common Stock to H&H Securities Limited in exchange for their services as finders. Registration of all of these shares, including the shares underlying the warrants, is to be completed within 120 days of issuance. Per the terms of the agreement, the Company received net proceeds of $930,000, after the repayment of a $550,000 promissory note dated June 26, 2002 and payment of $20,000 for Stonestreet Limited Partnership's costs and expenses related to the purchase of these shares of Common Stock.

Management believes that with the proceeds received in connection with its credit facilities and equity financings together with cash flow from current operations, the Company will have enough cash to meet its current liquidity needs based on current operation levels. However, substantial additional financing is necessary to meet the demands of expected future higher sales volumes and to refinance the FINOVA Capital and FINOVA Mezzanine loans that will mature in July 2003. The Company is currently conducting negotiations and undergoing a preliminary due diligence process with a potential third party lender than would replace FINOVA Capital as our primary asset-based lender. In the event that FINOVA is not replaced before the quarter ended September 30, 2002, the Company believes that it will be in compliance with the new FINOVA loan covenants established in the June 26, 2002 waiver and amendment documents.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The Company leases its operating facilities and certain equipment under operating and capital leases, expiring at various dates through fiscal year 2007. In addition, the Company has several loan obligations as described in detail above. The table below summarizes our obligations for indebtedness and lease obligations as of March 31, 2002:

Indebtedness & Lease Obligations           2003          2004          2005          2006          2007         Total
------------------------------------------------------------------------------------------------------------------------
FINOVA Capital credit facility          $             $5,523,875    $             $             $             $5,523,875

FINOVA Mezzanine subordinated loan                     4,000,000                                               4,000,000

SouthTrust N.A. term loan                1,209,000     1,116,000     6,545,535                                 8,870,535

SouthTrust N.A. bridge loan                600,000       400,000                                               1,000,000

Capital Lease Obligations                  349,380       302,247       269,865       162,044                   1,083,536

Operating Leases                        $  857,000    $  811,000    $  573,000    $  339,000    $  211,000    $2,791,000
                                        --------------------------------------------------------------------------------
     Totals                              3,015,380    12,153,122     7,388,400       501,044       211,000    23,268,946
                                        ================================================================================

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the FASB issued SFAS No. 141, "Business Combinations" which addresses the financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, "Business Combinations," and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." SFAS No. 141 requires that all business combinations be accounted for by a single method, the purchase method, modifies the criteria for recognizing intangible assets, and expands disclosure requirements. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001. The adoption of SFAS No. 141 did not have a material effect on the Company's results of operations or financial position for the year ended March 31, 2002.

In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" which addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." SFAS No. 142 addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in financial statements upon their acquisition and after they have been initially recognized in the financial statements. SFAS No. 142 requires that goodwill and intangible assets that have indefinite useful lives not be amortized but rather tested at least annually for impairment, and intangible assets that have finite useful lives be amortized over their useful lives. SFAS No. 142 provides specific guidance for testing goodwill and intangible assets that will not be amortized for impairment. In addition, SFAS No. 142 expands the disclosure requirements about goodwill and other intangible assets in the years subsequent to their acquisition. SFAS No. 142 is effective for our fiscal year 2003. Impairment losses for goodwill and indefinite-life intangible assets that arise due to the initial application of SFAS No. 142 are to be reported as resulting from a change in accounting principle. However, goodwill and intangible assets acquired after June 30, 2001 will be subject immediately to provisions of SFAS
142. Adoption of SFAS No. 142 will not have a material effect on the Company's results of operations or financial position.

In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," it retains the fundamental provisions of those Statements. SFAS No. 144 becomes effective for fiscal years beginning after December 15, 2001. The Company is currently evaluating the impact of SFAS No. 144 on its financial statements.

RISK FACTORS

In addition to the other information in this Form 10-K, the following factors should be considered carefully in evaluating our business and prospects. If any of the following risks actually occur, they could seriously harm our business, financial condition, results of operations or cash flows. This could cause the trading price of our common stock to decline and you could lose all or part of your investment. For the purposes of this "RISK FACTORS" section, the terms "we," "us," "our" and similar terms refer to the Company.

WE HAVE PREVIOUSLY BEEN IN TECHNICAL DEFAULT OF OUR CREDIT FACILITIES.
We have a revolving credit line from FINOVA Capital Corporation, and term loans from FINOVA Mezzanine Capital Inc. and SouthTrust Bank, N.A., which had outstanding balances as of June 27, 2002 of $4,823,791, $4,000,000, and $8,593,734, respectively. Substantially all of our assets are pledged as collateral to secure outstanding borrowings under such loans. We were in violation of the minimum operational cash flow to contractual debt service ratio, the funded debt to EBITDA ratio, and the capital expenditure limitation under our credit facilities for the fiscal year ended March 31, 2001, the fiscal quarters ended June 30, September 30, and December 31, 2001, and for the fiscal year ended March 31, 2002.

FINOVA Capital agreed to amend such covenants and to waive those violations for the fiscal year ended March 31, 2001 and the fiscal quarter ended June 30, 2001 pursuant to that certain Amendment and Limited Waiver to Security Agreement dated July 13, 2001. In consideration for this waiver and amendment, we accepted an increase in the interest rate on the line of credit to prime plus 2% and paid a fee in the amount of $100,000. FINOVA Mezzanine also agreed to waive the violations of its covenants for the fiscal year ended March 31, 2001 and the fiscal quarter ended June 30, 2001, and to amend those covenants for future fiscal quarters pursuant to a letter agreement dated July 12, 2001 and amendments to the subordinated notes. In consideration of the waiver, we accepted an increase in the interest rate to from 11.5% to 13.5% per annum on the subordinated loans, and agreed to pay an amendment/waiver fee in the amount of $20,000, which was paid in January 2002.

As of November 14, 2001, we entered into an Amendment and Limited Waiver to Security Agreement with FINOVA Capital pursuant to which FINOVA Capital waived our duty to comply with such financial covenants for the fiscal quarter ended September 30, 2001. Additionally, the Amendment and Limited Waiver to Security Agreement also provided for an acceleration of the maturity date of the line of credit from August 1, 2003 to October 15, 2002, and the paid an amendment/waiver fee in the amount of $50,000. In connection with the aforementioned waivers and amendments, we also entered into an Intellectual Property Security Agreement whereby we granted FINOVA Capital a security interest in all of our intellectual property and other proprietary property. FINOVA Mezzanine also agreed to waive the violations to its covenants for the fiscal quarter ended September 30, 2001 pursuant to a letter agreement dated as of

November 14, 2001 and certain amendments to the subordinated notes. In consideration of the waiver, we accepted an acceleration of the maturity date of the subordinated notes from August 1, 2003 to October 15, 2002, and agreed to pay an amendment/waiver fee in the amount of $10,000, which was paid in January 2002.

On February 13, 2002, we entered into an Amendment and Limited Waiver to Security Agreement with FINOVA Capital pursuant to which FINOVA Capital waived our duty to comply with such financial covenants for the fiscal quarter ended December 31, 2001. This Amendment and Limited Waiver to Security Agreement required an increase in the interest rate from prime plus two percent to prime plus four percent and a payment of an amendment/waiver fee in the amount of $50,000 which was paid over six weeks. Additionally, FINOVA Mezzanine also agreed to waive the violations to its covenants for the fiscal quarter ended December 31, 2001. In consideration of the waiver, FINOVA Mezzanine required an increase in the interest rate from 13.5% to 15.5% along with an amendment/waiver fee in the amount of $10,000 that was paid over six weeks.

In June 2002, we notified FINOVA Capital and FINOVA Mezzanine that we had failed to comply with the minimum operational cash flow to contractual debt service ratio and the funded debt to EBITDA ratio. FINOVA Capital agreed to waive those violations for the fiscal year ended March 31, 2002 and the fiscal quarter ended June 30, 2002 and to amend such covenants for the fiscal quarters beginning July 1, 2002, pursuant to a certain Amendment and Limited Waiver to Security Agreement dated June 26, 2002. FINOVA Capital extended the maturity date from October 15, 2002 to July 1, 2003, removed any prepayment penalties, reduced the credit line from $13 million to $7.5 million, reduced the inventory limit from $6 million to $3 million, and will reduce the inventory advance rate by 1% per month beginning July 1, 2002 (from a current level of 50% to 37% by the maturity date). FINOVA Mezzanine also agreed to waive the violations of its covenants for the fiscal year ended March 31, 2002 and the fiscal quarter ended June 30, 2002, and to amend those covenants for future fiscal quarters pursuant to a letter agreement dated June 26, 2002 and amendments to the subordinated notes. In consideration of the waivers and covenant amendments, we accepted a facility fee of $413,500, which shall be deemed fully earned on June 26, 2002, $172,500 of which shall be due and payable on the earliest of (a) July 1, 2003, (b) the occurrence of an event of default under the loan, or (c) the date on which we repay either all of the obligations to FINOVA Capital under the Loan Agreement or any portion of our principal obligations to FINOVA Mezzanine under the FINOVA Mezzanine Loan Documents; and $241,000 of which shall be due and payable upon FINOVA Mezzanine's exercise of its warrants.

The term loan and the short-term bridge loan from SouthTrust Bank, N.A.contain certain financial and operating covenants. We were in violation of all financial covenants at March 31, 2002. On June 27, 2002, we received a waiver for the year ended March 31, 2002 and for all future periods through July 1, 2003.

At no time has FINOVA Capital, FINOVA Mezzanine or SouthTrust N.A.. delivered to us a notice of default of the line of credit or the subordinated loans as a result of the above mentioned failures.

OUR PRIMARY LENDER HAS REDUCED THE LEVELS OF INVENTORY AND ACCOUNTS RECEIVABLE UPON WHICH WE CAN BORROW.
Our revolving credit line from FINOVA Capital Corporation finances our working capital needs and is secured by our inventory and accounts receivable. The amounts we can borrow under our credit line fluctuates based upon our amounts of eligible inventory and accounts receivable. FINOVA Capital has significant discretion in determining what inventory and accounts receivable constitute eligible inventory and accounts receivable. Recently, FINOVA Capital has determined that certain of our inventory and accounts receivable do not meet their eligibility standards. This determination has reduced, and may continue to reduce, the amounts that we can borrow under our revolving line of credit. The reduction in our borrowing availability under our line of credit has negatively affected, and will continue to negatively affect, our ability to meet customer orders, remain current with our creditors and, generally, to operate our business. Further reductions in the amounts that we can borrow under our revolving line of credit will significantly increase the negative effects on the operation on our business and may prevent us from being able to continue to operate our business.

WE MAY NEED ADDITIONAL FINANCING AND SUCH FINANCING MAY NOT BE AVAILABLE.
We have incurred substantial debt in connection with the financing of our business. The aggregate amount outstanding of our borrowing under our various credit facilities is approximately $17,417,525 as of June 27, 2002. In addition to two term loan credit facilities, we have obtained a revolving line of credit from FINOVA Capital Corporation in the maximum principal amount of $7,500,000 through which we finance our day-to-day working capital needs. The line of credit is secured in part by our accounts receivable and inventory. The amounts that we can borrow under the line of credit fluctuate based on our inventory and accounts receivable levels. Generally, we borrow the maximum amount available to us under our line of credit and under other credit facilities. As of June 27, 2002, the maximum amount we could borrow under our revolving credit line totaled approximately $4,974,863. If we are unable to generate sufficient cash flow or borrow additional amounts to fund our working capital needs and to pay our debts, we will be required to seek additional financing in the near future. We do not know if we can obtain additional financing or if the terms of any required financing will be acceptable to us. If we are unable to fund our working capital needs and additional growth through our existing credit facilities, cash flow or additional financing, or if additional financing is not available under acceptable terms to us, our business, prospects, results of operations, cash flows and future growth will be negatively affected.

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

As of June 27, 2002, 72,646 shares of our Series A convertible preferred stock were issued and outstanding. The Series A stock is subject to certain designations, preferences and rights set forth in our Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock, including the right to convert such shares into shares of common stock at any time, at a current conversion rate (subject to appropriate adjustment for stock splits, stock dividends, recapitalizations and other events) equal to the quotient of:

     o $48.18, plus all accrued dividends that are then unpaid for each share of Series A stock then held by the holder,

     divided by,

     o the lesser of (x) $4.08 or (y) 95% of the average of the two lowest closing bid prices on the American Stock Exchange of the common stock out of the fifteen trading days immediately prior to conversion; provided that, in certain circumstances, such amount may not fall below $3.10.

In no case, however, shall any holder of Series A stock be permitted to convert Series A stock in an amount that would cause such holder to beneficially own, in the aggregate, such number of shares of common stock which would exceed 9.99% of the aggregate outstanding shares of common stock.

Each holder of Series A stock is also entitled to receive a stock dividend equal to 10% of the holder's shares of Series A stock for the first year after issuance and a stock dividend equal to 8% of the holder's shares of Series A stock for each of the subsequent three years thereafter. All accrued dividends shall become payable upon the conversion of the shares of Series A stock. As of June 27, 2002, each of the holders of the Series A Preferred Stock are also entitled to an additional 3,632 shares of Series A stock due to accrued stock dividends on their initial purchase of the Series A stock. The holders of the Series A stock are entitled to a liquidation preference, prior to the payment of any amounts payable to the holders of the common stock, in an amount per share equal to the $48.18, plus all accrued dividends that are unpaid for each share of Series A stock then held by the holder. Although we may authorize and issue additional or other preferred stock which is junior in rank to the Series A stock with respect to the preferences as to distributions and payments upon our liquidation, dissolution or winding up, as long as at least 25% of the Series A stock ever issued is outstanding, we may not authorize or issue capital stock which is of equal or senior rank to the Series A stock with respect to such rights and preferences without the prior written consent of the holders of no less than 60% of the then-outstanding shares of the Series A stock. Each holder of Series A stock has the right to require us to redeem all or any part of the Series A stock at any time subsequent to the fourth anniversary of the date of issuance of the Series A stock to such holder or upon the occurrence of certain other events. If the conversion price falls below $3.10, then, upon delivery of notice thereof from a holder of Series A Stock, we have the right to redeem all or any part of the Series A stock, depending upon the length of time the conversion price is less than $3.10.

We have no present plans to issue any additional shares of Series A stock or any other preferred stock.

WE CANNOT CONTROL THE TIMING OR VOLUME OF SALES OF A SUBSTANTIAL NUMBER OF SHARES OF OUR COMMON STOCK.
As of June 27, 2002, approximately 5,920,000 shares of the 11,541,043 shares of our issued and outstanding common stock were freely tradable (unless acquired by one of our "affiliates") under the Securities Act of 1933. All of the shares which are not freely tradable are "restricted securities" within the meaning of Rule 144 promulgated by the Securities and Exchange Commission under the Securities Act, and may be sold in open market transactions after the holding period under Rule 144 with respect to such transaction has been met. As to shares subject to outstanding options and warrants, the one-year holding period generally will not begin until the shares underlying such options or warrants actually have been acquired. After the one-year holding period has been met, each holder generally may sell, every three months in brokerage transactions, an amount equal to the greater of one percent of our outstanding common stock or the amount of the average weekly trading volume during the four weeks preceding the sale. After two years, unless any such holder is one of our "affiliates," such sales can be made without restriction.

As of June 27, 2002, 72,646 shares of our Series A convertible preferred stock were issued and outstanding. The Series A stock is subject to certain designations, preferences and rights set forth in our Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock, including the right to convert such shares into shares of common stock at any time. We registered 1,557,895 shares of our common stock to cover the number of shares required to be issued upon conversion of the Series A stock assuming the conversion price were to fall 50% below the conversion price on April 6, 2001. We have agreed with the holders of the Series A stock to maintain the effectiveness of any registration of the common stock into which the Series A stock is convertible until the earlier of (a) the date that all of such common stock may be sold pursuant to Rule 144(k) under the Securities Act, or (b) the date on which (i) all of such common stock have been sold and (ii) none of the Series A stock is outstanding, or (c) April 6, 2003.

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

THE CHIEF EXECUTIVE OFFICER OWNS A LARGE PERCENTAGE OF THE OUTSTANDING SHARES, WHICH COULD MATERIALLY LIMIT THE OWNERSHIP RIGHTS OF EXISTING STOCKHOLDERS.
As of June 27,  2002,  Angelo  S.  Morini,  our  founder,  President  and  Chief
Executive Officer, beneficially owned approximately 30% of our current outstanding common stock and held options which, if exercised and assuming the exercise of no other outstanding options or warrants, would give him approximately 46% of our issued and outstanding common stock. Shareholders may be unable to elect any members of the board of directors or exercise significant control over us or our business as a result of Mr. Morini's ownership.

SHAREHOLDERS MAY EXPERIENCE FURTHER DILUTION.
We have a substantial number of outstanding options and warrants to acquire shares of common stock. A total of 4,504,821 shares have been reserved for issuance upon exercise of options and warrants that we have granted or may grant in the future. A total of 2,863,076 of these options and warrants are "in the money" and are currently exercisable as of June 27, 2002. "In the money" generally means that the current market price of the common stock is above the exercise price of the shares subject to the warrant or option. The issuance of common stock upon the exercise of these options and warrants could adversely affect the market price of the common stock or result in substantial dilution to our existing stockholders.

As of June 27, 2002, 72,646 shares of our Series A convertible preferred stock were issued and outstanding, plus an additional 7,264 shares of Series A stock in accrued stock dividends due to the holders of Series A stock upon conversion. The Series A stock is subject to certain designations, preferences and rights set forth in our Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock, including the right to convert such shares into shares of common stock at any time. The issuance of common stock upon the conversion of the Series A stock could negatively affect the market price of the common stock or result in substantial dilution to our existing stockholders.

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

BECAUSE THE MAJORITY OF OUR CUSTOMER ORDERS REQUIRE SHIPMENT OF INDIVIDUALLY WRAPPED CHEESE SLICES, THE LOSS OF CERTAIN PRODUCTION MACHINES WOULD NEGATIVELY IMPACT OUR BUSINESS.
On May 17, 2002, Schreiber Foods, Inc. of Green Bay Wisconsin filed a lawsuit against the Company in the federal district court for the Eastern District of Wisconsin, being Case No. 02-C-0498, alleging various acts of patent infringement. The Complaint alleges that the Company's machines for wrapping of individual cheese slices, manufactured by Kustner Industries, S.A. of Switzerland, known as models KE and KD, and the Company's machines for producing individually wrapped slices manufactured by Hart Design Mfg., Inc. of Green Bay, Wisconsin, infringe unspecified claims of U.S. Patents Nos. 5,440,860, 5,701,724 and 6,085,680. Additionally, the Complaint refers to U.S. Patent No. 5,112,632, but it does not explicitly allege infringement of that patent; because the case is in the earliest stages, there has not yet been an opportunity to determine whether Schreiber Foods intends to pursue allegations of infringement of the 5,112,632 Patent against the Company. Schreiber Foods is seeking a preliminary and permanent injunction prohibiting the Company from further infringing acts and is also seeking damages in the nature of either lost profits or reasonable royalties.

Several years prior to the filing of the lawsuit against the Company, the Company modified the seals on its Kustner machines to make them more technologically safe and superior. The seals on the two Hart Design machines were modified by the manufacturer from the standard Hart Design configuration at Galaxy's request and were delivered to the Company as modified.

The Company believes that these modifications are such that the modified machines do not literally infringe upon any of the identified patents, and the Company will vigorously defend this position. However, a formal opinion from patent counsel has not yet been obtained in that regard, given the recent filing date of the lawsuit. Therefore, the Company is not in a position at this time to express a view on the likelihood that it will succeed in its position, nor in the amount of damages that might be awarded against it should it be unsuccessful in that regard.

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

COMPETITION IN OUR INDUSTRY IS INTENSE.
Competition in our segment of the food industry is intense. We believe that as consumers become more interested in healthy food alternatives the competition in our markets will increase substantially. Our primary competition consists of equally sized companies such as Tree of Life, White Wave, Yves and Tofutti Brands, that manufacture soy-based products, such as alternative cheese slices, sour creams, cream cheese and related products. In addition, we compete with major companies such as Kraft, which produces products under the Kraft Free(R) label, Borden's, and ConAgra, which produces products under the Healthy Choice(R) label. Each of these companies has substantially greater name recognition and greater research and development, marketing, financial and human resources than we have. These advantages have led to a substantially greater market penetration and product acceptance than we have developed. In addition, our competitors may succeed in developing new or enhanced products which are better than our products. These companies may also prove to be more successful than us in marketing and selling these products. We cannot assure you that we will be able to compete successfully with any of these companies or achieve a greater market share than we currently possess. Increased competition as to any of our products or services could result in price reductions, reduced margins, and loss of market share, which could negatively affect our business, prospects, results of operations and financial condition.

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

THE LIQUIDITY OF OUR SHARES MAY BE NEGATIVELY IMPACTED BY THE LOW VOLUME OF TRADING OF OUR SHARES.
Although our shares are publicly traded on the American Stock Exchange, the trading market for our shares is limited. During the calendar quarter prior to June 27, 2002, the trading volume for our shares averaged nearly 20,000 shares per trading day. We do not anticipate any material increase in the trading volume for our shares. The lack of an active trading market for our shares could negatively impact stockholders' ability to sell their shares when they desire and the price which could be obtained upon a sale of shares.

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

THE MARKET PRICE OF OUR STOCK COULD BE SUBJECT TO FLUCTUATION.
The market price of our common stock could be subject to fluctuations in response to factors such as the following, some of which are beyond our control:

o    quarterly variations in our operating results;
o operating results that vary from the expectations of securities analysts and investors;
o changes in expectations as to our future financial performance, including financial estimates by securities analysts and investors;
o announcements by us or our competitors of major business developments, such as new products, services or technologies or significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;
o announcements by third parties of significant claims or proceedings against us;
o    future sales of our common stock; and
o    general market conditions.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The interest on the Company's debt to FINOVA Capital Corporation and SouthTrust Bank N.A. is floating and based on the prevailing market interest rates. For market based debt, interest rate changes generally do not affect the market value of the debt but do impact future interest expense and hence earnings and cash flows, assuming other factors remain unchanged. A theoretical 1% change in market rates in effect on March 31, 2002 with respect to the Company's anticipated debt as of such date would increase interest expense and hence increase the net loss of the Company by approximately $194,000 per year.

The Company's fiscal 2002, 2001, and 2000 sales denominated in a currency other than U.S. dollars were less than 1% of total sales and no net assets were maintained in a functional currency other than U. S. dollars at March 31, 2002, 2001 and 2000. The effects of changes in foreign currency exchange rates has not historically been significant to the Company's operations or net assets.

ITEM 8. FINANCIAL STATEMENTS.

Report of Independent Certified Public Accountants

To the Board of Directors and Stockholders
Galaxy Nutritional Foods, Inc.
Orlando, Florida

We have audited the accompanying balance sheets of Galaxy Nutritional Foods, Inc. as of March 31, 2002 and 2001 and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended March 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Galaxy Nutritional Foods, Inc. as of March 31, 2002 and 2001 and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

As explained in Note 16 to the financial statements, effective April 1, 2000 the Company changed its accounting policy with respect to slotting fees and certain advertising costs.


                                        /s/ BDO Seidman, LLP

Atlanta, Georgia
June 28, 2002

                         GALAXY NUTRITIONAL FOODS, INC.
                                 Balance Sheets

                                                                 MARCH 31,        MARCH 31,
                                                                    2002             2001
                                                                ------------     ------------
                                     ASSETS
CURRENT ASSETS:
  Cash                                                          $        168     $        500
  Trade receivables, net of allowance for doubtful
    accounts of $678,000 and $375,000                              5,283,187        8,053,561
  Inventories                                                      5,748,652       10,774,540
  Other receivables                                                       --          519,624
  Deferred tax asset                                                      --          532,000
  Prepaid expenses                                                   225,520        1,107,100
                                                                ------------     ------------

         Total current assets                                     11,257,527       20,987,325

PROPERTY AND EQUIPMENT, NET                                       24,180,636       25,303,094
DEFERRED TAX ASSET                                                        --        1,028,000
OTHER ASSETS                                                         479,387          764,707
                                                                ------------     ------------

         TOTAL                                                  $ 35,917,550     $ 48,083,126
                                                                ============     ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Book overdrafts                                               $  1,192,856     $    446,829
  Line of credit                                                   5,523,875        8,776,278
  Accounts payable                                                 5,399,143        9,456,065
  Accrued liabilities                                                994,341          143,782
  Current portion of term notes payable                            1,809,000        1,666,000
  Current portion of subordinated notes payable                           --          502,866
  Current portion of obligations under capital leases                349,380           28,755
                                                                ------------     ------------

         Total current liabilities                                15,268,595       21,020,575

TERM NOTES PAYABLE, less current portion                           8,061,535        9,614,499
SUBORDINATED NOTES PAYABLE, less current portion                   3,385,770        2,878,930
OBLIGATIONS UNDER CAPITAL LEASES, less current portion               734,156           29,825
                                                                ------------     ------------

         Total liabilities                                        27,450,056       33,543,829
                                                                ------------     ------------

COMMITMENTS AND CONTINGENCIES                                             --               --

REDEEMABLE CONVERTIBLE PREFERRED STOCK                             2,156,311               --

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value, authorized 85,000,000
    shares; 11,540,041 and 10,017,612 shares issued                  115,400          100,176
  Additional paid-in capital                                      60,717,914       51,902,100
  Accumulated deficit                                            (41,629,470)     (24,570,318)
                                                                ------------     ------------

                                                                  19,203,844       27,431,958
  Less:  Notes receivable arising from the exercise of
           stock options and sale of common stock                (12,772,200)     (12,772,200)
         Treasury stock, 26,843 shares, at cost                     (120,461)        (120,461)
                                                                ------------     ------------

         Total stockholders' equity                                6,311,183       14,539,297
                                                                ------------     ------------

         TOTAL                                                  $ 35,917,550     $ 48,083,126
                                                                ============     ============

                 See accompanying notes to financial statements

                         GALAXY NUTRITIONAL FOODS, INC.
                            Statements of Operations

YEARS ENDED MARCH 31,                                      2002             2001             2000
                                                       ------------     ------------     ------------

NET SALES                                              $ 43,581,016     $ 45,421,863     $ 42,115,672

COST OF GOODS SOLD                                       35,276,362       32,841,748       27,233,736
                                                       ------------     ------------     ------------
Gross margin                                              8,304,654       12,580,115       14,881,936
                                                       ------------     ------------     ------------

OPERATING EXPENSES:
Selling                                                   9,227,869        9,286,908        6,028,130
Delivery                                                  2,475,989        2,454,616        2,215,903
Non-cash compensation related to options & warrants       2,373,662        1,116,444           18,583
General and administrative                                5,348,513        3,323,435        3,221,436
Research and development                                    261,972          265,949          226,436
                                                       ------------     ------------     ------------
Total operating expenses                                 19,688,005       16,447,352       11,710,488
                                                       ------------     ------------     ------------

INCOME (LOSS) FROM OPERATIONS                           (11,383,351)      (3,867,237)       3,171,448
                                                       ------------     ------------     ------------

OTHER INCOME (EXPENSE):
Interest expense                                         (3,594,091)      (2,047,097)        (744,498)
Loss on disposal of assets                                 (464,190)              --               --
Other                                                       (57,520)         (25,000)          (6,390)
                                                       ------------     ------------     ------------
Total                                                    (4,115,801)      (2,072,097)        (750,888)
                                                       ------------     ------------     ------------

INCOME (LOSS) BEFORE INCOME TAXES                       (15,499,152)      (5,939,334)       2,420,560

INCOME TAX BENEFIT (EXPENSE)                             (1,560,000)         240,000        1,209,331
                                                       ------------     ------------     ------------

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING POLICY                                     (17,059,152)      (5,699,334)       3,629,891

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING POLICY                 --         (786,429)              --
                                                       ------------     ------------     ------------

NET INCOME (LOSS)                                      $(17,059,152)    $ (6,485,763)    $  3,629,891

PREFERRED STOCK DIVIDENDS                                 2,088,843               --               --
                                                       ------------     ------------     ------------

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS     $(19,147,995)    $ (6,485,763)    $  3,629,891
                                                       ============     ============     ============

BASIC NET INCOME (LOSS) PER COMMON SHARE BEFORE
  CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING POLICY     $      (1.81)    $      (0.61)    $       0.40

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING POLICY                 --            (0.08)              --
                                                       ------------     ------------     ------------

NET INCOME (LOSS) PER COMMON SHARE                     $      (1.81)    $      (0.69)    $       0.40
                                                       ============     ============     ============

DILUTED NET INCOME (LOSS) PER COMMON SHARE BEFORE
  CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING POLICY     $      (1.81)    $      (0.61)    $       0.39

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING POLICY                 --            (0.08)              --
                                                       ------------     ------------     ------------

NET INCOME (LOSS) PER COMMON SHARE                     $      (1.81)    $      (0.69)    $       0.39
                                                       ============     ============     ============

                 See accompanying notes to financial statements

                         GALAXY NUTRITIONAL FOODS, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                 Common Stock
                            ----------------------
                                                      Additional      Accumulated     Receivable for      Treasury
                              Shares     Par Value  Paid-In Capital     Deficit        Common Stock        Stock          Total
                            -------------------------------------------------------------------------------------------------------
Balance at March 31, 1999    9,183,032    $ 91,830    $47,497,322    $ (21,714,446)    $ (12,772,200)    $       --     $13,102,506

Exercise of options              1,000          10          4,705               --                --                          4,715
Issuance of common
  stock under
  employee stock
  purchase plan                    514           5          1,028               --                --             --           1,033
Issuance of warrants                --          --        786,900               --                --             --         786,900
Net income                          --          --             --        3,629,891                --             --       3,629,891
                            -------------------------------------------------------------------------------------------------------

Balance at March 31, 2000    9,184,546    $ 91,845    $48,289,955    $ (18,084,555)    $ (12,772,200)    $       --     $17,525,045

Purchase of treasury
  stock                             --          --             --               --                --       (120,461)       (120,461)
Exercise of warrants,
  net of costs                 815,000       8,150      2,444,179               --                --             --       2,452,329
Issuance of common
  stock under
  employee stock
  purchase plan                 18,066         181         67,966               --                --             --          68,147
Non-cash compensation
  related to options
  under non-recourse
  note receivable                   --          --      1,100,000               --                --             --       1,100,000
Net loss                            --          --             --       (6,485,763)               --             --      (6,485,763)
                            -------------------------------------------------------------------------------------------------------

Balance at March 31, 2001   10,017,612    $100,176    $51,902,100    $ (24,570,318)    $ (12,772,200)    $ (120,461)   $ 14,539,297

Exercise of options              4,143          41         19,480               --                --             --          19,521
Exercise of warrants           753,625       7,537      2,252,549               --                --             --       2,260,086
Issuance of common
  stock under
  employee stock
  purchase plan                 11,648         116         32,163               --                --             --          32,279
Issuance of common
  stock                        753,013       7,530      3,801,282               --                --             --       3,808,812
Issuance of warrants                                      355,692               --                --             --         355,692
Non-cash compensation
  related to options
  under non-recourse
  note receivable                   --          --      1,960,000               --                --             --       1,960,000
Dividends on
  preferred stock                   --          --       (350,000)              --                --             --        (350,000)
Discount on preferred
  stock                             --          --      2,003,770               --                --             --       2,003,770
Accretion of discount
  on preferred stock                                   (1,259,122)              --                --             --      (1,259,122)
Net loss                            --          --             --      (17,059,152)               --             --     (17,059,152)
                            -------------------------------------------------------------------------------------------------------

Balance at March 31, 2002   11,540,041    $115,400    $60,717,914    $ (41,629,470)    $ (12,772,200)    $ (120,461)    $ 6,311,183
                            =======================================================================================================

                 See accompanying notes to financial statements

                         GALAXY NUTRITIONAL FOODS, INC.
                            STATEMENTS OF CASH FLOWS

YEARS ENDED MARCH 31,                                                    2002             2001             2000
                                                                     ------------     ------------     ------------
CASH FLOWS USED IN OPERATING ACTIVITIES:
  Net Income (Loss)                                                  $(17,059,152)    $ (6,485,763)    $  3,629,891
  Adjustments to reconcile net income (loss) to net cash used in operating activities:
      Depreciation and amortization                                     2,362,900        1,605,149        1,149,729
      Amortization of debt discount                                       818,974          220,407           78,690
      Deferred tax expense (benefit)                                    1,560,000         (240,000)      (1,320,000)
      Provision for losses on trade receivables                           925,836          200,000           75,000
      Non-cash compensation related to options under non-recourse
        note receivable                                                 1,960,000        1,100,000               --
      Amortization of consulting and director fee expense paid
        through issuance of common stock warrants                         413,662           16,444           18,583
      Loss on disposal of assets                                          464,190               --               --
      (Increase) decrease in:
        Trade receivables                                               1,844,538         (796,625)      (3,103,158)
        Inventories                                                     5,025,888       (1,751,592)      (2,787,211)
        Other receivables                                                 519,624         (223,333)         (67,740)
        Prepaid expenses                                                1,070,866          414,534         (893,918)
      Increase (decrease) in:
        Accounts payable                                               (4,056,922)       4,439,509        1,705,513
        Accrued liabilities                                               500,559          (23,552)        (301,179)
                                                                     ------------     ------------     ------------

   NET CASH USED IN OPERATING ACTIVITIES                               (3,649,037)      (1,524,822)      (1,815,800)
                                                                     ------------     ------------     ------------

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
  Purchase of property and equipment                                     (140,277)     (10,887,497)      (4,404,501)
  (Increase) decrease in other assets                                     227,349           78,136         (103,632)
                                                                     ------------     ------------     ------------

   NET CASH FROM (USED IN) INVESTING ACTIVITIES                            87,072      (10,809,361)      (4,508,133)
                                                                     ------------     ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Book overdrafts                                                         746,027       (1,247,924)       1,191,811
  Net borrowings (payments) on line of credit                          (3,252,403)       6,313,207          872,082
  Borrowings on term notes payable                                             --        7,380,593        3,992,906
  Repayments on term note payable                                      (1,409,964)         (93,000)      (2,806,847)
  Borrowings on subordinated note payable                                      --          123,183        3,876,817
  Repayments on subordinated note payable                                (815,000)              --               --
  Principal payments on capital lease obligations                        (539,399)         (41,613)        (366,816)
  Financing costs for long term debt                                           --          (47,832)        (441,497)
  Purchase of treasury stock                                                   --         (120,461)              --
  Proceeds from issuance of common stock, net of offering costs         3,841,091           68,147            1,033
  Proceeds from exercise of common stock warrants, net of costs         2,070,801               --               --
  Proceeds from issuance of preferred stock, net of costs               2,900,959               --               --
  Proceeds from exercise of common stock options                           19,521               --            4,715
                                                                     ------------     ------------     ------------

   NET CASH FROM FINANCING ACTIVITIES                                   3,561,633       12,334,300        6,324,204
                                                                     ------------     ------------     ------------

NET INCREASE (DECREASE) IN CASH                                              (332)             117              271

CASH, BEGINNING OF YEAR                                                       500              383              112
                                                                     ------------     ------------     ------------

CASH, END OF YEAR                                                    $        168     $        500     $        383
                                                                     ============     ============     ============

                 See accompanying notes to financial statements.

                         GALAXY NUTRITIONAL FOODS, INC.
                          NOTES TO FINANCIAL STATEMENTS

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     ------------------------------------------

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

     INVENTORIES Inventories are valued at the lower of cost (weighted average, which approximates FIFO) or market.

     PROPERTY AND EQUIPMENT
     Property and equipment are stated at cost. Depreciation and amortization are computed over the estimated useful lives of the assets by the straight-line method for financial reporting and by accelerated methods for income tax purposes. Capital leases are recorded at the lower of fair market value or the present value of future minimum lease payments. Assets under capital leases are amortized by the straight-line method over their useful lives.

     REVENUE RECOGNITION
     Sales are recognized upon shipment of products to customers. The Company offers a right of return policy to certain retail customers in the conventional grocery stores and mass merchandising industry. If the product is not sold during its shelf life, the Company will allow a credit for the unsold merchandise. Since the shelf life of the Company's products range from 6 months to one year, the Company historically averages less than 2% in credits for unsold product. The Company's reserve on accounts receivable takes these potential future credits into consideration.

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

     FINANCIAL INSTRUMENTS
     Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2002.

     The  respective  carrying  value  of  certain  on-balance-sheet   financial
     instruments approximated their fair values. These financial instruments include cash, trade receivables, book overdrafts, accounts payable and accrued liabilities. Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand. The fair value of the Company's long-term debt, subordinated debt, and capital leases is estimated based upon the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities.

     IMPAIRMENT OF LONG-LIVED ASSETS
     The Company evaluates impairment of long-lived assets in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (SFAS 121). SFAS 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. There were no such impairments at March 31, 2002.

                         GALAXY NUTRITIONAL FOODS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)

     INCOME TAXES
     Deferred income taxes are recognized for the tax consequences of temporary differences between the financial reporting bases and the tax bases of the Company's assets and liabilities in accordance with SFAS No. 109. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

     USE OF ESTIMATES
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expense during the reporting period. The Company's significant estimates include the allowance for doubtful accounts receivable and valuation of deferred taxes and warrants. Actual results could differ from those estimates.

     SEGMENT INFORMATION
     The Company does not identify separate operating segments for management reporting purposes. The results of operations are the basis on which management evaluates operations and makes business decisions. The Company's sales are generated primarily within the United States of America.

     RECENT ACCOUNTING PRONOUNCEMENTS
     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" which addresses the financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, "Business Combinations," and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." SFAS No. 141 requires that all business combinations be accounted for by a single method, the purchase method, modifies the criteria for recognizing intangible assets, and expands disclosure requirements. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001. The adoption of SFAS No. 141 did not have a material effect on our results of operations or financial position for the year ended March 31, 2002.

     In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" which addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." SFAS No. 142 addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in financial statements upon their acquisition and after they have been initially recognized in the financial statements. SFAS No. 142 requires that goodwill and intangible assets that have indefinite useful lives not be amortized but rather tested at least annually for impairment, and intangible assets that have finite useful lives be amortized over their useful lives. SFAS No. 142 provides specific guidance for testing goodwill and intangible assets that will not be amortized for impairment. In addition, SFAS No. 142 expands the disclosure requirements about goodwill and other intangible assets in the years subsequent to their acquisition. SFAS No. 142 is effective for our fiscal year 2003. Impairment losses for goodwill and indefinite-life intangible assets that arise due to the initial application of SFAS No. 142 are to be reported as resulting from a change in accounting principle. However, goodwill and intangible assets acquired after June 30, 2001 will be subject immediately to provisions of SFAS 142. Adoption of SFAS No. 142 will not have a material effect on our results of operations or financial position.

     In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," it retains the fundamental provisions of those Statements. SFAS No. 144 becomes effective for fiscal years beginning after December 15, 2001. We are currently evaluating the impact of SFAS No. 144 on our financial statements.

                         GALAXY NUTRITIONAL FOODS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)

     RECLASSIFICATIONS

     Certain items in the financial statements of prior periods have been reclassified to conform to current period presentation.

(2)  INVENTORIES

     Inventories are summarized as follows:

                                                 March 31, 2002  March 31, 2001
                                                 --------------  --------------

     Raw materials                                $  2,482,458    $  4,314,685
     Finished goods                                  3,266,194       6,459,855
                                                 --------------  --------------

     Total                                        $  5,748,652    $ 10,774,540
                                                 ==============  ==============

(3)  PREPAID EXPENSES
     ----------------

     Prepaid expenses are summarized as follows:

                                                 March 31, 2002  March 31, 2001
                                                 --------------  --------------

     Prepaid advertising                          $         --    $    587,764
     Prepaid commissions                               173,512         210,914
     Other                                              52,008         308,422
                                                 --------------  --------------

     Total                                        $    225,520    $  1,107,100
                                                 ==============  ==============

     The Company expenses the production costs of advertising the first time the advertising takes place. During fiscal 2001, the Company changed its accounting policy with regards to slotting fees and direct response advertising costs to expense these costs as incurred (see Note 16).

     Advertising expense was approximately $762,000, $2,438,000, and $904,000 during fiscal 2002, 2001, and 2000, respectively.

(4)  PROPERTY AND EQUIPMENT
     ----------------------

     Property and equipment are summarized as follows:

                                    Useful Lives  March 31, 2002  March 31, 2001
                                    ------------  --------------  --------------

     Leasehold improvements         10-25 years    $ 3,185,490     $ 3,185,490
     Machinery and equipment         5-20 years     26,934,763      17,227,959
     Equipment under capital
      leases                         7-15 years      1,658,375         314,543
     Construction in progress                               --      10,104,846
                                                  --------------  --------------

                                                    31,778,628      30,832,838
     Less accumulated depreciation
      and amortization                               7,597,992       5,529,744
                                                  --------------  --------------

     Property and equipment, net                   $24,180,636     $25,303,094
                                                  ==============  ==============

                         GALAXY NUTRITIONAL FOODS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)

     Interest in the amount of $826,725 and $490,442 was capitalized to construction in progress during the years ended March 31, 2001 and 2000, respectively.

(5)  LINE OF CREDIT AND LONG-TERM DEBT
     ---------------------------------

     As of March 31, 2002, the Company had a line of credit with a maximum principal amount of $13 million from FINOVA Capital Corporation, the proceeds of which were are for working capital purposes. The amount that we can borrow under the line of credit is based on a formula of up to 85% of eligible accounts receivable plus 50% of eligible inventories not to exceed $6,000,000, as defined in the agreement. The line of credit is secured by all accounts receivable, inventory, machinery, equipment, trademarks and patents owned by us. Interest is payable monthly on the outstanding draws on the line of credit at a rate of prime plus four percent (8.75% at March 31, 2002). The line of credit expires on October 15, 2002 at which time the entire outstanding principal amount of the line of credit, and all accrued but unpaid interest thereon, is due and payable in full. As of March 31, 2002, the Company had an outstanding balance of $5,523,875.

     On September 30, 1999, the Company obtained a $4 million subordinated loan from FINOVA Mezzanine Capital, Inc. to finance additional working capital and capital improvement needs. The Company received loan proceeds in the amount of $3,620,000 after paying loan costs of $380,000. Amounts outstanding under the loan are secured by a subordinated lien on substantially all of our assets. A balloon payment of the entire principal amount of the loan, and all accrued but unpaid interest thereon, is due upon maturity in October 2002. The interest rate applicable to the loan was increased in July 2001 from 11.5% to 13.5%. In February 2002, the interest rate increased to 15.5%. In consideration of the loan, the Company issued to FINOVA Mezzanine a warrant to purchase 915,000 shares of our common stock at an exercise price of $3.41 per share which represented 80% of the fair value of our stock on the date the warrant was issued. The warrant was valued at $786,900 which was recorded as a debt discount and is being amortized to interest expense from the date of issuance of the note to the maturity date of the note. As of March 31, 2002, the Company had an outstanding balance of $3,385,770 under this loan, which includes principal of $4,000,000 less $614,230 of debt discount remaining to be amortized.

     On December 26, 2000, the FINOVA Mezzanine exercised a portion of the warrant to purchase 815,000 shares of common stock at a price of $3.41 per share. The Company received from the exercise of the warrant net proceeds of $2,452,329, after paying transaction costs of $326,822. In connection with this transaction, the Company agreed to reimburse FINOVA Mezzanine for brokerage commission and other expenses incurred by it, in connection with the sale of the 815,000 shares to the public, which were sold at a price of $3.25 per share. These costs and expenses were recorded as a reduction in the proceeds received from the exercise of the warrants. In addition, the Company agreed to guarantee the price ($4.41 per share) at which the shares would be sold to the public. The difference between the actual price received by FINOVA Mezzanine ($3.25) and the guaranteed price ($4.41) was $945,400, which was recorded as a debt discount and is being amortized over the remaining term of the subordinated note. The consideration for the difference between the exercise price of $3.41 and the guaranteed price of $4.41 was $815,000. FINOVA Mezzanine agreed to finance such amount under an additional subordinated term loan, which bore interest at an annual rate of 13.5% and was paid in full in February 2002.

     The line of credit and subordinated loans described above contain certain financial and operating covenants. In June 2002, the Company notified FINOVA Capital and FINOVA Mezzanine that it had failed to comply with the minimum operational cash flow to contractual debt service ratio and the funded debt to EBITDA ratio. FINOVA Capital agreed to waive those violations for the fiscal year ended March 31, 2002 and the fiscal quarter ended June 30, 2002 and to amend such covenants for the fiscal quarters beginning July 1, 2002, pursuant to a certain Amendment and Limited Waiver to Security Agreement dated June 26, 2002. In this waiver and amendment, FINOVA Capital extended the maturity date from October 15, 2002 to July 1, 2003, removed any prepayment penalties, reduced the credit line from $13 million to $7.5 million, reduced the inventory limit from $6 million to $3 million, and will reduce the inventory advance rate by 1% per month beginning July 1, 2002 (from a current level of 50% to 37% by the maturity date). FINOVA Mezzanine also agreed to waive the violations of its covenants for the fiscal year ended March 31, 2002 and the fiscal quarter ended June 30, 2002, and to amend those covenants for future fiscal quarters pursuant to a letter agreement dated June 26, 2002 and amendments to the subordinated notes. In consideration of the waivers and

                         GALAXY NUTRITIONAL FOODS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)

     covenant amendments, the company agreed to pay a facility fee of $413,500, which shall be deemed fully earned on June 26, 2002, $172,500 of which shall be due and payable on the earliest of (a) July 1, 2003, (b) the occurrence of an Event of Default, or (c) the date on which Borrower repays either all of the Obligations to FINOVA under the Loan Agreement or any portion of the principal Obligations of Borrower to FMC under the FINOVA Mezzanine Loan Documents; and $241,000 of which shall be due and payable upon FMC's exercise of its warrants.

     In March 2000, the Company obtained a $10 million term loan from SouthTrust Bank, N.A. This note bears interest at prime rate and is due in monthly principal installments of $93,000 plus interest. The note matures in March 2005. The balance outstanding on this note as of March 31, 2002 was $8,870,535. This note was used to pay off a prior term loan and to finance approximately $7.5 million in new equipment purchases to expand the Company's production capacity, including the new production equipment purchased and installed throughout fiscal 2001 and the beginning of fiscal 2002. This term loan is secured by certain machinery and equipment, including the new production equipment.

     In October 2000, the Company's president guaranteed a $1.5 million short-term bridge loan that it obtained from SouthTrust Bank, N.A. by pledging one million of his shares of the Company's common stock to secure the loan. Interest on this note is at the prime rate (4.75% at March 31, 2002). The loan is being paid down by monthly principal payments of $50,000 plus interest. The note matures in October 2003. The balance outstanding on this note as of March 31, 2002 was $1,000,000. In consideration of his guarantee and related pledge, the Company granted its president stock options to acquire 343,125 shares of common stock at an exercise price of $3.88 per share which was equal to the fair value of common stock at the date of the grant. Such options shall expire on December 15, 2010.

     The term loan and the short-term bridge loan from SouthTrust Bank, N.A. contain certain financial and operating covenants. The Company was in violation of all financial covenants at March 31, 2002. On June 27, 2002, the Company received a waiver for the year ended March 31, 2002 and for all future periods through July 1, 2003.

     Aggregate maturities of the term notes and subordinated notes payable over future years are as follows: 2003 - $1,809,000; 2004 - $5,516,000; and 2005
     - $6,545,535.

(6)  COMMITMENTS AND CONTINGENCIES
     -----------------------------

     LEASES
     The Company leases its operating facilities and certain equipment under operating and capital leases, expiring at various dates through its fiscal year 2007. The following is a schedule by years as of March 31, 2002, of
     (1) future minimum lease payments under capital leases, together with the present value of the net minimum lease payments and (2) future minimum rental payments required under operating leases that have initial or remaining terms in excess of one year:

                                                     Capital       Operating
                                                     Leases          Leases
                                                 --------------  --------------

     2003                                         $    396,486    $    857,000
     2004                                              328,271         811,000
     2005                                              279,053         573,000
     2006                                              163,509         339,000
     2007                                                   --         211,000
                                                 --------------  --------------

     Total net minimum lease payments                1,167,319    $  2,791,000
                                                                 ==============
     Less amount representing interest                  83,783
                                                 --------------

     Present value of the net minimum
      lease payments                                 1,083,536
     Less current portion                              349,380
                                                 --------------

     Long-term obligations under capital leases   $    734,156
                                                 ==============

                         GALAXY NUTRITIONAL FOODS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)

     The total capitalized cost for equipment under capital lease is $1,658,375 with accumulated depreciation of $289,342 as of March 31, 2002.

     Rental expense was approximately $1,009,000, $987,000, and $750,000 for the fiscal years ended March 31, 2002, 2001, 2000, respectively.

     EMPLOYMENT AGREEMENTS
     The Company currently has an employment agreement with its President, which granted a stock option to purchase a maximum of 1,357,000 shares of common stock at an exercise price of $3.31 per share. This option is currently exercisable and expires in June 2009. The agreement also provides for a salary of $300,000 and annual bonuses based on a sliding scale of pre-tax income. Additionally, if the President is terminated without cause, he will receive his annual base salary for a period of sixty months. This agreement has a rolling five-year term, which began in June 1999.

     The Company currently has employment agreements with several of its key employees that provide for a three year severance in the event they are terminated without cause.

     LITIGATION
     On May 17, 2002, Schreiber Foods, Inc. of Green Bay Wisconsin filed a lawsuit against the Company in the federal district court for the Eastern District of Wisconsin, being Case No. 02-C-0498, alleging various acts of patent infringement. The Complaint alleges that the Company's machines for wrapping of individual cheese slices, manufactured by Kustner Industries, S.A. of Switzerland, known as models KE and KD, and the Company's machines for producing individually wrapped slices manufactured by Hart Design Mfg., Inc. of Green Bay, Wisconsin, infringe unspecified claims of U.S. Patents Nos. 5,440,860, 5,701,724 and 6,085,680. Additionally, the Complaint refers to U.S. Patent No. 5,112,632, but it does not explicitly allege infringement of that patent; because the case is in the earliest stages, there has not yet been an opportunity to determine whether Schreiber Foods intends to pursue allegations of infringement of the 5,112,632 Patent against the Company. Schreiber Foods is seeking a preliminary and permanent injunction prohibiting the Company from further infringing acts and is also seeking damages in the nature of either lost profits or reasonable royalties.

     Several years prior to the filing of the lawsuit against the Company, the Company modified the seals on its Kustner machines to make them more technologically safe and superior. The seals on the two Hart Design machines were modified by the manufacturer from the standard Hart Design configuration at Galaxy's request and were delivered to the Company as modified.

     The Company believes that these modifications are such that the modified machines do not literally infringe upon any of the identified patents and the Company will vigorously defend this position. However, given the recent filing date of the lawsuit, the Company is not in a position at this time to express a view on the likelihood that it will succeed in its position, nor in the amount of damages that might be awarded against it should it be unsuccessful in that regard.

(7)  CAPITAL STOCK
     -------------

     NOTES RECEIVABLE FOR COMMON STOCK
     The Company entered into a $1,200,000 full recourse note receivable in November 1994 and a $11,572,200 full recourse note receivable in October 1995 in connection with the exercise of stock options by the Company's President. The notes were interest bearing and were secured by 2,914,286 shares of the Company's common stock. In June 1999, in connection with an amendment to the President's employment agreement (see Note 9), the notes were consolidated into a single note receivable in the amount of $12,772,200, which is the current outstanding obligation as of March 31, 2002. This new note is non-interest bearing and non-recourse and is secured by 2,914,286 shares of common stock. All accumulated and future interest on the old notes was forgiven and the term of the note was extended to June 15, 2006. Accounting Principles Board Opinion No. 25, Accounting

                         GALAXY NUTRITIONAL FOODS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)

     for Stock Issued to Employees (APB 25) indicates that the exercise of options with a non-recourse note should be treated as the grant of a stock option.

     The Financial Accounting Standards Board issued Interpretation No. 44 ("FIN 44"), which clarifies the application of APB Opinion 25 relating to the accounting consequences of various modifications to fixed stock options. FIN 44 covers specific events that occurred after December 15, 1998 and was effective as of July 2, 2000. FIN 44 clarified that when an option is repriced, it is treated as a variable option and is marked to market each quarter. The adoption of FIN 44 required the Company to change its accounting related to the above note receivable. The underlying options were required to be treated as variable due to the exchange of interest bearing recourse notes with a non-interest bearing non-recourse note. Accordingly, any differences between the exercise price of the options and the market price of the Company's common stock is recorded as compensation expense at each reporting period. The Company recorded $1,960,000 and $1,100,000 of non-cash compensation expense for the years ended March 31, 2002 and 2001, respectively, to mark the options to market in accordance with variable accounting.

     EMPLOYEE STOCK PURCHASE PLAN
     In January 1992, the Company's stockholders approved the 1991 Employee Stock Purchase Plan (the "1991 Purchase Plan"). The 1991 Purchase Plan provides for the sale of up to an aggregate of 85,714 shares of common stock to eligible employees. Up to 500 shares may be purchased by each eligible employee at the lesser of 85% of the fair market value of the shares on the first or last business day of the six-month purchase periods ending August 31 and February 28. Substantially all full-time employees are eligible to participate in the plan. During the year ended March 31, 2002, 11,648 shares were issued under this plan at prices ranging from $4.63 to $4.80 per share. During the year ended March 31, 2001, 10,264 shares were issued under this plan at prices ranging from $3.63 to $4.09 per share. During the year ended March 31, 2000, 7,802 shares were accrued and 514 shares were issued under this plan at prices ranging from $3.24 to $3.78 per share. The weighted average fair value of the shares issued were $4.78, $3.77 and $3.52 per share for the fiscal years ended March 31, 2002, 2001 and 2000, respectively. As of March 31, 2002, there were 56,014 shares available for purchase under the Plan.

     COMMON STOCK OPTIONS AND WARRANTS ISSUED FOR SERVICES
     During the fiscal years ended March 31, 2002, 2001, and 2000, consulting expense of $413,662, $16,444 and $18,583, respectively, was recognized on common stock options and warrants granted to officers, directors and consultants. This expense is included in non-cash compensation in the Company's Statements of Operations.

     STOCK WARRANTS
     At March 31, 2002, the Company had common stock warrants outstanding, which were issued in connection with sales consulting, financial consulting, and financing arrangements. Information relating to these warrants is summarized as follows:

                         GALAXY NUTRITIONAL FOODS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)

     Expiration Date                    Number of Warrants        Exercise Price
     ---------------------------        ------------------        --------------

     December 2002                            10,714                   5.04
     January 2003                              2,000                   3.31
     September 2004                          100,000                   3.41
     September 2004                            7,500                   4.25
     August 2005                               7,143                   4.48
     December 2005                            81,500                   3.90
     January 2006                             33,571                   4.81
     July 2006                                10,000                   5.00
     January 2007                             42,592                   5.74
     April 2008                               50,000                   4.40
     August 2008                               1,429                   4.82
     January 2009                              1,429                   3.94
     June 2009                               143,000                   3.31
                                        ------------------
                                             490,878
                                        ==================

     STOCK OPTIONS
     At March 31, 2002, the Company has three employee stock option plans, which were adopted in 1987, 1991, and 1996 and has granted additional non-plan stock options. Under the Company's stock option plans, qualified and nonqualified stock options to purchase up to 200,500 shares of the Company's common stock may be granted to employees and members of the Board of Directors. The maximum and typical term of options granted under the plans is ten years. Generally, options vest from zero to three years. The Company applies APB Opinion 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for these plans. Under the provisions of APB Opinion 25, if options are granted or extended at exercise prices less than fair market value, compensation expense is recorded for the difference between the grant price and the fair market value at the date of grant.

     Statement of Financial Accounting Standards No. 123 ("FAS 123"), Accounting for Stock Based Compensation, requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for the Company's stock options had been determined in accordance with the fair value based method prescribed in FAS 123. The Company estimates the fair value of each stock option at the grant date by using a Black-Scholes option-pricing model with the following assumptions used in the fiscal 2002 option-pricing model as follows: no dividend yield, 38% volatility, risk-free interest rate of 4.75%, and expected lives of ten years. Assumptions used for grants in fiscal 2001: no dividend yield, 46% volatility, risk-free interest rate ranging from 4.42% to 5.69%, and expected lives of ten years. Assumptions used for grants in 2000: no dividend yield, 43% volatility, risk-free interest rate of 4.64%, and expected lives of ten years. Had compensation cost been determined based on the fair value of options at their grant dates in accordance with FAS 123, the Company would have increased its net loss by $545,140 and $120,318 for fiscal 2002 and 2001, respectively, and reduced net income by $2,755,910 fiscal 2000. This would not have any effect on loss per share for fiscal 2002 and 2001. Basic and diluted pro forma earnings per share would have been $0.10 and $0.09, respectively for fiscal 2000.

     The  following  table  summarizes   information  about  plan  stock  option
     activity:

                                            Weighted-Average    Weighted-Average
                                             Exercise Price      Fair Value of
                                 Shares        per Share        Options Granted
                                --------    ----------------    ----------------
     Balance, March 31, 1999     108,218        $   4.73                  --
     Granted - at market             930            4.13            $   2.40
     Exercised                    (1,000)           4.71                  --
     Canceled                     (2,142)           9.94                  --
                                --------    ----------------

                         GALAXY NUTRITIONAL FOODS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)

     Balance, March 31, 2000    106,006             4.51                 --
     Granted - at market         34,608             4.25           $   2.70
     Canceled                    (6,930)            4.68                 --
                                --------    ----------------

     Balance, March 31, 2001    133,684             4.60                 --
     Granted - at market          6,858             5.52           $   3.19
     Exercised                   (4,143)            4.71                 --
     Canceled                   (32,855)            5.00                 --
                                --------    ----------------

     Balance, March 31, 2002     103,544        $   4.54                 --
                                ========    ================

     At March 31, 2002, 2001 and 2000, a total of 84,955,  88,508, and 61,261 of the outstanding plan options were exercisable with a weighted-average exercise price of $4.69, $4.97, and $4.90 per share, respectively.

     The following table summarizes information about non-plan stock option activity:

                                            Weighted-Average    Weighted-Average
                                             Exercise Price      Fair Value of
                                 Shares        per Share        Options Granted
                                --------    ----------------    ----------------

     Balance, March 31, 1999     182,858            6.86                 --
     Granted - at market       1,369,143            3.31            $  2.10
                               ---------    ----------------

     Balance, March 31, 2000   1,552,001            3.63                 --
     Granted - at market         343,125            3.91            $  2.39
     Canceled                     (7,143)           8.47                 --
                               ---------    ----------------

     Balance, March 31, 2001   1,887,983            3.66                 --
     Granted, at market          830,000            4.54            $  2.63
     Canceled                    (12,143)           6.59                 --
                               ---------    ----------------

     Balance, at
      March 31, 2002           2,705,840            3.93                 --
                               =========    ================

     At March 31, 2002,  2001,  and 2000, a total of 2,068,340,  1,881,283,  and
     1,532,956 of the outstanding non-plan options were exercisable with a weighted-average exercise price of $3.73, $3.67,and $3.61, respectively.

     The following table summarizes information about plan and non-plan stock options outstanding and exercisable at March 31, 2002:

                                  Weighted-    Weighted-                   Weighted-
                                   Average      Average                     Average       Weighted-
  Range of           Options      Remaining    Exercise       Options      Remaining       Average
Exercise Prices    Outstanding      Life         Price      Exercisable      Life       Exercise Price
------------------------------------------------------------------------------------------------------

$ 2.84 - 3.99       1,754,055     7.4 years     $ 3.42       1,748,341     7.4 years        $ 3.42
  4.00 - 4.99         817,824     9.0 years       4.47         194,949     9.0 years          4.39
  5.00 - 5.99         185,286     2.3 years       5.38         157,786     1.0 years          5.30
  6.00 - 6.99           4,858     6.5 years       6.10           4,858     6.5 years          6.10
  7.00 - 7.99           7,571     2.2 years       7.00           7,571     2.2 years          7.00
  8.00 - 8.99          32,287     4.2 years       8.47          32,287     4.2 years          8.47
 10.28 -19.25           7,503     3.0 years      12.17           7,503     3.0 years         12.17
                   -----------                              -----------

                    2,809,384                                2,153,295
                   ===========                              ===========

                         GALAXY NUTRITIONAL FOODS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)

     PREFERRED AND COMMON STOCK ISSUANCES
     On April 6, 2001, we issued to two specified investors, in accordance with an exemption from registration under Regulation D promulgated under the Securities Act of 1933, as amended, (i) an aggregate of 72,646 shares Series A convertible preferred stock, $0.01 par value, and (ii) warrants to purchase shares common stock, $0.01 par value, at an aggregate sales price of approximately $3,082,000. The shares are subject to certain designations, preferences and rights, including the right to convert each preferred share into ten shares of common stock, the right to a ten percent stock dividend after one year of issuance, and an eight percent stock dividend for the subsequent three years thereafter.

     The Series A buyers received initial warrants to purchase an aggregate of 120,000 shares of common stock. The initial warrants were exercisable for a period of five years from April 6, 2001, at a per share exercise price of $5.30. Pursuant to a letter agreement dated October 5, 2001, the Company agreed to issue additional warrants to acquire 60,000 shares of its common stock at an exercise price of $5.86 per share to each of BH Capital Investments, L.P. and Excalibur Limited Partnership. In exchange for the warrants, BH Capital Investments, L.P. and Excalibur Limited Partnership agreed to provide us certain consulting services, including the introduction of potential customers in Canada. Subsequently, we agreed to reduce the per share exercise price on all the warrants to $2.67 in order to induce BH Capital Investments, L.P. and Excalibur Limited Partnership to exercise their warrants and to gain their required approval for the private placement described below. On January 17, 2002, BH Capital Investments, L.P. and Excalibur Limited Partnership exercised all 240,000 for a total of $640,800.

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

     In connection with the issuance of the preferred stock and warrants, the Company has recorded accrued dividends of $350,000 for the 10% preferred stock dividend and $120,321 of dividends related to the beneficial conversion feature on the accrued dividends to be paid with preferred stock. The Company recorded a discount on preferred stock of $2,003,770 related to the beneficial conversion feature ($1,449,370), the fair value of the initial warrants ($277,200) and redemption warrants ($277,200) and the fair value of the mandatory redemption price. The excess of the redemption value of $4,391,861 over the initial carrying value of $523,830 was $3,868,031 and is being accreted and recorded as dividends over the redemption period (48 months) using the straight line method, which approximates the effective interest method. For the twelve months ended March 31, 2002, the Company recorded $1,259,122 of dividends related to the accretion of preferred stock.

     On September 25, 2001, the Company issued an investor, in accordance with an exemption from registration under Regulation D promulgated under the Securities Act of 1933, as amended, (i) an aggregate of 522,648 shares of common stock, $0.01 par value, and (ii) warrants to purchase 140,000 shares of common stock, $0.01 par value, at an aggregate sales price of approximately $3,000,000. Registration of the shares was completed by October 25, 2001. All 140,000 warrants were exercised in January 2002 at $4.50 per share for total proceeds of $630,000.

     In conjunction with the Series A Purchase Agreement, the Company agreed that it would not sell or enter into any agreement to sell any of its securities or incur any indebtedness outside the ordinary course of business for the time period beginning April 6, 2001 and continuing until three months after the date the investors' shares are effectively registered ("Anti-Financing Right"). To induce the investors to waive their Anti-Financing Right to allow the Company to proceed with transactions contemplated by the September 25, 2001 common stock issuance, the

                         GALAXY NUTRITIONAL FOODS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)

     Company issued 30,000 shares of common stock to each of the two investors at a per share purchase price of par value ($.01). The difference between the total purchase price ($600) and the market price of the stock on the closing date of ($360,000) is considered preferred stock dividends. This dividend amount of $359,400 is included in the computation of earnings per common share.

     Pursuant to certain Securities Purchase Agreements dated January 17, 2002, the Company sold 170,365 shares of its common stock for $4.74 (95% of an average market price) and issued warrants of 42,592 shares exercisable at $5.74 per share. The Company received proceeds of $808,212 related to the sale of these common shares.

     RESERVED
     At March 31, 2002, the Company has reserved common stock for future issuance under all of the above arrangements totaling 2,000,013 shares.

(8)  INCOME TAXES
     ------------

     The components of the net deferred tax assets consist of the following:

March 31,                                                                 2002           2001
-------------------------------------------------------------------------------------------------
Deferred tax assets:
  Net operating loss carry forwards                                   $ 10,218,000   $  6,474,000
  Nondeductible reserves                                                 1,241,000        141,000
  Investment, alternative minimum and general business tax credits         148,000        144,000
  Other                                                                    452,000        150,000
-------------------------------------------------------------------------------------------------

Gross deferred income tax assets                                        12,059,000      6,909,000
Valuation allowance                                                     (9,992,000)    (3,541,000)
-------------------------------------------------------------------------------------------------

Total deferred income tax assets                                         2,067,000      3,368,000

Deferred income tax liabilities:
  Depreciation and amortization                                         (2,067,000)    (1,808,000)
-------------------------------------------------------------------------------------------------

Net deferred income tax assets                                                  --      1,560,000
Less current portion                                                            --        532,000
-------------------------------------------------------------------------------------------------

Long-term deferred income tax asset                                             --   $  1,028,000
=================================================================================================

     The valuation allowance increased by $6,451,000 and $1,527,000 for the years ended March 31, 2002 and 2001, respectively, and decreased by $2,786,000 for the year ended March 31, 2000. The Company has recorded a valuation allowance to state its deferred tax assets at estimated net realizable value due to the uncertainty related to realization of these assets through future taxable income.

     Significant components of income tax (expense) benefit are as follows:

Years ended March 31,                       2002          2001          2000
--------------------------------------------------------------------------------

Current:
  Federal                                $       --    $       --    $ (110,669)
  State                                          --            --            --
--------------------------------------------------------------------------------

                                                 --            --      (110,669)
--------------------------------------------------------------------------------

                         GALAXY NUTRITIONAL FOODS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)

Deferred:
  Federal                                (1,353,900)      226,800     1,127,100
  State                                    (206,100)       13,200       192,900
--------------------------------------------------------------------------------

                                         (1,560,000)      240,000     1,320,000
--------------------------------------------------------------------------------

                                        $(1,560,000)   $  240,000    $1,209,331
================================================================================

     Tax expense for the year ended March 31, 2000 for the Company's liability for alternative minimum tax was $110,669. The alternative minimum tax system limits the amount of alternative minimum NOL carry forward that can be applied against current year alternative minimum income, thus creating alternative minimum taxable income. Alternative minimum tax paid is carried forward as a tax credit to offset federal tax if incurred in the future. This credit does not expire.

     The following summary reconciles differences from taxes at the federal statutory rate with the effective rate:

--------------------------------------------------------------------------------------
Years ended March 31,                                  2002        2001        2000
--------------------------------------------------------------------------------------
Federal income taxes at statutory rates                (34.0%)     (34.0%)      34.0%
Change in deferred tax asset valuation allowance        41.8%       19.2%      (72.1%)
Alternative minimum tax                                   --          --         4.6%
Non deductible expenses:
   Non deductible compensation                           4.3%        5.6%         --
   Imputed interest on note receivable                   1.5%        4.4%       12.5%
   Other                                                (3.5%)       1.4%        5.0%
Utilization of net operating loss carry forward           --          --       (34.0%)
                                                        -----      -----       -----
Income taxes (benefit) at effective rates               10.1%       (3.4%)     (50.0%)
                                                       =====       =====       =====

     Unused net operating losses for income tax purposes, expiring in various amounts from 2008 through 2021, of approximately $27,155,000 are available at March 31, 2002 for carry forward against future years' taxable income. Under Section 382 of the Internal Revenue Code, the annual utilization of this loss may be limited in the event there are changes in ownership.

(9)  RELATED PARTY TRANSACTIONS
     --------------------------

     Under the provisions of his June 1999 employment agreement, the Company entered into a $12,772,200 non-interest bearing, non-recourse loan with a maturity date of June 2006 with the Company's President. The loan consolidated two prior notes payable of $11,572,200 and $1,200,000 that resulted as a result of his exercise of 2,571,429 and 342,857 shares, respectively in prior years. At the same time, the employment agreement forgave all accumulated interest on the prior notes, waived any future interest, and set the maturity date on the consolidated note to June 15, 2006.

     Included in other receivables at March 31, 2001 on the Balance Sheet is $255,286 in advances to the Company's President. All of these advances were repaid during fiscal 2002.

     A director of the Company was paid consulting fees totaling $79,600, $27,000, and $36,000 for introductions into several large foodservice companies during the fiscal years ended March 31, 2002, 2001, and 2000, respectively.

(10) ECONOMIC DEPENDENCE
     -------------------

     For the fiscal years ended March 31, 2002, 2001 and 2000, the Company did not have any single customer that comprised more than 10% of net sales.

                         GALAXY NUTRITIONAL FOODS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)

     During fiscal 2002, the Company purchased approximately $3,522,000 from one supplier totaling approximately 12% of purchases for the fiscal year. For the fiscal years ended March 31, 2001 and 2000, the Company did not have any single supplier that comprised more than 10% of purchases.

(11) EMPLOYEE BENEFIT PLAN
     ---------------------

     The Company established a 401(k) defined contribution plan covering substantially all employees meeting certain minimum age and service requirements. The Company's contributions to the plan are determined by the Board of Directors and are limited to a maximum of 25% of the employee's contribution and 6% of the employee's compensation. Company contributions to the plan amounted to $38,911, $30,062, and $17,025 for the fiscal years ended March 31, 2002, 2001 and 2000, respectively.

(12) SUPPLEMENTAL CASH FLOW INFORMATION
     ----------------------------------

     During the year ended March 31, 2002, the Company expensed $3,348,406 through its accounts receivable reserve account that related to valid deductions taken by the customers in relation to promotions, special programs, spoils, etc. In addition, the Company recorded $189,286 related to the exercise of warrants in exchange for consulting services.

Years ended March 31,                                                     2002          2001          2000
-------------------------------------------------------------------------------------------------------------
 Non-cash financing and investing activities:
   Purchase of equipment through capital lease obligations and term
     notes payable                                                     $1,564,355    $       --    $   94,865
   Consulting and directors fees paid through issuance of common
     stock warrants                                                       413,662        16,444        18,583
   Original issuance discount related to issuance of warrants in
     connection with subordinated note payable                                 --            --       786,900
   Original issuance discount related to price guarantee on FINOVA
     transaction                                                               --       945,400            --
   Issuance of subordinated note payable related to price guarantee
     on Finova transaction                                                     --       815,000            --
   Exercise of warrants through reduction in line of credit                    --     2,321,929            --
   Preferred dividends recorded for preferred
     shareholder waiver received in exchange for
     issuance of common stock                                             359,400            --            --

Accrued preferred stock dividends and related
     beneficial conversion feature                                        470,321            --            --
Discount related to preferred stock                                     2,003,770            --            --
  Accretion of discount on preferred stock                              1,259,122            --            --
Cash paid for:
   Interest (expensed and capitalized)                                  3,579,953     2,873,822       988,970
   Income taxes                                                                --            --        95,401

                         GALAXY NUTRITIONAL FOODS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)

(13) EARNINGS PER SHARE
     ------------------

     The following is a reconciliation of basic net earnings (loss) per share to diluted net earnings (loss) per share:

Years ended March 31,                                         2002             2001             2000
--------------------------------------------------------------------------------------------------------
Net income (loss) per common share                        $(19,147,995)    $ (6,485,763)    $  3,629,891
Basic net income (loss) per common share                  $      (1.81)    $      (0.69)    $       0.40
                                                          ----------------------------------------------

Average shares outstanding - basic                          10,556,203        9,396,002        9,183,814
Potential shares exercisable under stock option plans               --               --        1,128,506
Potential shares exercisable under stock warrant
  agreements                                                        --               --          457,500
Less:  Shares assumed repurchased under treasury stock
  method                                                            --               --       (1,360,005)
                                                          ----------------------------------------------

Average shares outstanding - diluted                        10,556,203        9,396,002        9,409,815
                                                          ----------------------------------------------

Diluted income (loss) per common share                    $      (1.81)    $      (0.69)    $       0.39
                                                          ==============================================

     Potential common shares for the year ended March 31, 2002 and 2001 were not presented as their effects were antidilutive. These shares include 2,714,736 stock options and 448,286 warrants for fiscal 2002, and 1,624,693 stock options and 262,716 warrants for fiscal 2001. The above reconciliation excludes 215,575 options and 95,501 warrants for fiscal 2000 because they were anti-dilutive.

(14) FOURTH QUARTER ADJUSTMENTS
     --------------------------

     During the fourth quarter of fiscal 2002, the Company recorded the following adjustments:

     Credits and reserves issued on accounts receivable               $3,474,242
     Deferred tax valuation reserve                                    1,560,000
     Inventory write-offs                                                581,201
     Write-off of unused advertising credits                             547,386
     Disposal of fixed assets                                            464,190

     Due to the nature of the above adjustments, it is impractical to apply their effects to prior quarters.

     During the fourth quarter of fiscal 2001, the Company recorded the following adjustments:

     Decrease overhead capitalized to finished goods                  $  504,028
     Decrease costs capitalized to construction in progress              216,065

     The effect of the above fourth quarter adjustments on the previous quarter is as follows:

                         GALAXY NUTRITIONAL FOODS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)

                                                              Three Months Ended
                                                              December 31, 2000
                                                              ------------------
     Net Loss:
          As reported                                                (2,486,808)
          As restated                                                (3,206,901)

     Basic and Diluted Loss Per Share:
          As reported                                               $     (0.27)
          As restated                                                     (0.35)

     During the fourth quarter of fiscal 2000, the Company recorded the following adjustments:

     Capitalize labor, overhead and interest to construction
          in progress                                               $   720,927

     Record debt discount related to warrants issued in
     connection with subordinated note payable                          786,900

     The effect of the above fourth quarter adjustments on previous quarters is as follows:

                                                    Three Months Ended
                                         ---------------------------------------
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

(15) SCHEDULE OF VALUATION ACCOUNT
     -----------------------------

                                               Balance at      Charged to     Write-Offs,
                                               Beginning       Costs and    Retirements and    Balance at
                                                of Year         Expenses      Collections     End of Year
----------------------------------------------------------------------------------------------------------
Year Ended March 31, 2000:
  Allowance for doubtful trade receivables    $    100,000    $     90,132    $     15,132    $    175,000

Year Ended March 31, 2001:
  Allowance for doubtful trade receivables    $    175,000    $    250,212    $     50,212    $    375,000

Year Ended March 31, 2002:
  Allowance for doubtful trade receivables    $    375,000    $  4,274,242    $  3,971,242    $    678,000

     During the fiscal year ended March 31, 2002, the Company expensed through its allowance account $3,348,406 for anticipated customer promotions, spoils, etc. and expensed $925,836 related to bad debt.

                         GALAXY NUTRITIONAL FOODS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)

(16) CHANGE IN ACCOUNTING POLICY
     ---------------------------

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

                                                    Three Months Ended
                                         ---------------------------------------
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

(17) SUBSEQUENT EVENTS
     -----------------

     On June 26, 2002, the Company signed a $550,000 promissory note with Excalibur Limited Partnership, one of the holders of the Company's Series A Preferred Stock. In consideration of the note, the Company issued Excalibur Limited Partnership a warrant to purchase 30,000 shares of Common Stock, which are exercisable until June 26, 2007 at a price equal to $5.50 per share. This note was non-interest bearing assuming that it was repaid on or before July 26, 2002. This note was secured by 250,000 shares of Common Stock owned by the Angelo S. Morini, the Company's Chief Executive Officer and President. On June 26, 2002, the Company received $500,000 in cash. The additional $50,000 is payment due for consulting fees provided by Excalibur Limited Partnership in accordance with a consulting agreement entered into on June 26, 2002, which expires December 31, 2002.

     In accordance with Regulation D and pursuant to a certain Common Stock and Warrants Purchase Agreement dated June 28, 2002, the Company sold 367,647 shares of Common Stock for $4.08 (85% of an average market price) and issued warrants to purchase 122,549 shares of Common Stock at a price equal to $5.52 per share to Stonestreet Limited Partnership. In connection with such sale, the Company issued 7,812 shares of Common Stock to Stonestreet Corporation and 4,687 shares of Common Stock to H&H Securities Limited in exchange for their services as finders. Registration of all of these shares, including the shares underlying the warrants, is to be completed within 120 days of issuance. Per the terms of the agreement, the Company received net proceeds of $930,000, after the repayment of a $550,000 promissory note dated June 26, 2002 and payment of $20,000 for Stonestreet Limited Partnership's costs and expenses related to the purchase of these shares of Common Stock.

                         GALAXY NUTRITIONAL FOODS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)

(18) QUARTERLY OPERATING RESULTS (UNAUDITED)
     ---------------------------------------

     Unaudited quarterly operating results are summarized as follows:

                                                                  Three Months Ended (Unaudited)
                                                  ---------------------------------------------------------------
2002                                                March 31       December 31      September 30       June 30
----                                              ------------     ------------     ------------     ------------

Net sales**                                       $ 10,080,884     $ 10,325,699     $ 11,372,764     $ 11,801,669
Gross margin**                                         332,662        2,967,193        1,825,066        3,179,733
Net income (loss)                                   (9,950,452)         149,994       (5,016,923)      (2,241,771)
Net income (loss) for common shareholders          (10,505,757)        (181,653)      (5,893,800)      (2,566,785)
Basic and diluted net income (loss) per
  common share                                           (0.92)           (0.02)           (0.59)           (0.26)
Stockholders' equity                                 6,311,183       14,429,688       15,162,548       15,481,093

                                                                  Three Months Ended (Unaudited)
                                                  ---------------------------------------------------------------
2002                                                March 31       December 31      September 30       June 30
----                                              ------------     ------------     ------------     ------------

Net sales**                                       $ 11,771,863     $ 10,429,295     $ 12,021,093     $ 11,199,612
Gross margin**                                       1,332,717        2,967,554        4,288,145        3,991,699
Income (loss) before cumulative effect of
  change in accounting policy                       (5,400,509)      (1,700,379)         712,230          689,324
Net income (loss)                                   (5,400,509)      (2,486,808)         712,230          689,324
Basic net income (loss) per common share                 (0.57)           (0.27)            0.08             0.08
Diluted net income (loss) per common share               (0.57)           (0.27)            0.07             0.07
Stockholders' equity                                14,539,297       18,100,884       18,872,550       18,160,320

     ** In accordance with Emerging Issues Task Force ("EITF") 01-09, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)", net sales and gross margin were restated for all quarters due to the reclassification of slotting fees from selling expenses to sales. Net sales, gross margin and selling expenses were all reduced by slotting fees expenses of $164,768, $1,570,427, and $119,312 for the fiscal years ended March 31, 2002, 2001 and 2000.

                         GALAXY NUTRITIONAL FOODS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not Applicable.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table sets forth the current directors and executive officers of the Company as of June 27, 2002, as well as their respective ages and positions with the Company:

NAME                     AGE                      POSITIONS
--------------------------------------------------------------------------------

Angelo S. Morini          59   Chairman of the Board of Directors, President,
                                 and Chief Executive Officer
Douglas A. Walsh (1)      57   Director
Marshall K. Luther (1)    49   Director
Joseph Juliano (1)        51   Director
LeAnn Hitchcock           32   Chief Financial Officer
Christopher New           41   Chief Operating Officer, Chief Marketing Officer
                                 and Vice President of Strategy
Christopher Morini        47   Vice President of International Sales and
                                 Specialty Accounts
John Jackson              44   Vice President of Sales
Kulbir Sabharwal          59   Vice President of Technical Services

(1)  Audit Committee Member

The Board of Directors is currently comprised of the Chairman of the Board and three non-employee directors. The Chairman of the Board and the directors hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified. The Company's executive officers are elected by the Board and service until their successors are duly elected and qualified.


Committees of the Board of Directors.
-------------------------------------

Audit Committee. The Audit Committee consists of three directors, all of which are non-employee directors. The Board of Directors established the Audit Committee at a meeting of the Board of Directors during the fiscal year ending March 31, 2001, and at the meeting the Audit Committee adopted a written charter under which the Audit Committee operates. The Audit Committee currently consists of Messrs. Walsh, Luther and Juliano. Each of the members of the Audit Committee is independent pursuant to Section 121(B)(b)(ii) of the AMEX listing standards.

Other Committees. The Board of Directors does not currently have a standing compensation or nominating committee or any other committees, other than the Audit Committee.

Directors
---------

Angelo S. Morini has been President of the Company since its inception and is the inventor of a new way to make cheese, which he once called formagg(R). He was elected Chairman of the Board of Directors, President, and Chief Executive Officer in 1987. Between 1972 and 1980, Mr. Morini was the general manager of Galaxy Cheese Company, which operated as a sole proprietorship until its incorporation in May 1980. Prior to 1974, he was associated with the Food Service Division of Pillsbury Company and the Post Division of General Foods Company. In addition, he worked in Morini Markets, his family-owned and operated chain of retail grocery stores in the New Castle, Pennsylvania, area. Mr. Morini received a B.S. degree in Business Administration from Youngstown State University in 1968. Angelo S. Morini's brother, Christopher Morini, works for the Company as Vice President of International Sales and Specialty Accounts.
Angelo S. Morini's wife, Julie Morini, is employed by the Company in the marketing and public relations departments and serves as the Company's Corporate Secretary. Also, Mr. Morini's brother-in-law, Robert Peterson, is employed by the Company as a sales representative.

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

Executive Officers
------------------

LeAnn Hitchcock, CPA was appointed the Company's Chief Financial Officer (CFO) on October 29, 2001. Prior to this, Ms. Hitchcock was the CFO for Developed Technology Resources (DTR) and its subsidiary, FoodMaster International since July 1997. Together these companies acquired and managed dairy operations in the former Soviet Union. Ms. Hitchcock was also the CFO of Galaxy Foods Company from December 1995 to June 1997. From 1994 to 1995, she was a senior auditor for Coopers and Lybrand LLP in Orlando, FL. From 1992 to 1994, she worked for a local public accounting firm of Pricher and Company in Orlando as a senior auditor and tax accountant. Prior to 1992, Ms. Hitchcock worked for Arthur Andersen LLP as a staff auditor. Ms. Hitchcock obtained a BS in Business Administration and a BS in Accounting from Palm Beach Atlantic College in West Palm Beach, Florida in May 1990, and a Masters in Accounting Information Systems from Florida State University, Tallahassee, Florida in August 1991.

Christopher New was appointed the Company's Chief Marketing Officer and Vice President of Strategy on September 4, 2001. On December 14, 2001, the Board appointed Mr. New as Chief Operating Officer. From 1993 through 2001, Mr. New was the Vice President of Commercial Strategies & Services for Tropicana Products of Bradenton, Florida. At Tropicana, Mr. New's responsibilities included the direction and leadership of strategic planning, marketing, business development, sales planning, e-commerce, customer service and category management. Prior to his employment at Tropicana, Mr. New served as Senior Marketing Manager of Mott's USA, a division of Cadbury Schweppes, for four years. Mr. New received his M.S. in Marketing and Economics from Cornell University in 1986.

Christopher Morini has been the Vice President of International Sales and Specialty Accounts since September 2001, having formerly served as Vice President of Marketing and International Sales for the Company since 1996. Mr. Morini started with the Company as an area salesman in 1983. In 1984, Mr. Morini served as a sales manager. From 1986 through 1996, Mr. Morini has been a Vice President of the Company, where he has been responsible for various sales and marketing divisions of the Company, including the Food Service, International Sales and Retail Sales divisions. Mr. Morini received a B.S. in Economics from Slippery Rock University in 1978. Christopher Morini's brother, Angelo S. Morini, is the Chairman of the Board, Chief Executive Officer and President of the Company.

John Jackson has been Vice President of Sales for the Company since 1993. From 1985 through 1992, Mr. Jackson was Director of Sales for H.J. Heinz Company. Mr. Jackson received his B.S. in Business Administration and Accounting from Mars Hill College in 1980.

Kulbir Sabharwal has been Vice President of Technical Services for the Company since 1991. Dr. Sabharwal worked as the Director of Research and Quality Control for Gilardies Frozen Foods from 1987 to 1990 and for Fisher Cheese Company from 1972 to 1986. Dr. Sabharwal received his Ph.D. from Ohio State University in 1972.

Former Executive Officers
-------------------------

On April 1,  2001,  Keith A. Ewing was  terminated  as Chief  Financial  Officer
(CFO), Vice President and Assistant Secretary. Cynthia L. Hunter, the Company's Controller, was then appointed as the acting CFO and Corporate Secretary of the Company. On July 13, 2001, Ms. Hunter resigned as the Company's acting CFO and Corporate Secretary. On August 13, 2001, the Board of Directors appointed Jack Gallagher as the Company's CFO pursuant to an agreement with Tatum CFO Partners LLP, a partnership of career CFO's of which Mr. Gallagher is a partner. On September 10, 2001, the Company terminated the agreement with Tatum CFO Partners, LLP and removed Mr. Gallagher as CFO. On October 29, 2001, LeAnn Hitchcock was appointed as CFO.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
-------------------------------------------------------

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and the American Stock Exchange. Officers, directors and stockholders owning more than 10% of the Company's common stock are required by SEC regulations to provide the Company with copies of all the reports they file pursuant to Section 16(a).

Based solely upon the Company's review of those reports required by Section 16(a) and filed by or on behalf of the Company's officers and directors or written representations that no such reports were required the Company believes that during the fiscal year ended March 31, 2002 all of the officers and directors and stockholders owning greater than 10% of the Company's common stock complied with all applicable Section 16(a) filing requirements.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table
--------------------------

The following table sets forth the compensation of the Company's Chief Executive Officer and its four other most highly compensated executive officers (the "Named Executive Officer"), as well as a former Executive Officer, during the fiscal years ended March 31, 2002, 2001 and 2000:

                           SUMMARY COMPENSATION TABLE

                                                                       Long-Term Compensation
                                 Annual Compensation                     Awards       Payouts
            (a)                (b)      (c)        (d)        (e)         (f)          (g)           (h)        (i)
                                                             Other                                              All
                                                            Annual     Restricted    Securities                Other
                                                            Compen-       Stock      Underlying      LTIP     Compen-
Names and                    Fiscal    Salary     Bonus     sation      Award(s)    Options/SARs   Payouts    sation
Principal Position            Year      ($)        ($)        ($)          ($)          (#)          ($)     ($) (23)
----------------------------------------------------------------------------------------------------------------------
Angelo S. Morini              2002    300,000          -   31,417 (1)       -         375,000(4)      -     -  3,450
Chairman of the Board         2001    300,000          -   28,656 (2)       -         343,125(5)      -        2,700
President, and Chief          2000    300,000    125,000   20,526 (3)       -       1,357,000(6)      -        2,700
Executive Officer

Keith A. Ewing                2001    125,000          -    9,716 (8)       -               -         -        3,000
Chief Financial Officer (7)
Christopher Morini            2002    155,000          -   13,904 (9)       -          75,000(12)     -        3,450
Vice President of             2001    153,000          -   29,372 (10)      -               -         -        3,000
Int'l Sales                   2000    126,250     25,000    7,753 (11)      -               -         -        3,000

John Jackson                  2002    138,000          -   10,296 (13)      -          75,000(16)     -        1,200
Vice President of             2001    128,000          -   10,390 (14)      -               -         -        2,700
Sales                         2000    113,750     45,838   10,117 (15)      -               -         -        2,700

Christopher New               2002     89,693          -    7,583 (18)      -         100,000(19)     -            -
Chief Operating Officer (17)
LeAnn Hitchcock               2002     62,487          -      (21)          -          30,000(22)     -        2,100
Chief Financial Officer (20)

(1) For the fiscal year ended March 31, 2002, the Company paid $20,833 in lease payments for Mr. Morini's automobile lease, approximately $140 per month for automobile insurance and $8,904 in club dues for Mr. Morini.

(2) For the fiscal year ended March 31, 2001, the Company paid $18,552 in lease payments for Mr. Morini's automobile, approximately $100 per month for automobile insurance and $8,904 in club dues for Mr. Morini.

(3) For the fiscal year ended March 31, 2000, the Company paid $11,860 in lease payments for Mr. Morini's automobile and $8,666 in club dues for Mr. Morini.

(4) In April 2001, Angelo S. Morini was granted incentive stock options to acquire 375,000 shares of Common Stock at an exercise price of $4.40. One-fifth of such options shall become exercisable on each anniversary of the grant date until all such options are exercisable. Such options shall expire on April 19, 2011.

(5) In November of 2000, Angelo S. Morini guaranteed a $1.5 million short-term bridge loan to the Company from SouthTrust Bank, N.A., with one million shares of his Common Stock pledged as collateral. In consideration of his guarantee and related pledge, the Company granted stock options to acquire 343,125 shares of Common Stock at an exercise price of $3.88 per share. Such options shall expire on December 15, 2010.

(6) On June 17, 1999, the Company's Board of Directors approved to rescind the existing employment agreement with the Company's President and Chief Executive Officer, Mr. Angelo S. Morini, and to enter into new employment agreement with him. The new agreement includes a one-time grant of stock options to acquire 1,357,000 shares of Common Stock at an exercise price of $3.31 per share. Under the new agreement, the Company forgave all outstanding interest, approximately $3,000,000, on two promissory notes executed by Mr. Morini in favor of the Company in connection with the exercise of certain purchase rights and options previously granted by the Company to Mr. Morini. The new agreement also provides for a salary increase to $300,000 and decreases the annual bonus to a sliding scale of pre-tax income, beginning with the fiscal year ending March 31, 2000, and has a rolling five-year term. In conjunction with the entry into the new agreement, the Company agreed to a consolidation of Mr. Morini's two existing promissory notes in favor of the Company into a single note payable in the amount of $12,772,200, which was non-interest bearing, non-recourse to Mr. Morini, and was secured by 2,571,429 shares of the Company's Common Stock beneficially owned by Mr. Morini. The Company's security interest in the shares pledged by Mr. Morini has not been
     perfected.   The  current   outstanding   balance  of  the   obligation  is
     $12,772,200.

(7) In February of 2000, Keith A. Ewing was appointed as Chief Financial Officer. The base salary provided for Mr. Ewing was $125,000. On April 12, 2001, the Company terminated Mr. Ewing.

(8) For the fiscal year ended March 31, 2001, the Company paid $6,684 in lease payments for Mr. Ewing's automobile, and approximately $75 per month for automobile insurance and $2,131 in club dues for Mr. Ewing.

(9) For the fiscal year ended March 31, 2002, the Company paid $12,536 in lease payments for Mr. C. Morini's automobile, and approximately $114 per month for automobile insurance.

(10) For the fiscal year ended March 31, 2001, the Company paid $11,228 in lease payments for Mr. C. Morini's automobile, plus $100 per month for automobile insurance and $16,944 in club dues for Mr. C. Morini.

(11) For the fiscal year ended March 31, 2000, the Company paid $6,553 in lease payments for Mr. C. Morini's automobile, plus $100 per month for automobile insurance.

(12) In April 2001, Mr. C. Morini was granted an incentive stock option to purchase up to 75,000 shares of Common Stock at an exercise price of $4.40. One-third of such options shall become exercisable on each anniversary of the grant date until all such options are exercisable. Such options expire April 19, 2011.

(13) For the fiscal year ended March 31, 2002, the Company paid $8,917 in lease payments for Mr. Jackson's automobile and approximately $115 per month for automobile insurance.

(14) For the fiscal year ended March 31, 2001, the Company paid $8,917 in lease payments for Mr. Jackson's automobile, plus $123 per month for automobile insurance.

(15) For the fiscal year ended March 31, 2000, the Company paid $8,917 in lease payments for Mr. Jackson's automobile, plus $100 per month for automobile insurance.

(16) In April 2001, Mr. Jackson was granted an incentive stock option to purchase up to 75,000 shares of Common Stock at an exercise price of $4.40. One-third of such options shall become exercisable on each anniversary of the grant date until all such options are exercisable. Such options expire April 19, 2011.

(17) On September 4, 2001,  Christopher  J. New was  appointed  Chief  Marketing
     Officer and Vice President of Strategy. In December 2001, the Board appointed Mr. New as Chief Operating Officer. As such, he did not earn any compensation from the Company during the fiscal years ended March 2000 and 2001. Mr. New's employment agreement provides for an annual base salary of $150,000.

(18) For the fiscal year ended March 31, 2002, the Company paid $7,583 to Mr. New for a car allowance.

(19) Under the terms of his employment contract, Mr. New received an option to purchase up to 100,000 shares of the Company's stock at an exercise price of $4.98. One-third of such options shall become exercisable in September each year until all such options are exercisable. In the event of a change in control, all such options shall immediately become exercisable. Such options expire July 16, 2011.

(20) In October 2001, LeAnn Hitchcock was appointed Chief Financial Officer of the Company. As such, she did not earn any compensation from the Company during the fiscal years ended March 31, 2000 and 2001. Ms. Hitchcock's employment agreement provides for an annual base salary of $130,000.

(21) Other than the options described in footnote 22 below, there was no other annual compensation, perquisites and other personal benefits, securities or property equal to the lesser of $50,000 or 10% of the total annual salary and bonus reported for such Named Executive Officer.

(22) Under the terms of her employment contract, Ms. Hitchcock received an option to purchase up to 30,000 shares of the Company's stock at an exercise price of $5.90, with one-third of the options vesting immediately and one-third on each of the following two anniversary dates of the date of grant. Such options expire on October 29, 2011.

(23) "All Other Compensation" represents the health insurance premiums paid on behalf of the indicated employees by the Company.

Option Grants in Last Fiscal Year Table
---------------------------------------

The following table summarizes for each Named Executive Officer each grant of stock options during the fiscal year ended March 31, 2002:

                        OPTION GRANTS IN LAST FISCAL YEAR

                                INDIVIDUAL GRANTS

                                      Percent of
                      Number of          Total
                      Securities        Options
                      Underlying      Granted to                                         Grant Date
                        Options      Employees in      Exercise or                          Fair
       Name            Granted      Fiscal Year (1)    Base Price     Expiration Date    Value (2)
       ----           ----------    ---------------    ----------     ---------------    ----------

Angelo S. Morini        375,000          44.8%           $4.40        April 19, 2011      $952,500
LeAnn Hitchcock          30,000           3.6%           $5.90         Oct. 29, 2011      $102,000
Christopher New         100,000          11.9%           $4.98         Sept. 4, 2011      $287,000
Christopher Morini       75,000           9.0%           $4.40        April 19, 2011      $190,500
John Jackson             75,000           9.0%           $4.40        April 19, 2011      $190,500

(1) The total number of options granted to employees in the 2002 fiscal year was 836,858.

(2) The Company estimated the fair value of the stock options at the grant date using a Black-Scholes option-pricing model with the following assumptions:
     (i) no dividend yield; (ii) 38% volatility, (iii) risk-free interest rate of 4.75%, and (iv) expected life of ten years.

Aggregate Option Exercises and Fiscal Year-End Option Value Table
-----------------------------------------------------------------

The following table summarizes for each Named Executive Officer each exercise of stock options during the fiscal year ended March 31, 2002 and the fiscal year-end value of unexercised options. The value of unexercised in-the-money options at March 31, 2002 is based on a value of $5.43 per share, the prior closing price of the Company's Common Stock on the American Stock Exchange on March 28, 2002:

    AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND YEAR-END OPTION VALUES

       Name             Shares        Value            Number of Options                  Value of
                      Acquired on    Realized           Of Common Stock                 Unexercised
                       Exercise                     Underlying Unexercised         In-the-Money Options
                                                           at Year-end                  At Year-end
-----------------------------------------------------------------------------------------------------------
                                                  Exercisable   Unexercisable   Exercisable   Unexercisable
                                                 ----------------------------------------------------------
Angelo S. Morini          --            --       1,938,197      300,000          $3,547,270     $ 309,000
LeAnn Hitchcock           --            --          10,000       20,000                  --            --
Christopher New           --            --              --      100,000                  --     $  45,000
Christopher Morini        --            --          44,286       52,857          $   56,729     $  58,900
John Jackson              --            --          43,572       52,857          $   55,351     $  58,900
-----------------------------------------------------------------------------------------------------------

Compensation of Directors
-------------------------

Standard Arrangements. Each non-employee director who served on the Board of Directors during the last fiscal year received a fee of $2,000 plus expenses for his services. Additionally, each non-employee director of the Company is entitled to receive on October 1 of each year, options to purchase a number of shares of Common Stock equal to (i) 286 shares, if such director served for a full year prior to the October 1 anniversary date, or (ii) a pro rated amount equal to 24 shares for each full month served during the year prior to such anniversary date, if such director did not serve for a full year prior to the anniversary date. Such options are granted pursuant to the Company's 1991 Non-Employee Director Stock Option Plan which was adopted by the Board of Directors on October 1, 1991, and approved by the shareholders of the Company on January 31, 1992, as the same was amended by that certain 1996 Amendment and Restatement of the 1991 Non-Employee Director Stock Option Plan (as amended, the "Director Plan").

Other Arrangements. During each of the fiscal years ended March 31, 2002, 2001 and 2000, Joseph Juliano, a director of the Company, was paid $79,600, $27,000, and $36,000, respectively, in return for developing and maintaining business relationships with prospective and existing customers and suppliers on behalf of the Company.

Employment Agreements
---------------------

ANGELO S. MORINI. As of June 17, 1999, the Company entered into a new Employment Agreement (the "Agreement") with Angelo S. Morini, the Company's President and Chief Executive Officer. The Agreement has a rolling term of five years and provides for an annual base salary of $300,000. Additionally, Mr. Morini will receive an annual bonus in an amount equal to or between three and five percent of the Company's pre-tax net income for book purposes, depending on the level of pre-tax income achieved, as determined by the Company's independent certified public accounting firm. Other material provisions of the Agreement are as follows:

     1. Mr. Morini was granted an option to purchase 1,357,000 shares of the Company's Common Stock at a per share price of $3.31 per share. The options granted as aforesaid have a term of ten years from the date granted and are exercisable in whole or in part upon the delivery by Mr. Morini to the Company of written notice of exercise.

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

     3. If the Agreement is terminated by the Company without cause, Mr. Morini shall become fully vested in any stock options granted under the Agreement and all shares of Common Stock issued in connection with the exercise of such Purchase Rights and options, and shall receive all earned but unpaid base salary through the effective date of termination and all accrued but unpaid bonuses for the fiscal year(s) ending prior to the effective date of termination. Additionally, in the event that Mr. Morini's employment is terminated without cause or due to his death, total disability or legal incompetence, or if Mr. Morini terminates his employment upon a Change of Control, the Company shall pay to Mr. Morini or his estate severance pay equal to Mr. Morini's annual base salary (before deductions for withholding, employment and unemployment taxes) for a period of sixty months.

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

     5. Pursuant to the Agreement, the Company will obtain, and maintain in effect during the term of the Agreement, for the benefit of (i) a Two Million Dollar (2,000,000) term life insurance policy insuring his life, the beneficiaries of which shall be designated by Mr. Morini, and (ii) a disability insurance policy providing for payment of at least two-thirds (2/3) of Mr. Morini's base salary.

     6. In connection with Mr. Morini's exercise of certain rights to purchase Company Common Stock, Mr. Morini has previously delivered two interest bearing promissory notes to the Company in the amounts of $11,572,200 and $1,200,000, representing the purchase price for such common stock purchases. The $11,572,200 Note is secured by certain shares of the Company's Common Stock owned by Mr. Morini. The Company agreed to cancel the $11,572,200 Note and the $1,200,000 Note (with the Company forgiving any accrued interest thereunder) and the parties entered into a new loan agreement in lieu thereof. Pursuant to the agreement, Mr. Morini and the Company executed a new non-interest bearing and non-recourse promissory note in the amount of $12,772,200 and a stock pledge agreement. The Company has not perfected its interest in the shares of Common Stock pledged under the stock pledge agreement.

LeAnn Hitchcock. In October 2001, LeAnn Hitchcock was appointed Chief Financial Officer of the Company. Ms. Hitchcock's employment agreement provides for an annual base salary of $130,000. The agreement also provided Ms. Hitchcock with a non-qualified stock option to purchase up to 30,000 shares of the Company's common stock at an exercise price of $5.90 with one-third of the options vesting immediately and one-third on each of the following two anniversary dates of the date of grant. In the event the Company is purchased, all such stock options will immediately vest.

Christopher New. On September 4, 2001, Christopher J. New was appointed Chief Marketing Officer and Vice President of Strategy and in December 2001, the Board appointed him to Chief Operating Officer. Mr. New's employment agreement provides for a base salary of $150,000, which will increase to $180,000 upon the Company's achievement of a profitable quarter. Mr. New will also be entitled to receive a bonus of up to 40% of his base salary at fiscal year end with the qualification of such bonus to be determined by the Board of Directors. The agreement also provides for an automobile lease with insurance. In the event of a change in ownership of the Company which results in his termination, Mr. New will be entitled to receive three years of his base salary as severance. In the event Mr. New's employment is otherwise terminated after September 4, 2002, but prior to September 4, 2003, he will be entitled to receive one year of his base salary as severance. In the event Mr. New's employment is terminated after September 4, 2003, but prior to September 4, 2004, he will be entitled to receive two years of his base salary as severance. In the event Mr. New's employment is terminated after September 4, 2004, he will be entitled to receive three years of his base salary as severance. Mr. New was also granted stock options to purchase 100,000 shares of Common Stock at an exercise price of $4.98. The stock options will expire on September 4, 2011. One third of the stock options will vest on each anniversary of the grant date until fully vested. In the event the Company is purchased, all such stock options will immediately vest.

Christopher Morini. Angelo S. Morini's brother, Christopher Morini, works for the Company as Vice President of International Sales and Specialty Accounts. From February of 1993 until October 2001, Christopher Morini served as Vice President of Marketing. Mr. C. Morini's employment agreement provides for $126,250 base salary. In May 2000, his base salary was increased to $155,000 per year. The agreement also provides for an automobile lease with insurance, which together shall not exceed $1,100 per month. Mr. C. Morini will also be entitled to a bonus that shall not exceed 40% of his base salary based on certain personal and Company goals as established by the Company's Chief Executive Officer. In the event Mr. C. Morini's employment is terminated, Mr. C. Morini will be entitled to receive three years of his base salary as severance.

John Jackson. In August of 1993, John Jackson was appointed as Vice President of Sales. Mr. Jackson's employment agreement provides for $113,750 base salary. In January 2000, his base salary was increased to $125,000 per year and then increased to $138,000 per year in January 2001. The agreement also provides for an automobile lease with insurance, which together shall not exceed $850 per month. Mr. Jackson will also be entitled to a bonus that shall not exceed 40% of his base salary based on certain personal and Company goals as established by the Company's Chief Executive Officer. In the event of a change in ownership of the Company which results in his termination, Mr. Jackson will be entitled to receive three years of his base salary as severance. In the event Mr. Jackson's employment is otherwise terminated, he is entitled to receive one year of his base salary as severance, the payment of which shall be made at the Company's discretion.

Additional Information with Respect to Insider Participation in Compensation
----------------------------------------------------------------------------
Committee
---------

The Company did not have during the fiscal year ended March 31, 2002, and does not currently have, a compensation committee or a committee of the Board of Directors performing similar functions. Compensation for executive officers other than Mr. Angelo Morini, the Company's Chief Executive Officer, is determined independently by Mr. Morini. Joseph Juliano, Marshall K. Luther and Douglas A. Walsh, each a member of the

Board of Directors, conducted discussions and negotiations with Mr. Morini, and deliberations with respect to the amendment of Mr. Morini's employment agreement and compensation which occurred during the fiscal year ended March 31, 2001. Additionally, since October 2000, Mr. Morini has drawn an aggregate of $304,000 in advances which were to be charged against future bonuses under the new employment agreement. However, in March 2002, Mr. Morini advanced the Company $330,000 to help the Company with its cash flow. This $330,000 was applied against all his outstanding advances.

On June 17, 1999, the Company's Board of Directors approved to rescind the existing employment agreement with the Company's President and Chief Executive Officer, Mr. Angelo S. Morini, and to enter into new employment agreement with him. The new agreement eliminates the performance based option arrangement and allows for a one- time grant of stock options to acquire 1,357,000 shares of Common Stock at an exercise price of $3.31 per share. The new agreement also forgives the interest on the existing note, provides for a salary increase to $300,000 and decreases the annual bonus to a sliding scale of pre-tax income, beginning with the fiscal year ending March 31, 2000. This new agreement has a rolling five-year term. Angelo S. Morini's brother, Christopher Morini, works for the Company as Vice President of International Sales and Specialty Accounts. Angelo S. Morini's wife, Julie Morini, is employed by the Company in the marketing and public relations departments and serves as the Company's Corporate Secretary. Mr. Morini's brother-in-law, Robert Peterson, is employed by the Company as a sales representative.

Board Report on Executive Compensation
--------------------------------------

The following report describes the Company's executive officers' compensation for the fiscal year ended March 31, 2002:

     The Board of Directors of the Company does not have a general compensation policy applicable to the Company's executive officers. Compensation for executive officers other than Mr. Angelo Morini, the Company's Chief Executive Officer, is determined independently by Mr. Morini.

     The Company and Mr. Morini entered into an Amended and Restated Employment Agreement effective June 15, 1999, which agreement was approved by the Board of Directors. See "Chief Executive Officer's Employment Agreement" above for a description of the terms of the agreement. The Board of Directors based its approval of the agreement and the terms thereof on a number of factors including Mr. Morini's significant contribution to the turnaround and improvement of the Company's performance and position, Mr. Morini's level of commitment and loyalty to the Company and his high degree of accepted risk on behalf of the Company, and the improved performance and anticipation of continuing improvements in performance, particularly in revenues and profit margin, and the associated potential growth in shareholder value. In addition, the Board of Directors determined that it was in the Company's best interest, and the best interest of the shareholders, to modify certain terms and conditions of Mr. Morini's prior employment agreement. These modifications included, among other things, reducing the formula for the profit sharing bonus, eliminating a right whereby Mr. Morini could require that the Company repurchase certain of his common stock upon the occurrence of certain events, and the elimination of mandatory performance stock options upon the Company's achievement of specified "milestone" events.

     Mr. Morini's compensation includes a profit sharing percentage incentive component based upon the Company's achievement of certain levels of pre-tax net income as determined by the Company's independent accounting firm. Due to the Company's current year loss, no amounts were paid under this incentive program during the year ended March 31, 2002.

Respectively submitted by the Board of Directors:      Angelo S. Morini
                                                       Joseph Juliano
                                                       Marshall K. Luther
                                                       Douglas A. Walsh

Stock Performance Graph
-----------------------

The following graph provides comparison of the yearly percentage change in the Company's cumulative total shareholder return on the Company's Common Stock with the cumulative total return of (a) Standard & Poor's SmallCap Index and (b) a peer group index:

          COMPARATIVE OF FIVE YEAR (1) CUMULATIVE TOTAL RETURNS OF (2)
                 GALAXY NUTRITIONAL FOODS COMMON STOCK, THE S&P
                  SMALLCAP INDEX (3) AND A PEER GROUP INDEX (4)
                                [GRAPHIC OMITTED]

          COMPARATIVE OF FIVE YEAR (1) CUMULATIVE TOTAL RETURNS OF (2)
                 GALAXY NUTRITIONAL FOODS COMMON STOCK, THE S&P
                  SMALLCAP INDEX (3) AND A PEER GROUP INDEX (4)

                               1998        1999        2000        2001        2002
                             --------------------------------------------------------

Galaxy Nutritional Foods     $ 119.23    $  68.10    $  64.82    $  86.82    $  95.43

S&P Small Cap                $ 146.50    $ 117.49    $ 152.42    $ 149.38    $ 180.84

Peer Group                   $ 106.25    $ 103.94    $  89.42    $  91.02    $  67.50

(1)  Compares fiscal years ending on or about March 31st of the years indicated.

(2) The comparison of total return on investment assumes $100 invested on April 1, 1997 in Galaxy Nutritional Foods Common Stock and in each S&P Small Cap Index and the S&P Food Group Index.

(3) The S&P Small Cap Index is composed of public companies with market capitalizations between zero and $1 billion. As of June 27, 2002, the Company had a market capitalization of approximately $55 million.

(4) Companies in the Peer Group Index are as follows: Hain Celestial Group, Horizon Organic, Conagra Foods, International Multifoods, Lance, and Tofutti Brands.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

EQUITY COMPENSATION PLAN INFORMATION
------------------------------------

The following table describes the Company's compensation plans under which the Company's Common Stock are authorized for issuance as of June 27, 2002:

                   EQUITY COMPENSATION PLAN INFORMATION TABLE


                                              (a)                     (b)                      (c)
Plan Category                       Number of Securities to   Weighted-average       Number of securities
                                    be issued upon exercise   exercise price of      remaining available for
                                    of outstanding options,   outstanding options,   future issuance under
                                    warrants and rights       warrants and rights    equity compensation
                                                                                     plans (excluding
                                                                                     securities reflected in
                                                                                     column (a))

Equity compensation plans

approved by security holders                        102,062                $  4.53         182,119

Equity compensation plans not
approved by security holders (1)                  3,869,738                $  4.42             N/A
                                                  --------------------------------
Total                                             3,971,800                $  4.42
                                                  ================================

(1) The securities issued pursuant to equity compensation plans not approved by security holders include 3,869,738 options issued to employees or directors under individual compensation arrangements.

================================================================================

Security Ownership of Certain Beneficial Owners
-----------------------------------------------

The following tables describe as of June 27, 2002, the beneficial ownership of the Company's Common Stock and the Company's Series A Preferred Stock by each person or entity known to the Company to be the beneficial owner of more than 5% of the outstanding shares of the Company's capital stock outstanding as of June 27, 2002. The tables show beneficial ownership in accordance with the rules of the Securities and Exchange Commission to include securities that a named person or entity has the right to acquire within 60 days. However, for the sake of clarity, the tables do not report beneficial ownership of the Series A Preferred Stock as beneficial ownership of Common Stock (even though all shares of Series A Preferred Stock are currently convertible into Common Stock) but instead, report holdings of Common Stock and Series A Preferred Stock separately:

                COMMON STOCK OWNERSHIP OF 5% OR MORE STOCKHOLDERS

                                        Amount and Nature of
Name and Address of Beneficial Owner    Beneficial Ownership (1)    Percent of Class (2)
----------------------------------------------------------------------------------------
Angelo S. Morini
2441 Viscount Row
Orlando, Florida 32809                        6,546,617 (3)                 44.2%

Cede & Co.
Box #20
Bowling Green Station
New York, New York                            5,547,823 (4)                 37.4%

John Hancock Advisors, Inc.
200  Clarendon Street
Boston, Massachusetts 02117                   1,441,348 (5)                  9.7%

Frederick A. DeLuca
c/o Doctor's Associates, Inc.
325 Bic Drive
Milford, Connecticut 06460                      714,286                      4.8%

(1) The inclusion herein of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of these shares.

(2) The total number of shares outstanding assuming the exercise of all currently exercisable and vested options and warrants held by all executive officers, current directors, and holders of 5% or more of the Company's issued and outstanding Common Stock is 14,817,855 shares. Does not assume the exercise of any other options or warrants or the conversion of the Series A Preferred Stock.

(3) Includes options to acquire 3,102,095 shares of the Company's Common Stock. As of June 27, 2002, 3,102,095 of Mr. Morini's options are currently are exercisable at $3.31 to $5.72 per share. The original exercise prices of 20,215 of the options ranged from $17.50 per share to $25.03 per share. The exercise prices of these options were reduced by the Board of Directors to $3.50 per share on August 31, 1993. Options expire as to 7,143 shares on December 4, 2007, as to 13,072 shares on October 1, 2006, as to 142,857 on July 1, 2007, as to 1,357,000 shares on June 15, 2009, as to 343,125 on
     December 15, 2010, as to 375,000 on April 19, 2011,  and as to 1,163,898 on
     May 24, 2012. Also includes a warrant to purchase 250 shares at an exercise price of $5.74 which expires on January 17, 2007. With the exception of the options, 10,500 shares held in a nominee name, 286 shares held in joint tenancy and 714 shares held individually, all of Mr. Morini's shares and warrant are held by Morini Investments Limited Partnership, a Delaware limited liability partnership, of which Angelo Morini is the sole Limited Partner and Morini Investments LLC is the sole General Partner. Mr. Morini is the sole member of Morini Investments LLC.

(4) Cede & Co. is a share depository used by shareholders to hold stock in street name. Does not include 10,500 shares beneficially owned by Angelo S. Morini and 778,700 beneficially owned by John Hancock Advisers, Inc., both of which are held by Cede & Co. in street name.

(5) John Hancock Advisers, Inc. is a wholly-owned subsidiary of The Berkeley Financial Group, Inc., which is a wholly-owned subsidiary of John Hancock Subsidiaries, Inc., which a wholly-owned subsidiary of John Hancock Life Insurance Company, which is a wholly-owned subsidiary of John Hancock Financial Services, Inc. Pursuant to a Securities Purchase Agreement dated as of September 24, 2001, Hare & Co. f/b/o John Hancock Small Cap Value Fund, an affiliate of John Hancock Advisors, Inc., purchased 522,648 shares of Common Stock and warrants to purchase 140,000 shares of Common Stock, at an aggregate sales price of $3,000,000. The warrants held by Hare & Co. f/b/o John Hancock Small Cap Value Fund are exercisable at a price per share equal to $6.74 until September 25, 2006. Subsequently, the Company agreed to reduce the per share exercise price on all the warrants to $4.50 in order to induce Hare & Co. f/b/o John Hancock Small Cap Value Fund to exercise their warrants. All of the warrants were exercised in January 2002 at a price of $4.50 per share.

          SERIES A PREFERRED STOCK OWNERSHIP OF 5% OR MORE STOCKHOLDERS

                                        Amount and Nature of
Name and Address of Beneficial Owner    Beneficial Ownership (1)    Percent of Class (2)
----------------------------------------------------------------------------------------

BH Capital Investments, L.P.
175 Bloor Street East
South Tower, 7th Floor
Toronto, Ontario, Canada M4W 3R8          39,955 Series A (2)             50% (7)

Excalibur Limited Partnership
33 Prince Arthur Avenue
Toronto, Ontario, Canada M5R IB2          39,955 Series A (2)             50% (7)

(1) The inclusion herein of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of these shares.

(2) Pursuant to a certain Series A Preferred Stock and Warrants Purchase Agreement dated as of April 6, 2001, BH Capital Investments, L.P. and Excalibur Limited Partnership each purchased 36,323 shares of the Company's Series A convertible preferred stock and warrants to purchase 60,000 shares of Common Stock, at an aggregate sales price of approximately $3,082,000. As of June 27, 2002, the holders of the Series A Preferred Stock are also entitled to an additional 3,632 shares of Series A Preferred Stock each due to accrued stock dividends on their initial purchase of the Series A Preferred Stock. The warrants held by BH Capital Investments, L.P. and Excalibur Limited Partnership were exercisable at a price per share equal to $5.30 until April 6, 2006. In addition, BH Capital Investments, L.P. and Excalibur Limited Partnership received other warrants to purchase an aggregate of 120,000 shares of Common Stock at $2.67 per share. Subsequently, the Company agreed to reduce the per share exercise price on all the warrants to $2.67 in order to induce BH Capital Investments, L.P. and Excalibur Limited Partnership to exercise their warrants and to gain their required approval for a private placement. In January 2002, BH Capital Investments, L.P. and Excalibur Limited Partnership exercised all 240,000 warrants. The Company received total proceeds of $640,800 from the exercise of warrants.

Security Ownership of Management
--------------------------------

The following table describes as of June 27, 2002, the beneficial ownership of the Company's Common Stock by (i) each Named Executive Officer, (ii) each director, and (iii) all of the Company's directors and executive officers as a group, outstanding as of June 27, 2002. The tables show beneficial ownership in accordance with the rules of the Securities and Exchange Commission to include securities that a named person or entity has the right to acquire within 60 days.

                                        Amount and Nature of
Name and Address of Beneficial Owner    Beneficial Ownership (1)    Percent of Class (2)
----------------------------------------------------------------------------------------
Angelo S. Morini                              6,546,617 (3)                 44.2%

Douglas A. Walsh                                  4,384 (4)                 *

Marshall K. Luther                               13,001 (5)                 *

Joseph Juliano                                   42,929 (6)                 *

LeAnn Hitchcock                                  13,393 (7)                 *

Christopher New                                   6,588 (8)                 *

Christopher Morini                               44,286 (9)                 *

John Jackson                                     47,274 (10)                *

Kulbir Sabharwal                                 30,320 (11)                *


All executive officers and
  directors as a group                        6,748,792                     46.7%
                                              =========                     =====

* Less than 1%.

(1) The inclusion herein of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of these shares.

(2) The total number of shares outstanding assuming the exercise of all currently exercisable and vested options and warrants held by all executive officers, directors, and holders of 5% or more of the Company's issued and outstanding Common Stock is 14,817,855 shares. Does not assume the exercise of any other options or warrants.

(3) Includes options to acquire 3,102,095 shares of the Company's Common Stock. As of June 27, 2002, 3,102,095 of Mr. Morini's options are currently are exercisable at $3.31 to $5.72 per share. The original exercise prices of 20,215 of the options ranged from $17.50 per share to $25.03 per share. The exercise prices of these options were reduced by the Board of Directors to $3.50 per share on August 31, 1993. Options expire as to 7,143 shares on December 4, 2007, as to 13,072 shares on October 1, 2006, as to 142,857 on July 1, 2007, as to 1,357,000 shares on June 15, 2009, as to 343,125 on
     December 15, 2010, as to 375,000 on April 19, 2011,  and as to 1,163,898 on
     May 24, 2012. Also includes a warrant to purchase 250 shares at an exercise price of $5.74 which expires on January 17, 2007. With the exception of the options, 10,500 shares held in a nominee name, 286 shares held in joint tenancy and 714 shares held individually, all of Mr. Morini's shares and warrant are held by Morini Investments Limited Partnership, a Delaware limited liability partnership, of which Angelo Morini is the sole Limited Partner and Morini Investments LLC is the sole General Partner. Mr. Morini is the sole member of Morini Investments LLC.

(4) Dr. Walsh, a current member of the Board of Directors, holds warrants to acquire 2,143 shares of Common Stock at a price of $4.99 per share, which expire on June 11, 2012. In addition, Dr. Walsh was granted options to acquire 2,241 shares of the Company's Common Stock. All of these options were issued at the closing bid price as quoted on the American Stock Exchange on the date of the grant. All of the options are currently exercisable at $3.06 to $19.25 per share. Options expire as to 96 shares on October 1, 2002, 143 shares on each October 1, for the years 2003 to 2005, and 286 shares on each October 1, for the years 2006 to 2011.

(5) Mr. Luther, a current member of the Company's Board of Directors, holds warrants to acquire 7,143 shares of Common Stock at a price of $4.48 per share which expire on August 28, 2005. These warrants were granted as compensation for work per the terms of Mr. Luther's former agreement with the Company to serve as Senior Vice President of Marketing for a term of one year. In addition, Mr. Luther was granted options to acquire 3,763 shares of the Company's Common Stock. All of these options were issued at the closing bid price as quoted on the American Stock Exchange on the date of the grant. All of the options are currently exercisable at $3.06 to $10.28 per share. Options expire as to 2,143 shares on January 31, 2006, 190 shares on October 1, 2006, and 286 shares on each October 1, for the years 2007 to 2011.

(6) Mr. Juliano, a current member of the Company's Board of Directors, is the beneficial owner of 33,571 shares of Common Stock issuable upon the exercise of warrants held by JCII Corporation, of which Catherine Juliano, Mr. Juliano's wife, is the sole shareholder. The exercise price of the warrants is $4.81 per share and they expire on January 31, 2006. These warrants were granted as compensation for JCII Corporation's introductions of key accounts to the Company. Mr. Juliano also beneficially owns 6,571 shares of Common Stock, held of record by JCII Corporation. Additionally, Mr. Juliano was granted options to acquire 2,787 shares of the Company's Common Stock. All of these options were issued at the closing bid price as quoted on the American Stock Exchange on the date of the grant. All of the options are currently exercisable at $3.44 to $6.00 per share. Options expire as to 2,143 shares on May 27, 2009, 72 shares on October 1, 2009, 286 shares on each October 1, for the years 2010 and 2011. All of JCII Corporation's and Mr. Juliano's options and warrants currently are exercisable.

(7) Includes options to acquire 10,000 shares of the Company's Common Stock. 10,000 of Ms. Hitchcock's options currently are exercisable at $5.90 per share and expire on October 29, 2011. Also includes a warrant to purchase 250 shares at an exercise price of $5.74 which expires on January 17, 2007.

(8) Includes a warrant to purchase 1,318 shares of the Company's Common Stock at an exercise price of $5.74 which expires on January 17, 2011.

(9) Includes options to acquire 44,286 shares of the Company's Common Stock. 44,286 of Mr. C. Morini's options currently are exercisable at $2.84 to $8.47 per share. Options expire as to 7,143 shares on May 16, 2006, as to 714 on August 31, 2003, as to 11,429 shares on September 24, 2008, and as to 25,000 shares on April 19, 2011.

(10) Includes options to acquire 43,572 shares of the Company's Common Stock. 43,572 of Mr. Jackson's options currently are exercisable at $2.84 to $8.47 per share. Options expire as to 7,143 shares on May 16, 2006, as to 11,429 shares on September 24, 2008, and as to 25,000 shares on April 19, 2011.

(11) Includes options to acquire 22,143 shares of the Company's Common Stock. 22,143 of Mr. Sabharwal's options currently are exercisable at $4.40 to $8.47 per share. Options expire as to 7,143 shares on May 16, 2006, and as to 15,000 shares on April 19, 2011. Also, includes a warrant to purchase 1,250 shares of the Company's Common Stock at an exercise price of $5.74 which expires on January 17, 2007.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Transactions with Management and Others
---------------------------------------

Employment Agreements

     Please see "ITEM 11. EXECUTIVE COMPENSATION - Employment Agreements."

Options Grants to Management

     Please see "ITEM 11. EXECUTIVE COMPENSATION - Option Grants in Last Fiscal Year Table."

Angelo S. Morini, Chairman, President and Chief Executive Officer

In November 2000, Angelo S. Morini guaranteed a $1.5 million short-term bridge loan to the Company from SouthTrust Bank, N.A., with 1,000,000 shares of his Common Stock pledged as collateral. The Company has not perfected its security interest in the pledged shares. In consideration of his guarantee and related pledge, the Company granted stock options to acquire 343,125 shares of Common Stock at an exercise price of $3.88 per share. Such options shall expire on December 15, 2010.

In March 2002, Angelo S. Morini, personally, obtained a $500,000 line of credit from SouthTrust Bank, N.A., and repaid $330,000 in past advances to him by the Company in order to ensure that debt payments were made to SouthTrust Bank pursuant to the bridge loan.

In May 2002, the Company granted Angelo S. Morini additional stock options to acquire 1,163,898 shares of Common Stock at an exercise price of $5.72 per share, pursuant to a Non-Qualified Stock Option Agreement. 960,750 of those stock options were granted in consideration of the stock appreciation of the 1,000,000 shares of Common Stock previously pledged to SouthTrust Bank, N.A. in connection with the guarantee of the bridge loan and 186,048 of those stock options were granted in consideration of the interest accrued on the pledged shares for the 2001 calendar year. The remaining 17,100 stock options granted in May 2002, were granted in consideration of the personal line of credit obtained by Mr. Morini on behalf of the Company.

In August 2001, the Board of Directors agreed to extend the exercise period of 13,072 stock options held by Angelo S. Morini by five years, from October 1, 2001 to October 1, 2006.

Pursuant to a Securities Purchase Agreement dated as of January 17, 2002, Angelo
S. Morini, the Company's Chairman, Chief Executive Officer and President, purchased 1,000 shares of Common Stock and warrants to purchase 250 shares of Common Stock, at an aggregate sales price of $4,744. The warrants held by Mr. Morini are exercisable at a price per share equal to $5.74. All of the warrants are exercisable until January 17, 2007. The shares of Common Stock purchased and those underlying the warrants were included in Registration Statement No. 333-83248, filed on February 22, 2002.

Angelo S. Morini's brother,  Christopher  Morini,  works for the Company as Vice
President of International Sales and Specialty Accounts. Angelo S. Morini's wife, Julie Morini, is employed by the Company as Corporate Secretary and works in the marketing and public relations departments. Mr. Morini's brother-in-law, Robert Peterson, is employed by the Company as a sales representative. Mr. Peterson's total compensation for the last fiscal year was $100,550 (which includes salary, car allowance and health benefits).

LeAnn Hitchcock, Chief Financial Officer

Pursuant to a Securities Purchase Agreement dated as of January 17, 2002, LeAnn Hitchcock, the Company's Chief Financial Officer, purchased 1,000 shares of Common Stock and warrants to purchase 250 shares of Common Stock, at an aggregate sales price of $4,744. The warrants held by Ms. Hitchcock are exercisable at a price per share equal to $5.74. All of the warrants are exercisable until January 17, 2007. The shares of Common Stock purchased and those underlying the warrants were included in Registration Statement No. 333-83248, filed on February 22, 2002.

Christopher New, Chief Operating Officer, Chief Marketing Officer and Vice President of Strategy

Pursuant to a Securities Purchase Agreement dated as of January 17, 2002, Christopher New, the Company's Chief Operating Officer, Chief Marketing Officer and Vice President of Strategy, purchased 5,270 shares of Common Stock and warrants to purchase 1,318 shares of Common Stock, at an aggregate sales price of $25,001. The warrants held by Mr. New are exercisable at a price per share equal to $5.74. All of the warrants are exercisable until January 17, 2007. The shares of Common Stock purchased and those underlying the warrants were included in Registration Statement No. 333-83248, filed on February 22, 2002.

Kulbir Sabharwal, Vice President of Technical Services

Pursuant to a Securities Purchase Agreement dated as of January 17, 2002, Kulbir Sabharwal, the Company's Vice President of Technical Services, purchased 5,000 shares of Common Stock and warrants to purchase 1,250 shares of Common Stock, at an aggregate sales price of $23,720. The warrants held by Mr. Sabharwal are exercisable at a price per share equal to $5.74. All of the warrants are exercisable until January 17, 2007. The shares of Common Stock purchased and those underlying the warrants were included in Registration Statement No. 333-83248, filed on February 22, 2002.

Keith A. Ewing, former Chief Financial Officer

Keith A. Ewing was previously employed as the Chief Financial Officer of the Company. On April 1, 2001, the Company and Mr. Ewing entered into an Employee Severance/Settlement Agreement whereby the Company agreed to forgive a $20,000 loan given to Mr. Ewing on August 3, 2000, and to pay him severance in the amount of $5,208. In addition, Mr. Ewing agreed to accept a warrant to purchase 10,000 shares of common stock in lieu of the stock options granted pursuant to his employment agreement. Mr. Ewing exercised those warrants at an exercise price of $5.00 per share. The Company included those shares in Registration Statement No. 333-70884, filed on October 3, 2001. The settlement agreement also provided for Mr. Ewing's return of certain Company property and mutual releases.

Joseph Juliano, Director

During each of the fiscal years ended March 31, 2002, 2001 and 2000, Joseph Juliano, a director of the Company, was paid $79,600, $27,000 and $36,000, respectively, in return for developing and maintaining business relationships with prospective and existing customers and suppliers on behalf of the Company. Beginning in April 2002, the Company leases an apartment in New York from 400 East 84th Street Associates, LP at $6,460 per month as payment for Mr. Juliano's services.

BH Capital Investments, L.P., and Excalibur Limited Partnership, 5% Series A Preferred Stockholders

Pursuant to a Series A Preferred Stock and Warrants Purchase Agreement, the Company agreed not to sell or enter into any agreement to sell any of its securities or incur any indebtedness outside the ordinary course of business for the time period beginning on April 6, 2001 and continuing until 90 days after the date the shares issuable to BH Capital Investments, L.P. and Excalibur Limited Partnership, upon the conversion of Series A Preferred Stock and exercise of warrant held by such stockholders have been registered pursuant to an effective registration statement filed with the Securities and Exchange Commission. In order to induce such stockholders to waive this right to allow the completion of a private placement, the Company agreed to issue 30,000 shares of Common Stock to each of them. Such shares were issued on September 25, 2001 and were included in the Registration Statement No. 333-70884, filed on October 3, 2001.

Pursuant to a letter agreement dated October 5, 2001, the Company agreed to issue warrants to acquire 60,000 shares of Common Stock at an exercise price of $5.86 per share to each of BH Capital Investments, L.P. and Excalibur Limited Partnership. In exchange for the warrants, BH Capital Investments, L.P. and Excalibur Limited Partnership agreed to provide the Company certain consulting services, including the introduction of potential customers in Canada. Subsequently, the Company agreed to reduce the per share exercise price of the warrants to $2.67 in order to induce BH Capital Investments, L.P. and Excalibur Limited Partnership to exercise their warrants and to gain their required approval for a private placement. On January 17, 2002, BH Capital Investments, L.P. and Excalibur Limited Partnership each exercised all of such warrants. The shares of Common Stock issued upon the exercise of the warrants were included in Registration Statement No. 333-83248, filed on February 22, 2002.

On June 26, 2002, the Company signed a $550,000 promissory note with Excalibur Limited Partnership, one of the holders of the Company's Series A Preferred Stock. In consideration of the note, the Company issued Excalibur Limited Partnership a warrant to purchase 30,000 shares of Common Stock which are exercisable until June 26, 2007 at a price equal to $5.50 per share. This note was non-interest bearing assuming that it was repaid on or before July 26, 2002. This note was secured by 250,000 shares of Common Stock owned by Angelo S. Morini, the Company's Chief Executive Officer and President. On June 26, 2002, the Company received $500,000 in cash. The additional $50,000 is payment due for consulting fees provided by Excalibur Limited Partnership in accordance with a consulting agreement entered into on June 26, 2002, which expires December 31, 2002.

In connection with the sale of 367,647 shares of Common Stock and warrants to purchase 122,549 shares of Common Stock at an exercise price of $5.52 per share to Stonestreet Limited Partnership, the Company issued 4,687 shares of Common Stock to H&H Securities Limited, an affiliate of Excalibur Limited Partnership in exchange for its services as a finder. The Company agreed to register these shares within 120 days of issuance. A portion of the proceeds of the sale of Common Stock and warrants to Stonestreet Limited Partnership was used to pay in full the $550,000 promissory note owed to Excalibur Limited Partnership.

Frederick DeLuca, 5% Common Stockholder

Pursuant to a Common Stock Purchase Warrant, dated as of October 8, 1998, Frederick A. DeLuca was granted warrants to purchase 357,143 shares of Common Stock at an exercise price of $2.63 per share. On November 8, 2001, Mr. DeLuca exercised the warrant for 214,286 shares of Common Stock. On December 21, 2001, in order to allow Mr. DeLuca to exercise the remaining 142,857 shares, the Company accelerated the vesting of those remaining shares. On December 28, 2001, Mr. DeLuca exercised the warrant for the remaining 142,857 shares of Common Stock. Pursuant to a Consulting Agreement, the Company agreed to accept $189,286 of strategic planning and marketing consulting services to be provided to the Company and $750,000 cash for the $2.63 exercise price for the shares underlying the warrants. The shares were included in Registration Statement No. 333-83248, filed on February 22, 2002.

John Hancock Advisors, Inc., 5% Common Stockholder

Pursuant to a Securities Purchase Agreement dated as of September 24, 2001, Hare & Co. f/b/o John Hancock Small Cap Value Fund, an affiliate of John Hancock Advisors, Inc., purchased 522,648 shares of Common Stock and warrants to purchase 140,000 shares of Common Stock, at an aggregate sales price of $3,000,000. The warrants held by Hare & Co. f/b/o John Hancock Small Cap Value Fund are exercisable at a price per share equal to $6.74. All of the warrants were exercised in January 2002 at a reduced price of $4.50 per share. The Company included those shares in Registration Statement No. 333-70884, filed on October 3, 2001.

Indebtedness of Management and Others
-------------------------------------

On June 17, 1999, in conjunction with the entry into a new employment agreement, the Company agreed to a consolidation of Mr. Morini's two existing promissory notes in favor of the Company into a single note payable in the amount of $12,772,200, which was non-interest bearing, non-recourse to Mr. Morini, and was secured by 2,571,429 shares of the Company's Common Stock beneficially owned by Mr. Morini. The Company has not perfected its security interest in the pledged shares. The current outstanding balance of the obligation is $12,772,200.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

Financial Statements
--------------------

     Balance Sheets at March 31, 2002 and 2001
     Statements of Operations for the years ended March 31, 2002, 2001 and 2000 Statement of Stockholders' Equity for the years ended March 31, 2002, 2001 and 2000
     Statements of Cash Flows for the years ended March 31, 2002, 2001 and 2000 Notes to Financial Statements

Exhibits
--------

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

*4.6 Form of Securities Purchase Agreement by and between the Company and the investors described in the Current Report on Form 8-K dated January 22, 2002 (Filed as Exhibit 4.1 to Current Report on Form 8-K filed January 22, 2002, and incorporated herein by reference.)

*4.7 Form of Securities Purchase Agreement by and between the Company and the executive officers described in the Current Report on Form 8-K dated January 22, 2002 (Filed as Exhibit 4.2 to Current Report on Form 8-K filed January 22, 2002, and incorporated herein by reference.)

 4.8 Common Stock and Warrants Purchase Agreement by and between the Company and Stonestreet Limited Partnership dated June 28, 2002 (Filed herewith.)

 4.9 Stock Purchase Warrant issued to Stonestreet Limited Partnership, dated June 28, 2002 (Filed herewith.)

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

*10.15 Amendment and Limited Waiver to Security Agreement, dated as of February 13, 2002, by and between the Company and FINOVA Capital Corporation (Filed as Exhibit 10.15 of Form 10-Q for the quarter ended December 31, 2001, and incorporated herein by reference.)

*10.16 Waiver Letter from FINOVA Mezzanine Capital, Inc. to the Company dated as of February 13, 2002 (Filed as Exhibit 10.16 of Form 10-Q for the quarter ended December 31, 2001, and incorporated herein by reference.)

*10.17 Allonge to Second Amended and Restated Secured Promissory Note dated as of February 13, 2002, by the Company in favor of FINOVA Mezzanine Capital, Inc. (Filed as Exhibit 10.175 of Form 10-Q for the quarter ended December 31, 2001, and incorporated herein by reference.)

 10.18 Amendment and Limited Waiver to Security Agreement, dated as of June 26, 2002, by and between the Company and FINOVA Capital Corporation (Filed herewith.)

 10.19 Amendment and Limited Waiver to Loan Agreement dated as of June 26, 2002, by and between the Company and FINOVA Mezzanine Capital, Inc. (Filed herewith.)

 10.20 Allonge to Second Amended and Restated Secured Promissory Note dated as of June 26, 2002, by the Company in favor of FINOVA Mezzanine Capital, Inc. (Filed herewith.)

*    Previously filed

Reports on Form 8-K
-------------------

The Company filed a Current Report on Form 8-K with the Securities and Exchange Commission on January 22, 2002, whereby the Company disclosed a private placement of its Common Stock to certain institutional investors and certain executive officers of the Company.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        GALAXY NUTRITIONAL FOODS, INC.


Date: June 28, 2002                     /s/Angelo S. Morini
                                        Angelo S. Morini
                                        Chairman and President
                                        (Principal Executive Officer)


Date: June 28, 2002                     /s/LeAnn Hitchcock
                                        LeAnn Hitchcock
                                        Chief Financial Officer
                                        (Principal Financial and
                                        Accounting Officer)


Date: June 28, 2002                     /s/Douglas Walsh
                                        Douglas Walsh, M.D.
                                        Director


Date: June 28, 2002                     /s/Marshall Luther
                                        Marshall Luther
                                        Director


Date: June 28, 2002                     /s/Joseph Juliano
                                        Joseph Juliano
                                        Director