Form 10-Q
period 2002-06-30
GALAXY NUTRITIONAL FOODS CO
filed 2002-08-06
CIK 819527

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

       ------------------------------------------------------------------

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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

                               YES [X]      NO [ ]

     On August 5, 2002, there were 11,921,189 shares of Common Stock $.01 par value per share, outstanding.

                         GALAXY NUTRITIONAL FOODS, INC.

                               INDEX TO FORM 10-Q
                         FOR QUARTER ENDED JUNE 30, 2002

                                                                        PAGE NO.
                                                                        --------

PART I.   FINANCIAL INFORMATION

     ITEM 1.   FINANCIAL STATEMENTS

          Balance Sheets                                                       3
          Statements of Operations                                             4
          Statement of Stockholders' Equity                                    5
          Statements of Cash Flows                                             6
          Notes to Financial Statements                                     7-11

     ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS               12-18

     ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES
               ABOUT MARKET RISK                                              18

PART II.  OTHER INFORMATION

     ITEM 1.   LEGAL PROCEEDINGS                                              19

     ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS                      19

     ITEM 3.   DEFAULTS UPON SENIOR SECURITIES                                20

     ITEM 5.   OTHER INFORMATION                                              20

     ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                               21

SIGNATURES                                                                    24

                          PART I. FINANCIAL INFORMATION
                         GALAXY NUTRITIONAL FOODS, INC.
                                 BALANCE SHEETS

                                                                  JUNE 30,         MARCH 31,
                                                                    2002             2002
                                                                ------------     ------------
                                                                 (UNAUDITED)
                                     ASSETS
CURRENT ASSETS:
  Cash                                                          $      1,787     $        168
  Trade receivables, net                                           5,306,614        5,283,187
  Inventories                                                      4,955,633        5,748,652
  Prepaid expenses                                                   247,156          225,520
                                                                ------------     ------------

         Total current assets                                     10,511,190       11,257,527

PROPERTY AND EQUIPMENT, NET                                       23,738,489       24,180,636
OTHER ASSETS                                                         841,694          479,387
                                                                ------------     ------------

         TOTAL                                                  $ 35,091,373     $ 35,917,550
                                                                ============     ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Book overdrafts                                               $    699,571     $  1,192,856
  Line of credit                                                   4,502,419        5,523,875
  Accounts payable                                                 4,839,572        5,399,143
  Accrued liabilities                                              1,622,704          994,341
  Current portion of term notes payable                            1,828,198        1,809,000
  Current portion of obligations under capital leases                331,787          349,380
                                                                ------------     ------------

         Total current liabilities                                13,824,251       15,268,595

TERM NOTES PAYABLE, less current portion                           7,665,535        8,061,535
SUBORDINATED NOTES PAYABLE                                         3,692,885        3,385,770
OBLIGATIONS UNDER CAPITAL LEASES, less current portion               660,034          734,156
                                                                ------------     ------------

         Total liabilities                                        25,842,705       27,450,056
                                                                ------------     ------------

COMMITMENTS AND CONTINGENCIES                                             --               --

REDEEMABLE CONVERTIBLE PREFERRED STOCK                             2,313,603        2,156,311

STOCKHOLDERS' EQUITY:
  Common stock                                                       119,212          115,400
  Additional paid-in capital                                      60,318,474       60,717,914
  Accumulated deficit                                            (40,609,960)     (41,629,470)
                                                                ------------     ------------

                                                                  19,827,726       19,203,844

  Less: Notes receivable arising from the exercise of stock
         options and sale of common stock                        (12,772,200)     (12,772,200)
        Treasury stock, 26,843 shares, at cost                      (120,461)        (120,461)
                                                                ------------     ------------

         Total stockholders' equity                                6,935,065        6,311,183
                                                                ------------     ------------

         TOTAL                                                  $ 35,091,373     $ 35,917,550
                                                                ============     ============

                 See accompanying notes to financial statements.

                         GALAXY NUTRITIONAL FOODS, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


THREE MONTHS ENDED JUNE 30,                           2002             2001
                                                  ------------     ------------

NET SALES                                         $ 10,046,398     $ 11,801,669

COST OF GOODS SOLD                                   7,236,504        8,621,936
                                                  ------------     ------------
  Gross margin                                       2,809,894        3,179,733
                                                  ------------     ------------

OPERATING EXPENSES:
Selling                                              1,058,331        1,620,485
Delivery                                               571,562          642,259
Non-cash compensation related to
  options & warrants                                (1,637,261)       1,577,629
General and administrative                             841,506          820,547
Research and development                                57,774           53,316
                                                  ------------     ------------
  Total operating expenses                             891,912        4,714,236
                                                  ------------     ------------

INCOME (LOSS) FROM OPERATIONS                        1,917,982       (1,534,503)

Interest expense                                       898,472          707,268
                                                  ------------     ------------

NET INCOME (LOSS)                                 $  1,019,510     $ (2,241,771)

PREFERRED STOCK DIVIDENDS                              247,585          325,014
                                                  ------------     ------------

NET INCOME (LOSS) AVAILABLE TO
  COMMON SHAREHOLDERS                             $    771,925     $ (2,566,785)
                                                  ============     ============

BASIC NET INCOME (LOSS) PER COMMON SHARE          $       0.07     $      (0.26)
                                                  ============     ============
DILUTED NET INCOME (LOSS) PER COMMON SHARE        $       0.06     $      (0.26)
                                                  ============     ============

                See accompanying notes to financial statements.

                         GALAXY NUTRITIONAL FOODS, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                            Common Stock                                                     Notes
                      -------------------------      Additional         Accumulated      Receivable for    Treasury
                         Shares       Par Value    Paid-In Capital        Deficit         Common Stock       Stock         Total
                      -------------------------------------------------------------------------------------------------------------
Balance at March 31,
  2002                 11,540,041   $  115,400    $   60,717,914     $  (41,629,470)    $  (12,772,200)  $ (120,461)   $  6,311,183

Exercise of options         1,000           10             4,240                 --                 --           --           4,250
Issuance of common
  stock                   380,146        3,802         1,463,198                 --                 --           --       1,467,000
Issuance of warrants           --           --            50,700                 --                 --           --          50,700
Non-cash compensation
  related to options
  under non-recourse
  note receivable              --           --        (1,690,286)                --                 --           --      (1,690,286)
Dividends on
  preferred stock              --           --           (70,000)                --                 --           --         (70,000)
Accretion of discount
  on preferred stock                                    (157,292)                --                 --           --        (157,292)
Net income                     --           --                --          1,019,510                 --           --       1,019,510
                     --------------------------------------------------------------------------------------------------------------

Balance at June 30,
  2002                 11,921,187   $  119,212    $   60,318,474     $  (40,609,960)    $  (12,772,200)  $ (120,461)   $  6,935,065
                     ==============================================================================================================

                See accompanying notes to financial statements.

                         GALAXY NUTRITIONAL FOODS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


THREE MONTHS ENDED JUNE 30,                                                2002             2001
                                                                       ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss)                                                    $  1,019,510     $ (2,241,771)
  Adjustments to reconcile net income (loss) to net cash from (used
    in) operating activities:
      Depreciation and amortization                                         568,770          455,547
      Amortization of debt discount                                         307,115          102,372
      Provision for losses on trade receivables                            (179,037)              --
      Non-cash compensation related to options under non-recourse
        note receivable                                                  (1,690,286)       1,573,566
      Amortization of consulting and director fee expense paid
        through issuance of common stock warrants                            53,025            4,063
      (Increase) decrease in:
        Trade receivables                                                   155,610         (704,280)
        Inventories                                                         793,019           52,242
        Prepaid expenses                                                    (21,636)         (69,919)
      Increase (decrease) in:
        Accounts payable                                                   (559,571)      (2,628,451)
        Accrued liabilities                                                 558,363           31,567
                                                                       ------------     ------------

   NET CASH FROM (USED IN) OPERATING ACTIVITIES                           1,004,882       (3,637,870)
                                                                       ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                       (126,623)        (221,217)
  Increase in other assets                                                 (364,632)              --
                                                                       ------------     ------------

   NET CASH FROM (USED IN) INVESTING ACTIVITIES                            (491,255)        (221,217)
                                                                       ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Book overdrafts                                                          (493,285)         659,668
  Net borrowings (payments) on line of credit                            (1,021,456)         583,780
  Borrowings on term note payable                                           500,000               --
  Repayments on term notes payable                                         (876,802)        (285,360)
  Principal payments on capital lease obligations                           (91,715)          (6,798)
  Proceeds from issuance of common stock, net of offering costs           1,467,000               --
  Proceeds from exercise of common stock options                              4,250            7,820
  Proceeds from issuance of preferred stock, net of costs                        --        2,900,959
                                                                       ------------     ------------

   NET CASH FROM (USED IN) FINANCING ACTIVITIES                            (512,008)       3,860,069
                                                                       ------------     ------------

NET INCREASE IN CASH                                                          1,619              982

CASH, BEGINNING OF YEAR                                                         168              500
                                                                       ------------     ------------

CASH, END OF YEAR                                                      $      1,787     $      1,482
                                                                       ============     ============

                See accompanying notes to financial statements.

                         GALAXY NUTRITIONAL FOODS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     ------------------------------------------

     The unaudited financial statements have been prepared by the Company, under the rules and regulations of the Securities and Exchange Commission. The accompanying financial statements contain all normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of such financial statements. Certain information and disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted under such rules and regulations although the Company believes that the disclosures are adequate to make the information presented not misleading. The March 31, 2002 balance sheet data was derived from the audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These unaudited financial statements should be read in conjunction with the financial statements and notes included on Form 10-K for the fiscal year ended March 31,2002. Interim results of operations for the three-month period ended June 30, 2002 may not necessarily be indicative of the results to be expected for the full year.

     Net Income (Loss) per Common Share
     ----------------------------------
     Net income (loss) per common share is computed by dividing net income or loss by the weighted average shares outstanding. Diluted income (loss) per common share is computed on the basis of weighted average shares outstanding plus potential common shares which would arise from the exercise of stock options, warrants and conversion of the Series A preferred stock.

     Use of Estimates
     ----------------
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expense during the reporting period. The Company's significant estimates include the allowance for doubtful accounts receivable and valuation of deferred taxes and warrants. Actual results could differ from those estimates.

     New Accounting Pronouncements
     -----------------------------
     In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," it retains the fundamental provisions of those Statements. SFAS No. 144 becomes effective for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 144 did not have a material effect on our results of operations or financial position for the three months ended June 30, 2002.

     Reclassifications
     -----------------
     Certain items in the financial statements of the prior period have been reclassified to conform to current period presentation.

     Segment Information
     -------------------
     The Company does not identify separate operating segments for management reporting purposes. The results of operations are the basis on which management evaluates operations and makes business decisions. The Company's sales are generated primarily within the United States of America.

(2)  INVENTORIES
     -----------
     Inventories are summarized as follows:
                                             June 30, 2002    March 31, 2002
                                             -------------    -------------
                                              (UNAUDITED)

         Raw materials                       $   2,255,514    $   2,482,458
         Finished goods                          2,700,119        3,266,194
                                             -------------    -------------

         Total                               $   4,955,633    $   5,748,652
                                             =============    =============

(3)  LINE OF CREDIT AND NOTES PAYABLE
     --------------------------------
     As of June 30, 2002, the Company had a line of credit with a maximum principal amount of $7.5 million from FINOVA Capital Corporation ("FINOVA Capital"), the proceeds of which are for working capital purposes. The amount that the Company can borrow under the line of credit is based on a formula of up to 80% of eligible accounts receivable plus 50% of eligible inventories not to exceed $3 million, as defined in the agreement. Pursuant to a certain Amendment and Limited Waiver to Security Agreement dated June 26, 2002, the inventory advance rate decreases by 1% per month beginning July 1, 2002 from a current level of 50% to 37% by the maturity date. The line of credit is secured by all accounts receivable, inventory, machinery, equipment, trademarks and patents owned by the Company. Interest is payable monthly on the outstanding draws on the line of credit at a rate of prime plus four percent (8.75% at June 30, 2002). The line of credit expires on July 1, 2003, at which time the entire outstanding principal amount of the line of credit, and all accrued but unpaid interest thereon, is due and payable in full. As of June 30, 2002, the Company had an outstanding balance of $4,502,419 under this line.

     On September 30, 1999, the Company obtained a $4 million subordinated loan from FINOVA Mezzanine Capital, Inc. ("FINOVA Mezzanine"). The Company received loan proceeds in the amount of $3,620,000 after paying loan costs of $380,000. Amounts outstanding under the loan are secured by a subordinated lien on substantially all of the Company's assets. A balloon payment of the entire principal amount of the loan, and all accrued but unpaid interest thereon, is due upon maturity on July 1, 2003. Interest on the loan is payable monthly at a rate of 15.5% per annum. In consideration of the loan, the Company issued to FINOVA Mezzanine a warrant to purchase 915,000 shares of our common stock at an exercise price of $3.41 per share which represented 80% of the fair value of our stock on the date the warrant was issued. The warrant was valued at $786,900 which was recorded as a debt discount and is being amortized to interest expense from the date of issuance of the note to the maturity date of the note. As of June 30, 2002, the Company had an outstanding balance of $3,692,885 under this loan, which includes principal of $4,000,000 less $307,115 of debt discount remaining to be amortized.

     The line of credit and subordinated loan described above contain certain financial and operating covenants. In June 2002, the Company notified FINOVA Capital and FINOVA Mezzanine that it had failed to comply with the minimum operational cash flow to contractual debt service ratio and the funded debt to EBITDA ratio. FINOVA Capital agreed to waive those violations for the fiscal year ended March 31, 2002 and the fiscal quarter ended June 30, 2002 and to amend such covenants for the fiscal quarters beginning July 1, 2002, pursuant to a certain Amendment and Limited Waiver to Security Agreement dated June 26, 2002. FINOVA Mezzanine also agreed to waive the violations of its covenants for the fiscal year ended March 31, 2002 and the fiscal quarter ended June 30, 2002, and to amend those covenants for future fiscal quarters pursuant to a letter agreement dated June 26, 2002 and amendments to the subordinated notes. In consideration of the waivers and covenant amendments, the Company agreed to pay a facility fee of $413,500, which was deemed fully earned on June 26, 2002. The facility fee is payable as follows: $172,500 is due and payable on the earliest of (a) July 1, 2003, (b) the occurrence of an event of default, or
     (c) the date on which the Company repays either all of the obligations to FINOVA Capital under the Loan Agreement or any portion of the principal obligations to FINOVA Mezzanine under the FINOVA Mezzanine loan documents, with the balance of $241,000 due and payable only upon FINOVA Mezzanine's exercise of its warrants.

     In March 2000, the Company obtained a $10 million term loan from SouthTrust Bank, N.A. This note bears interest at prime rate (4.75% at June 30, 2002) and is due in monthly principal installments of $93,000 plus interest. The note matures in March 2005. The balance outstanding on this note as of June 30, 2002 was $8,593,733. This term loan is secured by certain machinery and equipment.

     In October 2000, the Company's president guaranteed a $1.5 million short-term bridge loan that it obtained from SouthTrust Bank, N.A. by pledging one million of his shares of the Company's common stock to secure the loan. Interest on this note is at the prime rate (4.75% at June 30, 2002). The loan is being paid down by monthly principal payments of $50,000 plus interest. The note matures in October 2003. The balance outstanding on this note as of June 30, 2002 was $900,000.

     The term loan and the short-term bridge loan from SouthTrust Bank, N.A. contain certain financial and operating covenants. The Company was in violation of all financial covenants at March 31, 2002. On June 27, 2002, the Company received a waiver for the year ended March 31, 2002 and for all future periods through July 1, 2003.

     On June 26, 2002, the Company signed a $550,000 promissory note with Excalibur Limited Partnership, one of the holders of the Company's Series A Preferred Stock. In consideration of the note, the Company issued Excalibur Limited Partnership a warrant to purchase 30,000 shares of Common Stock, which are exercisable until June 26, 2007 at a price equal to $5.50 per share. This note was non-interest bearing assuming that it was repaid on or before July 26, 2002. This note was secured by 250,000 shares of Common Stock owned by the Angelo S. Morini, the Company's Chief Executive Officer and President. On June 26, 2002, the Company received loan proceeds in the amount of $500,000 in cash. The additional $50,000 was retained by Excalibur Limited Partnership as payment for consulting fees due to Excalibur Limited Partnership in accordance with a consulting agreement entered into on June 26, 2002, which expires December 31, 2002. This note was paid in full on June 28th from proceeds derived from the issuance of common stock as discussed in Note 6.

(4)  COMMITMENTS AND CONTINGENCIES
     -----------------------------
     On May 17, 2002, Schreiber Foods, Inc. of Green Bay Wisconsin filed a lawsuit against the Company in the federal district court for the Eastern District of Wisconsin, being Case No. 02-C-0498, alleging various acts of patent infringement. The Complaint alleges that the Company's machines for wrapping of individual cheese slices, manufactured by Kustner Industries, S.A. of Switzerland, known as models KE and KD, and the Company's machines for producing individually wrapped slices manufactured by Hart Design Mfg., Inc. of Green Bay, Wisconsin, infringe unspecified claims of U.S. Patents Nos. 5,440,860, 5,701,724 and 6,085,680. Additionally, the Complaint refers to U.S. Patent No. 5,112,632, but it does not explicitly allege infringement of that patent; because the case is in the earliest stages, there has not yet been an opportunity to determine whether Schreiber Foods intends to pursue allegations of infringement of the 5,112,632 Patent against the Company. Schreiber Foods is seeking a preliminary and permanent injunction prohibiting the Company from further infringing acts and is also seeking damages in the nature of either lost profits or reasonable royalties.

     On or about July 10, 2002, the Company filed a Motion to Dismiss the Wisconsin lawsuit on the grounds that Schreiber Technologies, Inc., not Schreiber Foods, is the owner of the asserted patents. Also on July 10, 2002, the Company filed a Declaratory Judgment action against Schreiber Technologies, Inc. in the federal court for the Middle District of Florida, being case No. 02-CV-784, seeking a declaration that the Company does not infringe these patents and/or that the patents are invalid and unenforceable. Schreiber Foods has opposed the Motion to Dismiss claiming that it reacquired ownership of the patents. Schreiber Technologies has not yet responded to the Florida complaint.

     The Company is not in a position at this time to express a view on the likelihood that it will succeed in its position, nor in the amount of damages that might be awarded against it should it be unsuccessful in that regard.

(5)  SUPPLEMENTAL CASH FLOW INFORMATION
     ----------------------------------
     For purposes of the statement of cash flows, all highly liquid investments with a maturity date of three months or less are considered to be cash equivalents. During the three months ended June 30, 2002 and 2001, the Company recorded $53,025 and $4,063 related to the issuance of warrants in exchange for consulting services.

     Three months ended June 30,                          2002           2001
     ---------------------------------------------------------------------------

     Non-cash financing and investing activities:
     Amortization of consulting and directors fees
     paid through issuance of common stock warrants $ 53,025 $ 4,063 Original issuance discount related to price
     guarantee on FINOVA transaction                           --        945,400
     Issuance of subordinated note payable related
     to price guarantee on FINOVA transaction                  --        815,000
     Exercise of warrants through reduction
     in line of credit                                         --      2,321,929
     Accrued preferred stock dividends and related
     beneficial conversion feature                         90,293        110,200

     Discount related to preferred stock                       --      1,904,495
     Accretion of discount on preferred stock             157,292        214,814

     Cash paid for:
     Interest                                             451,766        672,524
     Income taxes                                          24,000             --

(6)  CAPITAL STOCK
     -------------
     On April 6, 2001, in accordance with an exemption from registration under Regulation D promulgated under the Securities Act of 1933, as amended, the Company received proceeds of approximately $3,082,000 less costs of $181,041 for the issuance of 72,646 shares of the Company's Series A convertible preferred stock and warrants to purchase shares of the Company's common stock. The shares are subject to certain designations, preferences and rights, including the right to convert each preferred share into ten shares of common stock, the right to a ten percent stock dividend after one year of issuance payable in shares of preferred stock, and an eight percent stock dividend for the subsequent three years thereafter payable in either cash or shares of preferred stock. The per share conversion price is the lower of (x) $4.08 or (y) 95% of the average of the two lowest closing bid prices on the American Stock Exchange of the common stock out of the fifteen trading days prior to conversion. The liquidation preference of each preferred share is $48.18 plus accrued dividends ($53.96 at June 30, 2002).

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

     For the three months ended June 30, 2002 and 2001, the Company has recorded accrued dividends of $70,000 for the 8% preferred stock dividend and $82,500 for the 10% preferred stock dividend, respectively, in connection with the issuance of the preferred stock and warrants. The Company recorded a discount on preferred stock of $2,003,770 related to the beneficial conversion feature ($1,449,370), the fair value of the initial warrants ($277,200) and redemption warrants ($277,200) and the fair value of the mandatory redemption price. The excess of the redemption value of $4,391,861 over the initial carrying value of $523,830 was $3,868,031 and is being accreted and recorded as dividends over the redemption period (48 months) using the straight line method, which approximates the effective interest method. For the three months ended June 30, 2002 and 2001, the Company recorded $157,292 and $214,814, respectively, of dividends related to the accretion of preferred stock. As of June 30, 2002, the value of the redeemable convertible preferred stock is $2,313,603.

     In accordance with Regulation D and pursuant to a certain Common Stock and Warrants Purchase Agreement dated June 28, 2002, the Company sold 367,647 shares of Common Stock for $4.08 (85% of an average market price) and issued warrants to purchase 122,549 shares of Common Stock at a price equal to $5.52 per share to Stonestreet Limited Partnership. In connection with such sale, the Company issued 7,812 shares of Common Stock to Stonestreet Corporation and 4,687 shares of Common Stock to H&H Securities Limited in exchange for their services as finders. Registration of all of these shares, including the shares underlying the warrants, is to be completed within 120 days of issuance. Per the terms of the agreement, the Company received net proceeds of $930,000, after the repayment of a $550,000 promissory note dated June 26, 2002 in favor of Excalibur Limited Partnership and payment of $20,000 for Stonestreet Limited Partnership's costs and expenses related to the purchase of these shares of Common Stock.

(7)  EARNINGS PER SHARE
     ------------------
     The following is a reconciliation of basic net earnings (loss) per share to diluted net earnings (loss) per share:

     Three months ended June 30,                      2002             2001
     ---------------------------------------------------------------------------

     Net income (loss) per common share              $   771,925    $(2,566,785)
     Basic net income (loss) per common share        $      0.07    $     (0.26)
                                                     ---------------------------

     Average shares outstanding - basic               11,548,929     10,019,304
     Conversion of Series A preferred stock              943,686             --
     "In-the-money" shares under
       stock option agreements                         2,470,504             --
     "In-the-money" shares under
       stock warrant agreements                          427,572             --
     Less:  Shares assumed repurchased under
       treasury stock method                          (2,214,701)            --
                                                     ---------------------------

     Average shares outstanding - diluted             13,175,990     10,019,304
                                                     ---------------------------

     Diluted income (loss) per common share          $      0.06    $     (0.26)
                                                     ===========================

     Options for 1,501,296 shares and warrants for 227,998 shares have not been included in the computation of diluted net income (loss) per common share for the three months ended June 30, 2002, as their effect would be antidilutive. Potential conversion of Series A preferred stock for 710,396 shares, options for 1,573,357 shares, and warrants for 258,429 shares have not been included in the computation of diluted net income (loss) per common share for the three months ended June 30, 2001, as their effect would be antidilutive.

                         GALAXY NUTRITIONAL FOODS, INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this report. The following discussion contains certain forward-looking statements, within the meaning of the "safe-harbor" provisions of the Private Securities Reform Act of 1995, the attainment of which involves various risks and uncertainties. These forward-looking statements are based on our current expectations, estimates and projections about our industry, management's beliefs and certain assumptions made by us. Forward-looking statements may be identified by the use of forward-looking terminology such as "may", "will", "expect", "believe", "estimate", "anticipate", "continue", or similar terms, variations of these terms or the negative of those terms. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results may differ materially from those described in these forward-looking statements due to among other factors, competition in our product markets, dependence on suppliers, our manufacturing experience, and production delays or inefficiencies. We undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

Galaxy Nutritional Foods, Inc. (the "Company") is principally engaged in developing, manufacturing and marketing a variety of healthy cheese and dairy related products, as well as other cheese alternatives, and is a leading producer of soy-based alternative dairy products. These healthy cheese and dairy related products include low or no fat, low or no cholesterol and lactose-free varieties. These products are sold throughout the United States and internationally to customers in the retail and food service markets. The Company's headquarters and manufacturing facilities are located in Orlando, Florida.

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

The Company records revenue upon shipment of products to its customers and there is reasonable assurance of collection on the sale. It provides credit terms to customers usually based on net 30 days. The Company performs ongoing credit evaluations of its accounts receivable and makes reserves for anticipated future credits that will be issued to its customers for promotions, discounts, spoils, etc., based on historical experience. In addition, the Company evaluates the accounts for potential uncollectible amounts. The reserve for accounts receivable is then adjusted to reflect these estimates. At June 30, 2002 and March 31, 2002, the Company had reserved approximately $495,000 and $678,000 for known and anticipated future credits and doubtful accounts. During the three months ended June 30, 2002, the Company recorded income of $179,037 related to collections of doubtful accounts. No income or expense was recorded during the three months ended June 30, 2001.

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

Statement of Financial Accounting Standards No. 123 ("FAS 123"), Accounting for Stock Based Compensation, requires the Company to report compensation expense on warrants issued to non-employees for services rendered, in accordance with the fair value based method prescribed in FAS 123. The Company estimates the fair value of each warrant based on the expected vesting due to performance requirements set forth in the warrant or service agreement and life of the warrant by using a Black-Scholes option-pricing model with the following assumptions used in the fiscal 2003 option-pricing model: no dividend yield, 37% volatility, risk-free interest rate of 4.06%, and expected lives of five years. Assumptions used for grants in fiscal 2002: no dividend yield, 38% volatility, risk-free interest rate ranging from 4.75%, and expected lives of ten years.

RESULTS OF OPERATIONS

During fiscal year 2000, the Company experienced increasing demand for its products but was unable to fill all of the orders it received due, in part, to a lack of production capacity. During the latter part of fiscal 2001 and the beginning of fiscal 2002, the Company significantly increased its production capacity by purchasing and installing additional production equipment for six new production lines that included two slice lines, a chunk cheese line, a cup line, a string cheese line, and a shred line. This equipment enables the Company to produce new products, improve product quality, and increase the production volume of existing products. The installation of the equipment was delayed significantly due to late shipments by manufacturers and problems configuring the machines to meet the manufacturing needs of our unique line of products, but was completed by September 2001. Because of the delays in the installation of the equipment, the Company experienced excess overhead costs and downtime during the first and second quarters of fiscal 2002, which resulted in increased costs and reduced cash flows for those periods. Additionally, although a substantial portion of the purchase price and installation costs incurred in connection with the new equipment was financed through a loan obtained from SouthTrust Bank, N.A., the Company used nearly all of the excess cash that the Company had at the time to purchase and install the new equipment. As a result of the large cash outlays related to this expansion along with the delays in new product shipment, the Company experienced shortfalls in cash that affected nearly every aspect of our operations in fiscal 2002.

NET SALES were $10,046,398 in the three months ended June 30, 2002, compared to net sales of $11,801,669 for the three months ended June 30, 2001, a decrease of 15%. Although the sales in fiscal 2003 is a decrease from the first quarter of fiscal 2002, the sales are at the same level (approx. $10 million) as they were for the fourth quarter ended fiscal 2002. The decrease in first quarter fiscal 2003 sales compared to the first quarter of fiscal 2002 is attributed to the significant reduction in cash flows in fiscal 2002 as described above. As a result of the cash shortages and short shipments, the Company made a strategic product mix decision deciding to focus on its higher-margin brand name products under the Veggie brand and turn away certain private label business. While demand for the Company's products and private label business continues to increase, sales growth was maintained at lower levels so that the Company can grow profitably.

COST OF GOODS SOLD were $7,236,504 representing 72% of net sales for the quarter ended June 30, 2002, compared with $8,621,936 or 73% of net sales for the same period ended June 30, 2001. The decrease in direct materials cost decreased proportionally with the decrease in sales, resulting in approximately $1 million in decreased costs. The completed installation of the new equipment in fiscal 2002 created an increase of $160,000 in depreciation and personal property taxes in the first quarter of fiscal 2003. However, in response to the additional efficiencies that the new equipment is now providing, the Company substantially decreased the number of production personnel late in fiscal 2002, which caused labor-related expenses to decrease approximately $500,000 in the first quarter of fiscal 2003. Now that the equipment is fully operational and the labor crews are trained, the Company is seeing improved run rates with more, high-quality product produced per hour. This resulted in gross margin increasing from the annual rate of 19% in fiscal 2002 to 28% in the first quarter of fiscal 2003. The Company expects that with its increased efficiencies in labor, production and purchasing along with tight controls on product mix, it will continue to sustain and improve its margins in fiscal 2003.

SELLING expenses were $1,058,331 for the quarter ended June 30, 2002, compared with $1,620,485 for the same period ended June 30, 2001, a decrease of 35%. The decrease in expenses is due to further reductions in advertising and promotional expenses of approximately $334,000 in the first three months of fiscal 2003 compared to the same period in fiscal 2002. In 2002, more promotions were directed to provide incentives to our direct customers for brand item purchases. In addition, the Company experienced a decrease (approximately 15%) in brokerage and salary costs proportional to the decrease in net sales. The Company expects that fiscal 2003 selling expenses will continue to remain at levels below its fiscal 2002 expenses based on the Company's current plan for advertising and promotional allowances that are granted on volume purchases rather than on individual item discounts.

DELIVERY expenses were $571,562 for the quarter ended June 30, 2002, compared with $642,259 for the same period ended June 30, 2001. Delivery expenses approximate 5.5% of net sales each period. The decrease in delivery costs is in direct proportion to the decrease in net sales.

NON-CASH COMPENSATION RELATED TO OPTIONS AND WARRANTs showed an income of $1,637,261 for the three months ended June 30, 2002 compared to an expense of $1,577,629 for the three months ended June 30, 2001. The Financial Accounting Standards Board issued Interpretation No. 44 ("FIN 44"), which clarifies the application of APB Opinion 25 relating to the accounting consequences of various modifications to fixed stock options. FIN 44 states that when an option is repriced, it is treated as a variable option and is marked to market each quarter. In accordance with FIN 44, the underlying options related to the $12,772,200 note receivable from Angelo S. Morini, the Company's Chief Executive Officer and President, are treated as variable due to the nature of the note being a non-interest bearing and non-recourse note. Accordingly, any differences between the exercise price of the options and the market price of the Company's common stock is recorded as compensation income or expense at each reporting period. During the three months ended June 30, 2002, the market value of the Company's stock decreased from $5.43 at March 31, 2002 to $4.85 at June 30, 2002. Therefore, the Company recorded a $1,690,286 decrease in the compensation related to this decrease in stock value. Additionally, the Company recorded a $53,025 expense related to the fair value of warrants issued for consulting services. During the three months ended June 30, 2001, the market value of the Company's stock increased from $4.76 at March 31, 2001 to $5.30 at June 30, 2001. Therefore, the Company recorded a $1,573,566 increase in the compensation related to this increase in stock value. Additionally, the Company recorded a $4,063 expense related to the fair value of warrants issued for consulting services. Due to the volatility of the market price of the Company's common stock, it is incapable of predicting whether this expense will increase or decrease in the future. A $0.01 increase or decrease in the Company's common stock price results in an expense or income, respectively, of $29,143.

GENERAL AND ADMINISTRATIVE expenses were $841,506 for the quarter ended June 30, 2002, compared with $820,547 for the same period ended June 30, 2001, a 3% increase. The increase was primarily due to an increase in legal expenses incurred in relation to financing transactions and consulting services undertaken during the first quarter of fiscal 2003.

RESEARCH AND DEVELOPMENT expenses were $57,774 for the quarter ended June 30, 2002, compared with $53,316 for the quarter ended June 30, 2001, an 8% increase. This increase is primarily the result of a change in the allocation of general overhead costs to this department. The Company expects that this will be a permanent increase for fiscal 2003.

INTEREST expense increased $191,204 or 27% in the first quarter of fiscal 2003 compared to the first quarter of fiscal 2002. On September 30, 1999, the Company entered into a $4,000,000 subordinated note payable with FINOVA Mezzanine Capital, Inc. ("FINOVA Mezzanine"). This debt currently bears interest at a rate of 15.5% and includes an original issuance discount of $786,900, which is amortized as interest expense over the term of the debt. In connection with FINOVA Mezzanine's warrant exercise and transfer of 815,000 shares of the Company's Common Stock, the Company agreed to guarantee the price at which the shares were sold to the public at $4.41 per share. The actual price received by FINOVA Mezzanine was $3.25 per share and the difference of $945,400 was recorded as a debt discount and is being amortized over the remaining term of the subordinated note. During the three months ended June 30, 2002 and 2001, $307,115 and $194,659, respectively, of the total debt discount of $1,732,300 was amortized to interest expense. This non-cash amortization increased by $112,456 because the period of this loan was shortened by FINOVA Mezzanine in a waiver issued in November 2001. Interest expense also increased because the interest rate charged by FINOVA Capital ("FINOVA Capital") Corporation and FINOVA Mezzanine on the Company's outstanding debt was 4% higher in the first quarter of fiscal 2003 compared to the first quarter of fiscal 2002. See "Debt Financing" below for further detail on the Company's outstanding debts and interest rates thereon.

LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES - Net cash from operating activities was $1,004,882 for the three months ended June 30, 2002 compared to net cash used of $3,637,870 for the same period ended June 30, 2001. The increase in cash from operations is primarily attributable to a reduction in cash operating expenditures in fiscal 2003 along with further reductions in inventory levels. In fiscal 2002, the Company used a significant portion of its cash to decrease its amounts payable to vendors.

INVESTING ACTIVITIES - Net cash used in investing activities totaled $491,255 for the three months ended June 30, 2002 compared to net cash used of $221,217 for the same period ended June 30, 2001. The increase in cash used for investing activities during fiscal 2003 as compared to fiscal 2002 primarily resulted from the increase in deferred loan costs related to the FINOVA Capital and FINOVA Mezzanine loans as further discussed below. These deferred loan costs are capitalized and expensed to interest over the life of the loans.

FINANCING ACTIVITIES - Net cash flows used by financing activities were $512,008 for the three months ended June 30, 2002 compared to cash flows provided by financing activities of $3,860,069 for the same period ended June 30, 2001. During the three months ended June 30, 2002, the Company received loan proceeds from Excalibur Limited Partnership in the amount of $500,000 in cash. The proceeds of which were used to pay down a portion of the Company's outstanding debt under its term loan from SouthTrust Bank, N.A. In addition, the Company raised $1,500,000 through the issuance of common stock (as further discussed below). These proceeds were used to pay off its term loan from Excalibur Limited Partnership and for working capital purposes. The Company used its cash from operating activities to reduce the balance of the Company's outstanding debt under its line of credit from FINOVA Capital. The large cash flows from financing activities during the three months ended June 30, 2001 were primarily the result of the issuance of preferred stock and increased draws on the line of credit from FINOVA Capital. The majority of these proceeds were used to finance the Company's operating activities in fiscal 2002.

Debt Financing
As of June 30, 2002, the Company had a line of credit with a maximum principal amount of $7.5 million from FINOVA Capital Corporation, the proceeds of which are for working capital purposes. The amount that the Company can borrow under the line of credit is based on a formula of up to 80% of eligible accounts receivable plus 50% of eligible inventories not to exceed $3 million, as defined in the agreement. Pursuant to a certain Amendment and Limited Waiver to Security Agreement dated June 26, 2002, the inventory advance rate decreases by 1% per month beginning July 1, 2002 from a current level of 50% to 37% by the maturity date. The line of credit is secured by all accounts receivable, inventory, machinery, equipment, trademarks and patents owned by the Company. Interest is payable monthly on the outstanding draws on the line of credit at a rate of prime plus four percent (8.75% at June 30, 2002). The line of credit expires on July 1, 2003, at which time the entire outstanding principal amount of the line of credit, and all accrued but unpaid interest thereon, is due and payable in full. As of June 30, 2002, the Company had an outstanding balance of $4,502,419 under this line.

On September 30, 1999, the Company obtained a $4 million subordinated loan from FINOVA Mezzanine to finance additional working capital and capital improvement needs. The Company received loan proceeds in the amount of $3,620,000 after paying loan costs of $380,000. Amounts outstanding under the loan are secured by a subordinated lien on substantially all of the Company's assets. A balloon payment of the entire principal amount of the loan, and all accrued but unpaid interest thereon, is due upon maturity in July 2003. The interest rate applicable to the loan was increased from 11.5% to 13.5% in July 2001. In February 2002, the interest rate increased to 15.5%. In consideration of the loan, the Company issued to FINOVA Mezzanine a warrant to purchase 915,000 shares of our common stock at an exercise price of $3.41 per share which represented 80% of the fair value of our stock on the date the warrant was issued. The warrant was valued at $786,900 which was recorded as a debt discount and is being amortized to interest expense from the date of issuance of the note to the maturity date of the note. As of March 31, 2002, the Company had an outstanding principal balance of $4,000,000 under this loan.

On December 26, 2000, the FINOVA Mezzanine exercised a portion of the warrant to purchase 815,000 shares of Common Stock at a price of $3.41 per share. The
Company received from the exercise of the warrant net proceeds of $2,452,329, after paying transaction costs of $326,822. In connection with this transaction, the Company agreed to reimburse FINOVA Mezzanine for brokerage commission and other expenses incurred by it, in connection with the sale of the 815,000 shares to the public, which were sold at a price of $3.25 per share. These costs and expenses were recorded as a reduction in the proceeds received from the exercise of the warrants. In addition, the Company agreed to guarantee the price ($4.41 per share) at which the shares would be sold to the public. The difference between the actual price received by FINOVA Mezzanine ($3.25) and the guaranteed price ($4.41) was $945,400, which was recorded as a debt discount and is being amortized over the remaining term of the subordinated note. The consideration for the difference between the exercise price of $3.41 and the guaranteed price of $4.41 was $815,000. FINOVA Mezzanine agreed to finance such amount under an additional subordinated term loan which was payable in full on December 29, 2001. However, the Company obtained an extension for a fee of $55,000 and made payments of $30,000 per business day through February 28, 2002, at which time the additional loan was paid in full. During the three months ended June 30, 2002 and 2001, $307,115 and $102,372, respectively, of the total debt discounts of $1,732,300 were amortized to interest expense. At June 30, 2002, the unamortized debt discounts totaled $307,115 and the remaining principal balance due on the notes was $4,000,000, resulting in a net balance of $3,692,885 as of June 30, 2002.

The line of credit and subordinated loans described above contain certain financial and operating covenants. In June 2002, the Company notified FINOVA Capital and FINOVA Mezzanine that it had failed to comply with the minimum operational cash flow to contractual debt service ratio and the funded debt to EBITDA ratio. FINOVA Capital agreed to waive those violations for the fiscal year ended March 31, 2002 and the fiscal quarter ended June 30, 2002 and to amend such covenants for the fiscal quarters beginning July 1, 2002, pursuant to a certain Amendment and Limited Waiver to Security Agreement dated June 26, 2002. FINOVA Capital extended the maturity date from October 15, 2002 to July 1, 2003, removed any prepayment penalties, reduced the credit line from $13 million to $7.5 million, reduced the inventory limit from $6 million to $3 million, and will reduce the inventory advance rate by 1% per month beginning July 1, 2002 (from a level of 50% at June 30, 2002 to 37% by the maturity date). FINOVA Mezzanine also agreed to waive the violations of its covenants for the fiscal year ended March 31, 2002 and the fiscal quarter ended June 30, 2002, and to amend those covenants for future fiscal quarters pursuant to a letter agreement dated June 26, 2002 and amendments to the subordinated notes. In consideration of the waivers and covenant amendments, the Company agreed to pay a facility fee of $413,500, which was deemed fully earned on June 26, 2002. The facility fee is payable as follows: $172,500 is due and payable on the earliest of (a) July 1, 2003, (b) the occurrence of an event of default, or (c) the date on which the Company repays either all of the obligations to FINOVA Capital under the Loan Agreement or any portion of the principal obligations to FINOVA Mezzanine under the FINOVA Mezzanine loan documents, with the balance of $241,000 due and payable only upon FINOVA Mezzanine's exercise of its warrants.

In March 2000, the Company obtained a $10 million term loan from SouthTrust Bank, N.A. This note bears interest at prime rate (4.75% at June 30, 2002) and is due in monthly principal installments of $93,000 plus interest. The note matures in March 2005. The balance outstanding on this note as of June 30, 2002 was $8,593,733. This note was used to pay off a prior term loan and to finance approximately $7.5 million in new equipment purchases to expand our production capacity, including the new production equipment purchased and installed throughout fiscal 2001 and the beginning of fiscal 2002. This term loan is secured by certain machinery and equipment, including the Company's new production equipment.

In October 2000, Angelo S. Morini, the Company's Chief Executive Officer and President, guaranteed a $1.5 million short-term bridge loan that the Company obtained from SouthTrust Bank, N.A. by pledging one million of his shares of the Company's Common Stock to secure the loan. Interest on this note is at the prime rate (4.75% at March 31, 2002). The loan is being paid down by monthly principal payments of $50,000 plus interest. The note matures in October 2003. The balance outstanding on this note as of June 30, 2002 was $900,000. In consideration of his guarantee and related pledge, the Company granted Mr. Morini stock options to acquire 343,125 shares of Common Stock at an exercise price of $3.88 per share. Such options shall expire on December 15, 2010.

The term loan and the short-term bridge loan from SouthTrust Bank, N.A. contain certain financial and operating covenants. The Company was in violation of all financial covenants at March 31, 2002. On June 27, 2002, the Company received a waiver for the year ended March 31, 2002 and for all future periods through July 1, 2003.

On June 26, 2002, the Company signed a $550,000 promissory note with Excalibur Limited Partnership, one of the holders of the Company's Series A Preferred Stock. In consideration of the note, the Company issued Excalibur Limited Partnership a warrant to purchase 30,000 shares of Common Stock, which are exercisable until June 26, 2007 at a price equal to $5.50 per share. This note was non-interest bearing assuming that it was repaid on or before July 26, 2002. This note was secured by 250,000 shares of Common Stock owned by the Angelo S. Morini, the Company's Chief Executive Officer and President. On June 26, 2002, the Company received loan proceeds in the amount of $500,000 in cash. The additional $50,000 was retained by Excalibur Limited Partnership as payment for consulting fees due to Excalibur Limited Partnership in accordance with a consulting agreement entered into on June 26, 2002, which expires December 31, 2002. This note was paid in full on June 28th from proceeds derived from the issuance of common stock as discussed below.

Equity Financing
On April 6, 2001, the Company issued to BH Capital Investments, L.P. and Excalibur Limited Partnership, in accordance with an exemption from registration under Regulation D promulgated under the Securities Act of 1933, as amended ("Regulation D"), (i) an aggregate of 72,646 shares of the Company's Series A convertible preferred stock, $0.01 par value (the "Series A Preferred Stock"), and (ii) warrants to purchase shares of the Common Stock, at an aggregate sales price of approximately $3,082,000. The Series A Preferred Stock is subject to certain designations, preferences and rights set forth in our Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock, including the right to convert such shares into shares of Common Stock at any time, at a current conversion rate (subject to appropriate adjustment for stock splits, stock dividends, recapitalizations and other events) equal to the quotient of:

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

In accordance with Regulation D and pursuant to a certain Common Stock and Warrants Purchase Agreement dated June 28, 2002, the Company sold 367,647 shares of Common Stock for $4.08 (85% of an average market price) and issued warrants to purchase 122,549 shares of Common Stock at a price equal to $5.52 per share to Stonestreet Limited Partnership. In connection with such sale, the Company issued 7,812 shares of Common Stock to Stonestreet Corporation and 4,687 shares of Common Stock to H&H Securities Limited in exchange for their services as finders. Registration of all of these shares, including the shares underlying the warrants, is to be completed within 120 days of issuance. Per the terms of the agreement, the Company received net proceeds of $930,000, after the repayment of a $550,000 promissory note dated June 26, 2002 in favor of Excalibur Limited Partnership and payment of $20,000 for Stonestreet Limited Partnership's costs and expenses related to the purchase of these shares of Common Stock.

Management believes that with the proceeds received in connection with its credit facilities and equity financings together with cash flow from current operations, the Company will have enough cash to meet its fiscal 2003 liquidity needs based on current operation levels. However, substantial additional financing is necessary to meet the demands of expected future higher sales volumes and to refinance the FINOVA Capital and FINOVA Mezzanine loans that will mature in July 2003. The Company is currently conducting negotiations and undergoing a preliminary due diligence process with a potential third party lender than would replace FINOVA Capital as our primary asset-based lender. In the event that FINOVA is not replaced before the quarter ended September 30, 2002, the Company believes that it will be in compliance with the new FINOVA loan covenants established in the June 26, 2002 waiver and amendment documents.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The interest on the Company's debt to FINOVA Capital Corporation and SouthTrust Bank N.A. is floating and based on the prevailing market interest rates. For market based debt, interest rate changes generally do not affect the market value of the debt but do impact future interest expense and hence earnings and cash flows, assuming other factors remain unchanged. A theoretical 1% change in market rates in effect on June 30, 2002 with respect to the Company's anticipated debt as of such date would increase interest expense and hence reduce net income of the Company by approximately $35,000 per quarter.

The Company's fiscal 2002 and 2001 sales denominated in a currency other than U.S. dollars were less than 5% of total sales and no net assets were maintained in a functional currency other than U. S. dollars at June 30, 2002 and 2001. The effects of changes in foreign currency exchange rates has not historically been significant to the Company's operations or net assets.

                           PART II. OTHER INFORMATION
                         GALAXY NUTRITIONAL FOODS, INC.

ITEM 1.   LEGAL PROCEEDINGS

On May 17, 2002, Schreiber Foods, Inc. of Green Bay Wisconsin filed a lawsuit against the Company in the federal district court for the Eastern District of Wisconsin, being Case No. 02-C-0498, alleging various acts of patent infringement. The Complaint alleges that the Company's machines for wrapping of individual cheese slices, manufactured by Kustner Industries, S.A. of Switzerland, known as models KE and KD, and the Company's machines for producing individually wrapped slices manufactured by Hart Design Mfg., Inc. of Green Bay, Wisconsin, infringe unspecified claims of U.S. Patents Nos. 5,440,860, 5,701,724 and 6,085,680. Additionally, the Complaint refers to U.S. Patent No. 5,112,632, but it does not explicitly allege infringement of that patent. Because the case is in the earliest stages, there has not yet been an opportunity to determine whether Schreiber Foods intends to pursue allegations of infringement of the 5,112,632 Patent against the Company. Schreiber Foods is seeking a preliminary and permanent injunction prohibiting the Company from further infringing acts and is also seeking damages in the nature of either lost profits or reasonable royalties. On or about July 10, 2002, the Company filed a Motion to Dismiss the Wisconsin lawsuit on the grounds that Schreiber Technologies, Inc., not Schreiber Foods, is the owner of the asserted patents. Also on July 10, 2002, the Company filed a Declaratory Judgment action against Schreiber Technologies, Inc. in the federal court for the Middle District of Florida, being case No. 02-CV-784, seeking a declaration that the Company does not infringe these patents and/or that the patents are invalid and unenforceable. Schreiber Foods has opposed the Motion to Dismiss claiming that it reacquired ownership of the patents. Schreiber Technologies has not yet responded to the Florida complaint.

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

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

In accordance with Regulation D and pursuant to a certain Common Stock and Warrants Purchase Agreement dated June 28, 2002, the Company sold 367,647 shares of Common Stock for $4.08 (85% of an average market price) and issued warrants to purchase 122,549 shares of Common Stock at a price equal to $5.52 per share to Stonestreet Limited Partnership. In connection with such sale, the Company issued 7,812 shares of Common Stock to Stonestreet Corporation and 4,687 shares of Common Stock to H&H Securities Limited in exchange for their services as finders. Registration of all of these shares, including the shares underlying the warrants, is to be completed within 120 days of issuance. Per the terms of the agreement, the Company received net proceeds of $930,000, after the repayment of a $550,000 promissory note dated June 26, 2002 in favor of Excalibur Limited Partnership and payment of $20,000 for Stonestreet Limited Partnership's costs and expenses related to the purchase of these shares of Common Stock. The Company used the $930,000 in net proceeds to pay $13,000 for its own legal fees related to the financing and the remainder for working capital purposes.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

In June 2002, the Company notified FINOVA Capital and FINOVA Mezzanine that it had failed to comply with the minimum operational cash flow to contractual debt service ratio and the funded debt to EBITDA ratio. FINOVA Capital agreed to waive those violations for the fiscal year ended March 31, 2002 and the fiscal quarter ended June 30, 2002 and to amend such covenants for the fiscal quarters beginning July 1, 2002, pursuant to a certain Amendment and Limited Waiver to Security Agreement dated June 26, 2002. FINOVA Capital extended the maturity date from October 15, 2002 to July 1, 2003, removed any prepayment penalties, reduced the credit line from $13 million to $7.5 million, reduced the inventory limit from $6 million to $3 million, and will reduce the inventory advance rate by 1% per month beginning July 1, 2002 (from a level of 50% at June 30, 2002 to 37% by the maturity date). FINOVA Mezzanine also agreed to waive the violations of its covenants for the fiscal year ended March 31, 2002 and the fiscal quarter ended June 30, 2002, and to amend those covenants for future fiscal quarters pursuant to a letter agreement dated June 26, 2002 and amendments to the subordinated notes. In consideration of the waivers and covenant amendments, the Company agreed to pay a facility fee of $413,500, which was deemed fully earned on June 26, 2002. The facility fee is payable as follows: $172,500 is due and payable on the earliest of (a) July 1, 2003, (b) the occurrence of an event of default, or (c) the date on which the Company repays either all of the obligations to FINOVA Capital under the Loan Agreement or any portion of the principal obligations to FINOVA Mezzanine under the FINOVA Mezzanine loan documents, with the balance of $241,000 due and payable only upon FINOVA Mezzanine's exercise of its warrants.

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

*4.8 Common Stock and Warrants Purchase Agreement by and between the Company and Stonestreet Limited Partnership dated June 28, 2002 (Filed as Exhibit 4.8 on Form 10-K for fiscal year ended March 31, 2002, and incorporated herein by reference.)

*4.9 Stock Purchase Warrant issued to Stonestreet Limited Partnership, dated June 28, 2002 (Filed as Exhibit 4.9 on Form 10-K for fiscal year ended March 31, 2002, and incorporated herein by reference.)

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

*10.17 Allonge to Second Amended and Restated Secured Promissory Note dated as of February 13, 2002, by the Company in favor of FINOVA Mezzanine Capital, Inc. (Filed as Exhibit 10.17 of Form 10-Q for the quarter ended December 31, 2001, and incorporated herein by reference.)

*10.18 Amendment and Limited Waiver to Security Agreement, dated as of June 26, 2002, by and between the Company and FINOVA Capital Corporation (Filed as Exhibit 10.18 on Form 10-K for fiscal year ended March 31, 2002, and incorporated herein by reference.)

*10.19 Amendment and Limited Waiver to Loan Agreement dated as of June 26, 2002, by and between the Company and FINOVA Mezzanine Capital, Inc. (Filed as Exhibit 10.19 on Form 10-K for fiscal year ended March 31, 2002, and incorporated herein by reference.)

*10.20 Allonge to Second Amended and Restated Secured Promissory Note dated as of June 26, 2002, by the Company in favor of FINOVA Mezzanine (Filed as Exhibit 10.20 on Form 10-K for fiscal year ended March 31, 2002, and incorporated herein by reference.)

10.40 Non-qualified stock option agreement between the Company and Angelo S. Morini dated May 24, 2002 (Filed herewith.)

10.41 Stock purchase warrant issued to Douglas Walsh dated June 11, 2002 (Filed herewith.)

10.42          Incentive  stock  option   agreement   between  the  Company  and
               Salvatore J. Furnari dated July 8, 2002 (Filed herewith.)

10.43 Non-qualified stock option agreement between the Company and Angelo S. Morini dated July 1, 2002 (Filed herewith.)

99.1 Certification of the Company's Chief Executive Officer dated August 5, 2002 (Filed herewith.)

99.2 Certification of the Company's Chief Financial Officer dated August 5, 2002 (Filed herewith.)

*              Previously Filed

REPORTS ON FORM 8-K
-------------------

     There were no reports on Form 8-K filed by the Company during the three months ended June 30, 2002.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        GALAXY NUTRITIONAL FOODS, INC.


Date: August 5, 2002                    /s/ Angelo S. Morini
                                        ---------------------------------
                                        Angelo S. Morini
                                        Chairman, Chief Executive Officer
                                        and President
                                        (Principal Executive Officer)


Date: August 5, 2002                    /s/ Salvatore J. Furnari
                                        ---------------------------------
                                        Salvatore J. Furnari
                                        Chief Financial Officer
                                        (Principal Financial Officer)