Form 10-Q
period 2002-09-30
GALAXY NUTRITIONAL FOODS CO
filed 2002-11-12
CIK 819527

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

       ------------------------------------------------------------------

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002


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

                                 (407) 855-5500
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    YES  X   NO
                                                 ---     ---

     Indicate by check mark whether the registrant is an  accelerated  filer (as
defined in Rule 12b-2 of the Exchange Act).  YES      NO  X
                                                 ---     ---

     On November 8, 2002, there were 12,131,295 shares of Common Stock $.01 par value per share, outstanding.

                         GALAXY NUTRITIONAL FOODS, INC.

                               INDEX TO FORM 10-Q
                      FOR QUARTER ENDED SEPTEMBER 30, 2002

                                                                        PAGE NO.
                                                                        --------
PART I.   FINANCIAL INFORMATION

   ITEM 1. FINANCIAL STATEMENTS

     Balance Sheets                                                            3
     Statements of Operations                                                  4
     Statement of Stockholders' Equity                                         5
     Statements of Cash Flows                                                  6
     Notes to Financial Statements                                          7-12

   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS                   13-20

   ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK         20

   ITEM 4. CONTROLS AND PROCEDURES                                            20

PART II.  OTHER INFORMATION

   ITEM 1. LEGAL PROCEEDINGS                                                  21

   ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS                          21

   ITEM 3. DEFAULTS UPON SENIOR SECURITIES                                    22

   ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                22

   ITEM 5. OTHER INFORMATION                                                  22

   ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                   23

SIGNATURES & CERTIFICATIONS                                                   26

                          PART I. FINANCIAL INFORMATION
                          -----------------------------
                         GALAXY NUTRITIONAL FOODS, INC.
                                 BALANCE SHEETS

                                                               SEPTEMBER 30,     MARCH 31,
                                                                   2002            2002
                                                               ------------    ------------
                                                                (UNAUDITED)
               ASSETS

CURRENT ASSETS:
   Cash                                                        $      1,673    $        168
   Trade receivables, net                                         4,940,825       5,283,187
   Inventories                                                    5,246,933       5,748,652
   Prepaid expenses and other                                       592,680         555,520
                                                               ------------    ------------

      Total current assets                                       10,782,111      11,587,527

PROPERTY AND EQUIPMENT, NET                                      23,329,032      24,180,636
OTHER ASSETS                                                        641,551         479,387
                                                               ------------    ------------

      TOTAL                                                    $ 34,752,694    $ 36,247,550
                                                               ============    ============


               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Book overdrafts                                             $    383,571    $  1,192,856
   Line of credit                                                 4,899,822       5,523,875
   Accounts payable                                               3,255,176       5,399,143
   Accrued liabilities                                            1,709,502         994,341
   Current portion of term notes payable                          2,035,436       1,809,000
   Current portion of subordinated note payable                   4,000,000              --
   Current portion of obligations under capital leases              391,363         349,380
                                                               ------------    ------------

      Total current liabilities                                  16,674,870      15,268,595

TERM NOTES PAYABLE, less current portion                          8,107,734       8,391,535
SUBORDINATED NOTE PAYABLE                                                --       3,385,770
OBLIGATIONS UNDER CAPITAL LEASES, less current portion              556,820         734,156
                                                               ------------    ------------

      Total liabilities                                          25,339,424      27,780,056
                                                               ------------    ------------

COMMITMENTS AND CONTINGENCIES                                            --              --

REDEEMABLE CONVERTIBLE PREFERRED STOCK                            2,222,258       2,156,311

STOCKHOLDERS' EQUITY:
   Common stock                                                     121,313         115,400
   Additional paid-in capital                                    59,840,075      60,717,914
   Accumulated deficit                                          (39,877,715)    (41,629,470)
                                                               ------------    ------------

                                                                 20,083,673      19,203,844
   Less: Notes receivable arising from the exercise of stock
         options and sale of common stock                       (12,772,200)    (12,772,200)
      Treasury stock, 26,843 shares, at cost                       (120,461)       (120,461)
                                                               ------------    ------------

      Total stockholders' equity                                  7,191,012       6,311,183
                                                               ------------    ------------

      TOTAL                                                    $ 34,752,694    $ 36,247,550
                                                               ============    ============

                See accompanying notes to financial statements.

                         GALAXY NUTRITIONAL FOODS, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                      THREE MONTHS ENDED               SIX MONTHS ENDED
                                         SEPTEMBER 30,                   SEPTEMBER 30,
                                 ----------------------------    ----------------------------
                                     2002            2001            2002            2001
                                 ------------    ------------    ------------    ------------
NET SALES                        $ 10,117,995      11,372,764    $ 20,164,393    $ 23,174,433

COST OF GOODS SOLD                  7,047,230       9,547,698      14,283,734      18,169,634
                                 ------------    ------------    ------------    ------------
   Gross margin                     3,070,765       1,825,066       5,880,659       5,004,799
                                 ------------    ------------    ------------    ------------

OPERATING EXPENSES:
Selling                             1,401,342       1,895,611       2,459,673       3,516,096
Delivery                              511,954         570,362       1,083,516       1,212,621
Non-cash compensation related
   to options & warrants           (1,348,089)      2,051,638      (2,985,350)      3,629,267
General and administrative            747,243       1,589,994       1,588,749       2,410,541
Research and development               56,440          44,540         114,214          97,856
                                 ------------    ------------    ------------    ------------
   Total operating expenses         1,368,890       6,152,145       2,260,802      10,866,381
                                 ------------    ------------    ------------    ------------

INCOME (LOSS) FROM OPERATIONS       1,701,875      (4,327,079)      3,619,857      (5,861,582)

Interest expense                      969,630         689,844       1,868,102       1,397,112
                                 ------------    ------------    ------------    ------------

NET INCOME (LOSS)                $    732,245      (5,016,923)   $  1,751,755    $ (7,258,694)

Preferred Stock Dividends              70,000          87,500         140,000         534,400
Preferred Stock Accretion to
   Redemption Value                  (102,888)        789,377          74,697         667,491
                                 ------------    ------------    ------------    ------------

NET INCOME (LOSS) AVAILABLE TO
   COMMON SHAREHOLDERS           $    765,133    $ (5,893,800)   $  1,537,058    $ (8,460,585)
                                 ============    ============    ============    ============

BASIC NET INCOME (LOSS) PER
   COMMON SHARE                  $       0.06    $      (0.59)   $       0.13    $      (0.84)
                                 ============    ============    ============    ============

DILUTED NET INCOME (LOSS) PER
   COMMON SHARE                  $       0.06    $      (0.59)   $       0.13    $      (0.84)
                                 ============    ============    ============    ============

                See accompanying notes to financial statements.

                         GALAXY NUTRITIONAL FOODS, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                Common Stock                                              Notes
                        ----------------------------    Additional      Accumulated   Receivable for     Treasury
                            Shares       Par Value   Paid-In Capital      Deficit      Common Stock        Stock           Total
                        ------------------------------------------------------------------------------------------------------------
Balance at
   March 31, 2002         11,540,041    $    115,400   $ 60,717,914    $(41,629,470)   $(12,772,200)   $   (120,461)   $  6,311,183

Exercise of options            1,000              10          4,240              --              --              --           4,250
Issuance of common stock     586,773           5,868      2,304,159              --              --              --       2,310,027
Issuance of common stock
   under employee stock
   purchase plan               3,481              35          9,709                                                           9,744
Issuance of warrants              --              --         70,000              --              --              --          70,000
Non-cash compensation
   related to options
   under non-recourse
   note receivable                --              --     (3,060,000)             --              --              --      (3,060,000)
Dividends on
   preferred stock                --              --       (140,000)             --              --              --        (140,000)
Accretion of discount
   on preferred stock                                       (65,947)             --              --              --         (65,947)
Net income                        --              --             --       1,751,755              --              --       1,751,755
                        ------------------------------------------------------------------------------------------------------------

Balance at
   September 30, 2002     12,131,295    $    121,313   $ 59,840,075    $(39,877,715)   $(12,772,200)   $   (120,461)   $  7,191,012
                        ============================================================================================================

                See accompanying notes to financial statements.

                         GALAXY NUTRITIONAL FOODS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

SIX MONTHS ENDED SEPTEMBER 30,                                         2002            2001
                                                                   ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income (Loss)                                               $  1,751,755    $ (7,258,694)
   Adjustments to reconcile net income (loss) to net
    cash from (used in) operating activities:
      Depreciation and amortization                                   1,138,945       1,045,613
      Amortization of debt discount                                     614,230         204,744
      Provision for losses on trade receivables                         158,300         475,000
      Non-cash compensation related to options under
       non-recourse note receivable                                  (3,060,000)      3,621,143
      Amortization of consulting and director fee expense
       paid through issuance of common stock warrants                    74,650           8,124
      (Increase) decrease in:
         Trade receivables                                              184,062        (672,527)
         Inventories                                                    501,719       3,998,117
         Prepaid expenses and other                                     (37,160)         78,232
      Increase (decrease) in:
         Accounts payable                                              (953,465)     (2,342,338)
         Accrued liabilities                                            575,161         215,052
                                                                   ------------    ------------

   NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                  948,197        (627,534)
                                                                   ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                  (192,578)       (371,439)
   Increase in other assets                                            (166,814)             --
                                                                   ------------    ------------

   NET CASH USED IN INVESTING ACTIVITIES                               (359,392)       (371,439)
                                                                   ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase (decrease) in book overdrafts                              (809,285)        201,874
   Net payments on line of credit                                      (624,053)     (1,844,384)
   Borrowings on term note payable                                      500,000              --
   Repayments on term notes payable                                    (904,840)       (458,964)
   Principal payments on capital lease obligations                     (230,116)        (90,357)
   Proceeds from issuance of common stock, net of offering costs      1,476,744       3,017,745
   Proceeds from exercise of common stock options                         4,250          19,521
   Proceeds from issuance of preferred stock, net of costs                   --       2,900,959
                                                                   ------------    ------------

   NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                 (587,300)      3,746,394
                                                                   ------------    ------------

NET INCREASE IN CASH                                                      1,505       2,747,421

CASH, BEGINNING OF YEAR                                                     168             500
                                                                   ------------    ------------

CASH, END OF YEAR                                                  $      1,673    $  2,747,921
                                                                   ============    ============

                See accompanying notes to financial statements.

                         GALAXY NUTRITIONAL FOODS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     ------------------------------------------
     The unaudited financial statements have been prepared by the Company, under the rules and regulations of the Securities and Exchange Commission. The accompanying financial statements contain all normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of such financial statements. Certain information and disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted under such rules and regulations although the Company believes that the disclosures are adequate to make the information presented not misleading. The March 31, 2002 balance sheet data was derived from the audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These unaudited financial statements should be read in conjunction with the financial statements and notes included on Form 10-K for the fiscal year ended March 31, 2002. Interim results of operations for the six-month period ended September 30, 2002 may not necessarily be indicative of the results to be expected for the full year.

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

     New Accounting Pronouncements
     -----------------------------
     In July 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 146 "Accounting for Costs Associated with Exit or Disposal Activities," which is effective January 1, 2003. SFAS 146 provides than an exit cost liability should not always be recorded at the date of an entity's commitment to an exit plan, but instead should be recorded when the obligation is incurred. An entity's commitment to a plan, by itself, does not create an obligation that meets the definition of a liability. The Company does not expect SFAS 146 to have a material impact on its financial condition and results of operations.

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

(2)  INVENTORIES
     -----------
     Inventories are summarized as follows:

                                    September 30,  March 31,
                                        2002         2002
                                     ----------   ----------
                                    (UNAUDITED)
     Raw materials                   $2,704,513   $2,482,458
     Finished goods                   2,542,420    3,266,194
                                     ----------   ----------
     Total                           $5,246,933   $5,748,652
                                     ==========   ==========

(3)  LINE OF CREDIT AND NOTES PAYABLE
     --------------------------------
     As of September 30, 2002, the Company had a line of credit with a maximum principal amount of $7.5 million from FINOVA Capital Corporation ("FINOVA Capital"), the proceeds of which are for working capital purposes. The amount that the Company can borrow under the line of credit is based on a formula of up to 80% of eligible accounts receivable plus 50% of eligible inventories not to exceed $3 million, as defined in the agreement. Pursuant to a certain Amendment and Limited Waiver to Security Agreement dated June 26, 2002, the inventory advance rate decreases by 1% per month beginning July 1, 2002 from a level of 50% at June 30, 2002 to 37% by the maturity date (47% at September 30, 2002). The line of credit is secured by all accounts receivable, inventory, machinery, equipment, trademarks and
     patents  owned  by  the  Company.   Interest  is  payable  monthly  on  the
     outstanding draws on the line of credit at a rate of prime plus four percent (8.75% at September 30, 2002). The line of credit expires on July 1, 2003, at which time the entire outstanding principal amount of the line of credit, and all accrued but unpaid interest thereon, is due and payable in full. As of September 30, 2002, the Company had an outstanding balance of $4,899,822 under this line.

     On September 30, 1999, the Company obtained a $4 million subordinated loan from FINOVA Mezzanine Capital, Inc. ("FINOVA Mezzanine"). The Company received loan proceeds in the amount of $3,620,000 after paying loan costs of $380,000. Amounts outstanding under the loan are secured by a subordinated lien on substantially all of the Company's assets. A balloon payment of the entire principal amount of the loan, and all accrued but unpaid interest thereon, is due upon maturity on July 1, 2003. Interest on the loan is payable monthly at a rate of 15.5% per annum. In consideration of the loan, the Company issued to FINOVA Mezzanine a warrant to purchase 915,000 shares of our common stock (of which 100,000 shares remain unexercised) at an exercise price of $3.41 per share which represented 80% of the fair value of our stock on the date the warrant was issued. The warrant was valued at $786,900 which was recorded as a debt discount and was amortized to interest expense from the date of issuance of the note to an original earlier maturity date of the note in October 2002. As of September 30, 2002, this discount has been fully amortized to interest expense and the Company had an outstanding balance of $4,000,000 under this loan.

     The line of credit and subordinated loan described above contain certain financial and operating covenants. In June 2002, the Company notified FINOVA Capital and FINOVA Mezzanine that it had failed to comply with the minimum operational cash flow to contractual debt service ratio and the funded debt to EBITDA ratio. FINOVA Capital agreed to waive those violations for the fiscal year ended March 31, 2002 and the fiscal quarter ended June 30, 2002 and to amend such covenants for the fiscal quarters beginning July 1, 2002, pursuant to a certain Amendment and Limited Waiver to Security Agreement dated June 26, 2002. FINOVA Mezzanine also agreed to waive the violations of its covenants for the fiscal year ended March 31, 2002 and the fiscal quarter ended June 30, 2002, and to amend those covenants for future fiscal quarters pursuant to a letter agreement dated June 26, 2002 and amendments to the subordinated notes. In consideration of the waivers and covenant amendments, the Company agreed to pay a facility fee of $413,500, which was deemed fully earned on June 26, 2002. The facility fee is payable as follows: $172,500 is due and payable on the earliest of (a) July 1, 2003, (b) the occurrence of an event of default, or
     (c) the date on which the Company repays either all of the obligations to FINOVA Capital under the Loan Agreement or any portion of the principal obligations to FINOVA Mezzanine under the FINOVA Mezzanine loan documents, with the balance of $241,000 due and payable only upon FINOVA Mezzanine's exercise of its remaining 100,000 warrants. The Company was in compliance with all revised covenants for the quarter ended September 30, 2002.

     In March 2000, the Company obtained a $10 million term loan from SouthTrust Bank, N.A. This note bears interest at prime rate (4.75% at September 30, 2002) and is due in monthly principal installments of $93,000 plus interest. In a letter agreement dated September 27, 2002, the bank deferred the four principal payments, due in June 2002 through September 2002, until the maturity of the note. The note matures in March 2005. The balance outstanding on this note as of September 30, 2002 was $8,593,734. This term loan is secured by certain machinery and equipment.

     In October 2000, the Company's president guaranteed a $1.5 million short-term bridge loan that it obtained from SouthTrust Bank, N.A. by pledging one million of his shares of the Company's common stock to secure the loan. Interest on this note is at the prime rate (4.75% at September 30, 2002). The loan is being paid down by monthly principal payments of $50,000 plus interest. In a letter agreement dated September 27, 2002, the bank deferred the four principal payments, due in June 2002 through September 2002, until the maturity of the note. The note matures in October 2003. The balance outstanding on this note as of September 30, 2002 was $900,000.

     The term loan and the short-term bridge loan from SouthTrust Bank, N.A. contain certain financial and operating covenants. The Company was in violation of all financial covenants at March 31, 2002. On June 27, 2002, the Company received a waiver for the year ended March 31, 2002 and for all future periods through July 1, 2003.

     In March 2002, Angelo Morini, the Company's Chief Executive Officer and President, obtained a personal home equity line of credit and loaned $330,000 to the Company in order for it to pay down certain notes payable that were coming due. This loan bears interest at prime (4.75% at September 30, 2002) and is due on or before June 15, 2006.

     On June 26, 2002, the Company signed a $550,000 promissory note with Excalibur Limited Partnership, one of the holders of the Company's Series A Preferred Stock. In consideration of the note, the Company issued Excalibur Limited Partnership a warrant to purchase 30,000 shares of Common Stock, which are exercisable until June 26, 2007 at a price equal to $5.50 per share. This note was non-interest bearing assuming that it was repaid on or before July 26, 2002. This note was secured by 250,000 shares of Common Stock owned by the Angelo S. Morini, the Company's Chief Executive Officer and President. In consideration of his guarantee and related pledge, the Company granted Mr. Morini stock options to acquire 289,940 shares of Common Stock at an exercise price of $5.17 (110% of market) per share. These options have subsequently been repriced to $2.05 (See Note 9), and shall expire on July 1, 2007. On June 26, 2002, the Company received loan proceeds in the amount of $500,000 in cash. The additional $50,000 was retained by Excalibur Limited Partnership as payment for consulting fees due to Excalibur Limited Partnership in accordance with a consulting agreement entered into on June 26, 2002, which expires December 31, 2002. This note was paid in full on June 28th from proceeds derived from the issuance of common stock as discussed in Note 5.

     On August 15, 2002, the Company signed a $347,475 promissory note with Target Container, Inc. in satisfaction of its accounts payable obligation to this vendor. This note bears interest at 7% per annum and is due in twelve equal monthly installments of $30,066. The balance outstanding on this note as of September 30, 2002 was $319,436.

(4)  COMMITMENTS AND CONTINGENCIES
     -----------------------------
     On May 17, 2002, Schreiber Foods, Inc. of Green Bay Wisconsin filed a lawsuit against the Company in the federal district court for the Eastern District of Wisconsin ("Wisconsin lawsuit"), being Case No. 02-C-0498, alleging various acts of patent infringement. The Complaint alleges that the Company's machines for wrapping of individual cheese slices, manufactured by Kustner Industries, S.A. of Switzerland, known as models KE and KD, and the Company's machines for producing individually wrapped slices manufactured by Hart Design Mfg., Inc. of Green Bay, Wisconsin, infringe unspecified claims of U.S. Patents Nos. 5,440,860, 5,701,724 and 6,085,680. Additionally, the Complaint refers to U.S. Patent No. 5,112,632, but it does not explicitly allege infringement of that patent; because the case is in the earliest stages, there has not yet been an opportunity to determine whether Schreiber Foods intends to pursue allegations of infringement of the 5,112,632 Patent against the Company. Schreiber Foods is seeking a preliminary and permanent injunction prohibiting the Company from further infringing acts and is also seeking damages in the nature of either lost profits or reasonable royalties.

     On or about July 10, 2002, the Company filed a Motion to Dismiss the Wisconsin lawsuit on the grounds that Schreiber Technologies, Inc., not Schreiber Foods, is the owner of the asserted patents. Also on July 10, 2002, the Company filed a Declaratory Judgment action against Schreiber Technologies, Inc. in the federal court for the Middle District of Florida, being case No. 02-CV-784, seeking a declaration that the Company does not infringe these patents and/or that the patents are invalid and unenforceable. Schreiber Foods has opposed the Motion to Dismiss claiming that it reacquired ownership of the patents. Schreiber Technologies has moved to dismiss the Florida action claiming that it does not own the patents.

     The Company is not in a position at this time to express a view on the likelihood that it will succeed in its position, nor in the amount of damages that might be awarded against it should it be unsuccessful in that regard.

(5)  CAPITAL STOCK
     -------------
     On April 6, 2001, in accordance with an exemption from registration under Regulation D promulgated under the Securities Act of 1933, as amended, the Company received proceeds of approximately $3,082,000 less costs of $181,041 for the issuance of 72,646 shares of the Company's Series A convertible preferred stock and warrants to purchase shares of the Company's common stock. The shares are subject to certain designations, preferences and rights, including the right to convert each preferred share into ten shares of common stock, the right to a ten percent stock dividend after one year of issuance payable in shares of preferred stock, and an eight percent stock dividend for the subsequent three years thereafter payable in either cash or shares of preferred stock. The per share conversion price is the lower of (x) $4.08 or (y) 95% of the average of the two lowest closing bid prices on the American Stock Exchange of the common stock out of the fifteen trading days prior to conversion. The liquidation preference of each preferred share is $48.18 plus accrued dividends ($54.93 at September 30, 2002).

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

     For the six months ended September 30, 2002 and 2001, the Company has recorded accrued dividends of $140,000 for the 8% preferred stock dividend and $175,000 for the 10% preferred stock dividend, respectively, in connection with the issuance of the preferred stock and warrants. The Company recorded a discount on preferred stock of $2,003,770 related to the beneficial conversion feature ($1,449,370), the fair value of the initial warrants ($277,200) and redemption warrants ($277,200) and the fair value of the mandatory redemption price. The excess of the initial redemption value of $4,391,861 over the initial carrying value of $523,830 is $3,868,031 and is being accreted and recorded as dividends over the redemption period (48 months beginning April 2001) using the straight line method, which approximates the effective interest method. In addition, the redemption value is recalculated every quarter based on changes in the Company's stock price. The resulting change in the redemption value is then added to or subtracted from the $3,868,031 initial amount to be accreted. For the six months ended September 30, 2002 and 2001, the Company recorded $74,697 and $667,491, respectively, related to the beneficial conversion feature of accrued dividends and the accretion of the redemption value of preferred stock. As of September 30, 2002, the value of the redeemable convertible preferred stock is $2,222,258.

     In accordance with Regulation D and pursuant to a certain Common Stock and Warrants Purchase Agreement dated June 28, 2002, the Company sold 367,647 shares of Common Stock on June 28, 2002 for $4.08 (85% of an average market price) and issued warrants to purchase 122,549 shares of Common Stock at a price equal to $5.52 per share to Stonestreet Limited Partnership. In connection with such sale, the Company issued 7,812 shares of Common Stock to Stonestreet Corporation and 4,687 shares of Common Stock to H&H Securities Limited in exchange for their services as finders. Per the terms of the agreement, the Company received net proceeds of $930,000, after the repayment of a $550,000 promissory note dated June 26, 2002 in favor of Excalibur Limited Partnership and payment of $20,000 for Stonestreet Limited Partnership's costs and expenses related to the purchase of these shares of Common Stock.

     In accordance with Section 4(2) of the Securities Act of 1933, as amended, and pursuant to a Food Service Brokerage Agreement dated June 25, 2002, the Company issued 141,221 shares of Common Stock for $4.08 per share on September 9, 2002 to certain food brokers in consideration for prior services rendered valued at $576,179.

     In accordance with Section 4(2) of the Securities Act of 1933, as amended, and pursuant to a Securities Purchase Agreement dated August 27, 2002, the Company issued 65,404 shares of Common Stock for $4.08 per share in settlement of an outstanding payable to Hart Design and Manufacturing, Inc. in the amount of $266,848.

(6)  RELATED PARTY TRANSACTIONS
     --------------------------
     In March 2002, Angelo Morini, the Company's Chief Executive Officer and President, obtained a personal home equity line of credit and loaned $330,000 to the Company in order for it to pay down certain notes payable that were coming due. This loan bears interest at prime (4.75% at September 30, 2002) and is due on or before June 15, 2006. On May 24, 2002, in consideration of this personal loan to the Company and his continued guarantee and related pledge of one million of his shares of the Company's common stock for the loan with SouthTrust Bank, N.A. (See Note 3), the Company granted Mr. Morini stock options to acquire 1,163,898 shares of Common Stock at an exercise price of $5.72 (110% of market) per share. These options have subsequently been repriced to $2.05 (See Note 9), and shall expire on May 24, 2012.

     On July 1, 2002, in consideration of his guarantee and related pledge on a $550,000 promissory note with Excalibur Limited Partnership (See Note 3), the Company granted Mr. Morini stock options to acquire 289,940 shares of Common Stock at an exercise price of $5.17 (110% of market) per share. These options have subsequently been repriced to $2.05 (See Note 9), and shall expire on July 1, 2007.

(7)  EARNINGS PER SHARE
     ------------------
     The following is a reconciliation of basic net earnings (loss) per share to diluted net earnings (loss) per share:

                                                            Three months ended               Six months ended
                                                               September 30,                   September 30,
                                                       ----------------------------    ----------------------------
                                                           2002            2001            2002            2001
                                                       ------------    ------------    ------------    ------------
     Net income (loss) available to common
       shareholders                                    $    765,133    $ (5,893,800)   $  1,537,058    $ (8,460,585)
                                                       ============    ============    ============    ============

     Weighted average shares outstanding - basic         11,978,691      10,048,447      11,764,984      10,033,874
       "In-the-money" shares under stock option
        agreements                                        1,420,502              --       1,792,771              --
       "In-the-money" shares under stock warrant
        agreements                                          245,000              --         335,429              --
     Less: Shares assumed repurchased under treasury
       stock method                                      (1,544,310)             --      (1,677,333)             --
                                                       ------------    ------------    ------------    ------------

     Weighted average shares outstanding - diluted       12,099,883      10,048,447      12,215,851      10,033,874
                                                       ============    ============    ============    ============

     Basic net income (loss) per common share          $       0.06    $      (0.59)   $       0.13    $      (0.84)
                                                       ============    ============    ============    ============

     Diluted net income (loss) per common share        $       0.06    $      (0.59)   $       0.13    $      (0.84)
                                                       ============    ============    ============    ============

     Potential conversion of Series A preferred stock for 1,359,660 shares, options for 2,872,220 and 2,499,951 shares and warrants for 410,570 and 320,141 shares have not been included in the computation of diluted net income (loss) per common share for the three and six months ended September 30, 2002, respectively, as their effect would be antidilutive. Potential conversion of Series A preferred stock for 710,420 shares, options for 2,781,845 shares, and warrants for 1,050,214 shares have not been included in the computation of diluted net income (loss) per common share for the three and six months ended September 30, 2001, as their effect would be antidilutive.

(8)  SUPPLEMENTAL CASH FLOW INFORMATION
     ----------------------------------
     For purposes of the statement of cash flows, all highly liquid investments with a maturity date of three months or less are considered to be cash equivalents.

          Six months ended September 30,                                       2002         2001
     ----------------------------------------------------------------------------------------------
          Non-cash financing and investing activities:
          Amortization of consulting and directors fees paid through
             issuance of common stock warrants                              $   74,650   $    8,124
          Purchase of equipment through capital lease obligations and
             term notes payable                                                 94,763           --
          Reduction in accounts payable through issuance of notes payable      347,475           --
          Reduction in accounts payable through issuance of common
             stock                                                             843,027           --
          Discount related to preferred stock                                       --    2,020,734

          Accrued preferred stock dividends                                    140,000      175,000
          Beneficial conversion feature related to preferred stock
             dividends                                                           8,750       45,400
          Accretion of discount on preferred stock                              65,947      622,091
          Preferred dividends recorded for preferred
             shareholder waiver received in exchange for
             issuance of common stock                                               --      359,400

          Cash paid for:
          Interest                                                           1,317,039    1,203,820
          Income taxes                                                          51,037           --

(9)  SUBSEQUENT EVENTS
     -----------------
     On October 11, 2002 through unanimous consent of the Board of Directors, the Company repriced all outstanding options granted to employees prior to this date (4,284,108 shares at former prices ranging from $2.84 to $10.28) to the market price of $2.05 per share. In addition, the Company repriced the outstanding warrants held by current consultants prior to this date (291,429 shares at former prices ranging from $3.31 to $5.50) to the market price of $2.05 per share. This stock option repricing will result in variable accounting treatment for these stock options in future periods.
     Variable accounting treatment will result in unpredictable stock-based compensation expense or income depending on fluctuations in quoted prices for the Company's common stock. Assuming no options or warrants are exercised or canceled, a $0.01 increase in the Company's stock price will result in a non-cash compensation expense of approximately $46,000.

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

The Company records revenue upon shipment of products to its customers and there is reasonable assurance of collection on the sale. It provides credit terms to customers usually based on net 30 days. The Company performs ongoing credit evaluations of its accounts receivable and makes reserves for anticipated future credits that will be issued to its customers for promotions, discounts, spoils, etc., based on historical experience. In addition, the Company evaluates the accounts for potential uncollectible amounts. The reserve for accounts receivable is then adjusted to reflect these estimates. At September 30, 2002 and March 31, 2002, the Company had reserved approximately $815,000 and $678,000 for known and anticipated future credits and doubtful accounts. During the six months ended September 30, 2002 and 2001, the Company recorded $158,300 and $475,000, respectively, of expense related to anticipated future credits and doubtful accounts.

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

RESULTS OF OPERATIONS

During fiscal year 2000, the Company experienced increasing demand for its products but was unable to fill all of the orders it received due, in part, to a lack of production capacity. During the latter part of fiscal 2001 and the beginning of fiscal 2002, the Company significantly increased its production capacity by purchasing and installing additional production equipment for six new production lines that included two slice lines, a chunk cheese line, a cup line, a string cheese line, and a shred line. This equipment enables the Company to produce new products, improve product quality, and increase the production volume of existing products. The installation of the equipment was delayed significantly due to late shipments by manufacturers and problems configuring the machines to meet the manufacturing needs of our unique line of products, but was completed by September 2001. Because of the delays in the installation of the equipment, the Company experienced excess overhead costs and downtime during the first and second quarters of fiscal 2002, which resulted in increased costs and reduced cash flows for those periods. Additionally, although a substantial portion of the purchase price and installation costs incurred in connection with the new equipment was financed through a loan obtained from SouthTrust Bank, N.A., the Company used nearly all of the excess cash that the Company had at the time to purchase and install the new equipment. As a result of the large cash outlays related to this expansion along with the delays in new product shipment, the Company experienced shortfalls in cash that affected nearly every aspect of its operations in fiscal 2002. In fiscal 2003, the Company has returned to positive cash flow levels through efficiencies in production, purchase discounts and additional cost reductions. All excess cash has been put back into operations to improve the Company's operations and financial position.

NET SALES were $10,117,995 in the three months ended September 30, 2002, compared to net sales of $11,372,764 for the three months ended September 30, 2001, a decrease of 11%. The Company experienced an overall decrease of 13% for the first six months of fiscal 2003 compared to the same period in fiscal 2002. Although sales in fiscal 2003 is a decrease from the sales levels in the first half of fiscal 2002, the sales are at the same level (approx. $10 million) as they were for the fourth quarter ended fiscal 2002. The decrease in fiscal 2003 sales compared to fiscal 2002 is attributed to the significant reduction in cash flows in fiscal 2002 as described above. As a result of the cash shortages and short shipments, the Company made a strategic product mix decision and decided to focus on its higher-margin brand name products under the Veggie brand and turn away certain private label business. While demand for the Company's products and private label business continues to increase, sales growth was maintained at lower levels so that the Company can grow profitably.

COSTS OF GOODS SOLD were $7,047,230 representing 70% of net sales for the three months ended September 30, 2002, compared with $9,547,698 or 84% of net sales for the same period ended September 30, 2001. These costs represented 71% and 78% of net sales for the six months ended September 2002 and 2001, respectively. There was an overall decrease in costs of $3,885,900 in the six months of fiscal 2003 compared to fiscal 2002. This decrease in direct materials cost is primarily the result of several factors: (a) a decrease of $2.4 million in proportion to the decrease in sales, (b) the completed installation of the new equipment in fiscal 2002 resulted in an increase of $186,000 in depreciation and personal property taxes in the first half of fiscal 2003. However, in response to the additional efficiencies that the new equipment is now providing, the Company substantially decreased the number of production personnel late in fiscal 2002, which caused labor-related expenses to decrease approximately $886,000 in the first quarter of fiscal 2003, (c) a decrease of $600,000 in inventory write-offs. In the second quarter of fiscal 2002, the Company changed its production focus by scaling back its product mix to 200 core items that made up nearly 98% of sales. As a result of the change in focus, the Company provided for a $600,000 reserve for potential obsolete and slow moving inventory; and (d) a decrease of $200,000 in raw material costs due to improved vendor relations, lower raw material costs and purchase discounts. Now that the equipment is fully operational and the labor crews are trained, the Company is seeing improved run rates with more, high-quality product produced per hour. This resulted in gross margin increasing from the annual rate of 19% in fiscal 2002 to 29% in the first six months of fiscal 2003. The Company expects that with its increased efficiencies in labor, production and purchasing along with tight controls on product mix, it will continue to sustain its improved margins in fiscal 2003.

SELLING expenses were $1,401,342 and $2,459,673 for the three and six months ended September 30, 2002, respectively, compared with $1,895,611 and $3,516,096 for the three and six months ended September 30, 2001, respectively, a decrease of 26% and 30% in the respective periods. The decrease in expenses is due to further reductions in advertising and promotional expenses of approximately $709,000 in the first six months of fiscal 2003 compared to the same period in fiscal 2002. In 2002, more promotions were directed to provide incentives to our direct customers for brand item purchases. In addition, the Company experienced a decrease (approximately 13%) in brokerage and salary costs proportional to the decrease in net sales and a decrease in travel costs in excess of $104,000. The Company expects that fiscal 2003 selling expenses will continue to remain at levels below that of fiscal 2002 expenses based on the Company's current plan for advertising and promotional allowances that are granted on volume purchases rather than on individual item discounts.

DELIVERY expenses were $511,954 and $1,083,516 for the three and six months ended September 30, 2002, respectively, compared with $570,362 and $1,212,621 for the same periods ended September 30, 2001. Delivery expenses approximate 5% of net sales each period. The decrease in delivery costs is primarily in proportion to the decrease in net sales.

NON-CASH COMPENSATION RELATED TO OPTIONS AND WARRANTs showed an income of $1,348,089 and $2,985,350 for the three and six months ended September 30, 2002, respectively, compared to an expense of $2,051,638 and $3,629,267 for the three and six months ended September 30, 2001, respectively. The Financial Accounting Standards Board issued Interpretation No. 44 ("FIN 44"), which clarifies the application of APB Opinion 25 relating to the accounting consequences of various modifications to fixed stock options. FIN 44 states that when an option is repriced, it is treated as a variable option and is marked to market each quarter. In accordance with FIN 44, the underlying options related to the $12,772,200 note receivable from Angelo S. Morini, the Company's Chief Executive Officer and President, are treated as variable due to the nature of the note being a non-interest bearing and non-recourse note. Accordingly, any differences between the exercise price of the options ($4.38) and the market price of the Company's common stock is recorded as compensation income or expense at each reporting period. During the six months ended September 30, 2002, the market value of the Company's stock decreased from $5.43 at March 31, 2002 to $3.14 at September 30, 2002. Therefore, the Company recorded a $3,060,000 decrease in the compensation related to this decrease in stock value to the floor of $4.38. Additionally, the Company recorded a $74,650 expense related to the fair value of warrants issued for consulting services. During the six months ended September 30, 2001, the market value of the Company's stock increased from $4.76 at March 31, 2001 to $6.00 at September 30, 2001. Therefore, the Company recorded a $3,629,267 increase in the compensation related to this increase in stock value. Additionally, the Company recorded an $8,124 expense related to the fair value of warrants issued for consulting services. Due to the volatility of the market price of the Company's common stock, it is incapable of predicting whether this expense will increase or decrease in the future. A $0.01 increase or decrease in the Company's common stock price results in an expense or income, respectively, of $29,143.

On October 11, 2002 through unanimous consent of the Board of Directors, the Company repriced all outstanding options granted to employees prior to this date (4,284,108 shares at former prices ranging from $2.84 to $10.28) to the market price of $2.05 per share. In addition, the Company repriced the outstanding warrants held by current consultants prior to this date (291,429 shares at former prices ranging from $3.31 to $5.50) to the market price of $2.05 per share. This stock option repricing will result in variable accounting treatment for these stock options in future periods. Variable accounting treatment will result in unpredictable stock-based compensation expense or income depending on fluctuations in quoted prices for the Company's common stock. Assuming no options or warrants are exercised or canceled, a $0.01 increase in the Company's stock price will result in a non-cash compensation expense of approximately $46,000.


GENERAL AND ADMINISTRATIVE expenses were $747,243 and $1,588,749 for the three and six months ended September 30, 2002, respectively, compared with $1,589,994 and $2,410,541 for the same periods ended September 30, 2001, a 53% and 34% respective decrease. The decrease was primarily due to a decrease in bad debt expense and personnel costs in 2003 along with a general reduction in standard administrative expenses due to cost cutting measures implemented at the end of fiscal 2002.

RESEARCH AND DEVELOPMENT expenses were $56,440 and $114,214 for the three and six months ended September 30, 2002, respectively, compared with $44,540 and $97,856 for the three and six months ended September 30, 2001, respectively, a 27% and 17% respective increase. This increase is primarily the result of a change in the allocation of general overhead costs to this department. The Company expects that these expenses will remain at this level throughout fiscal 2003.

INTEREST expense increased $470,990 or 34% in the first six months of fiscal 2003 compared to the first six months of fiscal 2002. This increase was $279,786 or 41% for the three months ended September 30, 2002 compared to the three months ended September 30, 2001. On September 30, 1999, the Company entered into a $4,000,000 subordinated note payable with FINOVA Mezzanine Capital, Inc. ("FINOVA Mezzanine"). This debt currently bears interest at a rate of

15.5% and includes an original issuance discount of $786,900, which is amortized as interest expense over the term of the debt. In connection with FINOVA Mezzanine's warrant exercise and transfer of 815,000 shares of the Company's Common Stock, the Company agreed to guarantee the price at which the shares were sold to the public at $4.41 per share. The actual price received by FINOVA Mezzanine was $3.25 per share and the difference of $945,400 was recorded as a debt discount and is being amortized over the remaining term of the subordinated note. During the six months ended September 30, 2002 and 2001, $614,230 and $204,743, respectively, of the total debt discount of $1,732,300 was amortized to interest expense. This non-cash amortization increased by $409,487 because the period of this loan was shortened by FINOVA Mezzanine in a waiver issued in November 2001. In addition, the loan fees amortized to interest expense increased approximately $303,000 during the six months ended September 30, 2002 due to additional loan costs and the shortened loan periods. The increase in the above mentioned amortization was offset by a decrease of approximately $242,000 in interest expense as a result of lower debt balances during fiscal 2003 compared to fiscal 2002. See "Debt Financing" below for further detail on the Company's outstanding debts and interest rates thereon.

LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES - Net cash from operating activities was $948,197 for the six months ended September 30, 2002 compared to net cash used of $627,534 for the same period ended September 30, 2001. The increase in cash from operations is primarily attributable to a net income of $1,751,755 reduced by non-cash items of $1,073,875 (or $677,880) evidencing the improved gross margins and reduction in cash operating expenditures in fiscal 2003 along with further reductions in inventory levels. In fiscal 2002, the Company used a significant portion of its cash to decrease its amounts payable to vendors and to fund operating losses.

INVESTING ACTIVITIES - Net cash used in investing activities totaled $359,392 for the six months ended September 30, 2002 compared to net cash used of $371,439 for the same period ended September 30, 2001. The cash used for investing activities during fiscal 2003 resulted from the increase in deferred loan costs related to the FINOVA Capital and FINOVA Mezzanine loans as further discussed below and the purchase of equipment. These deferred loan costs are capitalized and expensed to interest over the life of the loans. The cash used in fiscal 2002 was all used to purchase equipment.

FINANCING ACTIVITIES - Net cash flows used by financing activities were $587,300 for the six months ended September 30, 2002 compared to cash flows provided by financing activities of $3,746,394 for the same period ended September 30, 2001. During the first quarter of fiscal 2003, the Company received loan proceeds from Excalibur Limited Partnership in the amount of $500,000 in cash. The proceeds of which were used to pay down a portion of the Company's outstanding debt under its term loan from SouthTrust Bank, N.A. In addition, the Company raised $1,500,000 through the issuance of common stock (as further discussed below).
These proceeds were used to pay off its term loan from Excalibur Limited Partnership and for working capital purposes. The Company used its cash from operating activities to reduce the balance of the Company's outstanding debt under its line of credit from FINOVA Capital. The large cash flows from financing activities during the six months ended September 30, 2001 were primarily the result of the issuance of common and preferred stock. The majority of these proceeds were used to pay down the line of credit from FINOVA Capital and to finance the Company's operating activities in fiscal 2002.

Debt Financing
As of September 30, 2002, the Company had a line of credit with a maximum principal amount of $7.5 million from FINOVA Capital Corporation, the proceeds of which are for working capital purposes. The amount that the Company can borrow under the line of credit is based on a formula of up to 80% of eligible accounts receivable plus 50% of eligible inventories not to exceed $3 million, as defined in the agreement. Pursuant to a certain Amendment and Limited Waiver to Security Agreement dated June 26, 2002, the inventory advance rate decreases by 1% per month beginning July 1, 2002 from a level of 50% at June 30, 2002 to 37% by the maturity date (47% at September 30, 2002). The line of credit is secured by all accounts receivable, inventory, machinery, equipment, trademarks and patents owned by the Company. Interest is payable monthly on the outstanding draws on the line of credit at a rate of prime plus four percent (8.75% at September 30, 2002). The line of credit expires on July 1, 2003, at which time the entire outstanding principal amount of the line of credit, and all accrued but unpaid interest thereon, is due and payable in full. As of September 30, 2002, the Company had an outstanding balance of $4,899,822 under this line.

On September 30, 1999, the Company obtained a $4 million subordinated loan from FINOVA Mezzanine to finance additional working capital and capital improvement needs. The Company received loan proceeds in the amount of $3,620,000 after paying loan costs of $380,000. Amounts outstanding under the loan are secured by a subordinated lien on substantially all of the Company's assets. A balloon payment of the entire principal amount of the loan, and all accrued but unpaid interest thereon, is due upon maturity in July 2003. The interest rate applicable to the loan was increased from 11.5% to 13.5% in July 2001. In February 2002, the interest rate increased to 15.5%. In consideration of the loan, the Company issued to FINOVA Mezzanine a warrant to purchase 915,000 shares of our common stock at an exercise price of $3.41 per share which represented 80% of the fair value of our stock on the date the warrant was issued. The warrant, valued at $786,900, was recorded as a debt discount was amortized to interest expense from the date of issuance of the note to an original earlier maturity date of the note in October 2002. As of September 30, 2002, the discount has been fully amortized to interest expense and the Company had an outstanding principal balance of $4,000,000 under this loan.

On December 26, 2000, the FINOVA Mezzanine exercised a portion of the warrant to purchase 815,000 shares of Common Stock at a price of $3.41 per share. The
Company received from the exercise of the warrant net proceeds of $2,452,329, after paying transaction costs of $326,822. In connection with this transaction, the Company agreed to reimburse FINOVA Mezzanine for brokerage commission and other expenses incurred by it, in connection with the sale of the 815,000 shares to the public, which were sold at a price of $3.25 per share. These costs and expenses were recorded as a reduction in the proceeds received from the exercise of the warrants. In addition, the Company agreed to guarantee the price ($4.41 per share) at which the shares would be sold to the public. The difference between the actual price received by FINOVA Mezzanine ($3.25) and the guaranteed price ($4.41) was $945,400, which was recorded as a debt discount and is being amortized over the remaining term of the subordinated note. The consideration for the difference between the exercise price of $3.41 and the guaranteed price of $4.41 was $815,000. FINOVA Mezzanine agreed to finance such amount under an additional subordinated term loan which was payable in full on December 29, 2001. However, the Company obtained an extension for a fee of $55,000 and made payments of $30,000 per business day through February 28, 2002, at which time the additional loan was paid in full. During the six months ended September 30, 2002 and 2001, $614,230 and $204,743, respectively, of the total debt discounts of $1,732,300 were amortized to interest expense. At September 30, 2002, there were no remaining unamortized debt discounts and the remaining principal balance due on the notes was $4,000,000.

The line of credit and subordinated loans described above contain certain financial and operating covenants. In June 2002, the Company notified FINOVA Capital and FINOVA Mezzanine that it had failed to comply with the minimum operational cash flow to contractual debt service ratio and the funded debt to EBITDA ratio. FINOVA Capital agreed to waive those violations for the fiscal year ended March 31, 2002 and the fiscal quarter ended June 30, 2002 and to amend such covenants for the fiscal quarters beginning July 1, 2002, pursuant to a certain Amendment and Limited Waiver to Security Agreement dated June 26, 2002. FINOVA Capital extended the maturity date from October 15, 2002 to July 1, 2003, removed any prepayment penalties, reduced the credit line from $13 million to $7.5 million, reduced the inventory limit from $6 million to $3 million, and will reduce the inventory advance rate by 1% per month beginning July 1, 2002 (from a level of 50% at June 30, 2002 to 37% by the maturity date). FINOVA Mezzanine also agreed to waive the violations of its covenants for the fiscal year ended March 31, 2002 and the fiscal quarter ended June 30, 2002, and to amend those covenants for future fiscal quarters pursuant to a letter agreement dated June 26, 2002 and amendments to the subordinated notes. In consideration of the waivers and covenant amendments, the Company agreed to pay a facility fee of $413,500, which was deemed fully earned on June 26, 2002. The facility fee is payable as follows: $172,500 is due and payable on the earliest of (a) July 1, 2003, (b) the occurrence of an event of default, or (c) the date on which the Company repays either all of the obligations to FINOVA Capital under the Loan Agreement or any portion of the principal obligations to FINOVA Mezzanine under the FINOVA Mezzanine loan documents, with the balance of $241,000 due and payable only upon FINOVA Mezzanine's exercise of its remaining 100,000 warrants. The Company was in compliance with all revised covenants for the quarter ended September 30, 2002.

In March 2000, the Company obtained a $10 million term loan from SouthTrust Bank, N.A. This note bears interest at prime rate (4.75% at September 30, 2002) and is due in monthly principal installments of $93,000 plus interest. In a letter agreement dated September 27, 2002, the bank deferred the four principal payments, due in June 2002 through September 2002, until the maturity of the note. The note matures in March 2005. The balance outstanding on this note as of September 30, 2002 was $8,593,734. This note was used to pay off a prior term loan and to finance approximately $7.5 million in new equipment purchases to expand our production capacity, including the new production equipment purchased and installed throughout fiscal 2001 and the beginning of fiscal 2002. This term loan is secured by certain machinery and equipment, including the Company's new production equipment.

In October 2000, Angelo S. Morini, the Company's Chief Executive Officer and President, guaranteed a $1.5 million short-term bridge loan that the Company obtained from SouthTrust Bank, N.A. by pledging one million of his shares of the Company's Common Stock to secure the loan. Interest on this note is at the prime rate (4.75% at March 31, 2002).

The loan is being paid down by monthly principal payments of $50,000 plus interest. In a letter agreement dated September 27, 2002, the bank deferred the four principal payments, due in June 2002 through September 2002, until the maturity of the note. The note matures in October 2003. The balance outstanding on this note as of September 30, 2002 was $900,000. In consideration of his guarantee and related pledge, the Company granted Mr. Morini stock options to acquire 343,125 shares of Common Stock at an exercise price of $3.88 per share. These options have subsequently been repriced to $2.05 (See Note 9), and shall expire on December 15, 2010.

The term loan and the short-term bridge loan from SouthTrust Bank, N.A. contain certain financial and operating covenants. The Company was in violation of all financial covenants at March 31, 2002. On June 27, 2002, the Company received a waiver for the year ended March 31, 2002 and for all future periods through July 1, 2003.

In March 2002, Angelo Morini, the Company's Chief Executive Officer and President, obtained a personal home equity line of credit and loaned $330,000 to the Company in order for it to pay down certain notes payable that were coming due. This loan bears interest at prime (4.75% at September 30, 2002) and is due on or before June 15, 2006.

On May 24, 2002, in consideration of this personal loan to the Company and his continued guarantee and related pledge of one million of his shares of the Company's common stock for the loan with SouthTrust Bank, N.A. (See Note 3), the Company granted Mr. Morini stock options to acquire 1,163,898 shares of Common Stock at an exercise price of $5.72 (110% of market) per share. These options have subsequently been repriced to $2.05 (See Note 9), and shall expire on May 24, 2012.

On June 26, 2002, the Company signed a $550,000 promissory note with Excalibur Limited Partnership, one of the holders of the Company's Series A Preferred Stock. In consideration of the note, the Company issued Excalibur Limited Partnership a warrant to purchase 30,000 shares of Common Stock, which are exercisable until June 26, 2007 at a price equal to $5.50 per share. This note was non-interest bearing assuming that it was repaid on or before July 26, 2002. This note was secured by 250,000 shares of Common Stock owned by the Angelo S. Morini, the Company's Chief Executive Officer and President. In consideration of his guarantee and related pledge, the Company granted Mr. Morini stock options to acquire 289,940 shares of Common Stock at an exercise price of $5.17 (110% of market) per share. These options have subsequently been repriced to $2.05 (See
Note 9), and shall expire on July 1, 2007. On June 26, 2002, the Company received loan proceeds in the amount of $500,000 in cash. The additional $50,000 was retained by Excalibur Limited Partnership as payment for consulting fees due to Excalibur Limited Partnership in accordance with a consulting agreement entered into on June 26, 2002, which expires December 31, 2002. This note was paid in full on June 28th from proceeds derived from the issuance of common stock as discussed below.

On August 15, 2002,  the Company signed a $347,475  promissory  note with Target
Container, Inc. in satisfaction of its accounts payable obligation to this vendor. This note bears interest at 7% per annum and is due in twelve equal monthly installments of $30,066.

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

In accordance with Section 4(2) of the Securities Act of 1933, as amended, and pursuant to a Food Service Brokerage Agreement dated June 25, 2002, the Company issued 141,221 shares of Common Stock for $4.08 per share on September 9, 2002 to certain food brokers in consideration for prior services rendered valued at $576,179.

In accordance with Section 4(2) of the Securities Act of 1933, as amended, and pursuant to a Securities Purchase Agreement dated August 27, 2002, the Company issued 65,404 shares of Common Stock for $4.08 per share in settlement of an outstanding payable to Hart Design and Manufacturing, Inc. in the amount of $266,848.

Management believes that with the proceeds received in connection with its credit facilities and equity financings together with cash flow from current operations, the Company will have enough cash to meet its fiscal 2003 liquidity needs based on current operation levels. However, substantial additional financing is necessary to meet the demands of expected future higher sales volumes and to refinance the FINOVA Capital and FINOVA Mezzanine loans that will mature in July

2003. The Company is currently conducting negotiations and is in the final approval phase with a potential new third party lender that would replace FINOVA Capital as our primary asset-based lender. In the event that FINOVA is not replaced before the quarter ended December 31, 2002, the Company believes that it will remain in compliance with the new FINOVA loan covenants established in the June 26, 2002 waiver and amendment documents.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The interest on the Company's debt to FINOVA Capital Corporation and SouthTrust Bank N.A. is floating and based on the prevailing market interest rates. For market-based debt, interest rate changes generally do not affect the market value of the debt but do impact future interest expense and hence earnings and cash flows, assuming other factors remain unchanged. A theoretical 1% change in market rates in effect on September 30, 2002 with respect to the Company's anticipated debt as of such date would increase interest expense and hence reduce net income of the Company by approximately $36,000 per quarter.

The Company's fiscal 2002 and 2001 sales denominated in a currency other than U.S. dollars were less than 5% of total sales and no net assets were maintained in a functional currency other than U. S. dollars at September 30, 2002 and 2001. The effects of changes in foreign currency exchange rates has not historically been significant to the Company's operations or net assets.

ITEM 4. CONTROLS AND PROCEDURES

Within ninety (90) days prior to the filing of this report, an evaluation was performed under the supervision and with the participation of the Company's management, including the President and Chief Executive Officer ("CEO"), and the Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures to insure that the Company records, processes, summarizes and reports in a timely and effective manner the information required to be disclosed in reports filed with or submitted to the Securities and Exchange Commission. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective in timely bringing to their attention material information related to the Company required to be included in the Company's periodic Securities and Exchange Commission filings. Since the date of this evaluation, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect those controls.

                           PART II. OTHER INFORMATION
                           --------------------------
                         GALAXY NUTRITIONAL FOODS, INC.

ITEM 1. LEGAL PROCEEDINGS

On May 17, 2002, Schreiber Foods, Inc. of Green Bay Wisconsin filed a lawsuit against the Company in the federal district court for the Eastern District of Wisconsin ("Wisconsin lawsuit"), being Case No. 02-C-0498, alleging various acts of patent infringement. The Complaint alleges that the Company's machines for wrapping of individual cheese slices, manufactured by Kustner Industries, S.A. of Switzerland, known as models KE and KD, and the Company's machines for producing individually wrapped slices manufactured by Hart Design Mfg., Inc. of Green Bay, Wisconsin, infringe unspecified claims of U.S. Patents Nos. 5,440,860, 5,701,724 and 6,085,680. Additionally, the Complaint refers to U.S. Patent No. 5,112,632, but it does not explicitly allege infringement of that patent. Because the case is in the earliest stages, there has not yet been an opportunity to determine whether Schreiber Foods intends to pursue allegations of infringement of the 5,112,632 Patent against the Company. Schreiber Foods is seeking a preliminary and permanent injunction prohibiting the Company from further infringing acts and is also seeking damages in the nature of either lost profits or reasonable royalties. On or about July 10, 2002, the Company filed a Motion to Dismiss the Wisconsin lawsuit on the grounds that Schreiber Technologies, Inc., not Schreiber Foods, is the owner of the asserted patents. Also on July 10, 2002, the Company filed a Declaratory Judgment action against Schreiber Technologies, Inc. in the federal court for the Middle District of Florida, being case No. 02-CV-784, seeking a declaration that the Company does not infringe these patents and/or that the patents are invalid and unenforceable. Schreiber Foods has opposed the Motion to Dismiss claiming that it reacquired ownership of the patents. Schreiber Technologies has moved to dismiss the Florida action claiming that it does not own the patents.

The '860 and '724 Patents--and the Kustner machines for producing individually wrapped slices--were the subject of a lawsuit commenced by Schreiber in 1997 against Beatrice Foods and others in the Eastern District of Wisconsin, being Case No. 97-CV-11. Schreiber alleges that the machines that were at issue in that case are similar to the Kustner machines in use by the Company. In the 1997 lawsuit, the matter was tried to a jury, which found the Kustner machines to infringe and awarded Schreiber $26 million in a verdict of August 25, 1998. On March 30, 2000, however, the judge reversed that verdict, entered a finding of no infringement on the part of Beatrice, and dismissed the case. Schreiber appealed that order to the Court of Appeals for the Federal Circuit, which entered its judgment on appeal on February 27, 2002. The appeals court reversed the action of the trial court, found that substantial evidence supported the jury's finding of infringement, and ordered the jury verdict reinstated. Kustner Industries has informed the Company that a petition for certiorari is currently before the Supreme Court and that it is considering additional judicial options. Schreiber has also commenced a similar action against Borden, Inc., and others, in March 2002, but no result has yet been reached in that case.

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

In accordance with Section 4(2) of the Securities Act of 1933, as amended, and pursuant to a Food Service Brokerage Agreement dated June 25, 2002, the Company issued 141,221 shares of Common Stock for $4.08 per share on September 9, 2002 to certain food brokers in consideration for prior services rendered valued at $576,179.

In accordance with Section 4(2) of the Securities Act of 1933, as amended, and pursuant to a Securities Purchase Agreement dated August 27, 2002, the Company issued 65,404 shares of Common Stock for $4.08 per share in settlement of an outstanding payable to Hart Design and Manufacturing, Inc. in the amount of $266,848.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

In June 2002, the Company notified FINOVA Capital and FINOVA Mezzanine that it had failed to comply with the minimum operational cash flow to contractual debt service ratio and the funded debt to EBITDA ratio. FINOVA Capital agreed to waive those violations for the fiscal year ended March 31, 2002 and the fiscal quarter ended June 30, 2002 and to amend such covenants for the fiscal quarters beginning July 1, 2002, pursuant to a certain Amendment and Limited Waiver to Security Agreement dated June 26, 2002. FINOVA Capital extended the maturity date from October 15, 2002 to July 1, 2003, removed any prepayment penalties, reduced the credit line from $13 million to $7.5 million, reduced the inventory limit from $6 million to $3 million, and will reduce the inventory advance rate by 1% per month beginning July 1, 2002 (from a level of 50% at June 30, 2002 to 37% by the maturity date). FINOVA Mezzanine also agreed to waive the violations of its covenants for the fiscal year ended March 31, 2002 and the fiscal quarter ended June 30, 2002, and to amend those covenants for future fiscal quarters pursuant to a letter agreement dated June 26, 2002 and amendments to the subordinated notes. In consideration of the waivers and covenant amendments, the Company agreed to pay a facility fee of $413,500, which was deemed fully earned on June 26, 2002. The facility fee is payable as follows: $172,500 is due and payable on the earliest of (a) July 1, 2003, (b) the occurrence of an event of default, or (c) the date on which the Company repays either all of the obligations to FINOVA Capital under the Loan Agreement or any portion of the principal obligations to FINOVA Mezzanine under the FINOVA Mezzanine loan documents, with the balance of $241,000 due and payable only upon FINOVA Mezzanine's exercise of its remaining 100,000 warrants. The Company was in compliance with all revised covenants for the quarter ended September 30, 2002.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

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

 *4.3 Stock Purchase Warrant issued to Excalibur Limited Partnership dated as of June 26, 2002. (Filed as Exhibit 4.3 to Registration Statement on Form S-3 filed September 30, 2002.)

 *4.4 Registration Rights Agreement dated as of June 28, 2002 by and among the Registrant, Stonestreet Limited Partnership, Excalibur Limited Partnership, H&H Securities Limited and Stonestreet Corporation. (Filed as Exhibit 4.4 to Registration Statement on Form S-3 filed September 30, 2002.)

 *4.5 Purchase Agreement dated as of August 27, 2002 by and between the Registratnt and Hart Design & Mfg, Inc. (Filed as Exhibit 4.5 to Registration Statement on Form S-3 filed September 30, 2002.)

 *4.6 Form of Subscription Agreement by and between the Registrant and those food brokers named in the selling stockholders section of this Registration Statement. (Filed as Exhibit 4.6 to Registration Statement on Form S-3 filed September 30, 2002.) *4.8 Common Stock and Warrants Purchase Agreement by and between the Company and Stonestreet Limited Partnership dated June 28, 2002 (Filed as Exhibit 4.8 on Form 10-K for fiscal year ended March 31, 2002, and incorporated herein by reference.)

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

 10.25 Letter from SouthTrust Bank, N.A. dated September 27, 2002 regarding principal deferment on $10,000,000 Promissory Note (Filed herewith).

 10.26 Letter from SouthTrust Bank, N.A. dated September 27, 2002 regarding principal deferment on $1,500,000 Promissory Note (Filed herewith).

 10.30 Promissory Note payable to Angelo S. Morini dated March 28, 2002 (Filed herewith).

 10.31 Promissory Note payable to Target Container, Inc. dated August 15, 2002 (Filed herewith).

*10.40 Non-qualified stock option agreement between the Company and Angelo S. Morini dated May 24, 2002 (Filed as Exhibit 10.40 on Form 10-Q for the fiscal quarter ended June 30, 2002, and incorporated herein by reference.)

*10.41 Stock purchase warrant issued to Douglas Walsh dated June 11, 2002 (Filed as Exhibit 10.41 on Form 10-Q for the fiscal quarter ended June 30, 2002, and incorporated herein by reference.)

*10.42 Incentive stock option agreement between the Company and Salvatore J. Furnari dated July 8, 2002 (Filed as Exhibit 10.42 on Form 10-Q for the fiscal quarter ended June 30, 2002, and incorporated herein by reference.)

*10.43 Non-qualified stock option agreement between the Company and Angelo S. Morini dated July 1, 2002 (Filed as Exhibit 10.43 on Form 10-Q for the fiscal quarter ended June 30, 2002, and incorporated herein by reference.)

 99.1 Certification of the Company's Chief Executive Officer dated November 8, 2002 (Filed herewith.)

 99.2 Certification of the Company's Chief Financial Officer dated November 8, 2002 (Filed herewith.)

*    Previously Filed

REPORTS ON FORM 8-K
-------------------

There was one report on Form 8-K dated July 8, 2002 whereby the Company disclosed that LeAnn Hitchcock changed her position with the Company from Chief Financial Officer to SEC Compliance and Auditing Manager. Salvatore Furnari, the Company's Controller, then assumed the role and responsibilities of the Company's Chief Financial Officer. There were no other reports on Form 8-k filed during the three months ended September 30, 2002.

                                   SIGNATURES
                                   ----------

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        GALAXY NUTRITIONAL FOODS, INC.


Date: November 8, 2002                  /s/Angelo S. Morini
                                        -----------------------------------
                                        Angelo S. Morini
                                        Chairman, Chief Executive Officer
                                        and President
                                        (Principal Executive Officer)


Date: November 8, 2002                  /s/ Salvatore J. Furnari
                                        -----------------------------------
                                        Salvatore J. Furnari
                                        Chief Financial Officer
                                        (Principal Financial Officer)

I, Angelo S. Morini, certify that:
     1. I have reviewed this quarterly report on Form 10-Q of Galaxy Nutritional Foods, Inc.("the registrant");
     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
     3. Based on my knowledge, the financial statements, other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation to the registrant's auditors and the audit committee of registrant's board of directors:
          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors and material weaknesses in internal controls; and
          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                 /s/ Angelo S. Morini
                                 --------------------
                                 Angelo S. Morini
                                 Chairman, President and Chief Executive Officer November 8, 2002

I, Salvatore J. Furnari, certify that:
     1. I have reviewed this quarterly report on Form 10-Q of Galaxy Nutritional Foods, Inc.("the registrant");
     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
     3. Based on my knowledge, the financial statements, other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation to the registrant's auditors and the audit committee of registrant's board of directors:
          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors and material weaknesses in internal controls; and
          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                     /s/ Salvatore J. Furnari
                                     ------------------------
                                     Salvatore J. Furnari
                                     Chief Financial Officer
                                     November 8, 2002