Form 10-Q
period 2002-12-31
GALAXY NUTRITIONAL FOODS CO
filed 2003-02-14
CIK 819527

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


       __________________________________________________________________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2002

                         ______________________________
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [X]

     On February 14, 2003, there were 12,755,286 shares of Common Stock $.01 par value per share, outstanding.

                         GALAXY NUTRITIONAL FOODS, INC.

                               INDEX TO FORM 10-Q
                       FOR QUARTER ENDED DECEMBER 31, 2002

                                                                        PAGE NO.
                                                                        --------

PART I.        FINANCIAL INFORMATION

     ITEM 1.   FINANCIAL STATEMENTS

         Balance Sheets                                                        3
         Statements of Operations                                              4
         Statement of Stockholders' Equity                                     5
         Statements of Cash Flows                                              6
         Notes to Financial Statements                                      7-12

     ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS                  14

     ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK      22

     ITEM 4.  CONTROLS AND PROCEDURES                                         22


PART II.       OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS                                               23

     ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                       23

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                 24

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS             24

     ITEM 5.  OTHER INFORMATION                                               24

     ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                               25


SIGNATURES & CERTIFICATIONS                                                   29

                          PART I. FINANCIAL INFORMATION
                          -----------------------------
                         GALAXY NUTRITIONAL FOODS, INC.
                                 BALANCE SHEETS

                                                               DECEMBER 31,      MARCH 31,
                                                                   2002            2002
                                                               ------------    ------------
                                                               (UNAUDITED)
                                     ASSETS
CURRENT ASSETS:
  Cash                                                         $      1,628    $        168
  Trade receivables, net                                          4,315,262       5,283,187
  Inventories                                                     5,127,731       5,748,652
  Prepaid expenses and other                                        599,773         555,520
                                                               ------------    ------------

         Total current assets                                    10,044,394      11,587,527

PROPERTY AND EQUIPMENT, NET                                      22,763,681      24,180,636
OTHER ASSETS                                                        508,286         479,387
                                                               ------------    ------------

         TOTAL                                                 $ 33,316,361    $ 36,247,550
                                                               ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Book overdrafts                                              $    576,858    $  1,192,856
  Line of credit                                                  4,166,084       5,523,875
  Accounts payable                                                3,158,340       5,399,143
  Accrued liabilities                                             1,695,890         994,341
  Current portion of term notes payable                           2,182,913       1,809,000
  Current portion of subordinated note payable                    4,000,000              --
  Current portion of obligations under capital leases               379,170         349,380
                                                               ------------    ------------

         Total current liabilities                               16,159,255      15,268,595

TERM NOTES PAYABLE, less current portion                          7,528,734       8,391,535
SUBORDINATED NOTE PAYABLE                                                --       3,385,770
OBLIGATIONS UNDER CAPITAL LEASES, less current portion              459,493         734,156
                                                               ------------    ------------

         Total liabilities                                       24,147,482      27,780,056
                                                               ------------    ------------

COMMITMENTS AND CONTINGENCIES                                            --              --

REDEEMABLE CONVERTIBLE PREFERRED STOCK                            1,712,969       2,156,311

STOCKHOLDERS' EQUITY:
  Common stock                                                      127,553         115,400
  Additional paid-in capital                                     60,575,301      60,717,914
  Accumulated deficit                                           (40,354,283)    (41,629,470)
                                                               ------------    ------------

                                                                 20,348,571      19,203,844
  Less: Notes receivable arising from the exercise of stock
         options and sale of common stock                       (12,772,200)    (12,772,200)
        Treasury stock, 26,843 shares, at cost                     (120,461)       (120,461)
                                                               ------------    ------------

         Total stockholders' equity                               7,455,910       6,311,183
                                                               ------------    ------------

         TOTAL                                                 $ 33,316,361    $ 36,247,550
                                                               ============    ============

                 See accompanying notes to financial statements.

                         GALAXY NUTRITIONAL FOODS, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                      THREE MONTHS ENDED              NINE MONTHS ENDED
                                          DECEMBER 31,                   DECEMBER 31,
                                 ----------------------------    ----------------------------
                                     2002            2001            2002            2001
                                 ------------    ------------    ------------    ------------
NET SALES                        $  9,829,420    $ 10,325,699    $ 29,993,813    $ 33,500,132

COST OF GOODS SOLD                  6,805,863       7,355,250      21,089,597      25,524,884
                                 ------------    ------------    ------------    ------------
  Gross margin                      3,023,557       2,970,449       8,904,216       7,975,248
                                 ------------    ------------    ------------    ------------

OPERATING EXPENSES:
Selling                             1,314,235       1,983,565       3,773,908       5,499,661
Delivery                              478,331         595,162       1,561,847       1,807,783
Non-cash compensation related
  to options & warrants               190,720      (1,559,024)     (2,794,630)      2,070,243
General and administrative            864,399         786,634       2,453,148       3,197,175
Research and development               60,674          43,075         174,888         140,931
                                 ------------    ------------    ------------    ------------
  Total operating expenses          2,908,359       1,849,412       5,169,161      12,715,793
                                 ------------    ------------    ------------    ------------

INCOME (LOSS) FROM OPERATIONS         115,198       1,121,037       3,735,055      (4,740,545)

Interest expense                     (536,766)       (913,523)     (2,404,868)     (2,310,635)
Other expense                         (55,000)        (57,520)        (55,000)        (57,520)
                                 ------------    ------------    ------------    ------------

NET INCOME (LOSS)                $   (476,568)   $    149,994    $  1,275,187    $ (7,108,700)

Preferred Stock Dividends              69,017          87,500         209,017         262,500
Preferred Stock Accretion to
  Redemption Value                    198,852         244,147         273,549       1,271,038
                                 ------------    ------------    ------------    ------------

NET INCOME (LOSS) AVAILABLE TO
  COMMON SHAREHOLDERS            $   (744,437)   $   (181,653)   $    792,621    $ (8,642,238)
                                 ============    ============    ============    ============

BASIC NET INCOME (LOSS) PER
  COMMON SHARE                   $      (0.06)   $      (0.02)   $       0.07    $      (0.84)
                                 ============    ============    ============    ============

DILUTED NET INCOME (LOSS) PER
  COMMON SHARE                   $      (0.06)   $      (0.02)   $       0.06    $      (0.84)
                                 ============    ============    ============    ============

                 See accompanying notes to financial statements.

                         GALAXY NUTRITIONAL FOODS, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                                           Notes
                                 Common Stock                                           Receivable
                         ---------------------------     Additional     Accumulated     for Common       Treasury
                            Shares        Par Value   Paid-In Capital     Deficit          Stock           Stock          Total
                         -----------------------------------------------------------------------------------------------------------
Balance at March 31,
  2002                    11,540,041    $    115,400   $ 60,717,914    $(41,629,470)   $(12,772,200)   $   (120,461)   $  6,311,183

Exercise of options            1,000              10          4,240              --              --              --           4,250
Issuance of common
  stock                    1,210,764          12,108      3,146,025              --              --              --       3,158,133
Issuance of common
  stock under
  employee stock
  purchase plan                3,481              35          9,709                                                           9,744
Issuance of warrants              --              --         70,000              --              --              --          70,000
Non-cash compensation
  related to variable
  options and warrants            --              --     (2,871,605)             --              --              --      (2,871,605)
Dividends on
  preferred stock                 --              --       (209,017)             --              --              --        (209,017)
Accretion of discount
  on preferred stock                                       (291,965)             --              --              --        (291,965)
Net income                        --              --             --       1,275,187              --              --       1,275,187
                         -----------------------------------------------------------------------------------------------------------

Balance at December
  31, 2002                12,755,286    $    127,553   $ 60,575,301    $(40,354,283)   $(12,772,200)   $   (120,461)   $  7,455,910
                         ===========================================================================================================

                 See accompanying notes to financial statements.

                         GALAXY NUTRITIONAL FOODS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


NINE MONTHS ENDED DECEMBER 31,                                          2002            2001
                                                                    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss)                                                 $  1,275,187    $ (7,108,700)
  Adjustments to reconcile net income (loss) to net cash
    from (used in) operating activities:
      Depreciation                                                     1,707,586       1,551,983
      Amortization of debt discount                                      614,230         511,859
      Provision for losses on trade receivables                         (136,700)        425,000
      Non-cash compensation related to variable options and stock
        issued under non-recourse note receivable                     (2,871,605)      1,726,857
      Amortization of consulting and director fee expense paid
        through issuance of common stock warrants                         76,975         343,386
      (Increase) decrease in:
        Trade receivables                                              1,104,625         573,229
        Inventories                                                      620,921       3,024,332
        Prepaid expenses and other                                       (44,253)        133,298
      Increase (decrease) in:
        Accounts payable                                              (1,054,170)     (2,933,124)
        Accrued liabilities                                              609,200         247,283
                                                                    ------------    ------------

   NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                 1,901,996      (1,504,597)
                                                                    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                    (195,868)       (565,110)
  Increase in other assets                                               (35,874)             --
                                                                    ------------    ------------

   NET CASH USED IN INVESTING ACTIVITIES                                (231,742)       (565,110)
                                                                    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (decrease) in book overdrafts                                (615,998)       (446,829)
  Net payments on line of credit                                      (1,357,791)     (2,737,304)
  Borrowings on term note payable                                        500,000              --
  Repayments on term notes payable                                    (1,336,363)     (1,266,964)
  Principal payments on capital lease obligations                       (339,636)       (135,512)
  Proceeds from issuance of common stock, net of offering costs        1,476,744       3,017,745
  Proceeds from exercise of common stock options                           4,250          19,521
  Proceeds from exercise of common stock warrants, net of costs               --         800,000
  Proceeds from issuance of preferred stock, net of costs                     --       2,900,959
                                                                    ------------    ------------

   NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                (1,668,794)      2,151,616
                                                                    ------------    ------------

NET INCREASE IN CASH                                                       1,460          81,909

CASH, BEGINNING OF PERIOD                                                    168             500
                                                                    ------------    ------------

CASH, END OF PERIOD                                                 $      1,628    $     82,409
                                                                    ============    ============

                 See accompanying notes to financial statements.

                         GALAXY NUTRITIONAL FOODS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     ------------------------------------------
     The unaudited financial statements have been prepared by the Company, under the rules and regulations of the Securities and Exchange Commission. The accompanying financial statements contain all normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of such financial statements. Certain information and disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted under such rules and regulations although the Company believes that the disclosures are adequate to make the information presented not misleading. The March 31, 2002 balance sheet data was derived from the audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These unaudited financial statements should be read in conjunction with the financial statements and notes included on Form 10-K for the fiscal year ended March 31, 2002. Interim results of operations for the nine-month period ended December 31, 2002 may not necessarily be indicative of the results to be expected for the full year.

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

     Use of Estimates
     ----------------
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expense during the reporting period. The Company's significant estimates include the allowance for doubtful accounts receivable, provision for obsolete inventory, and valuation of deferred taxes and warrants. Actual results could differ from those estimates.

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

     In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FAS 123" ("SFAS 148"). This statement amends Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements to SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition and annual disclosure provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002. The Company will adopt SFAS 148 during its fourth quarter ending March 31, 2003.

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

(2)  INVENTORIES
     -----------
     Inventories are summarized as follows:
                                   December 31, 2002     March 31, 2002
                                   -----------------     --------------
                                      (UNAUDITED)

          Raw materials              $  2,518,322         $  2,482,458
          Finished goods                2,609,409            3,266,194
                                     ------------         ------------
          Total                      $  5,127,731         $  5,748,652
                                     ============         ============

(3)  LINE OF CREDIT AND NOTES PAYABLE
     --------------------------------
     As of December 31, 2002, the Company had a line of credit with a maximum principal amount of $7.5 million from FINOVA Capital Corporation ("FINOVA Capital"), the proceeds of which are for working capital purposes. The amount that the Company can borrow under the line of credit is based on a formula of up to 80% of eligible accounts receivable plus a certain percentage of eligible inventories not to exceed $3 million, as defined in the agreement. Pursuant to a certain Amendment and Limited Waiver to Security Agreement dated June 26, 2002, the inventory advance rate decreases by 1% per month beginning July 1, 2002 from a level of 50% at June 30, 2002 to 37% by the maturity date (44% at December 31, 2002). The line of credit is secured by all accounts receivable, inventory, machinery, equipment, trademarks and patents owned by the Company. Interest is payable monthly on the outstanding draws on the line of credit at a rate of prime plus four percent (8.25% at December 31, 2002). The line of credit expires on July 1, 2003, at which time the entire outstanding principal amount of the line of credit, and all accrued but unpaid interest thereon, is due and payable in full. As of December 31, 2002, the Company had an outstanding balance of $4,166,084 under this line.

     On September 30, 1999, the Company obtained a $4 million subordinated loan from FINOVA Mezzanine Capital, Inc. ("FINOVA Mezzanine"). The Company received loan proceeds in the amount of $3,620,000 after paying loan costs of $380,000. Amounts outstanding under the loan are secured by a subordinated lien on substantially all of the Company's assets. A balloon payment of the entire principal amount of the loan, and all accrued but unpaid interest thereon, is due upon maturity on July 1, 2003. Interest on the loan is payable monthly at a rate of 15.5% per annum. In consideration of the loan, the Company issued to FINOVA Mezzanine a warrant to purchase 915,000 shares of the Company's common stock (of which 100,000 shares remain unexercised) at an exercise price of $3.41 per share which represented 80% of the fair value of the Company's stock on the date the warrant was issued. The warrant was valued at $786,900 which was recorded as a debt discount and was amortized to interest expense from the date of issuance of the note to an original earlier maturity date of the note in October 2002. As of December 31, 2002, this discount has been fully amortized to interest expense and the Company had an outstanding balance of $4,000,000 under this loan.

     The line of credit and subordinated loan described above contain certain financial and operating covenants. In June 2002, the Company notified FINOVA Capital and FINOVA Mezzanine that it had failed to comply with the minimum operational cash flow to contractual debt service ratio and the funded debt to EBITDA ratio. FINOVA Capital agreed to waive those violations for the fiscal year ended March 31, 2002 and the fiscal quarter ended June 30, 2002 and to amend such covenants for the fiscal quarters beginning July 1, 2002, pursuant to a certain Amendment and Limited Waiver to Security Agreement dated June 26, 2002. FINOVA Mezzanine also agreed to waive the violations of its covenants for the fiscal year ended March 31, 2002 and the fiscal quarter ended June 30, 2002, and to amend those covenants for future fiscal quarters pursuant to a letter agreement dated June 26, 2002 and amendments to the subordinated notes. In consideration of the waivers and covenant amendments, the Company agreed to pay a facility fee of $413,500, which was deemed fully earned on June 26, 2002. The facility fee is payable as follows: $172,500 is due and payable on the earliest of (a) $28,750 per month beginning January 2003, (b) the occurrence of an event of default, or (c) the date on which the Company repays either all of the obligations to FINOVA Capital under the Loan Agreement or any portion of the principal obligations to FINOVA Mezzanine under the FINOVA Mezzanine loan documents, with the balance of $241,000 due and payable only upon FINOVA Mezzanine's exercise of its remaining 100,000 warrants. The Company was in compliance with all amended covenants for the quarter ended December 31, 2002.

     In March 2000, the Company obtained a $10 million term loan from SouthTrust Bank, N.A. This note bears interest at prime rate (4.25% at December 31, 2002) and is due in monthly principal installments of $93,000 plus interest. In a letter agreement dated September 27, 2002, the bank deferred the four principal payments, due in June 2002 through September 2002, until the maturity of the note. The note matures in March 2005. The balance outstanding on this note as of December 31, 2002 was $8,397,313. This term loan is secured by certain machinery and equipment.

     In October 2000, the Company obtained a $1.5 million short-term bridge loan from SouthTrust Bank, N.A. which is secured by one million shares of the Company's common stock owned by the Company's President. Interest on this note is at the prime rate (4.25% at December 31, 2002). The loan is being paid down by monthly principal payments of $50,000 plus interest. In a letter agreement dated September 27, 2002, the bank deferred the four principal payments, due in June 2002 through September 2002, until the maturity of the note. The note matures in October 2003. The balance outstanding on this note as of December 31, 2002 was $750,000.

     The term loan and the short-term bridge loan from SouthTrust Bank, N.A. contain certain financial and operating covenants. The Company was in violation of all financial covenants at March 31, 2002. On June 27, 2002, the Company received a waiver for the year ended March 31, 2002 and for all future periods through July 1, 2003. On February 13, 2003, the Company received a waiver for all future periods through March 31, 2004.

     The Company's ability to continue as a going concern depends upon successfully obtaining sufficient financing to pay down or replace the FINOVA debts due in July 2003. In the event the Company cannot extend the loans, or raise the capital to pay off or replace the debt in July 2003, FINOVA Capital and FINOVA Mezzanine could exercise their respective rights under their loan documents to, among other things, declare a default under the loans and pursue foreclosure of the Company's assets which are pledged as collateral for such loans. In the event that FINOVA exercises their right to pursue foreclosure, then SouthTrust has the ability to do the same based on a cross-default provision in their loan agreement. The Company is seeking to obtain the necessary funds through its positive cash flows from operating activities, equity financing, and/or refinancing with FINOVA or a substitute lender. There are no assurances, however, that such financing, if available will be at a price that will not cause substantial dilution to the Company's shareholders.

     In March 2002, Angelo S. Morini, the Company's President, loaned $330,000 to the Company in order for it to pay down certain notes payable that were coming due. This loan bears interest at prime (4.25% at December 31, 2002) and is due on or before June 15, 2006.

     On June 26, 2002, the Company signed a $550,000 promissory note with Excalibur Limited Partnership, one of the holders of the Company's Series A Preferred Stock. In consideration of the note, the Company issued Excalibur Limited Partnership a warrant to purchase 30,000 shares of Common Stock, which are exercisable until June 26, 2007 at a price equal to $5.50 per share. This note was non-interest bearing assuming that it was repaid on or before July 26, 2002. This note was secured by 250,000 shares of Common Stock owned by the Angelo S. Morini, the Company's President. In consideration of his pledge, the Company granted Mr. Morini stock options to acquire 289,940 shares of Common Stock at an exercise price of $5.17 (110% of market) per share. These options shall expire on July 1, 2007. On June 26, 2002, the Company received loan proceeds in the amount of $500,000 in cash from Excalibur Limited Partnership. The additional $50,000 was retained by Excalibur Limited Partnership as payment for consulting fees due to Excalibur Limited Partnership in accordance with a consulting agreement entered into on June 26, 2002, which expired December 31, 2002. This note was paid in full on June 28, 2002 from proceeds derived from the issuance of common stock to Stonestreet Limited Partnership as discussed in
     Note 5.

     On August 15, 2002, the Company signed a $347,475 promissory note with Target Container, Inc. in satisfaction of its accounts payable obligation to this vendor. This note bears interest at 7% per annum and is due in twelve equal monthly installments of $30,066. The balance outstanding on this note as of December 31, 2002 was $234,334.

(4)  COMMITMENTS AND CONTINGENCIES
     -----------------------------
     On May 17, 2002, Schreiber Foods, Inc. of Green Bay Wisconsin filed a lawsuit against the Company in the federal district court for the Eastern District of Wisconsin ("Wisconsin lawsuit"), being Case No. 02-C-0498, alleging various acts of patent infringement. The Complaint alleges that the Company's machines for wrapping of individual cheese slices, manufactured by Kustner Industries, S.A. of Switzerland, known as models KE and KD, and the Company's machines for producing individually wrapped slices manufactured by Hart Design Mfg., Inc. of Green Bay, Wisconsin, infringe unspecified claims of U.S. Patents Nos. 5,440,860, 5,701,724 and 6,085,680. Additionally, the Complaint refers to U.S. Patent No. 5,112,632, but it does not explicitly allege infringement of that patent; because the case is in the earliest stages, there has not yet been an opportunity to determine whether Schreiber Foods intends to pursue allegations of infringement of the 5,112,632 Patent against the Company. Schreiber Foods is seeking a preliminary and permanent injunction prohibiting the Company from further infringing acts and is also seeking damages in the nature of either lost profits or reasonable royalties. The Company initially challenged Schreiber's claim that it had sufficient rights in the patents in suit to permit it to bring the lawsuit in Wisconsin. After preliminary investigation of the matter, the Company has chosen to withdraw its challenge and to await the discovery of additional information on the subject.

     The Company is not in a position at this time to express a view on the likelihood that it will succeed in its position, nor in the amount of damages that might be awarded against it should it be unsuccessful in that regard.

(5)  CAPITAL STOCK
     -------------
     On April 6, 2001, in accordance with an exemption from registration under Regulation D promulgated under the Securities Act of 1933, as amended, the Company received proceeds of approximately $3,082,000 less costs of $181,041 for the issuance of 72,646 shares of the Company's Series A convertible preferred stock and warrants to purchase shares of the Company's common stock. The shares are subject to certain designations, preferences and rights, including the right to convert each preferred share into ten shares of common stock, the right to a ten percent stock dividend after one year of issuance payable in shares of preferred stock, and an eight percent stock dividend for the subsequent three years thereafter payable in either cash or shares of preferred stock. The per share conversion price is the lower of (x) $4.08 or (y) 95% of the average of the two lowest closing bid prices on the American Stock Exchange of the common stock out of the fifteen trading days prior to conversion. The liquidation preference of each preferred share is $48.18 plus accrued dividends ($55.89 at December 31, 2002).

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

     On December 26, 2002, Excalibur Limited Partnership and BH Capital Investments, L.P. converted 10,378 and 4,884 shares of Series A Preferred Stock, respectively, plus accrued dividends, into 424,950 and 199,986 shares of common stock, respectively. The conversion rate was $1.3633 based on 95% of the average of the two lowest closing bid prices on AMEX for the fifteen trading days immediately prior to conversion.

     For the nine months ended December 31, 2002 and 2001, the Company recorded accrued dividends of $209,017 and $262,500, respectively, in connection with the issuance of the preferred stock and warrants. In fiscal 2002, the Company recorded a discount on preferred stock of $2,003,770 related to the beneficial conversion feature ($1,449,370), the fair value of the initial warrants ($277,200) and redemption warrants ($277,200) and the fair value of the mandatory redemption price. The excess of the initial redemption value of $4,391,861 over the initial carrying value of $523,830 is $3,868,031 and is being accreted and recorded as dividends over the redemption period (48 months beginning April 2001) using the straight line method, which approximates the effective interest method. In addition, the redemption value is recalculated every quarter based on changes in the Company's stock price. The resulting change in the redemption value is then added to or subtracted from the $3,868,031 initial amount to be accreted. For the nine months ended December 31, 2002 and 2001, the Company recorded $273,549 and $1,271,038, respectively, related to the beneficial conversion feature of accrued dividends and the accretion of the redemption value of preferred stock. As of December 31, 2002, the value of the remaining 57,384 shares of redeemable convertible preferred stock is $1,712,969.

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

     In accordance with Section 4(2) of the Securities Act of 1933, as amended, and pursuant to a Food Service Brokerage Agreement dated June 25, 2002, the Company issued 140,273 shares of Common Stock for $4.08 per share on September 9, 2002 to certain food brokers in consideration for prior services rendered valued at $572,310.

     In accordance with Section 4(2) of the Securities Act of 1933, as amended, and pursuant to a Securities Purchase Agreement dated August 27, 2002, the Company issued 65,404 shares of Common Stock for $4.08 per share in settlement of an outstanding payable to Hart Design and Manufacturing, Inc. in the amount of $266,848.

(6)  RELATED PARTY TRANSACTIONS
     --------------------------
     In June 1999, in connection with an amended and restated employment agreement for Angelo S. Morini, the Company consolidated two full recourse notes receivable ($1,200,000 from November 1994 and $11,572,200 from October 1995) related to the exercise of 2,914,286 shares of the Company's common stock into a single note receivable in the amount of $12,772,200 that is due on June 15, 2006. This new consolidated note is non-interest bearing and non-recourse and is secured by the 2,914,286 shares of common stock. As of December 31, 2002, the Company has not yet perfected its security interest in the pledged shares. Per the June 1999 employment contract, this loan may be forgiven upon the occurrence of any of the following events: 1) Mr. Morini is terminated without cause; 2) there is a material breach in the terms of Mr. Morini's employment agreement; or 3) there is a change in control of the Company for which Mr. Morini did not vote "FOR" in his capacity as a director or a shareholder. In October 2000, the Company obtained a $1.5 million short-term bridge loan from SouthTrust Bank, N.A. which is secured by one million of the above mentioned 2,914,286 shares of the Company's common stock owned by the Company's President. These one million shares are expected to be released upon full payment of the short-term bridge loan.

     Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) indicates that the exercise of options with a non-recourse note should be treated as the grant of a stock option. The Financial Accounting Standards Board issued Interpretation No. 44 ("FIN 44"), which clarifies the application of APB 25 relating to the accounting consequences of various modifications to fixed stock options. FIN 44 states that when an option is repriced, it is treated as a variable option and is marked to market each quarter. In accordance with FIN 44, the underlying options related to the $12,772,200 note receivable are treated as variable due to the nature of the note being a non-interest bearing and non-recourse note. Accordingly, any differences between the exercise price of the options ($4.38) and the market price of the Company's common stock is recorded as compensation income or expense at each reporting period. During the nine months ended December 31, 2002, the market value of the Company's stock decreased from $5.43 at March 31, 2002 to $2.28 at December 31, 2002. Therefore, the Company recorded a $3,060,000 decrease in the compensation (or income) related to this decrease in stock value to the floor of $4.38.

     In March 2002, Angelo S. Morini, the Company's President, loaned $330,000 to the Company in order for it to pay down certain notes payable that were coming due. This loan bears interest at prime (4.25% at December 31, 2002) and is due on or before June 15, 2006. On May 24, 2002, in consideration of this personal loan to the Company and his continued pledge of one million of his shares of the Company's common stock for the loan with SouthTrust Bank, N.A. (See Note 3), the Company granted Mr. Morini stock options to acquire 1,163,898 shares of Common Stock at an exercise price of $5.72 (110% of market) per share. On December 4, 2002, Mr. Morini canceled these options with the Company as a result of discussions and negotiations with certain major shareholders for the purpose of improving shareholder value and lessening potential financial statement expense.

     On July 1, 2002, in consideration of his pledge of 250,000 shares of common stock to secure a $550,000 promissory note by the Company in favor of Excalibur Limited Partnership (See Note 3), the Company granted Mr. Morini stock options to acquire 289,940 shares of common stock at an exercise price of $5.17 (110% of market) per share. These options expire on July 1, 2007.

     On October 24, 2002, the Company entered into a special services agreement with Angelo S. Morini, authorizing him to author and promote "Veggiesizing, the stealth/health diet" book, which promotes the Company's products. In consideration of these services and for his continued personal pledges, the Company granted him 900,000 shares at the market price of $2.05 on October 24, 2002. On December 4, 2002, as a result of discussions and negotiations with certain major shareholders, Mr. Morini canceled these options with the Company and accepted new options to acquire 510,060 shares of common stock
     - 200,000 options were granted at an exercise price of $4.08 per share and 310,060 were granted at an exercise price of $2.05 per share. These options expire on December 4, 2012. As a result of the cancellation and reissuance of options, the Company will account for these options in accordance with variable accounting standards.

     Beginning January 13, 2003, the Company entered into a vendor arrangement with one of its employees whereby they would purchase ingredients from him at the Company's cost plus up to 1.25% per month on the outstanding balance.

(7)  EARNINGS PER SHARE
     The following is a reconciliation of basic net earnings (loss) per share to diluted net earnings (loss) per share:

                                                                Three months ended                    Nine months ended
                                                                    December 31,                          December 31,
                                                         ---------------------------------     ---------------------------------
                                                              2002               2001               2002               2001
                                                         --------------     --------------     --------------     --------------
     Net income (loss) available to common
       shareholders                                      $     (744,437)    $     (181,653)    $      792,621     $   (8,642,238)
                                                         ==============     ==============     ==============     ==============

     Weighted average shares outstanding - basic             12,139,619         10,750,790         11,898,580         10,273,538
      "In-the-money" shares under stock option
        agreements                                                   --                 --          3,198,046                 --
     "In-the-money" shares under stock warrant
        agreements                                                   --                 --            380,715                 --

     Less:  Shares assumed repurchased under treasury
       stock method                                                  --                 --         (2,618,772)                --
                                                         --------------     --------------     --------------     --------------

     Weighted average shares outstanding - diluted           12,139,619         10,750,790         12,858,569         10,273,538
                                                         ==============     ==============     ==============     ==============

     Basic net income (loss) per common share            $        (0.06)    $        (0.02)    $         0.07     $        (0.84)
                                                         ==============     ==============     ==============     ==============

     Diluted net income (loss) per common share          $        (0.06)    $        (0.02)    $         0.06     $        (0.84)
                                                         ==============     ==============     ==============     ==============

     Potential conversion of Series A preferred stock for 2,123,168 shares, options for 4,554,771 and 1,356,725 shares and warrants for 644,856 and 264,141 shares have not been included in the computation of diluted net income (loss) per common share for the three and nine months ended December 31, 2002, respectively, as their effect would be antidilutive. Potential conversion of Series A preferred stock for 747,269 shares, options for 3,254,700 shares, and warrants for 518,286 shares have not been included in the computation of diluted net income (loss) per common share for the three and nine months ended December 31, 2001, as their effect would be antidilutive.

(8)  SUPPLEMENTAL CASH FLOW INFORMATION
     ----------------------------------
     For purposes of the statement of cash flows, all highly liquid investments with a maturity date of three months or less are considered to be cash equivalents.

     Nine months ended December 31,                             2002             2001
     -----------------------------------------------------------------------------------
     Non-cash financing and investing activities:
     Amortization of consulting and directors fees
       paid through issuance of common stock warrants      $     76,975     $    343,386
     Purchase of equipment through capital lease
       obligations and term notes payable                        94,763          785,000
     Reduction in accounts payable through issuance of
       notes payable                                            347,475               --
     Reduction in accounts payable through issuance of
       common stock                                             839,158               --
     Discount related to preferred stock                             --        2,020,734
     Accrued preferred stock dividends                          209,017          262,500
     Beneficial conversion feature related to preferred
       stock dividends                                          (18,416)          68,100
     Accretion of discount on preferred stock                   291,965          843,538
     Preferred dividends recorded for preferred
       shareholder waiver received in exchange for
       issuance of common stock                                      --          359,400


     Cash paid for:
     Interest                                                 1,832,018        1,703,121
     Income taxes                                                51,037               --

(9)  OPTION AND WARRANT REPRICING
     ----------------------------
     On October 11, 2002 through unanimous consent of the Board of Directors, the Company repriced all outstanding options granted to employees prior to this date (4,284,108 shares at former prices ranging from $2.84 to $10.28) to the market price of $2.05 per share. In addition, the Company repriced the outstanding warrants held by current consultants prior to this date (291,429 shares at former prices ranging from $3.31 to $5.50) to the market price of $2.05 per share. This stock option repricing resulted in variable accounting treatment for these stock options beginning with the quarter ended December 31, 2002 until the related options have been cancelled, expired or exercised. On December 4, 2002, as a result of discussions and negotiations with certain major shareholders, the Company's President reversed the repricing of his options for the purpose of improving shareholder value and lessening potential financial statement expense. Although the exercise prices of the options were reversed back to their original amounts, the Company is still required to account for these options and all new options issued to the Company's President prior to June 4, 2003 in accordance with variable accounting standards.

     Variable accounting treatment will result in unpredictable stock-based compensation expense or income depending on fluctuations in quoted prices for the Company's common stock. The remaining variable options and warrants as of December 31, 2002 was 3,901,110 of which 1,017,441 were vested and "in-the-money" based on the Company's closing stock price of $2.28 on December 31, 2002. This resulted in a non-cash compensation expense of $188,395. Assuming no further options or warrants are exercised or canceled and all are vested, a $0.01 increase in the Company's stock price will result in a non-cash compensation expense of approximately $39,000.

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

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expense during the reporting period. The Company's significant estimates include the allowance for doubtful accounts receivable, provision for obsolete inventory, and valuation of deferred taxes and warrants. Actual results could differ from those estimates.

The Company records revenue upon shipment of products to its customers and there is reasonable assurance of collection on the sale. It provides credit terms to customers usually based on net 30 days. The Company performs ongoing credit evaluations of its accounts receivable and makes reserves for anticipated future credits that will be issued to its customers for promotions, discounts, spoils, etc., based on historical experience. In addition, the Company evaluates the accounts for potential uncollectible amounts. The reserve for accounts receivable is then adjusted to reflect these estimates. At December 31, 2002 and March 31, 2002, the Company had reserved approximately $815,000 and $678,000 for known and anticipated future credits and doubtful accounts. During the nine months ended December 31, 2002 and 2001, the Company recorded income of $136,700 and expense of $425,000, respectively, related to anticipated future credits and doubtful accounts. The Company utilizes a detailed customer invoice promotion settlement process to methodically predict, track, manage, and resolve invoicing issues.

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

Statement of Financial Accounting Standards No. 123 ("FAS 123"), Accounting for Stock Based Compensation, requires the Company to report compensation expense on warrants issued to non-employees for services rendered, in accordance with the fair value based method prescribed in FAS 123. The Company estimates the fair value of each warrant based on the expected vesting due to performance requirements set forth in the warrant or service agreement and life of the warrant by using a Black-Scholes option-pricing model with the following assumptions used in the fiscal 2003 option-pricing model: no dividend yield, 43.2% volatility, risk-free interest rate of 4.25%, and expected lives of ten years. Assumptions used for grants in fiscal 2002: no dividend yield, 38% volatility, risk-free interest rate ranging from 4.75%, and expected lives of ten years.

NEW ACCOUNTING PRONOUNCEMENTS

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FAS 123" ("SFAS 148"). This statement amends Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements to SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition and annual disclosure provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002. The Company will adopt SFAS 148 during its fourth quarter ending March 31, 2003.

RECENT DEVELOPMENTS

After discussions with certain major shareholders concerning ways to improve shareholder value and improve financial statement results, Angelo S. Morini and the Company conducted following in December 2002:

On December 4, 2002, Mr. Morini canceled options to acquire 1,163,898 shares of the Company's common stock at an exercise price of $5.72 (110% of market) per share which he had been granted on May 24, 2002, in consideration of his personal loan to the Company and his continued pledge of one million of his shares of the Company's common stock for the loan with SouthTrust Bank, N.A.

On December 4, 2002, Mr. Morini canceled options to acquire 900,000 shares of the Company's common stock at an exercise price of $2.05 (100% of market). These options were granted to him on October 24, 2002 in connection with a special services agreement between the Company and Angelo S. Morini, authorizing him to author and promote "Veggiesizing, the stealth/health diet" book, which promotes the Company's products. On December 4, 2002, the Company then issued him new options to acquire 510,060 shares of common stock - 200,000 options were granted at an exercise price of $4.08 per share and 310,060 were granted at an exercise price of $2.05 per share. These options expire on December 4, 2012.

On December 4, 2002, Mr. Morini reversed the repricing of his remaining options granted prior to October 11, 2002 when through unanimous consent of the Board of Directors, the Company repriced all outstanding options granted to employees prior to this date to $2.05. Thus, all of his options are subject to their original exercise prices.

On December 17, 2002, Angelo S. Morini resigned from his positions as Chief Executive Officer and Chairman of the Board. Mr. Morini retained his position as President and accepted an appointment as Vice-Chairman of the Board in order to focus his attention on expanding the Company's brand awareness and marketing relationships. Christopher J. New, formerly the Company's Chief Operating Officer, was then appointed as the Company's Chief Executive Officer.

Additionally, on December 17, 2002, the Board of Directors voted to expand the number of Board members to six and appointed Charles L. Jarvie as the Company's Chairman of the Board, Angelo S. Morini as Vice-Chairman of the Board, Thomas R. Dyckman as Chairman of the Audit Committee, and Michael H. Jordan, Joseph J. Juliano and David H. Lipka as additional directors. Former directors Dr. Douglas Walsh and Marshall Luther resigned from the Board of Directors effective as of December 17, 2002, in order to pursue other opportunities. On December 18, 2002, the Board of Directors again voted to expand the number of Board members to seven and appointed Christopher J. New, the Company's Chief Executive Officer, as a director. The new independent directors, Charles L. Jarvie, Thomas R. Dyckman, Michael H. Jordan and David H. Lipka, were each granted options to acquire 200,000 shares of common stock at an exercise price of $2.17 per share (130% of the closing price of the common stock as reported by AMEX on December 4, 2002 which was the date they agreed to become a director of the Company) in consideration of their acceptance of positions as members of the Board of Directors.

RESULTS OF OPERATIONS

As a result of the large cash outlays related to a large plant expansion, delays in new product shipment, and a sales mix skewed toward lower margin imitation and private label items in fiscal 2001, the Company experienced shortfalls in cash that affected nearly every aspect of its operations in fiscal 2002. This cash constraint on purchasing ingredients forced the Company to eliminate significant amounts of business at the key account level in order to achieve sustainable and adequate case fill and order fill levels. In fiscal 2003, the Company has returned to positive cash flow levels through efficiencies in production, purchase discounts, realignment of the sales mix toward branded items, reduction in overall number of items ("SKU's") being sold and inventoried, improved customer fulfillment levels, new terms of sale, new customer invoice promotion settlement processes, and additional cost reductions. All excess cash has been put back into operations to improve the Company's operations and financial position.

NET SALES were $9,829,420 in the three months ended December 31, 2002, compared to net sales of $10,325,699 for the three months ended December 31, 2001, a decrease of 5%. The Company experienced an overall decrease of 10% for the first nine months of fiscal 2003 compared to the same period in fiscal 2002, reflecting the continued elimination of lower margin business. Although sales for the three and nine months of fiscal 2003 is a decrease from the sales for the three and nine months of fiscal 2002, the sales are at the same level (approx. $10 million) as they were for the fourth quarter ended fiscal 2002 where customer fulfillment levels peaked against the Company's core business items. While the Company has experienced positive cash flows in fiscal 2003, it has used this cash to improve the balance sheet by paying down debt and payables rather than increasing inventory for sale. As a result of the constraints put on ingredient, packaging and finished goods availability, the Company made a strategic decision to downsize sales volume in an effort to upsize its margins. The product mix shift to focus on higher-margin brand name products under the Veggie brand, required the Company to turn away certain private label and other less desirable business. While both the customer and consumer demand for the Company's products and private label business remains strong, sales growth was maintained at lower levels so that the Company can improve margins on its core items and grow profitably.

COSTS OF GOODS SOLD were $6,805,863 representing 69% of net sales for the three months ended December 31, 2002, compared with $7,355,250 or 71% of net sales for the same period ended December 31, 2001. These costs represented 70% and 76% of net sales for the nine months ended December 2002 and 2001, respectively. There was an overall decrease in costs of $4,435,287 in the nine months of fiscal 2003 compared to fiscal 2002. This decrease in cost is primarily the result of several factors: (a) a 10% decrease in raw materials required for operations in the first nine months of fiscal 2003 as compared to fiscal 2002 (a decrease of $2.6 million) which resulted from the 10% decrease in sales described above; (b) the completed installation of the new equipment which resulted in a substantial decrease in the number of production personnel late in fiscal 2002 and caused labor-related expenses to decrease by approximately $1.5 million in the first nine months of fiscal 2003 as compared to fiscal 2002; (c) a decrease of $600,000 in inventory write-offs in the first nine months of fiscal 2003 as compared to fiscal 2002 which resulted from the Company's change in production focus in the second quarter of fiscal 2002 by decreasing its product mix to 200 core items that constituted nearly 98% of sales; and (d) a decrease in raw material costs due to improved vendor relations, lower raw material costs and purchase discounts.

Now that the equipment is fully operational, the labor crews are trained, ingredient and packaging supply is consistent, and fewer number of SKU items are being produced based on specific sales forecasting, the Company is seeing longer production runs, improved run rates with more, high-quality product produced per hour. This resulted in gross margin increasing from the annual rate of 19% in fiscal 2002 to 30% in the first nine months of fiscal 2003. The Company expects that with its increased efficiencies in labor, production and purchasing along with continued monitoring of items being offered and tight controls on product mix, it will continue to sustain its improved margins in fiscal 2003.


SELLING expenses were $1,314,235 and $3,773,908 for the three and nine months ended December 31, 2002, respectively, compared with $1,983,565 and $5,499,661 for the three and nine months ended December 31, 2001, respectively, a decrease of 34% and 31% in the respective periods. The decrease in expenses is due to further efficiencies in advertising and promotional expenses of approximately $1.1 million in the first nine months of fiscal 2003 compared to the same period in fiscal 2002. In 2002, more promotions were directed to provide incentives to the Company's direct customers for merchandising and brand item purchases. In addition, the Company experienced a decrease (approximately $500,000) in brokerage and salary costs and a decrease in travel costs in excess of approximately $100,000 directly attributable to deployment of more focused, productive key account selling strategies and tactics. The Company expects that fiscal 2003 selling expenses will continue to remain at levels below that of fiscal 2002 expenses based on the Company's current plan for advertising and promotional allowances that are focused against key accounts and granted on volume purchases rather than on individual item discounts.

DELIVERY expenses were $478,331 and $1,561,847 for the three and nine months ended December 31, 2002, respectively, compared with $595,162 and $1,807,783 for the same periods ended December 31, 2001. Delivery expenses approximate 5% of net sales each period. The decrease in delivery costs is primarily in proportion to the decrease in net sales.

NON-CASH COMPENSATION RELATED TO OPTIONS AND WARRANTS showed an expense of $190,720 and income of $2,794,630 for the three and nine months ended December 31, 2002, respectively, compared to an income of $1,559,024 and expense of $2,070,243 for the three and nine months ended December 31, 2001, respectively. The Financial Accounting Standards Board issued Interpretation No. 44 ("FIN 44"), which clarifies the application of APB Opinion 25 relating to the accounting consequences of various modifications to fixed stock options. FIN 44 states that when an option is repriced, it is treated as a variable option and is marked to market each quarter. In accordance with FIN 44, the underlying options related to the $12,772,200 note receivable from Angelo S. Morini, the Company's President, are treated as variable due to the nature of the note being a non-interest bearing and non-recourse note. Accordingly, any differences between the exercise price of the options ($4.38) and the market price of the Company's common stock is recorded as compensation income or expense at each reporting period. During the nine months ended December 31, 2002, the market value of the Company's stock decreased from $5.43 at March 31, 2002 to $2.28 at December 31, 2002. Therefore, the Company recorded a $3,060,000 decrease in the compensation related to this decrease in stock value to the floor of $4.38. Additionally, the Company recorded a $76,975 expense related to the fair value of warrants issued for consulting services. During the nine months ended December 31, 2001, the market value of the Company's stock increased from $4.76 at March 31, 2001 to $5.35 at December 31, 2001. Therefore, the Company recorded a $1,726,857 increase in the compensation related to this increase in stock value. Additionally, the Company recorded a $343,386 expense related to the fair value of warrants issued for consulting services. Due to the volatility of the market price of the Company's common stock, it is incapable of predicting whether this expense will increase or decrease in the future. A $0.01 increase or decrease in the Company's common stock price results in an expense or income, respectively, of $29,143.

On October 11, 2002 through unanimous consent of the Board of Directors, the Company repriced all outstanding options granted to employees prior to this date (4,284,108 shares at former prices ranging from $2.84 to $10.28) to the market price of $2.05 per share. In addition, the Company repriced the outstanding warrants held by current consultants prior to this date (291,429 shares at former prices ranging from $3.31 to $5.50) to the market price of $2.05 per share. This stock option repricing resulted in variable accounting treatment for these stock options beginning with the quarter ended December 31,2002 until the related options have been cancelled, expired or exercised. On December 4, 2002, as a result of discussions and negotiations with certain major shareholders, the Company's President reversed the repricing of his options for the purpose of improving shareholder value and lessening potential financial statement expense. Although the exercise prices of the options were reversed back to their original amounts, the Company is still required to account for these options and any new options issued to the Company's President prior to June 4, 2003 in accordance with variable accounting standards.

Variable accounting treatment will result in unpredictable stock-based compensation expense or income depending on fluctuations in quoted prices for the Company's common stock. The remaining variable options and warrants as of December 31, 2002 was 3,901,110 of which 1,017,441 were vested and "in-the-money" based on the Company's closing stock price of $2.28 on December 31, 2002. This resulted in a non-cash compensation expense of $188,395. Assuming no further options or warrants are exercised or canceled and all are vested, a $0.01 increase in the Company's stock price will result in a non-cash compensation expense of approximately $39,000.

GENERAL AND ADMINISTRATIVE expenses were $864,399 and $786,634 for the three months ended December 31, 2002 and 2001, respectively (a 10% increase). For the three months ended December 31, 2001, the Company reversed $75,000 of its bad debt reserve due to a change in its reserve estimates creating income recognition for the fiscal 2002 quarter. Without this reversal, the fiscal 2003 and 2002 quarterly expenses were nearly the same. For the nine months ended December 31, 2002 and 2001, general and administrative expenses were $2,453,148 and $3,197,175, respectively (a 23% decrease). The decrease was primarily due to a decrease in bad debt expense and personnel costs in fiscal 2003 along with a general reduction in standard administrative expenses due to cost cutting measures implemented at the end of fiscal 2002.

RESEARCH AND DEVELOPMENT expenses were $60,674 and $43,075 for the three months ended December 31, 2002 and 2001, respectively (a 41% increase). For the nine months ended December 31, 2002 and 2001, expenses were $174,888 and $140,931 (a 24% increase). This increase is primarily the result of a change in the allocation of general overhead costs to this department. The Company expects that these expenses will remain at this level throughout the remainder of fiscal 2003 and fiscal 2004.

INTEREST expense was $536,766 and $913,523 for the three months ended December 31, 2002 and 2001, respectively (a 41% or $376,757 decrease). For the nine months ended December 31, 2002 and 2001, interest expense was $2,404,868 and $2,310,635 (a 4% increase). On September 30, 1999, the Company entered into a $4,000,000 subordinated note payable with FINOVA Mezzanine Capital, Inc. ("FINOVA Mezzanine"). This debt currently bears interest at a rate of 15.5% and included an original issuance discount of $786,900, which was amortized as interest expense over the term of the debt until September 30, 2002. In connection with FINOVA Mezzanine's warrant exercise and transfer of 815,000 shares of the Company's Common Stock, the Company agreed to guarantee the price at which the shares were sold to the public at $4.41 per share. The actual price received by FINOVA Mezzanine was $3.25 per share and the difference of $945,400 was recorded as a debt discount and was amortized over the term until September 30, 2002. During the three months ended December 31, 2002, interest expense decreased $307,115 because the above debt discounts were fully amortized. The remaining decrease resulted from a lower note payable to FINOVA Mezzanine ($4,000,000 in fiscal 2003 compared to $4,815,000 in fiscal 2002) during the three months ended December 31, 2002. During the nine months ended December 31, 2002 and 2001, $614,230 and $511,859, respectively, of the total debt discount of $1,732,300 was amortized to interest expense. In addition, the loan fees amortized to interest expense increased approximately $397,000 during the nine months ended December 31, 2002 due to additional loan costs and the shortened loan periods. The increase in the above mentioned fees was offset by a decrease of approximately $405,000 in interest expense as a result of lower debt balances during fiscal 2003 compared to fiscal 2002; thus resulting in an overall increase of $94,233 for the nine months ended December 31, 2002 compared to 2001. See "Debt Financing" below for further detail on the Company's outstanding debts and interest rates thereon.

LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES - Net cash provided by operating activities was $1,901,996 for the nine months ended December 31, 2002 compared to net cash used of
$1,504,597 for the same period ended December 31, 2001. The increase in cash from operations is primarily attributable to a net income of $1,275,187 evidencing the improved gross margins and reduction in cash operating expenditures in fiscal 2003 along with further collections on accounts receivable and reductions in inventory levels. In fiscal 2002, the Company used a significant portion of its cash to decrease its amounts payable to vendors and to fund operating losses.

INVESTING ACTIVITIES - Net cash used in investing activities totaled $231,742 for the nine months ended December 31, 2002 compared to net cash used of $565,110 for the same period ended December 31, 2001. The cash used for investing activities during fiscal 2003 resulted from the increase in deferred loan costs related to the FINOVA Capital and FINOVA Mezzanine loans as further discussed below and the purchase of equipment. These deferred loan costs are capitalized and expensed to interest over the life of the loans. The cash used in fiscal 2002 was all used to purchase equipment.

FINANCING ACTIVITIES - Net cash flows used in financing activities were $1,668,794 for the nine months ended December 31, 2002 compared to cash flows provided by financing activities of $2,151,616 for the same period ended December 31, 2001. During the first quarter of fiscal 2003, the Company received loan proceeds from Excalibur Limited Partnership in the amount of $500,000 in cash. The proceeds of which were used to pay down a portion of the Company's outstanding debt under its term loan from SouthTrust Bank, N.A. In addition, the Company raised $1,500,000 through the issuance of common stock (as further discussed below). These proceeds were used to pay off its term loan from Excalibur Limited Partnership and for working capital purposes. The Company used its cash from operating activities to reduce the balance of the Company's outstanding debt under its line of credit from FINOVA Capital and to pay down its term debt with SouthTrust Bank, N.A. The large cash flows from financing activities during the nine months ended December 31, 2001 were primarily the result of the issuance of common and preferred stock. The majority of these proceeds were used to pay down the line of credit from FINOVA Capital and to finance the Company's operating activities in fiscal 2002.

Debt Financing
As of December 31, 2002, the Company had a line of credit with a maximum principal amount of $7.5 million from FINOVA Capital Corporation, the proceeds of which are for working capital purposes. The amount that the Company can borrow under the line of credit is based on a formula of up to 80% of eligible accounts receivable plus a certain percentage of eligible inventories not to exceed $3 million, as defined in the agreement. Pursuant to a certain Amendment and Limited Waiver to Security Agreement dated June 26, 2002, the inventory advance rate decreases by 1% per month beginning July 1, 2002 from a level of 50% at June 30, 2002 to 37% by the maturity date (44% at December 31, 2002). The line of credit is secured by all accounts receivable, inventory, machinery, equipment, trademarks and patents owned by the Company.

Interest is payable monthly on the outstanding draws on the line of credit at a rate of prime plus four percent (8.25% at December 31, 2002). The line of credit expires on July 1, 2003, at which time the entire outstanding principal amount of the line of credit, and all accrued but unpaid interest thereon, is due and payable in full. As of December 31, 2002, the Company had an outstanding balance of $4,166,084 under this line.

On September 30, 1999, the Company obtained a $4 million subordinated loan from FINOVA Mezzanine to finance additional working capital and capital improvement needs. The Company received loan proceeds in the amount of $3,620,000 after paying loan costs of $380,000. Amounts outstanding under the loan are secured by a subordinated lien on substantially all of the Company's assets. A balloon payment of the entire principal amount of the loan, and all accrued but unpaid interest thereon, is due upon maturity in July 2003. The interest rate applicable to the loan was increased from 11.5% to 13.5% in July 2001. In February 2002, the interest rate increased to 15.5%. In consideration of the loan, the Company issued to FINOVA Mezzanine a warrant to purchase 915,000 shares of the Company's common stock at an exercise price of $3.41 per share which represented 80% of the fair value of the Company's stock on the date the warrant was issued. The warrant, valued at $786,900, was recorded as a debt discount was amortized to interest expense from the date of issuance of the note to an original earlier maturity date of the note until September 30, 2002. As of December 31, 2002, the discount has been fully amortized to interest expense and the Company has an outstanding principal balance of $4,000,000 under this loan.

On December 26, 2000, the FINOVA Mezzanine exercised a portion of the warrant to purchase 815,000 shares of Common Stock at a price of $3.41 per share. The
Company received from the exercise of the warrant net proceeds of $2,452,329, after paying transaction costs of $326,822. In connection with this transaction, the Company agreed to reimburse FINOVA Mezzanine for brokerage commission and other expenses incurred by it, in connection with the sale of the 815,000 shares to the public, which were sold at a price of $3.25 per share. These costs and expenses were recorded as a reduction in the proceeds received from the exercise of the warrants. In addition, the Company agreed to guarantee the price ($4.41 per share) at which the shares would be sold to the public. The difference between the actual price received by FINOVA Mezzanine ($3.25) and the guaranteed price ($4.41) of $945,400 was recorded as a debt discount and was being amortized over the term of the subordinated note until September 30, 2002. The consideration for the difference between the exercise price of $3.41 and the guaranteed price of $4.41 was $815,000. FINOVA Mezzanine agreed to finance such amount under an additional subordinated term loan which was payable in full on December 29, 2001. However, the Company obtained an extension for a fee of $55,000 and made payments of $30,000 per business day through February 28, 2002, at which time the additional loan was paid in full. During the nine months ended December 31, 2002 and 2001, $614,230 and $204,743, respectively, of the total debt discounts of $1,732,300 were amortized to interest expense. At December 31, 2002, there were no remaining unamortized debt discounts and the remaining principal balance due on the notes was $4,000,000.

The line of credit and subordinated loans described above contain certain financial and operating covenants. In June 2002, the Company notified FINOVA Capital and FINOVA Mezzanine that it had failed to comply with the minimum operational cash flow to contractual debt service ratio and the funded debt to EBITDA ratio. FINOVA Capital agreed to waive those violations for the fiscal year ended March 31, 2002 and the fiscal quarter ended June 30, 2002 and to amend such covenants for the fiscal quarters beginning July 1, 2002, pursuant to a certain Amendment and Limited Waiver to Security Agreement dated June 26, 2002. FINOVA Capital extended the maturity date from October 15, 2002 to July 1, 2003, removed any prepayment penalties, reduced the credit line from $13 million to $7.5 million, reduced the inventory limit from $6 million to $3 million, and will reduce the inventory advance rate by 1% per month beginning July 1, 2002 (from a level of 50% at June 30, 2002 to 37% by the maturity date). FINOVA Mezzanine also agreed to waive the violations of its covenants for the fiscal year ended March 31, 2002 and the fiscal quarter ended June 30, 2002, and to amend those covenants for future fiscal quarters pursuant to a letter agreement dated June 26, 2002 and amendments to the subordinated notes. In consideration of the waivers and covenant amendments, the Company agreed to pay a facility fee of $413,500, which was deemed fully earned on June 26, 2002. The facility fee is payable as follows: $172,500 is due and payable on the earliest of (a) $28,750 per month beginning January 2003, (b) the occurrence of an event of default, or
(c) the date on which the Company repays either all of the obligations to FINOVA Capital under the Loan Agreement or any portion of the principal obligations to FINOVA Mezzanine under the FINOVA Mezzanine loan documents, with the balance of $241,000 due and payable only upon FINOVA Mezzanine's exercise of its remaining 100,000 warrants. The Company was in compliance with all amended covenants for the quarter ended December 31, 2002. The Company believes that it will remain in compliance with the new FINOVA loan covenants established in the June 26, 2002 waiver and amendment documents.

In March 2000, the Company obtained a $10 million term loan from SouthTrust Bank, N.A. This note bears interest at prime rate (4.25% at December 31, 2002) and is due in monthly principal installments of $93,000 plus interest. In a letter agreement dated September 27, 2002, the bank deferred the four principal payments, due in June 2002 through September 2002, until the maturity of the note. The note matures in March 2005. The balance outstanding on this note as of December

31, 2002 was $8,397,313. This note was used to pay off a prior term loan and to finance approximately $7.5 million in new equipment purchases to expand the Company's production capacity, including the new production equipment purchased and installed throughout fiscal 2001 and the beginning of fiscal 2002. This term loan is secured by certain machinery and equipment, including the Company's new production equipment.

In October 2000, the Company obtained a $1.5 million short-term bridge loan from SouthTrust Bank, N.A. which is secured by the pledge of one million shares of the Company's common stock owned by the Company's President. Interest on this note is at the prime rate (4.25% at December 31, 2002). The loan is being paid down by monthly principal payments of $50,000 plus interest. In a letter agreement dated September 27, 2002, the bank deferred the four principal payments, due in June 2002 through September 2002, until the maturity of the note. The note matures in October 2003. The balance outstanding on this note as of December 31, 2002 was $750,000. In consideration of his pledge, the Company granted Mr. Morini stock options to acquire 343,125 shares of Common Stock at an exercise price of $3.88 per share. These options expire on December 15, 2010.

The term loan and the short-term bridge loan from SouthTrust Bank, N.A. contain certain financial and operating covenants. The Company was in violation of all financial covenants at March 31, 2002. On June 27, 2002, the Company received a waiver for the year ended March 31, 2002 and for all future periods through July 1, 2003. On February 13, 2003, the Company received a waiver for all future periods through March 31, 2004.

In March 2002, Angelo Morini, the Company's President, loaned $330,000 to the Company in order for it to pay down certain notes payable that were coming due. This loan bears interest at prime (4.25% at December 31, 2002) and is due on or before June 15, 2006.

On June 26, 2002, the Company signed a $550,000 promissory note with Excalibur Limited Partnership, one of the holders of the Company's Series A Preferred Stock. In consideration of the note, the Company issued Excalibur Limited Partnership a warrant to purchase 30,000 shares of Common Stock, which are exercisable until June 26, 2007 at a price equal to $5.50 per share. This note was non-interest bearing assuming that it was repaid on or before July 26, 2002. This note was secured by 250,000 shares of Common Stock owned by the Angelo S. Morini, the Company's President. In consideration of his pledge, the Company granted Mr. Morini stock options to acquire 289,940 shares of Common Stock at an exercise price of $5.17 (110% of market) per share. These options expire on July 1, 2007. On June 26, 2002, the Company received loan proceeds in the amount of $500,000 in cash from Excalibur Limited Partnership. The additional $50,000 was retained by Excalibur Limited Partnership as payment for consulting fees due to Excalibur Limited Partnership in accordance with a consulting agreement entered into on June 26, 2002, which expired December 31, 2002. This note was paid in full on June 28, 2002 from proceeds derived from the issuance of common stock to Stonestreet Limited Partnership as discussed below.

On August 15, 2002,  the Company signed a $347,475  promissory  note with Target
Container, Inc. in satisfaction of its accounts payable obligation to this vendor. This note bears interest at 7% per annum and is due in twelve equal monthly installments of $30,066. The balance outstanding on this note as of December 31, 2002 was $234,334.

Equity Financing
On April 6, 2001, the Company issued to BH Capital Investments, L.P. and Excalibur Limited Partnership, in accordance with an exemption from registration under Regulation D promulgated under the Securities Act of 1933, as amended ("Regulation D"), (i) an aggregate of 72,646 shares of the Company's Series A convertible preferred stock, $0.01 par value (the "Series A Preferred Stock"), and (ii) warrants to purchase shares of the Common Stock, at an aggregate sales price of approximately $3,082,000. The Series A Preferred Stock is subject to certain designations, preferences and rights set forth in the Company's Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock, including the right to convert such shares into shares of Common Stock at any time, at a current conversion rate (subject to appropriate adjustment for stock splits, stock dividends, recapitalizations and other events) equal to the quotient of:

     o $48.18, plus all accrued dividends that are then unpaid for each share of Series A Preferred Stock then held by the holder,

     divided by,

     o the lesser of (x) $4.08 or (y) 95% of the average of the two lowest closing bid prices on the American Stock Exchange of the Common Stock out of the fifteen trading days immediately prior to conversion.

In no case, however, shall any holder of Series A Preferred Stock be permitted to convert Series A Preferred Stock in an amount that would cause such holder to beneficially own at any given time, in the aggregate, such number of shares of common stock which would exceed 9.99% of the aggregate outstanding shares of common stock, unless such holder waives such restriction upon not less than 61 days prior notice to the Company. The number of shares issuable upon conversion of the Series A Preferred Stock will vary depending upon the closing bid prices of the Company's common stock on the AMEX.

On December 26, 2002, Excalibur Limited Partnership and BH Capital Investments, L.P. converted 10,378 and 4,884 shares of Series A Preferred Stock, respectively, plus accrued dividends, into 424,950 and 199,986 shares of common stock, respectively. The conversion rate was $1.3633 based on 95% of the average of the two lowest closing bid prices on AMEX for the fifteen trading days immediately prior to conversion.

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

In accordance with Section 4(2) of the Securities Act of 1933, as amended, and pursuant to a Food Service Brokerage Agreement dated June 25, 2002, the Company issued 140,273 shares of Common Stock for $4.08 per share on September 9, 2002 to certain food brokers in consideration for prior services rendered valued at $572,310.

In accordance with Section 4(2) of the Securities Act of 1933, as amended, and pursuant to a Securities Purchase Agreement dated August 27, 2002, the Company issued 65,404 shares of Common Stock for $4.08 per share in settlement of an outstanding payable to Hart Design and Manufacturing, Inc. in the amount of $266,848.

The Company's ability to continue as a going concern depends upon successfully obtaining sufficient financing to pay down or replace the FINOVA debts due in July 2003. In the event the Company cannot extend the loans, or raise the capital to pay off or replace the debt in July 2003, FINOVA Capital and FINOVA Mezzanine could exercise their respective rights under their loan documents to, among other things, declare a default under the loans and pursue foreclosure of the Company's assets which are pledged as collateral for such loans. In the event that FINOVA exercises their right to pursue foreclosure, then SouthTrust has the ability to do the same based on a cross-default provision in their loan agreement. The Company is seeking to obtain the necessary funds through its positive cash flows from operating activities, equity financing, and/or refinancing with FINOVA or a substitute lender. There are no assurances, however, that such financing, if available will be at a price that will not cause substantial dilution to the Company's shareholders. If the Company is not able to generate sufficient cash through its operating and financing activities in fiscal 2003, it will not be able to pay its debts in a timely manner. However, the Company, with direct involvement from key new board and management members, is currently discussing terms with several independent parties to provide the funds required to replace FINOVA Capital as the Company's primary asset-based lender and to pay off the debt to FINOVA Mezzanine.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The interest on the Company's debt to FINOVA Capital Corporation and SouthTrust Bank N.A. is floating and based on the prevailing market interest rates. For market-based debt, interest rate changes generally do not affect the market value of the debt but do impact future interest expense and hence earnings and cash flows, assuming other factors remain unchanged. A theoretical 1% change in market rates in effect on December 31, 2002 with respect to the Company's anticipated debt as of such date would increase interest expense and hence reduce net income of the Company by approximately $34,000 per quarter.

The Company's fiscal 2002 and 2001 sales denominated in a currency other than U.S. dollars were less than 5% of total sales and no net assets were maintained in a functional currency other than U. S. dollars at December 31, 2002 and 2001. The effects of changes in foreign currency exchange rates has not historically been significant to the Company's operations or net assets.

ITEM 4. CONTROLS AND PROCEDURES

Within ninety (90) days prior to the filing of this report, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO"), and the Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures to insure that the Company records, processes, summarizes and reports in a timely and effective manner the information required to be disclosed in reports filed with or submitted to the Securities and Exchange Commission. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective in timely bringing to their attention material information related to the Company required to be included in the Company's periodic Securities and Exchange Commission filings. Since the date of this evaluation, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect those controls.

                           PART II. OTHER INFORMATION
                         GALAXY NUTRITIONAL FOODS, INC.

ITEM 1.  LEGAL PROCEEDINGS

On May 17, 2002, Schreiber Foods, Inc. of Green Bay Wisconsin filed a lawsuit against the Company in the federal district court for the Eastern District of Wisconsin ("Wisconsin lawsuit"), being Case No. 02-C-0498, alleging various acts of patent infringement. The Complaint alleges that the Company's machines for wrapping of individual cheese slices, manufactured by Kustner Industries, S.A. of Switzerland, known as models KE and KD, and the Company's machines for producing individually wrapped slices manufactured by Hart Design Mfg., Inc. of Green Bay, Wisconsin, infringe unspecified claims of U.S. Patents Nos. 5,440,860, 5,701,724 and 6,085,680. Additionally, the Complaint refers to U.S. Patent No. 5,112,632, but it does not explicitly allege infringement of that patent. Because the case is in the earliest stages, there has not yet been an opportunity to determine whether Schreiber Foods intends to pursue allegations of infringement of the 5,112,632 Patent against the Company. Schreiber Foods is seeking a preliminary and permanent injunction prohibiting the Company from further infringing acts and is also seeking damages in the nature of either lost profits or reasonable royalties. The Company initially challenged Schreiber's claim that it had sufficient rights in the patents in suit to permit it to bring the lawsuit in Wisconsin. After preliminary investigation of the matter, the Company has chosen to withdraw its challenge and to await the discovery of additional information on the subject.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

In accordance with Section 4(2) of the Securities Act of 1933, as amended, and pursuant to a Food Service Brokerage Agreement dated June 25, 2002, the Company issued 141,221 shares of common stock for $4.08 per share on September 9, 2002 to certain food brokers in consideration for prior services rendered valued at $576,179. In the quarter ended December 31, 2002, one of the grantees returned 948 shares valued at $3,869 leaving a net amount of 140,273 shares issued at a value of $572,310.

On December 26, 2002, Excalibur Limited Partnership and BH Capital Investments, L.P. converted 10,378 and 4,884 shares of Series A Preferred Stock, respectively, plus accrued dividends, into 424,950 and 199,986 shares of common stock, respectively. The conversion rate was $1.3633 based on 95% of the average of the two lowest closing bid prices on AMEX for the fifteen trading days immediately prior to conversion.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

NONE


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE


ITEM 5.  OTHER INFORMATION

NONE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

The following exhibits are filed as part of this Form 10-Q.

EXHIBIT NO     EXHIBIT DESCRIPTION

3.1 Certificate of Amendment of Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on December 23, 2002 (Filed Herewith.)

3.2 Restated Certificate of Incorporation of the Company as filed with the Secretary of State of the State of Delaware on December 23, 2002 (Filed Herewith.)

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

*10.25 Letter from SouthTrust Bank, N.A. dated September 27, 2002 regarding principal deferment on $10,000,000 Promissory Note (Filed as Exhibit 10.25 on Form 10-Q for the fiscal quarter ended September 30, 2002, and incorporated herein by reference.)

*10.26 Letter from SouthTrust Bank, N.A. dated September 27, 2002 regarding principal deferment on $1,500,000 Promissory Note (Filed as Exhibit 10.26 on Form 10-Q for the fiscal quarter ended September 30, 2002, and incorporated herein by reference.)

10.27 Waiver Letter from SouthTrust Bank, N.A. dated February 13, 2003 (Filed herewith.)

*10.30 Promissory Note payable to Angelo S. Morini dated March 28, 2002 (Filed as Exhibit 10.30 on Form 10-Q for the fiscal quarter ended September 30, 2002, and incorporated herein by reference.)

*10.31 Promissory Note payable to Target Container, Inc. dated August 15, 2002 (Filed as Exhibit 10.31 on Form 10-Q for the fiscal quarter ended September 30, 2002, and incorporated herein by reference.)

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

10.44 Amended and Restated employment agreement between the Company and Angelo S. Morini dated June 15, 1999 (Filed herewith.)

10.45 Loan Agreement between the Company and Angelo S. Morini dated June 15, 1999 (Filed herewith.)

10.46 Promissory Note from Angelo S. Morini dated June 15, 1999 (Filed herewith.)

10.47 Stock Pledge Agreement between the Company and Angelo S. Morini dated June 15, 1999 (Filed herewith.)

10.48 First Amendment to Loan Agreement and Stock Pledge Agreement between the Company and Angelo S. Morini dated December 16, 2002 (Filed herewith.)

10.49 Stock Option Agreement between the Company and Angelo S. Morini dated June 15, 1999 (Filed herewith.)

10.50          Special  Services  Agreement  between  the  Company and Angelo S.
               Morini dated December 4, 2002 (Filed herewith.)

99.1 Certification of the Company's Chief Executive Officer dated February 14, 2003 (Filed herewith.)

99.2 Certification of the Company's Chief Financial Officer dated February 14, 2003 (Filed herewith.)


*              Previously Filed

REPORTS ON FORM 8-K
-------------------

There was one report on Form 8-K dated December 17, 2002 whereby the Company disclosed that Angelo S. Morini resigned from his position with Galaxy Nutritional Foods ("the Company") as Chief Executive Officer, but will continue to remain as President of the Company. Christopher J. New, the Company's Chief Operating Officer, then assumed the role and responsibilities of the Company's Chief Executive Officer. In addition, the Company disclosed that it increased the number of Board members to six and then elected four new members, including Charles L. Jarvie, Michael H. Jordan, Thomas R. Dykman, and David H. Lipka, and simultaneously accepted the resignations of Marshall K. Luther and Douglas A.Walsh, who resigned in order to pursue other opportunities. Charles L. Jarvie assumed the role as the Chairman of the Board, Angelo S. Morini assumed the role as Vice-Chairman of the Board, and Thomas R. Dykman assumed the role as Chairman of the Audit Committee. On December 18, 2002, the Board increased the size to seven and appointed Christopher J. New as a director. There were no other reports on Form 8-K filed during the three months ended December 31, 2002.

                                   SIGNATURES
                                   ----------

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        GALAXY NUTRITIONAL FOODS, INC.


Date: February 14, 2003                 /s/ Christopher J. New
                                        -----------------------------
                                        Christopher J. New
                                        Chief Executive Officer
                                        (Principal Executive Officer)


Date: February 14, 2003                 /s/ Salvatore J. Furnari
                                        -----------------------------
                                        Salvatore J. Furnari
                                        Chief Financial Officer
                                        (Principal Financial Officer)

I, Christopher J. New, certify that:

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


                           /s/ Christopher J. New
                           ----------------------------
                           Christopher J. New
                           Chief Executive Officer
                           February 14, 2003

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c.   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation to the registrant's auditors and the audit committee of registrant's board of directors:

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors and material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                               /s/ Salvatore J. Furnari
                               ----------------------------
                               Salvatore J. Furnari
                               Chief Financial Officer
                               February 14, 2003