Form 10-K
period 2003-03-31
GALAXY NUTRITIONAL FOODS CO
filed 2003-07-15
CIK 819527

________________________________________________________________________________

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                 ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 2003

                           COMMISSION FILE NO. 1-15345

                         GALAXY NUTRITIONAL FOODS, INC.
             (Exact name of registrant as specified in its charter)

           DELAWARE                                              25-1391475
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

            2441 VISCOUNT ROW
            ORLANDO, FLORIDA                                        32809
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code:  (407) 855-5500

Securities registered under Section 12(b) of the Exchange Act:  NONE

Securities registered under Section 12(g) of the Exchange Act:

COMMON STOCK, PAR VALUE $.01 PER SHARE           AMERICAN STOCK EXCHANGE
           (Title of Class)               (Name of exchange on which registered)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if a disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

The aggregate market value of the voting common equity held by non-affiliates as of September 30, 2002 (the last business day of the registrant's most recently completed second fiscal quarter) was $20,177,131 based on the average of the high and low sales price of such common equity of $3.10 per share on such date.

As of July 11, 2003, the number of shares outstanding of registrant's common stock, $0.01 par value per share, was 15,152,878.

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

                                     PART I

FORWARD LOOKING STATEMENTS

THIS FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS. THESE STATEMENTS RELATE TO FUTURE EVENTS OR THE COMPANY'S FUTURE FINANCIAL PERFORMANCE. THESE FORWARD-LOOKING STATEMENTS ARE BASED ON THE COMPANY'S CURRENT EXPECTATIONS, ESTIMATES AND PROJECTIONS ABOUT ITS INDUSTRY, MANAGEMENT'S BELIEFS AND CERTAIN ASSUMPTIONS MADE BY THE COMPANY. WORDS SUCH AS "ANTICIPATES," "EXPECTS," "INTENDS," "PLANS," "BELIEVES," "SEEKS," "ESTIMATES" AND VARIATIONS OF THESE WORDS OR SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS THAT ARE DIFFICULT TO PREDICT. THEREFORE, ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE EXPRESSED OR FORECASTED IN ANY FORWARD-LOOKING STATEMENTS AS A RESULT OF A VARIETY OF FACTORS, INCLUDING THOSE SET FORTH IN "RISK FACTORS" AND ELSEWHERE IN, OR INCORPORATED BY REFERENCE INTO, THIS FORM 10-K. THE COMPANY UNDERTAKES NO
OBLIGATION TO UPDATE PUBLICLY ANY FORWARD-LOOKING STATEMENTS FOR ANY REASON, EVEN IF NEW INFORMATION BECOMES AVAILABLE OR OTHER EVENTS OCCUR IN THE FUTURE.

ITEM 1.  DESCRIPTION OF BUSINESS.

GENERAL

Galaxy Nutritional Foods, Inc. (the "Company") is principally engaged in developing, manufacturing and marketing a variety of healthy cheese and dairy related products, as well as other cheese alternatives, and is a leading producer of dairy alternative products made with soy. The Company was founded by Angelo S. Morini in 1972. In 1980, the Company's original name of Fiesta Foods & Galaxy Foods was changed to Galaxy Cheese Company with headquarters in New Castle, Pennsylvania. The Company was subsequently reincorporated in Delaware in 1987. In June 1992, the Company changed its name to Galaxy Foods Company. In November 2000, the Company again changed its name to Galaxy Nutritional Foods, Inc. to more clearly define itself in the healthy nutritional foods market, one of the fastest growing sectors in the food industry.

In June 1991, the Company relocated to Orlando, Florida and began production and shipment of its products directly from its Orlando plant to customers in each of the Company's two principal markets--retail stores, such as supermarket chains and health food stores; and food service operations, such as restaurant chains, cafeterias, hospitals and schools.

The Company's sales effort is primarily directed to retailers, to take advantage of what it perceives to be an increased consumer emphasis on nutrition, by offering a diverse line of low and no fat, no saturated fat, no trans-fats, low and no cholesterol, no lactose cheese and dairy-related products. These include individually wrapped cheese slices, shredded cheeses, grated toppings, cheese crumbles, butter, milk, yogurt, smoothies, chunk cheeses, deli cheeses, string cheese and soft cheeses like sour cream, cream cheese and cheese sauces.

The Company also manufactures and markets non-branded and private label process and blended cheese products, as well as branded, organic soy-based, rice-based and non-dairy cheese products. Most of these products are made using the Company's formulas and processes, which are believed to be proprietary, and the Company's state-of-the-art manufacturing equipment.

The Company's strategy for the future is to continue its marketing efforts primarily in the retail market to capitalize on the continuing interest among consumers in eating more nutritious natural foods, which will help reduce their cholesterol levels and saturated fat intake. The Company believes that one of the leading contributors of cholesterol and saturated fat in the American diet is conventional cheese. By providing good tasting cheese alternatives in diverse forms and flavors, the Company believes it will be able to attract an increasing number of worldwide consumers interested in improving their health and changing to more nutritious eating habits. The Company intends to broaden this strategy for the future by creating a more widely accepted and broader appealing line of great tasting, healthy dairy related products.

DEVELOPMENT OF BUSINESS

In the past seven years, the Company has developed several new product lines for the retail and foodservice markets. In retail, the Company developed a unique marketing strategy for its complete product line of plant-based dairy
alternatives,   called  Veggie  Nature's  Alternative  to  Milk(R).  While  most companies sell dairy products through supermarket dairy cases, the Company adopted a marketing strategy whereby its Veggie plant-based dairy alternatives are sold mostly in produce cases of supermarkets nationwide. In produce, they are sold next to other nutritious natural products, which allows the target market to locate the products much more easily instead of being sold in the dairy cases of supermarkets where the target market may not look.

In health food stores, the Company significantly expanded its existing product lines and introduced several new line extensions over the past few years. These product line extensions also are plant-based dairy alternatives and are made from either soy or rice. The Company believes its vegan (non-dairy) product line is the most extensive in the world. With the addition of natural food sections to most supermarkets, the Company also markets these products to the mass market. In the past, these products were only sold to the health food industry.

In the past few years, the Company began offering these plant-based dairy alternatives to the foodservice market. Prior to doing this, the Company primarily sold only conventional-type products to foodservice.

In order to expand the Company's then-current product lines and introduce new product lines, the Company purchased several new manufacturing machines since introducing Veggie Nature's Alternative to Milk(R) products in 1996. The plant is now capable of producing approximately 111 million pounds of cheese slices, approximately 51 million pounds of shredded cheese and approximately 23 million pounds of soft cheeses and smoothie products on an annual basis.

The Company also expanded its warehousing facilities to accommodate the increase in plant productivity and to operate more efficiently. This facility consists of 85,000 square feet of which approximately 33,000 square feet is refrigerated space including freezers. The new facility gives the Company's shipping department the ability to efficiently handle the shipping of over six million pounds of product per week. The warehouse has eight dry loading docks and a refrigerated staging area with sixteen loading docks.

PRODUCTS AND SERVICES

The Company's healthy cheese and dairy related products, sold under the Company's brand names such as Veggie Nature's Alternative to Milk(R), Veggie Slices(R), Veggie Milk(TM), Soyco(R), Soymage(R), Wholesome Valley(R), Rice Slice(TM), Veggy Singles(R), Lite Bakery(R), and Veggie Lite Bakery(TM) , are low or no fat, low or no cholesterol, no saturated fat, and lactose (milk sugar) free, vitamin and mineral enriched, and contain one-third fewer calories and more calcium than conventional cheese. These healthy cheese and dairy related products mirror the flavor, appearance and texture of conventional cheeses and products that use conventional cheeses, and are nutritionally equal or superior to such cheeses and products. Some of the Company's cheese alternatives, which are marketed for their lower price points and not for their nutritious components are not nutritionally equivalent or superior to conventional cheeses.

VEGGIE NATURE'S ALTERNATIVE TO MILK(R)- COMPLETE LINE OF HEALTHY DAIRY ALTERNATIVES - The Company's flagship brand has a complete line of nutritious dairy alternative products made with soy. All Veggie products are low in fat, contain less calories, and are saturated fat, cholesterol and lactose free. The Veggie product line includes Veggie Slices(R), Veggie Chunks, Veggie Shreds, Veggie Cream Cheese, Veggie Sour Cream, Veggie Butter, Veggie Honey Butter, Veggie Grated Toppings, Veggie Milk, Veggie Milk Bars, Veggie Ice Cream, Veggie Yogurt, Veggie String Cheese, Veggie Deli Products and Ultra Smoothie(TM) made with Tropicana(R) Juices.

DAIRY FREE - SOYMAGE(R) VEGAN DAIRY ALTERNATIVES - Soymage(R) products were developed for health food and specialty stores. These products are intended for consumers who are allergic to dairy products, such as milk protein, or who are practicing a Vegan lifestyle. The Soymage(R) Vegan line is completely dairy free, contains no animal fats and has no casein (skim milk protein). The Soymage(R) Vegan product line includes: cheese slices, grated toppings, chunk cheeses, sour cream, cream cheese and cheese sauce alternatives. The Company believes that its Soymage(R) line is the largest and most comprehensive vegan line in the world.

SOY FREE - SOY FREE DAIRY ALTERNATIVES MADE WITH RICE -- The Company has developed a dairy free alternative product line made with organic brown rice. This product is low in fat, cholesterol free, lactose free, soy free and is fortified with essential vitamins and minerals. Additionally, this product is formulated for people with soy allergy or who are just looking for alternatives for conventional dairy products. The Rice product line includes individual slices, shreds, chunks, grated toppings, cream cheese, sour cream, butter and yogurt.

VEGGY - SOY NUTRITIOUS - SOY DAIRY ALTERNATIVES - These Veggy products offer the taste of cheese, are available in many forms, and are made from soy. They are low in fat or fat free, and are lactose, cholesterol and saturated fat free. The Veggy product line comes in several flavors and is available in individual slices (Veggy Singles(R)), grated toppings and chunks. These products are distributed to natural foods stores and produced specifically to meet the discriminating taste and nutritional demands of the specialized nutritional foods market.

WHOLESOME VALLEY(R) ORGANIC - PRODUCTS MADE FROM ORGANIC MILK - These products are processed cheese foods made from organic milk, contain up to 50% less fat than regular processed cheese food, contain no artificial ingredients, no rBST hormone or antibiotics and are an excellent source of calcium and protein. The farmland, cows and feed are free from pesticides, antibiotics, growth hormones and chemicals.

PROCESSED CHEESE PRODUCTS - GALAXY SANDWICH SLICES(TM) AND TOPPINGS - These products are low in cholesterol and serve as an alternative to conventional dairy cheeses. They are not nutritionally equivalent or superior to conventional cheeses and may have more cholesterol than the Company's branded cheeses. These products include a variety of sandwich slices and shredded cheeses, including shredded taco and pizza toppings, and a cheddar cheese sauce. They are marketed as a lower cost alternative to conventional dairy cheeses.

LITE BAKERY(R) - VEGGIE LITE BAKERY(R) - The Company has developed a collection of over 50 recipes using the Company's soy based bakery ingredients. The Company's soy based bakery powder can be used to develop finished products or can be sold as an ingredient to be used in other foods. The Company's Lite Bakery(R) mix is fat free, low or reduced fat, cholesterol free and lactose free.

VEGGIE CAFE(TM) - The Company's Veggie Cafe(TM) concept requires a few feet of space and takes the form of kiosks, counters or carts. This concept was designed for colleges, universities food courts, student unions and high school cafeterias. The Veggie Cafe(TM) concept serves a full line of healthy offerings such as pizza, wraps, salads, baked goods, desserts and beverages created from the Company's plant and protein based products and ingredients. This Company is currently working on developing the signage for displays that will promote this concept in food service outlets.

VEGGIE CULINARY SCHOOL - The Company's Veggie Culinary School provides an educational culinary resource for chefs, dietitians, nutritionists, restaurateurs and the general public to incorporate innovative nutraceutical food products into their entrees. Classes are designed to increase understanding of the relationship between food and disease, benefits of incorporating functional foods into a diet, and nutritional basics. The school is recognized and accredited by the American Dietetic Association, the American Culinary Institute and Valencia Community College.

The Company's only branded product line, which accounts for more than 10% of the Company's gross sales for the fiscal year ended March 31, 2003, is the Veggie Nature's Alternative to Milk(R) line of products. This line of products contributed approximately sixty-one percent (61%), fifty-six percent (56%), and fifty-four percent (54%) of revenues for the fiscal years ended March 31, 2003, 2002 and 2001, respectively. The Company's non-branded imitation, private label and Sandwich Slice business contributed approximately twenty-one (21%), twenty-nine percent (29%), and thirty-three percent (33%) of gross sales for the fiscal years ended March 31, 2003, 2002 and 2001, respectively.

The characteristics of the Company's products vary according to the specific requirements of individual customers within each market. In the retail market, the Company's products are formulated to meet the health concerns of today's consumers. In the food service markets, the Company's products are made according to the customer's specifications as to color, texture, shred, melt, cohesiveness, stretch, browning, fat retention, protein, vitamin and mineral content, and cost parameters. The Company's products are manufactured in various forms, such as individual slices, grated, shredded, salad toppings, deli loaves, and multi-pound blocks and are available in several flavors, including, but not limited to mozzarella, pepper-jack, cheddar, American, parmesan and Swiss.

MARKETS

The Company's products are sold primarily to two commercial markets: retail (conventional grocery stores, mass merchandisers, natural foods and club stores) and food service (restaurants, cafeterias, hospitals and schools).

In the retail market, where the Company believes taste and nutrition generally outweighs price considerations, the Company markets its Veggie Nature's Alternative to Milk(R) and Soyco(R) products at prices generally comparable to or higher than the prices of conventional cheeses. In this market, the Company sells directly to retail establishments, including national and regional supermarket chains, and to distributors that sell and deliver to retail establishments.

In the food service market, the Company markets its more expensive premium products to customers who place importance on taste and nutrition and its less expensive branded, non-branded and private label substitute and conventional-type cheese products to customers whose primary consideration is cost. The food service products are primarily sold to distributors who supply food to restaurants, cafeterias, hospitals, and schools. The Company also markets its products directly to large national restaurant chains.

The following chart sets forth the percentage of gross sales that the retail and food service markets represented for the fiscal years ended March 31, 2003, 2002 and 2001:

                               PERCENTAGE OF SALES
                          FISCAL YEARS ENDED MARCH 31,

CATEGORY                           2003      2002      2001
-----------------------------------------------------------
Retail sales                        87%       83%       82%
Food service sales                  13%       17%       18%

DISTRIBUTION CHANNELS AND METHODS

The Company currently distributes all of its products by common carrier and customer pick-up. The Company ships all its products from its shipping, warehouse and cooler facilities in Orlando, Florida. In order to distribute to its Canadian customers quickly and efficiently, the Company stores and distributes products through a public storage facility in Canada. The Company maintains a certain stock level at this facility and pays the Canadian facility a processing fee for its services.

MANUFACTURING PROCESS

Most of the Company's products are made using the Company's formulas, processes and manufacturing equipment, from four principal ingredients: casein, a pure skim milk protein (instead of liquid milk which is used to make conventional cheeses); soybean and canola oil; water; and natural flavorings. The Company's Soymage(R) products are also made using the Company's formulas, processes and manufacturing equipment from these principal ingredients, except that Soymage(R) does not contain casein. All of these products are produced at a temperature above that required for pasteurization. The Company's original formulas and processes were designed and developed by the Company's Founder and President, Angelo S. Morini. Mr. Morini has assigned the rights to these formulas, processes and equipment to the Company. Unlike the conventional cheese manufacturing process, the production of the Company's products does not require the costly and time-consuming use of bacteria to curdle milk, nor does it require removal of whey or product curing.

QUALITY CONTROL

Throughout the production process, the Company subjects its products to stringent quality control inspections in order to satisfy federal and state regulations for good manufacturing procedures, meet customer specifications, and assure consistent product quality. A sample of each production run is tested for various characteristics including taste, color, acidity (Ph), melt, stretch, percentage fat, and microorganisms, such as pathogens, total bacterial count, yeast, mold, and coliform. Random samples are also regularly sent to an independent laboratory to test for bacteria and other microorganisms.

CAPITAL EXPENDITURES

During the fiscal years ended March 31, 2003, 2002 and 2001, the Company's capital expenditures, including capitalized leases, were approximately $309,000, $1,705,000, and $10,887,000, respectively. This included capitalized interest of $826,725 during the fiscal year ended March 31, 2001. The substantial capital expenditures for the fiscal year ended March 31, 2001 were the result of the Company's acquisition of manufacturing equipment and installation of several new production lines at its manufacturing facility in Orlando, Florida. These new lines included two new slice lines, a new chunk cheese line, a cup line, a string cheese line and a shred line.

SALES AND MARKETING

In the retail market, the Company markets its healthy products to supermarkets, health food stores and club stores. The Company believes its healthy products appeal to a wide range of consumers interested in lower fat, lower cholesterol, lactose free products and other health-promoting aspects of these products and that the retail market for its products will continue to expand. These products are sold through distributors and directly to customers by in-house and territory sales managers and a nationwide network of non-exclusive commission brokers. The Company uses conventional marketing and public relations techniques for market introductions such as promotional allowances, coupons, in-store consumer sampling, print advertising and television.

In the food service market, the Company promotes its healthy Veggie Nature's Alternative to Milk(R) and formagg(R) cheese products as well as lower cost cheese alternatives. In marketing its Veggie and formagg(R) line of products to food service customers, the Company emphasizes that its products taste like conventional cheese and have no or low fat, low or no cholesterol, no lactose and more calcium than conventional cheeses. The Company also promotes its food service products on the basis of their considerably longer shelf life and microbiologically safer profile than conventional cheeses. The Company sells directly to food distributors and other customers in the food service market, as well as utilizing its in-house staff, territory managers and nationwide network of non-exclusive commission brokers to sell the Company's products.

PRODUCT DEVELOPMENT

The Company conducts ongoing research to improve product quality on key strategic product lines, develop new varieties of cheese, dessert products and dairy related products, in addition to developing new flavors and customized formulations for existing products. For the fiscal years ended March 31, 2003, 2002 and 2001, expenditures for product development were $232,552, $261,972, and $265,949, respectively. None of the research and development costs are directly borne by any particular customer or group of customers, instead they are considered part of operating expenses.

Currently, the Company has a licensing arrangement with Tropicana(R) that enables the Company to manufacture, distribute and market its Ultra Smoothie(TM) product in a co-branding relationship by combining the Company's Ultra Smoothie(TM) package with Tropicana's logo ie. "made with Tropicana(R) Juices." This product is currently being tested regionally in grocery stores and nationally in the natural foods retail outlets. The Company anticipates rollouts of the Ultra Smoothie(TM) in the food service market to commence in its third quarter of the fiscal year to end March 31, 2004.

SUPPLIERS

The Company purchases the ingredients used in its manufacturing operations, i.e., casein, vegetable proteins and oils, enzymes and other ingredients, from several sources, and it believes that all of these ingredients are readily available from numerous suppliers. Due to more cost effective conditions in other countries, suppliers from such countries are often able to supply casein at prices lower than domestic suppliers. Accordingly, the Company currently purchases its major ingredient, casein, from foreign suppliers. Because casein purchased by the Company is imported, its availability is subject to a variety of factors, including federal import regulations. During the later part of the fiscal year ended March 31, 2001, casein prices significantly increased as a result of "Mad Cow" and "foot and mouth" disease epidemics in Europe. The Company's increased costs for casein in the third and fourth quarters of the fiscal year ended March 31, 2001 and throughout the fiscal year ended March 31, 2002 had an adverse impact on the Company's results of operations for such fiscal years. In fiscal 2003, the cost of casein returned to levels comparable to those prior to the occurrence of the above events.

For the fiscal years ended March 31, 2003, 2002 and 2001, the Company purchased approximately $7,911,000, $8,975,000, and $9,127,000, respectively, of casein, the principal raw material used to manufacture the Company's products. The following table sets forth the name of each supplier along with the percentage they supplied of casein which either alone, or together with their affiliates, provided 5% or more casein to the Company, based on dollar volume purchased.

                                                                       PERCENT OF CASEIN PURCHASES
                                                                       FISCAL YEAR ENDED MARCH 31,
TYPE OF RAW MATERIAL                 NAME OF SUPPLIER                2003        2002          2001
---------------------------------------------------------------------------------------------------
Casein                 Lactalis f/n/a Besnier-Scerma U.S.A.           24%         36%           12%
                       Glanbia f/n/a Avonmore Food Products           36%         18%           30%
                       Irish Dairy Board                              22%         20%           21%
                       Eurial Poitouraine/Euro Proteins               18%         10%           12%
                       JLS Foods International                        --           7%            6%
                       Kerry Ingredients                              --          --            10%

TRADEMARKS AND PATENTS

The Company owns several registered and unregistered trademarks, which are used in the marketing and sale of the Company's products. The registered trademarks are generally in effect for ten years from the date of the initial registration, and may be renewed for successive ten-year periods thereafter. The following table sets forth the registered and unregistered trademarks of the Company, the country in which the mark is filed, and the renewal date for such mark:

MARK                                               COUNTRY            RENEWAL DATE
---------------------------------------------------------------------------------------
Formagg(R)                                         Canada             March 1, 2015
                                                   France             June 6, 2004
                                                   Greece             October 3, 2004
                                                   Ireland            April 25, 2005
                                                   Israel             December 16, 2007
                                                   Japan              August 31, 2004
                                                   United Kingdom     April 25, 2005
                                                   United States      April 3, 2004
G(R)and Design                                     United States      February 1, 2010
Galaxy Nutritional Foods(R)                        United States      April 9, 2012
                                                   United States      June 11, 2012
Labella's(R)& Design                               United States      October 9, 2004
Lite Bakery(R)                                     United States      October 7, 2007
The Lite Bakery(R)& Design                         United States      October 21, 2007
Lite "n" Less(R)& Design                           United States      April 18, 2010
Pizza and Dessert that Doesn't Hurt(R)             United States      September 15, 2008
Soyco(R)                                           Australia          November 12, 2011
                                                   United States      January 12, 2013
Soyco(R)& Design                                   United States      August 17, 2003
Soymage(R)                                         United States      January 5, 2013
Veggie Nature's Alternative to Milk(R)             United States      December 17, 2012
Veggie Nature's Alternative to Milk(R)& Design     Australia          November 12, 2011
Veggie Slices(R)                                   Australia          November 12, 2011
                                                   United States      October 29, 2012
Veggie Slices(R)& Design                           Japan              February 21, 2013
Veggie Slices Nature's Alternative to
   Cheese(R)& Design                               Japan              February 21, 2013
Veggy Singles(R)                                   United States      June 3, 2007
Wholesome Valley(R)                                United States      February 1, 2010

Currently, the Company has a licensing arrangement with Tropicana(R) that enables the Company to manufacture, distribute and market its Ultra Smoothie(TM) product in a co-branding relationship by combining the Company's Ultra Smoothie(TM) package with Tropicana's logo ie. "made with Tropicana(R) Juices." It does not give Tropicana(R) the rights to the Ultra Smoothie(TM) trademark nor the Company the rights to Tropicana(R) trademarks. The arrangement is set to expire in May 2005 unless renewed by Tropicana(R).

Trademarks include registered brand names, logos, symbols, or copyright used to identify the Company's products or services. As such, this prevents other manufacturers from using any words or symbols for which the Company holds the trademark. This is important as it helps provide competitive insulation around the Company's products in the marketplace and enables consumers to identify with one particular brand or another. The Company will continue to market its trademarks in order to increase brand awareness for its products in order to improve demand and margin.

Although the Company believes that its formulas and processes are proprietary, the Company has not sought and does not intend to seek patent protection for such technology. In not seeking patent protection, the Company is instead relying on the complexity of its technology, on trade secrecy laws, and on employee confidentiality agreements. The Company believes that its technology has been independently developed and does not infringe on the patents or trade secrets of others. However, please see Item 3. "Legal Proceedings" of this Form 10-K regarding a suit alleging various acts of patent infringement by the Company.

INVENTORY SUPPLY

During the fiscal year ended March 31, 2002, the Company reduced the number of items it manufactures on a regular basis from 400 to 200. In fiscal 2003, the Company further reduced its core item base to 135 items that are in line with the Company's strategy of higher margin or higher volume products. As a result of this change in production policy and the desire to create more inventory turns during the year, the Company reduced its inventory levels from $10,774,540 at March 31, 2001 to $5,748,652 at March 31, 2002 and then to $5,294,500 at
March 31, 2003.

CUSTOMERS

The Company sells to customers throughout the United States and direct to 14 other countries. Revenues derived from foreign countries account for less than 5% of gross sales for the fiscal years ended March 31, 2003, 2002 and 2001. The Company has no long-term assets located outside of the United States.

For the fiscal years ended March 31, 2003, 2002 and 2001, the Company had net sales of $40,008,769, $42,927,104, and $45,085,937, respectively. The following table sets forth the name of each customer of the Company, which either alone, or together with its affiliates, accounted for 5% or more of the Company's sales for the fiscal years ended March 31, 2003, 2002, and 2001:

                               PERCENTAGE OF SALES
                           FISCAL YEAR ENDED MARCH 31,

CUSTOMER NAME                    2003      2002      2001
---------------------------------------------------------
DPI Food Products                8.2%      6.1%       *
Kroger                           6.1%      5.9%       *
Publix                           6.5%      5.0%       *
United Natural Foods             6.8%      5.7%       *

* Less than 5% of sales for the stated fiscal year.

The majority of the Company's customers are required to make payment on goods within 30 days of invoicing. The Company's credit department makes calls on payments that are 10 to 15 days past due and then puts accounts on credit hold if they have not made arrangements for those payments that are 30 to 45 days past due.

The Company  provides a  guarantee  of sale to many of its retail  customers  in natural food stores, conventional grocery stores and mass merchandising industry. If the product is not sold during its shelf life, the Company will allow a credit for the unsold merchandise. Since the shelf life of the Company's products range from 6 months to one year, the Company historically averages less than 2% in credits for unsold product.

COMPETITION

The food industry is highly competitive, and the Company faces substantial competition in the manufacturing, marketing and sale of its products. In the retail cheese market, the Company competes with conventional cheeses, including "Lite" and "low fat", and low or no cholesterol or lactose products produced by manufacturers of conventional cheeses. "Lite" cheese generally has lower fat content than regular cheese but still contains cholesterol and lactose, unlike the Company's Veggie Nature's Alternative to Milk(R) and Soyco(R) brand product lines, which are soy nutritious, contain no cholesterol and are lactose free. In the food service markets, the Company's substitute and imitation cheese products compete with other substitute and imitation cheese products, as well as with conventional cheeses.

The Company believes that its primary competition in its niche market are small companies such as Tree of Life, White Wave, Tofutti Brands, Inc. ("Tofutti"), Yves, a subsidiary of Hain Celestial Group, and Melissa's. Tree of Life is a
wholly owned subsidiary of Koninklijke Wessanen, NV, a multinational manufacturer of dairy, natural and specialty foods and cereals. Like the Company's products, Tree of Life's Soya Kaas, Yves and Melissa's dairy alternatives are sold in mainstream supermarkets. White Wave is a private company that primarily markets soy milk to the retail markets (Grocery and Natural Foods stores). Tofutti (AMEX:TOF) is a public company that offers a wide range of soy based products including alternative cheese slices, sour creams, cream cheese and frozen pizza made with alternative cheeses to the retail markets (primarily Grocery).

The Company also competes with larger national and regional manufacturers of conventional and imitation cheeses, such as Kraft (which produces products under the Kraft Free(R) label), Borden's, and ConAgra (which produces products under the Healthy Choice(R) label). Each of these competitors is well established and has substantially greater marketing, financial and human resources than the Company. However, management believes its products are nutritionally superior, strategically marketed, and positioned to a slightly different consumer base versus the healthy cheese items offered by larger cheese manufacturers.

The Company believes that it has the most complete line of alternative dairy products in the industry and that its competitors' current products do not have all of the healthy characteristics that the Company's branded products are fortified and possess soy-based ingredients, low and no fat, low or no cholesterol, no saturated fat, no lactose, no artificial colorings or flavorings. The Company further believes that it is superior to the competition in its niche in the most important competitive factors, which are taste, nutritional value, product appearance, and breadth and depth of product line.

The Company also believes that its vertically integrated operations provide it with a cost advantage over its smaller competitors because it has the ability to maintain quality and efficiency at every level, from purchasing to manufacturing to shipping to merchandising. Furthermore, the Company believes the breadth and depth of its product line has made it difficult for its smaller competitors to have a significant impact on the Company's market share in the alternative cheese category. For the 52-week period ended March 29, 2003, the Company's branded products held an 87.4% share of the alternative cheese sale market in mainstream supermarkets according to Information Resources, Inc. Per SPINS report for the 2002 calendar year, the Company holds a 49.3% share of the packaged organic cheese alternative market in natural products supermarkets. Information Resources, Inc. and SPINS are scanner based syndicated data services that collect weekly consumption data by product at the retail store level. This data includes but is not limited to dollar sales, market share, price points, distribution, and merchandising for most consumer products.

GOVERNMENT REGULATION

As a manufacturer of food products for human consumption, the Company is subject to extensive regulation by federal, state and local governmental authorities regarding the quality, purity, manufacturing, distribution and labeling of food products.

The Company's United States product labels are subject to regulation by the United States Food and Drug Administration ("FDA"). Such regulation includes standards for product descriptions, nutritional claims, label format, minimum type sizes, content and location of nutritional information panels, nutritional comparisons, and ingredient content panels. The Company's labels, ingredients, and manufacturing techniques and facilities are subject to inspection by the FDA. In May 1994, the United States enacted a new labeling law, which dramatically impacted the food industry as a whole. The regulations require specific details of ingredients and their components along with nutritional information on labels. The Company believes this mandatory disclosure has enhanced the marketability of the Company's products and has resulted in increased sales of the Company's products because the new labels make it easier for consumers to recognize the nutritional benefits of the Company's products compared to other products.

The Company's facility and manufacturing processes are subject to inspection by the Florida Department of Agriculture and Consumer Services. The Company received its Annual Food Permit from that bureau for 2003.

The Company believes that it is in material compliance with all applicable governmental regulations regarding its current products and has obtained the necessary government permits, licenses, qualifications, and approvals, which are required for its operations.

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

EMPLOYEES

As of July 11, 2003, the Company had a total of 165 full-time employees and 3 temporary employees. All personnel are employed directly by the Company. The Company is an affirmative action employer providing equal employment opportunity to all applicants. The Company considers its relations with employees to be satisfactory. No employee is a member of a trade union.

ITEM 2.  DESCRIPTION OF PROPERTY.

The Company occupies two facilities, close in proximity, approximating a total of 140,000 square feet of industrial property in Orlando, Florida. The Company's corporate headquarters occupies approximately 55,000 square feet and is comprised of approximately 8,500 square feet in office space, approximately 31,500 square feet of dock-height, air-conditioned manufacturing space and coolers of approximately 15,000 square feet, which are situated on 2.4 acres of a 5.2 acre site in an industrial park. The Company entered into a lease agreement for the corporate headquarters with Anco Company, a Florida general partnership, on November 13, 1991. The lease was renewed for a 5-year period in November 1996 and again in November 2001. The lease expires in November 2006, unless renewed pursuant to terms mutually agreeable to the Company and the landlord. The Company has a right of first refusal to purchase or lease the remaining 2.8 acres upon 20 days notice to the landlord in the event that the landlord elects to sell or lease such remaining land. The lease is a "triple net" lease, which means that the Company is responsible for all taxes, insurance, maintenance and repair of the facilities, in addition to rental payments. The monthly base rent through the stated expiration of the lease is $28,173.

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

ITEM 3.  LEGAL PROCEEDINGS.

On May 17, 2002, Schreiber Foods, Inc. of Green Bay, Wisconsin, filed a lawsuit against the Company in the federal district court for the Eastern District of Wisconsin ("Wisconsin lawsuit"), being Case No. 02-C-0498, alleging various acts of patent infringement. The Complaint alleges that the Company's machines for wrapping of individual cheese slices, manufactured by Kustner Industries, S.A. of Switzerland, known as models KE and KD, and the Company's machines for producing individually wrapped slices manufactured by Hart Design Mfg., Inc. of Green Bay, Wisconsin, infringe certain claims of U.S. Patents Nos. 5,112,632, 5,440,860, 5,701,724 and 6,085,680. Schreiber Foods is seeking a preliminary and permanent injunction prohibiting the Company from further infringing acts and is also seeking damages in the nature of either lost profits or reasonable royalties. Schreiber Foods has not specified the amount of money damages it plans to seek at the time of trial; however, preliminary discussions between the parties lead the Company to conclude that the amount requested will be at least several million dollars, and will be based roughly on a cents-per-pound of product formula.

The '860 and '724 Patents--and the Kustner machines for producing individually wrapped slices--were the subject of a lawsuit commenced by Schreiber in 1997 against Beatrice Foods and others in the Eastern District of Wisconsin, being Case No. 97-CV-11. Schreiber alleges that the machines that were at issue in that case are similar to the Kustner machines in use by the Company. In the 1997 lawsuit, the matter was tried to a jury, which found the Kustner machines to infringe and awarded Schreiber $26 million in a verdict of August 25, 1998. On March 30, 2000, however, the judge reversed that verdict, entered a finding of no infringement on the part of Beatrice, and dismissed the case. Schreiber appealed that order to the Court of Appeals for the Federal Circuit, which entered its judgment on appeal on February 27, 2002. The appeals court reversed the action of the trial court, found that substantial evidence supported the jury's finding of infringement, and ordered the jury verdict reinstated. However, the Company understands that a motion to rescind the verdict and judgment is currently pending. Schreiber has also commenced a similar action against Borden, Inc., and others, in March 2002, but no result has yet been reached in that case.

Several years prior to the filing of the lawsuit against the Company, the Company modified its Kustner machines. The two Hart Design machines were modified by the manufacturer from the standard Hart Design configuration and were delivered to the Company as modified. The Company believes that the modifications to the machines take them even further outside the ambit of the Schreiber patents at issue.

As well, the Company has, through legal counsel, advised the Court of the scope it believes should be given to the claims at issue in the lawsuit (as part of the so-called Markman briefing process). Schreiber has taken a different view of the claims. The Court has scheduled a hearing on the issue for August 4, 2003; the result of that hearing is expected to narrow the issues of the case.

The Company and Schreiber recently participated in a Court-sponsored mediation of claims that did not result in a settlement agreement. Based upon the failure of the mediation process to resolve the matter, the Company has requested the formal opinion of patent counsel with regard to the merits of Schreiber's patent and Schreiber's claims of infringement. Patent counsel has advised that, in his opinion, the patent claim interpretation being asserted by the Company in the Markman briefing process is the correct one, and that the Company's machines do not infringe the patent claims if that claim interpretation is adopted by the Court. Of course, the Court's ruling on the pending claim interpretation issues may affect those conclusions.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 31, 2003.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information
------------------
Since August 1999, the Company's common stock, $.01 par value per share, has been traded on the American Stock Exchange ("AMEX") under the symbol "GXY". There is no established public trading market for the Company's Series A Convertible Preferred Stock, $0.01 par value per share. The following table sets forth the high and low closing sales prices for each quarter for the Company's common stock as reported on AMEX during the fiscal years ended March 31, 2003 and 2002:

Period                              High Closing Sales Price    Low Closing Sales Price
---------------------------------------------------------------------------------------
2003 Fiscal Year, quarter ended:
    June 30, 2002                             $5.48                      $4.74
    September 30, 2002                        $4.70                      $2.90
    December 31, 2002                         $2.90                      $1.50
    March 31, 2003                            $2.15                      $1.55

2002 Fiscal Year, quarter ended:
    June 30, 2001                             $5.75                      $4.40
    September 30, 2001                        $6.75                      $4.98
    December 31, 2001                         $6.10                      $5.30
    March 31, 2002                            $5.99                      $4.90


Holders
-------
On July 11, 2003, there were 653 shareholders of the Company's common stock of record and 2 holders of the Company's Series A convertible preferred stock of record.

Dividends
---------
The Company has not paid any dividends with respect to the Company's common stock and does not expect to pay dividends on its common stock in the foreseeable future. It is the present policy of the Company's Board of Directors to retain future earnings to finance the growth and development of the Company's business. Any future dividends will be declared at the discretion of the Board of Directors and will depend, among other things, upon the financial condition, capital requirements, earnings and liquidity of the Company. The Company's Restated Certificate of Incorporation provides that before any dividend is declared or paid, the Company must secure the consent of the holders of at least 60% of the then-outstanding shares of the Series A Convertible preferred stock. Additionally, the Company's credit facilities with Textron Financial Corporation and SouthTrust Bank require the Company to obtain the approval of such financial institutions prior to declaring or paying any dividends. See Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of the Company's current capital position.

Securities Authorized for Issuance under Equity Compensation Plans
------------------------------------------------------------------
Please see the section titled "Equity Compensation Plan Information" in Item 12 in Part III of this Form 10-K.

Recent Sales of Unregistered Securities
---------------------------------------
On April 24, 2003, the Company and the holders of the Series A convertible preferred stock entered into that certain Stock Purchase Option Agreement, whereby the Company was granted the option to purchase all of the shares of the Series A convertible preferred stock owned by such holders at the time the purchase is consummated. The option may be exercised by the Company or its assigns at any time until the earlier of five days after the date of the Company's next annual shareholders meeting or September 30, 2003. Pursuant to such agreement, the holders of the Series A convertible preferred stock also agreed to extend the Company's deadline to hold a shareholders meeting to September 30, 2003. The deadline to hold a shareholders meeting arose when BH Capital Investments, L.P. and Excalibur
Limited Partnership, as holders of a majority of the shares of the Company's Series A convertible preferred stock, exercised their right under their Series A convertible preferred stock and Warrants Purchase Agreement to require the Company to solicit the approval of its shareholders for the Company's issuance of all of the shares of common stock potentially issuable upon conversion of the Series A convertible preferred stock in full and the exercise of their warrants. This right arose when the number of shares of common stock they are entitled to receive, assuming conversion of the all of the Series A convertible preferred stock and the exercise of their warrants, exceeded 15% of the Company's then-outstanding shares of common stock. In exchange for the option and the extension of the annual meeting date, the Company issued to each of BH Capital Investments, L.P. and Excalibur Limited Partnership warrants to purchase 250,000 shares of the Company's common stock. These warrants are exercisable until July 15, 2006 at an exercise price equal to $2.00 per share, which price was greater than the market value of our common stock on April 24, 2003. The Company agreed to register the shares underlying the warrants by no later than December 31, 2003.

On April 10, 2003, Mr. Frederick A. DeLuca entered into a credit arrangement with the Company pursuant to which Mr. DeLuca would purchase for the Company raw materials in an aggregate amount not to exceed $500,000. The amounts paid for the purchased materials, plus interest at the rate of 15% per annum on such amounts, were paid in full and the credit arrangement terminated as of June 27, 2003. In consideration of the credit arrangement, the Company issued to Mr. DeLuca a warrant to purchase 100,000 shares of the Company's common stock at an exercise price of $1.70.

Pursuant to the Company's Restated Certificate of Incorporation, the warrant issued to Mr. DeLuca caused the maximum conversion price of the Series A convertible preferred stock to decrease to $1.75, such that the conversion rate of the Series A convertible preferred stock to common stock is currently equal to the quotient of (i) $48.18, plus all accrued dividends that are then unpaid for each share of the Series A convertible preferred stock then held by the holder, divided by (ii) the lesser of (x) $1.75 or (y) 95% of the average of the two lowest closing bid prices of the common stock on the American Stock Exchange out of the fifteen trading days immediately prior to conversion.

Pursuant to seven Securities Purchase Agreements dated May 21, 2003, the Company sold and issued a total of 2,138,891 shares of its common stock at a price per share equal to $1.80 for aggregate gross proceeds to the Company of $3,850,000. The purchase price of the shares was $1.80 per share. Pursuant to a Registration Rights Agreement dated May 21, 2003, the Company has agreed to register the shares of common stock purchased by the investors with the Securities and Exchange Commission no later than November 24, 2003. Sales to individual investors were as follows:

Investor                              Shares Purchased     Total Purchase Price
--------                              ----------------     --------------------
Frederick A. DeLuca                         555,556            $ 1,000,000
David H. Lipka                               55,556            $   100,000
Ruggieri of Windermere Family
  Limited Partnership                        83,333            $   150,000
Ruggieri Financial Pension Plan              55,556            $   100,000
Fromageries Bel S.A.                      1,111,112            $ 2,000,000
Apollo Capital Management Group             138,889            $   250,000
Apollo MicroCap Partners, L.P.              138,889            $   250,000
                                          ---------            -----------
  Total                                   2,138,891            $ 3,850,000
                                          =========            ===========

ITEM 6.  SELECTED FINANCIAL DATA.

                           FISCAL YEAR ENDED MARCH 31,

                                        2003             2002             2001             2000            1999
Net sales                           $ 40,008,769     $ 42,927,104     $ 45,085,937     $ 41,911,295    $ 29,484,834
Income (loss) before taxes             1,034,128      (15,499,152)      (5,939,334)       2,420,560       1,351,367
Income (loss) before cumulative
  effect of change in accounting
  policy                               1,034,128      (17,059,152)      (5,699,334)       3,629,891       1,291,367
Net income (loss) available to
  common shareholders                   (601,077)     (19,147,995)      (6,485,763)       3,629,891       1,291,367
Net income (loss) per common
  share before cumulative effect
  of change in accounting policy
  - basic                                  (0.05)           (1.81)           (0.61)            0.40            0.14
Net income (loss) per common
  share - basic                            (0.05)           (1.81)           (0.69)            0.40            0.14
Net income (loss) per common
  share before cumulative effect
  of change in accounting policy
  - diluted                                (0.05)           (1.81)           (0.61)            0.39            0.14
Net income (loss) per common
  share - diluted                          (0.05)           (1.81)           (0.69)            0.39            0.14
Total assets                          33,402,063       36,247,550       48,083,126       36,450,393      24,476,912
Long-term debt                        10,170,195       12,511,461       14,720,875        7,261,706       3,178,991
Redeemable Convertible Preferred
  Stock                                2,324,671        2,156,311               --               --              --

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

The Company records revenue upon shipment of products to its customers and there is reasonable assurance of collection on the sale. It provides credit terms to customers usually based on net 30 days. The Company performs ongoing credit evaluations of its accounts receivable and makes reserves for anticipated future credits that will be issued to its customers for promotions, discounts, spoils, etc., based on historical experience. In addition, the Company evaluates the accounts for potential uncollectible amounts. The reserve for accounts receivable is then adjusted to reflect these estimates. At March 31, 2003 and 2002, the Company had reserved approximately $487,000 and $678,000, respectively, for known and anticipated future credits and doubtful accounts. The Company utilizes a detailed customer invoice promotion settlement process to methodically predict, track, manage, and resolve invoicing issues.

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

Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock Based Compensation", requires the Company to provide pro-forma information regarding net income (loss) and earnings (loss) per share amounts as if compensation cost for the Company's employee and director stock options had been determined in accordance with the fair market value-based method prescribed in SFAS No. 123. The Company estimates the fair value of each stock option at the grant date by using a Black-Scholes option-pricing model. The following assumptions were used for options issued during the periods:

     Year Ended                 March 31, 2003   March 31, 2002   March 31, 2001
                                --------------   --------------   --------------
     Dividend Yield                  None             None             None
     Volatility                   37% to 44%           38%              46%
     Risk Free Interest Rate    1.71% to 5.03%        4.75%       4.42% to 5.69%
     Expected Lives in Months      60 to 120           120              120

NEW ACCOUNTING PRONOUNCEMENTS

In July 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The application of the requirements of SFAS 146 did not have any impact on the Company's financial position or result of operations.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock Based Compensation--Transition and Disclosure--an Amendment to SFAS 123." SFAS 148 provides two additional transition methods for entities that adopt the preferable method of accounting for stock based compensation. Further, the statement requires disclosure of comparable information for all companies regardless of whether, when, or how an entity adopts the preferable, fair value based method of accounting. These disclosures are now required for interim periods in addition to the traditional annual disclosure. The amendments to SFAS 123, which provides for additional transition methods, are effective for fiscal years ending after December 15, 2002, although earlier application is permitted. The amendments to the disclosure requirements are required for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The Company adopted the disclosure provisions of SFAS No. 148 during the fiscal year ended March 31, 2003. The Company has not yet determined in what manner or when it will adopt the fair value methodology of SFAS 148.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." The Statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. Many of such instruments were previously classified as equity. The statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities. The Statement is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance of the date of the Statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. Management believes that the adoption of this Statement will not have a significant impact on the financial position, results of operations or cash flows of the Company.

In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," which clarifies disclosure and recognition/measurement requirements related to certain guarantees. The disclosure requirements are effective for financial statements issued after December 15, 2002 and the recognition/measurement requirements are effective on a prospective basis for guarantees issued or modified after December 31, 2002. The application of the requirements of FIN 45 did not have any impact on the Company's financial position or result of operations.

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities." FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is applicable immediately for variable interest entities created after January 31, 2003. For variable interest entities created prior to January 31, 2003, the provisions of FIN 46 are applicable no later than July 1, 2003. The Company has not identified any variable interest entities and does not expect FIN 46 to have any effect on its consolidated financial statements.

RECENT DEVELOPMENTS

On April 1, 2003, C. Anthony Wainwright was appointed to the Board of Directors to fill the vacancy created when Michael H. Jordan resigned to accept an appointment as the chairman and chief executive officer of Electronic Data Systems Corporation. Mr. Jordan agreed to cancel his options to acquire 200,000 shares of common stock upon his resignation. The Company granted to Mr. Wainwright options to acquire 200,000 shares of common stock at an exercise price of $2.17.

On May 2, 2003, the Company voted to expand the number of members of the Board of Directors to eight and, effective May 30, 2003, appointed Patrice M.A. Videlier as a director.

In May 2003, the Company issued 2,138,891 shares of its common stock for aggregate gross proceeds of $3,850,000. Additionally, SouthTrust Bank extended the Company an additional term loan in the principal amount of $2,000,000. The proceeds from these transactions were used to repay the Company's $4,000,000 mezzanine loan from FINOVA Mezzanine Capital, Inc. Simultaneous with the closing of the equity raise and SouthTrust loan, the Company obtained a revolving credit facility from Textron Financial Corporation in the maximum principal amount of $7,500,000. This credit facility replaced the Company's asset-based credit facility with FINOVA Capital Corporation, which was outstanding as of March 31, 2003 and due to be paid by July 1, 2003.

RESULTS OF OPERATIONS

As a result of the large cash outlays related to a large plant expansion, delays in new product shipment, and a sales mix skewed toward lower margin imitation and private label items in the fiscal year ended March 31, 2001 ("fiscal 2001"), the Company experienced shortfalls in cash that affected nearly every aspect of its operations in the fiscal year ended March 31, 2002 ("fiscal 2002"). This cash constraint on purchasing ingredients forced the Company to eliminate significant amounts of business at the key account level in order to achieve sustainable and adequate case fill and order fill levels. In the fiscal March 31, 2003 ("fiscal 2003"), the Company has achieved positive cash flow levels through efficiencies in production, purchase discounts, realignment of the sales mix toward branded items, reduction in overall number of items being sold and inventoried, improved customer fulfillment levels, new terms of sale, new customer invoice promotion settlement processes, new trade spending strategies and additional cost reductions through rigorous management. All excess cash has been invested into operations to improve the Company's operations and financial position.

FISCAL 2003 AS COMPARED TO FISCAL 2002
--------------------------------------

SALES for the fiscal year ended March 31, 2003 decreased by 7% from the fiscal year ended March 31, 2002, reflecting the reduction of lower margin business during fiscal 2003. Sales in the fourth quarter of fiscal 2003 were $10,213,005 reflecting a 3% increase over fourth quarter sales in fiscal 2002 and a 5% increase from the sales in the third quarter of fiscal 2003. While the Company has experienced positive cash flows in fiscal 2003, it has used this cash to improve the balance sheet by paying down debt and payables rather than increasing inventory for sale. As a result of the constraints put on ingredient, packaging and finished goods availability, the Company made a strategic decision to downsize sales volume in an effort to increase its margins. The product mix shift to focus on higher-margin brand name products under the Veggie and Soyco(R) brands, required the Company to turn away certain private label and other lower margin, non-branded business. While both the customer and consumer demand (as measured by IRI Scan Data for Grocery stores and SPINS Scan Data for Natural Food stores) for the Company's products and private label business remains strong, sales growth was maintained at lower levels so that the Company can improve margins on its core items and grow profitably. The Company anticipates a decline in first quarter Fiscal 2004 sales due to the Company's continued strategic decision to focus first quarter selling efforts on higher margin branded products versus lower margin non-branded products that were still reflected in the Company's revenues in Fiscal 2003. The Company's Fiscal 2004 sales plan is heavily reliant upon new distribution of core Veggie and Soyco(R) items that will occur 90 days after the Company's financial restructuring as discussed above. Although the first quarter of Fiscal 2004 will show a decline in sales, the Company still expects to achieve double-digit top line growth for all Fiscal 2004 as compared to all Fiscal 2003.

COST OF GOODS SOLD ("COGS") were $28,080,188 representing 70% of net sales for the year ended March 31, 2003, compared with $35,276,362 or 82% of net sales for the year ended March 31, 2002. There was an overall decrease in costs of $7,196,174 in fiscal 2003 compared to fiscal 2002. This decrease in cost is primarily the result of several factors, including: (a) a 7% decrease in raw materials required for operations from the previous fiscal year (a decrease of $3 million) due to the 7% decrease in sales described above; (b) the completed installation of the new equipment which resulted in a substantial decrease in the number of production personnel late in fiscal 2002 and caused labor-related expenses to decrease by approximately $900,000 in fiscal 2003 as compared to fiscal 2002; (c) the non-recurrence of a $600,000 inventory write-off which occurred in fiscal 2002 due to the Company's decision to decrease its product mix to 200 core items that constituted nearly 98% of sales; and (d) a decrease in raw material costs due to improved vendor relations, lower raw material costs and purchase discounts.

Now that the equipment is fully operational, the labor crews are trained, ingredient and packaging supply is consistent, and fewer number of core items are being produced, based on specific sales forecasting, the

Company is experiencing longer production runs, and improved run rates with more, high-quality product produced per hour. This resulted in the Company's gross margin increasing from 18% in fiscal 2002 to 30% in fiscal 2003. The Company expects that with its increased efficiencies in labor, production and purchasing along with tight controls on product mix and individual item margins, it will continue to sustain its improved margins throughout fiscal 2004.

SELLING expenses decreased by $3,615,685 (42%) for the fiscal year ended March 31, 2003 compared with the same period in fiscal 2002. The Company decreased advertising and promotional expenses by approximately $155,000 and $2,101,000, respectively, in fiscal 2003 as compared to fiscal 2002. In fiscal 2002, more effort was directed to provide incentives to our direct customers for brand item purchases, in addition to discounts offered to maintain current relationships with brokers and customers. The Company also experienced a decrease of approximately $933,000 in brokerage and salary costs directly attributable to deployment of more focused, productive key account selling strategies and tactics and to the reduction in sales. The remainder of the decrease was caused by improved administrative efficiencies and a reduction in travel expenses. The Company expects that fiscal 2004 selling expenses will increase compared to fiscal 2003 expenses based on the Company's current plan for expanding distribution of strategic products, and advertising and promotional allowances that are focused towards specific customers.

DELIVERY expenses decreased 19% for the fiscal year ended March 31, 2003 compared with the same period in fiscal 2002. The decrease in delivery costs is due as result of the decrease in net sales and due to a diversification in shipping carriers resulting in lower prices per shipment.

NON-CASH COMPENSATION RELATED TO OPTIONS AND WARRANTS showed income of $2,906,762 and an expense of $2,373,662 for the years ended March 31, 2003 and 2002, respectively. The Financial Accounting Standards Board issued Interpretation No. 44 ("FIN 44"), which clarifies the application of APB Opinion 25 relating to the accounting consequences of various modifications to fixed stock options. FIN 44 states that when an option is repriced, it is treated as a variable option and is marked to market each quarter. Accordingly, any increase in the market price of the Company's common stock over the exercise price of the options, that was not previously recorded, is recorded as compensation expense at each reporting period. If there is a decrease in the market price of the Company's common stock compared to the prior reporting period, the reduction is recorded as compensation benefit. Compensation benefit is limited to the original base exercise price (the "floor") of the options. During fiscal 2003, the market price of the Company's common stock decreased from $5.43 at March 31, 2002 to $1.87 at March 31, 2003. In accordance with FIN 44, the underlying shares related to the $12,772,200 note receivable from Angelo S. Morini, the Company's President, are treated as variable due to the nature of the note being non-interest bearing and non-recourse. Therefore, the Company recorded a $3,060,000 decrease in the non-cash compensation based on the change in the market price of the Company's common stock from $5.43 to the floor of $4.38 (the average base exercise price of the shares). The Company also recorded a $153,238 expense related to the fair value of warrants issued for consulting services. Due to the volatility of the market price of its common stock, the Company is incapable of predicting whether this expense will increase or decrease in the future. A $0.01 increase or decrease in the Company's common stock price results in an expense or income, respectively, of $29,143.

On October 11, 2002 through unanimous consent of the Board of Directors, the Company repriced all outstanding options granted to employees prior to this date (4,284,108 shares at former prices ranging from $2.84 to $10.28) to the market price of $2.05 per share. In addition, the Company repriced the outstanding warrants held by current consultants prior to this date (291,429 shares at former prices ranging from $3.31 to $5.50) to the market price of $2.05 per share. This stock option repricing resulted in variable accounting treatment for these stock options beginning with the quarter ended December 31, 2002 until the related options have been cancelled, expired or exercised. On December 4, 2002, as a result of discussions and negotiations with certain major shareholders, the Company's President agreed to reverse the repricing of his 3,692,035 options for the purpose of improving shareholder value and lessening potential financial statement expense. Although the exercise prices of the options were reversed back to their original amounts, the

Company is still required to account for any outstanding options related to these reversed-repriced options and any new options issued to the Company's President prior to June 4, 2003 in accordance with variable accounting standards each quarter.

Variable accounting treatment will result in unpredictable stock-based compensation expense or income depending on fluctuations in quoted prices for the Company's common stock. The remaining variable options and warrants as of March 31, 2003 were 3,612,770 of which none were vested and "in-the-money" based on the Company's closing stock price of $1.87 on March 31, 2003. Therefore, there is no non-cash compensation expense recorded in fiscal 2003 related to these variable options and warrants. Assuming no further options or warrants are exercised or cancelled and all are vested, a $0.01 increase in the Company's stock price may result in a non-cash compensation expense of approximately $39,000.

GENERAL AND ADMINISTRATIVE ("G&A") expenses decreased $1,777,624 (33%) for the fiscal year ended March 31, 2003, as compared to fiscal 2002. The decrease was due to a $798,000 decrease in bad debt expense and a $162,000 decrease in personnel costs along with a general reduction in standard administrative expenses due to cost cutting measures implemented at the end of fiscal 2002. Additionally, fiscal 2002 expenses were higher than fiscal 2003 due to $547,000 in unused advertising trade credits that the Company wrote off in the fourth quarter of fiscal 2002.

RESEARCH AND DEVELOPMENT expenses decreased 11% for the fiscal year ended March 31, 2003 compared to fiscal 2002. The decrease resulted primarily from a reduction in personnel costs during fiscal 2003. The Company anticipates minimal increases to research and development in future periods mainly related to increasing personnel costs.

INTEREST expense decreased $670,876 (19%) from $3,594,091 in fiscal 2002 to $2,923,215 in fiscal 2003. On September 30, 1999, the Company entered into a
$4,000,000 subordinated note payable with FINOVA Mezzanine Capital, Inc. ("FINOVA Mezzanine"). During fiscal 2003, this debt bore interest at a rate of 15.5% and included an original issuance discount of $786,900, which was amortized as interest expense over the term of the debt until September 30, 2002. In connection with FINOVA Mezzanine's warrant exercise and transfer of 815,000 shares of the Company's common stock, the Company agreed to guarantee the price at which the shares were sold to the public at $4.41 per share. The actual price received by FINOVA Mezzanine was $3.25 per share and the difference of $945,400 was recorded as a debt discount and was amortized over the term until September 30, 2002. During the year ended March 31, 2003, interest expense decreased $205,000 because the above debt discounts were fully amortized. Additionally, interest expense decreased approximately $520,000 as a result of lower debt balances during fiscal 2003 compared to fiscal 2002. Loan fees amortized to interest expense increased approximately $54,000 during the year ended March 31, 2003 due to additional loan costs and the shortened loan periods. See "Debt Financing" below for further detail on the Company's outstanding debts and interest rates thereon.

INCOME TAX EXPENSE for the year ended March 31, 2002 was $1,560,000 compared to zero income tax for fiscal 2003. At March 31, 2001, the Company had recorded a deferred tax asset of $1,560,000, derived mainly from tax net operating losses incurred in prior years, which was expected to be realized in the future. This asset was written off during the fiscal year 2002 due to the uncertainty of the Company's ability to take advantage of the net operating loss carryforwards before they expire. As of March 31, 2003, the Company has approximately $36 million of net operating loss carryforwards that it may be able to use to offset future taxable income.

FISCAL 2002 AS COMPARED TO FISCAL 2001
--------------------------------------

SALES for the fiscal year ended March 31, 2002 decreased by 5% over the same period in 2001. This decrease in sales is attributed to unanticipated delays in the installation of additional production equipment, which caused the Company to experience significant shortages in product shipments against customer orders. Due to the significant reduction in cash flows in fiscal 2002 as described above, the Company experienced an inability to purchase raw materials, which resulted in an inability to fill orders and created short shipments to customers. The short shipments forced the Company to temporarily compensate its customers through incentives and additional rebates in efforts to maintain its shelf space in supermarkets. While demand for the Company's products continued to increase rapidly, sales growth was maintained at lower levels until the Company obtained the cash required to meet these demands.

COST OF GOODS SOLD ("COGS") as a percentage of sales were 82% for the fiscal year ended March 31, 2002 compared to 73% for the same period in fiscal 2001. The increase was primarily the result of four key factors: (a) the additional costs related to the operation of the new production lines, (b) an increase in raw material costs, (c) an inability to negotiate beneficial vendor terms, and
(d) a change in production focus. First, since the construction on the six new production lines was completed in early fiscal 2002, there are increased overhead costs in the operation of the new machines including additional utilities and depreciation. Depreciation expense in COGS increased by approximately $625,000 in the fiscal year ended March 31, 2002 compared to the same period in 2001. Second, due to a worldwide shortage of the Company's primary raw ingredient, casein, resulting from the outbreak of "Mad Cow" and "foot and mouth" disease epidemics in Europe, the price of casein increased by approximately 19% in the twelve months ended March 31, 2002 compared to the same period one year ago. In fiscal 2002, purchases of casein comprised 25.4% of the total cost of goods sold and the Company paid approximately $1,438,000 more due to the price increase. For fiscal 2001, purchases of casein comprised 27.8% of total cost of goods sold. The price of casein dropped during the first quarter of fiscal 2003, and the Company anticipates that this lower level pricing will continue throughout fiscal 2003. Third, due to the Company's cash shortage resulting from its use of cash to purchase and install new production equipment, and delays in implementing the new equipment, the Company's purchasing department was unable to purchase raw materials in sufficient quantities or to take advantage of beneficial terms for cash payment that has, in the past, created optimum pricing for raw materials and supplies and helped the Company reduce costs. The Company is working to establish more favorable terms with new and existing vendors for fiscal 2003. Finally, late in the second quarter of fiscal 2002, the Company changed its production focus by scaling back our product mix from 400 to 200 core items. These 200 core items make up nearly 98% of our sales. As a result of the change in focus, the Company has written off $1,181,000 in potential obsolete and slow moving inventory. In response to the additional efficiencies that the new equipment is now providing, the Company substantially decreased the number of production personnel late in fiscal 2002. This change caused labor-related expenses to decrease approximately $284,000 in fiscal 2002. Now that the equipment is fully operational and the labor crews are trained, the Company is seeing improved run rates with more product produced per hour. In addition, the Company is seeing raw material costs stabilize at more normal levels.

SELLING expenses decreased by approximately $377,000 (4%) for the fiscal year ended March 31, 2002 compared with the same period in fiscal 2001. In fiscal 2002, the Company decreased advertising expenses related to print, television and radio advertising by $1.8 million, but increased promotional discounts and credits issued to customers by $1.6 million as compared to the same period a year ago. During fiscal 2001, the Company was involved in an extensive advertising campaign to promote the flagship Veggie product line. This campaign included print, television, and radio advertising and focuses on key markets throughout the country where distribution of our products is widespread. The Company completed this extensive media campaign in 2001. In 2002, more effort was directed to provide incentives to our direct customers for brand item purchases, in addition to discounts offered to maintain current relationships with brokers and customers.

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

NON-CASH COMPENSATION RELATED TO OPTIONS AND WARRANTS increased nearly $1,257,000 (113%) for the fiscal year ended March 31, 2002 as compared to fiscal 2001. The change is the result of the adoption of Interpretation No. 44 ("FIN 44"). The Financial Accounting Standards Board issued FIN 44, which clarifies the application of APB Opinion 25 relating to the accounting consequences of various modifications to fixed stock options. FIN 44 covers specific events that occurred after December 15, 1998 and was effective as of July 2, 2000. FIN 44 clarified that when an option is repriced, it is treated as a variable option and is marked to market each quarter. Accordingly, any increase in the market price of the Company's common stock over the exercise price of the options, that was not previously recorded, is recorded as compensation expense at each reporting period. If there is a decrease in the market price of the Company's common stock compared to the prior reporting period, the reduction is recorded as compensation benefit. Compensation benefit is limited to the original base exercise price (the "floor") of the options. During fiscal 2002, the market price of the Company's common stock increased from $4.76 at March 31, 2001 to $5.43 at March 31, 2002 and the Company recorded a $1,960,000 increase in the non-cash compensation based on the increase in the market price of the Company's common stock. The Company also recorded a $413,662 expense related to the fair value of warrants issued for consulting services. For the fiscal year ended March 31, 2001, the Company recorded $1,100,000 of compensation expense to mark the options to market in accordance with variable accounting and a $16,444 expense related to the fair value of warrants issued for consulting services.

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

INTEREST expense increased 76% from $2,047,097 in fiscal 2001 to $3,594,091 in fiscal 2002. Approximately $154,000 of the increase was attributable to higher interest rates on the Company's line of credit as well as a subordinated note issued on September 30, 1999. The Company also paid $315,000 in additional waiver and extension fees in fiscal 2002. On September 30, 1999, the Company entered into a $4,000,000 subordinated note payable with FINOVA Mezzanine Capital, Inc. ("FINOVA Mezzanine"). This debt bore interest at a rate of 15.5% and includes an original issuance discount of $786,900, which was amortized as interest expense over the term of the debt. In connection with FINOVA Mezzanine's warrant exercise and transfer of 815,000 shares of the Company's common stock, the Company agreed to guarantee the price at which the shares were sold to the public at $4.41 per share. The actual price received by FINOVA Mezzanine was $3.25 per share and the difference of $945,400 was recorded as a debt discount and is being amortized over the remaining term of the subordinated note. During fiscal 2002 and 2001, $818,974 and $220,407, respectively, of the total debt discount of $1,732,300 was amortized to interest expense. As of March 31, 2002, the unamortized debt discount was $614,230 and the principal balance on the note was $4,000,000, resulting in a net balance shown of $3,385,770. In March 2000, the Company signed a $10 million term note payable with SouthTrust Bank. The balance of this note was $8,870,535 at March 31, 2002. In addition, during November 2000, the Company executed a $1.5 million bridge loan from SouthTrust Bank. The principal balance of this note was $1 million as of March 31, 2002. Interest on these notes is at the prime rate. For the year ended March 31, 2001, the Company capitalized $826,725 of interest into the construction costs of the new equipment.

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

SUMMARY OVERVIEW OF FISCAL 2002
The $19.1 million loss for fiscal year 2002 included approximately $5.4 million in accounts receivable and inventory write-downs, a non-cash compensation charge of approximately $2.4 million related to stock options, non-cash preferred stock dividends of approximately $2.1 million, a non-cash deferred income tax expense adjustment of $1.5 million, approximately $1 million in fixed asset disposals and unused trade credit write-offs, approximately $3.6 million in interest expense of which $818,974 was a non-cash charge related to debt discount, and depreciation and amortization expense of approximately $2.4 million.


LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES - For the fiscal year ended March 31, 2003, the Company received cash from operating activities of $1,175,875, which is an increase in cash of $4,904,364 over the previous fiscal year. The increase in cash from operations is primarily attributable to a net income of $1,034,128 (of which $162,501 related to non-cash activities) evidencing the improved gross margins and reduction in cash operating expenditures in fiscal 2003 along with further collections on accounts receivable and reductions in inventory levels. In fiscal 2002, the Company used a significant portion of its cash to decrease its amounts payable to vendors and to fund operating losses. During 2002, the Company had a net loss of $17,059,152 (of which $8,505,562 related to non-cash activities).

INVESTING ACTIVITIES - Net cash used in investing activities totaled $100,026 for the year ended March 31, 2003 compared to $138,476 for the same period ended March 31, 2002. The Company used cash of $214,003 and $140,277 to purchase equipment in fiscal 2003 and 2002, respectively. Additionally, the Company received $113,977 in cash due to a decrease in its deposits and other assets during fiscal 2003.

FINANCING ACTIVITIES - Net cash flows used in financing activities were $1,074,419 for the year ended March 31, 2003 compared to cash flows provided by financing activities of $3,866,633 for the same period ended March 31, 2002. During the first quarter of fiscal 2003, the Company received loan proceeds from Excalibur Limited Partnership in the amount of $500,000 in cash. The proceeds of which were used to pay down a portion of the Company's outstanding debt under its term loan from SouthTrust Bank. In addition, the Company raised $1,500,000 through the issuance of common stock to Stonestreet Limited Partnership (as further discussed below). These proceeds were used to pay off its term loan from Excalibur Limited Partnership and for working capital purposes. The Company used its cash from operating activities to reduce the balance of the Company's outstanding debt under its line of credit from FINOVA Capital and to pay down its term debt with SouthTrust Bank. During fiscal 2002, the Company received net proceeds of $8,832,372 in relation to issuance of common stock and Series A convertible preferred stock, as more fully discussed below. These proceeds were partially used for reductions under the line of credit from FINOVA Capital Corporation, and payments for the subordinated term loan from FINOVA Mezzanine Capital, Inc., and the term loan from SouthTrust Bank. The remaining proceeds were used to finance the Company's operating activities in fiscal 2002.

DEBT FINANCING
Effective May 30, 2003, the Company obtained from Textron Financial Corporation ("TFC") a revolving credit facility (the "TFC Loan") in the maximum principal amount of $7,500,000 pursuant to the terms and conditions of a Loan and Security Agreement dated May 27, 2003 (the "Loan Agreement"). The TFC Loan is secured by the Company's inventory, accounts receivable and all other assets. Generally, subject to the maximum principal amount which can be borrowed under the TFC Loan and certain reserves that must be maintained during the term of the TFC Loan, the amounts available under the TFC Loan for borrowing by the Company from time to time is equal to the sum of (i) up to eight-five percent (85%) of the net amount of its eligible accounts receivable plus (ii) up to sixty percent (60%) of the Company's eligible inventory not to exceed $3,500,000. Advances under the TFC Loan bear interest at a variable rate, adjusted on the first (1st) day of each month, equal to the prime rate plus one and three-quarter percent (1.75%) per annum calculated on the average cash borrowings for the preceding month. The TFC Loan matures and all amounts are due and payable in full on May 26, 2006. The TFC Loan replaced the Company's asset-based credit facility with FINOVA Capital Corporation. The principal amount outstanding on May 30, 2003, the date when the FINOVA Capital Corporation loan was repaid, was $4,254,667.

As of March 31, 2003, the Company had a line of credit with a maximum principal amount of $7.5 million from FINOVA Capital Corporation, the proceeds of which were for working capital purposes. The amount that the Company could borrow under the line of credit was based on a formula of up to 80% of eligible accounts receivable plus a certain percentage of eligible inventories not to exceed $3 million, as defined in the agreement. Pursuant to a certain Amendment and Limited Waiver to Security Agreement dated June 26, 2002, the inventory advance rate decreased by 1% per month beginning July 1, 2002 from a level of 50% at June 30, 2002 to 37% by the maturity date (41% at March 31, 2003). The line of credit was secured by all accounts receivable, inventory, machinery, equipment, trademarks and patents owned by the Company. Interest was payable monthly on the outstanding draws on the line of credit at a rate of prime plus four percent (8.25% at March 31, 2003). The outstanding principal balance of the line of credit as of March 31, 2003 was $4,939,894. The maturity date of line of credit was July 1, 2003, at which time the entire outstanding principal amount of the line of credit, and all accrued but unpaid interest thereon, was due and payable in full. This line of credit was paid in full as of May 30, 2003 by the new asset-based credit facility with TFC as discussed above.

On September 30, 1999, the Company obtained a $4 million subordinated loan from FINOVA Mezzanine to finance additional working capital and capital improvement needs. The Company received loan proceeds in the amount of $3,620,000 after paying loan costs of $380,000. Amounts outstanding under the loan were secured by a subordinated lien on substantially all of the Company's assets. A balloon payment of the entire principal amount of the loan, and all accrued but unpaid interest thereon, was due upon maturity in July 2003. During fiscal 2003, the interest rate applicable to the loan was 15.5%. In consideration of the loan, the Company issued to FINOVA Mezzanine a warrant to purchase 915,000 shares of the Company's common stock at an exercise price of $3.41 per share, which represented 80% of the fair value of the Company's stock on the date the warrant was issued. The warrant, valued at $786,900, was recorded as a debt discount and was amortized to interest expense from the date of issuance of the note to September 30, 2002, an original earlier maturity date of the note. In accordance with the warrant agreement, FINOVA Mezzanine received an additional 100,000 warrants at an exercise price of $3.41 per share on September 30, 2002 because the loan was still outstanding on this date. The Company recorded the fair value of the warrant of $76,000 in non-cash compensation related to options and warrants in fiscal 2003. As of March 31, 2003, the Company had an outstanding principal balance of $4,000,000 under this loan which was paid in full as of May 30, 2003 by the proceeds from the new loan from SouthTrust Bank and from the equity proceeds raised in the private placements in May 2003, as discussed below. In accordance with the warrant agreement on May 30, 2003, the exercise price on FINOVA Mezzanine's remaining 200,000 warrants was reduced to $1.80 per share based on the sales price of the Company's common stock in its private placements in May 2003. FINOVA Mezzanine exercised these warrants to purchase 200,000 shares of the Company's common stock on June 2, 2003. The Company received net proceeds of $119,000 after deduction for the $241,000 waiver fee discussed below.

On December 26, 2000, FINOVA Mezzanine exercised a portion of the warrant to purchase 815,000 shares of common stock at a price of $3.41 per share. The
Company received from the exercise of the warrant net proceeds of $2,452,329, after paying transaction costs of $326,822. In connection with this transaction, the Company agreed to reimburse FINOVA Mezzanine for brokerage commission and other expenses incurred by it, in connection with the sale of the 815,000 shares to the public, which were sold at a price of $3.25 per share. These costs and expenses were recorded as a reduction in the proceeds received from the exercise of the warrants. In addition, the Company agreed to guarantee the price ($4.41 per share) at which the shares would be sold to the public. The difference between the actual price received by FINOVA Mezzanine ($3.25) and the guaranteed price ($4.41) of $945,400 was recorded as a debt discount and was being amortized over the term of the subordinated note until September 30, 2002. The consideration for the difference between the exercise price of $3.41 and the guaranteed price of $4.41 was $815,000. During the years March 31, 2003 and 2002, $614,230 and $818,974, respectively, of the total debt discounts of $1,732,300 were amortized to interest expense.

The FINOVA line of credit and subordinated loans described above contained certain financial and operating covenants. In every quarter from March 31, 2001 to June 30, 2002, the Company was in violation of the minimum operational cash flow to contractual debt service ratio and the funded debt to EBITDA ratio. Each time FINOVA Capital and FINOVA Mezzanine granted waivers for the violations, but would not revise the covenants prior to June 2002. Pursuant to a certain Amendment and Limited Waiver to Security Agreement dated June 26, 2002, FINOVA Capital agreed to waive those violations for the fiscal year ended March 31, 2002 and the fiscal quarter ended June 30, 2002 and to amend such covenants for the fiscal quarters beginning July 1, 2002. In consideration of the waivers and covenant amendments, the Company agreed to pay a facility fee of $413,500, which was deemed fully earned on June 26, 2002. The facility fee was payable as follows: $172,500 is due and payable on the earliest of (a) $28,750 per month beginning January 2003, (b) the occurrence of an event of default, or (c) the date on which the Company repays either all of the obligations to FINOVA Capital under the Loan Agreement or any portion of the principal obligations to FINOVA Mezzanine under the FINOVA Mezzanine loan documents, with the balance of $241,000 due and payable only upon FINOVA Mezzanine's exercise of its remaining 100,000 warrants. The Company was in compliance with all amended covenants throughout the remainder of its loan period until the refinancing on May 30, 2003. By May 30, 2003, all costs and fees owed to FINOVA Capital and FINOVA Mezzanine were paid in full except for the $241,000 portion of the June 2002 waiver fee that was paid in June 2003 upon FINOVA Mezzanine's exercise of its warrants for the purchase of 200,000 shares of the Company's common stock.

In March 2000, the Company obtained a $10 million term loan from SouthTrust Bank. This note bore interest at prime rate (4.25% at March 31, 2003) and was due in monthly principal installments of $93,000 plus interest by March 2005. In a letter agreement dated September 27, 2002, the bank deferred the four principal payments, due in June 2002 through September 2002, until the maturity of the note. This note was used to pay off a prior term loan and to finance approximately $7.5 million in new equipment purchases to expand the Company's production capacity, including the new production equipment purchased and installed throughout fiscal 2001 and the beginning of fiscal 2002. The balance outstanding on this note as of March 31, 2003 was $8,247,010.

Simultaneously with the closing of the TFC Loan in May 2003, SouthTrust Bank extended the Company a new term loan in the principal amount of $2,000,000. This loan was consolidated with the Company's March 2000 term loan, which had a then outstanding principal balance of $8,131,985 for a total term loan amount of $10,131,985. The revised term loan bears interest at the rate of SouthTrust Bank's prime rate of interest plus 1%, and is due in increasing principal installments by June 2009. Each month the Company will pay the accrued interest on the loan plus principal amounts as follows: $75,000 from July 2003 to June 2004, $110,000 from July 2004 to June 2005, and $166,250 from July 2005 until maturity in June 2009. This note is secured by all of the Company's equipment and certain related assets. The proceeds of the new term loan, together with the proceeds from certain private placements conducted in May 2003, were used to repay the Company's $4,000,000 mezzanine loan from FINOVA Mezzanine.

In October 2000, the Company obtained a $1.5 million bridge loan from SouthTrust Bank, which is guaranteed by Mr. Angelo S. Morini, the Company's President, and secured by the pledge of one million shares of the Company's common stock owned by him. Interest on this note is at the prime rate (4.25% at March 31, 2003). The loan is being paid down by monthly principal payments of $50,000 plus interest. In a letter agreement dated September 27, 2002, the bank deferred the four principal payments, due in June 2002 through September 2002, until the maturity of the note. The balance outstanding on this note as of March 31, 2003 was $750,000. In May 2003, SouthTrust Bank also amended this loan to extend the maturity date from October 2003 to April 2004. Principal payments of $50,000 are due each month beginning June 1, 2003 until maturity. In consideration of his guaranty and stock pledge in respect to this loan, the Company granted Mr. Morini stock options to acquire 343,125 shares of common stock at an exercise price of $3.88 per share, which was equal to the fair value of the Company's common stock at the date of the grant. Such options shall expire on December 15, 2010.

In connection with the consolidations and extensions of the SouthTrust Bank loans described above, the Company issued a warrant to purchase 100,000 shares of the Company's common stock to SouthTrust Bank on May 29, 2003. The warrant is exercisable until June 1, 2009 at an exercise price of $1.97 per share.

The March 2000 term loan and the bridge loan from SouthTrust Bank contain certain financial and operating covenants. The Company was in violation of all financial covenants as of March 31, 2002. On June 27, 2002, the Company received a waiver for the year ended March 31, 2002 and for all future periods through July 1, 2003. On February 13, 2003, the Company received a waiver for all future periods through March 31, 2004. The revised loan agreements with SouthTrust Bank on May 30, 2003 revised all required financial and operating covenants and the Company is in compliance with these covenants.

In March 2002, Angelo Morini, the Company's President, loaned $330,000 to the Company in order for it to pay down certain notes payable that were coming due. This loan bears interest at prime (4.25% at March 31, 2003) and is due on or before June 15, 2006.

On June 26, 2002, the Company signed a $550,000 promissory note with Excalibur Limited Partnership, one of the holders of the Company's Series A convertible preferred stock. In consideration of the note, the Company issued Excalibur Limited Partnership a warrant to purchase 30,000 shares of the Company's common stock, which are exercisable until June 26, 2007 at a price equal to $5.50 per share. This note was non-interest bearing assuming that it was repaid on or before July 26, 2002. This note was secured by 250,000 shares of the Company's common stock owned by the Angelo S. Morini, the Company's President. In consideration of his pledge, the Company granted Mr. Morini stock options to acquire 289,940 shares of common stock at an exercise price of $5.17 (110% of market) per share. These options expire on July 1, 2007. On June 26, 2002, the Company received loan proceeds in the amount of $500,000 in cash from Excalibur Limited Partnership. The additional $50,000 was retained by Excalibur Limited Partnership as payment for consulting fees due to Excalibur Limited Partnership in accordance with a consulting agreement entered into on June 26, 2002, which expired December 31, 2002. This note was paid in full on June 28,

2002 from proceeds derived from the issuance of common stock to Stonestreet Limited Partnership as discussed below.

On August 15, 2002, the Company executed and delivered to Target Container, Inc. a $347,475 promissory note in satisfaction of its accounts payable obligation to this vendor. This note bears interest at 7% per annum and is due in twelve equal monthly installments of $30,066. The balance outstanding on this note as of March 31, 2003 was $147,734.

EQUITY FINANCING
On April 6, 2001, the Company issued to BH Capital Investments, L.P. and Excalibur Limited Partnership, in accordance with an exemption from registration under Regulation D promulgated under the Securities Act of 1933, as amended ("Regulation D"), (i) an aggregate of 72,646 shares of the Company's Series A convertible preferred stock, $0.01 par value (the "Series A convertible preferred stock"), and (ii) warrants to purchase shares of the common stock, at an aggregate sales price of approximately $3,082,000. The Series A convertible preferred stock is subject to certain designations, preferences and rights set forth in the Company's Restated Certificate of Incorporation, including the right to convert such shares into shares of common stock at any time, at a current conversion rate (subject to appropriate adjustment for stock splits, stock dividends, recapitalizations and other events) equal to the quotient of:

     o $48.18, plus all accrued dividends that are then unpaid for each share of the Series A convertible preferred stock then held by the holder,

          divided by,

     o the lesser of (x) $1.75 or (y) 95% of the average of the two lowest closing bid prices on the American Stock Exchange of the common stock out of the fifteen trading days immediately prior to conversion.

In no case, however, shall any holder of the Series A convertible preferred stock be permitted to convert the Series A convertible preferred stock in an amount that would cause such holder to beneficially own at any given time, in the aggregate, such number of shares of common stock which would exceed 9.99% of the aggregate outstanding shares of common stock, unless such holder waives such restriction upon not less than 61 days prior notice to the Company. The number of shares issuable upon conversion of the Series A convertible preferred stock will vary depending upon the closing bid prices of the Company's common stock on the AMEX.

In connection with the issuance of the Series A convertible preferred stock, the Company also granted to BH Capital Investments, L.P. and Excalibur Limited Partnership warrants to purchase an aggregate of 120,000 shares of Common Stock. The initial warrants were exercisable for a period of five years from April 6, 2001, at a per share exercise price of $5.30. Pursuant to a letter agreement dated October 5, 2001, the Company agreed to issue additional warrants to acquire 60,000 shares of its common stock at an exercise price of $5.86 per share to each of BH Capital Investments, L.P. and Excalibur Limited Partnership. In exchange for the warrants, BH Capital Investments, L.P. and Excalibur Limited Partnership agreed to provide us certain consulting services, including the introduction of potential customers in Canada. Subsequently, the Company agreed to reduce the per share exercise price on all the warrants to $2.67 in order to induce BH Capital Investments, L.P. and Excalibur Limited Partnership to exercise their warrants and to gain their required approval for a private placement. On January 17, 2002, BH Capital Investments, L.P. and Excalibur Limited Partnership exercised all 240,000 warrants for a total of $640,800.

On December 26, 2002, Excalibur Limited Partnership and BH Capital Investments, L.P. converted 10,378 and 4,884 shares of the Series A convertible preferred stock, respectively, plus accrued dividends, into 424,950 and 199,986 shares of common stock, respectively. The conversion price was $1.3633 based on

95% of the average of the two lowest closing bid prices on the AMEX for the fifteen trading days immediately prior to conversion. On June 3, 2003, BH Capital Investments, L.P. converted 1,500 shares of the Series A convertible preferred stock into 52,302 shares of common stock. The conversion price was $1.6483 based on 95% of the average of the two lowest closing bid prices on the AMEX for the fifteen trading days immediately prior to conversion.

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

On April 10, 2003, Mr. DeLuca entered into a credit arrangement with the Company pursuant to which Mr. DeLuca would purchase for the Company raw materials in an aggregate amount not to exceed $500,000. The amounts paid for the purchased materials, plus interest at the rate of 15% per annum on such amounts, were paid in full and the credit arrangement terminated as of June 27, 2003. In consideration of the credit arrangement, the Company issued to Mr. DeLuca a warrant to purchase 100,000 shares of the Company's common stock at an exercise price of $1.70.

Pursuant to the Company's Restated Certificate of Incorporation, the warrant issued to Mr. DeLuca caused the maximum conversion price of the Series A convertible preferred stock to decrease to $1.75, such that the conversion rate of the Series A convertible preferred stock to common stock is currently equal to the quotient of (i) $48.18, plus all accrued dividends that are then unpaid for each share of the Series A convertible preferred stock then held by the holder, divided by (ii) the lesser of (x) $1.75 or (y) 95% of the average of the two lowest closing bid prices of the common stock on the American Stock Exchange out of the fifteen trading days immediately prior to conversion.

Pursuant to seven Securities Purchase Agreements dated May 21, 2003, the Company sold and issued a total of 2,138,891 shares of its common stock at a price per share equal to $1.80 for aggregate gross proceeds to the Company of $3,850,000. The purchase price of the shares was $1.80 per share. Pursuant to a Registration Rights Agreement dated May 21, 2003, the Company has agreed to register the shares of common stock purchased by the investors with the Securities and Exchange Commission no later than November 24, 2003. Sales to individual investors were as follows:


Investor                             Shares Purchased      Total Purchase Price
--------                             ----------------      --------------------
Frederick A. DeLuca                        555,556             $ 1,000,000
David H. Lipka                              55,556             $   100,000
Ruggieri of Windermere Family
  Limited Partnership                       83,333             $   150,000
Ruggieri Financial Pension Plan             55,556             $   100,000
Fromageries Bel S.A.                     1,111,112             $ 2,000,000
Apollo Capital Management Group            138,889             $   250,000
Apollo MicroCap Partners, L.P.             138,889             $   250,000
                                         ---------             -----------
  Total                                  2,138,891             $ 3,850,000
                                         =========             ===========

The Company used $2,000,000 of the proceeds generated from the May 2003 private placements to pay down the balance of the Company's mezzanine loan from FINOVA Mezzanine Capital, Inc. The Company then applied the additional proceeds from the new loan from SouthTrust Bank, as discussed above, to pay the remaining $2,000,000 on the FINOVA Mezzanine loan. The Company intends to utilize the remainder of the private placement proceeds for working capital and general corporate purposes.

Management believes that with the proceeds received in connection with its revised credit facilities and equity financings together with cash flow from current operations, the Company will have enough cash to meet its current liquidity needs based on current operation levels.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The Company leases its operating facilities and certain equipment under operating and capital leases, expiring at various dates through fiscal year 2008. In addition, the Company has several loan obligations as described in detail above. The table below summarizes the Company's principal balances of its obligations for indebtedness and lease obligations as of March 31, 2003:

                                                                  Payments due by period
                                         ----------------------------------------------------------------------------
Contractual Obligations                      Total           2004          2005-2006       2006-2007      Thereafter
---------------------------------------------------------------------------------------------------------------------
FINOVA Capital credit facility (1)       $  4,939,894    $         --    $         --    $  4,939,894    $         --

FINOVA Mezzanine subordinated loan(2)       2,000,000       2,000,000              --              --              --

SouthTrust Bank term loan (3)              10,247,010         790,026       3,041,250       3,990,000       2,425,734

SouthTrust Bank bridge loan                   560,000         560,000              --              --              --

Target Container loan                         147,734         147,734              --              --              --

Angelo S. Morini loan                         330,000              --              --         330,000              --

Capital Lease Obligations                     746,362         363,152         383,210              --              --

Operating Lease Obligations                 2,003,375         838,259         953,819         211,297              --
                                         ----------------------------------------------------------------------------
     Total                               $ 20,974,375    $  4,699,171    $  4,378,279    $  9,471,191    $  2,425,734
                                         ============================================================================

     (1) Reflects the refinancing by Textron Financial Corporation as discussed above that is due in May 2006.
     (2) Reflects the $2,000,000 portion of the FINOVA Mezzanine loan that was paid with equity proceeds from private placements in May 2003.
     (3) Reflects the increase in the term loan in May 2003 of $2,000,000, which was used to pay off the FINOVA Mezzanine loan. Additionally, reflects the new payment schedule as set forth in the May 2003 loan documents.

On May 22, 2003, the Company entered into a Master Distribution and Licensing Agreement (the "Agreement") with Fromageries Bel S.A., a leading branded cheese company in Europe. The Agreement became effective upon the closing of the Textron Financial Corporation asset based loan, the new $2 million loan from SouthTrust Bank and the private placements described above. Under the Agreement, the Company has granted Fromageries Bel S.A. exclusive distribution rights for the Company's products (the "Products") in a territory comprised of the European Union States and to more than 21 other European countries and territories (the "Territory"). The Company has also granted Fromageries Bel S.A. the exclusive option during the term of the Agreement to elect to manufacture the Products designated by Fromageries Bel S.A. for distribution in the Territory. The term of the Agreement is ten years, provided that either of the parties may elect to terminate the Agreement by delivery of notice to the other between March 24, 2007 and May 22, 2007, which termination shall be effective as of first anniversary of the date of the notice of termination. Alternatively, the parties may mutually agree to continue operating under the Agreement, to convert the Agreement to a manufacturing and license agreement, or to terminate the Agreement.

RISK FACTORS

In addition to the other information in this Form 10-K, the following factors should be considered carefully in evaluating the Company's business and prospects. If any of the following risks actually occur, they could seriously harm the Company's business, financial condition, results of operations or cash flows. This could cause the trading price of the Company's common stock to decline and you could lose all or part of your investment. For the purposes of this "RISK FACTORS" section, the terms "we," "us," "our" and similar terms refer to the Company.

WE MAY ISSUE SECURITIES WITH RIGHTS SUPERIOR TO THOSE OF THE COMMON STOCK, WHICH COULD MATERIALLY LIMIT THE OWNERSHIP RIGHTS OF EXISTING STOCKHOLDERS.

We may offer debt or equity securities in private and/or public offerings in order to raise working capital and to refinance our debt. The board of directors has the right to determine the terms and rights of any debt securities and preferred stock without obtaining the approval of the stockholders. It is likely that any debt securities or preferred stock that we sell would have terms and rights superior to those of the common stock and may be convertible into common stock. Any sale of securities could adversely affect the interests or voting rights of the holders of common stock, result in substantial dilution to existing stockholders, or adversely affect the market price of our common stock.

As of July 11, 2003, 55,884 shares of our Series A convertible preferred stock were issued and outstanding. The Series A convertible preferred stock is subject to certain designations, preferences and rights set forth in our Restated Certificate of Incorporation, including the right to convert such shares into shares of common stock at any time, at a current conversion rate (subject to appropriate adjustment for stock splits, stock dividends, recapitalizations and other events) equal to the quotient of:

     o $48.18, plus all accrued dividends that are then unpaid for each share of the Series A convertible preferred stock then held by the holder,

          divided by,

     o the lesser of (x) $1.75 or (y) 95% of the average of the two lowest closing bid prices on the American Stock Exchange of our common stock out of the fifteen trading days immediately prior to conversion.

In no case, however, shall any holder of the Series A convertible preferred stock be permitted to convert the Series A convertible preferred stock in an amount that would cause such holder to beneficially own at any given time, in the aggregate, such number of shares of common stock which would exceed 9.99% of the aggregate outstanding shares of common stock, unless such holder waives such restriction upon not less than 61 days prior notice to us. The number of shares issuable upon conversion of the Series A convertible preferred stock will vary depending upon the closing bid prices of our common stock on the American Stock Exchange.

Each holder of the Series A convertible preferred stock is also entitled to receive a stock dividend equal to 10% of the holder's shares of the Series A convertible preferred stock for the first year after issuance and a stock dividend equal to 8% of the holder's shares of the Series A convertible preferred stock for each of the subsequent three years thereafter. All accrued dividends shall become payable upon the conversion of the shares of the Series A convertible preferred stock. As of July 11, 2003, the holders of the Series A convertible preferred stock were each entitled to an additional $9.71 per outstanding preferred share, or 11,264 total additional shares of the Series A convertible preferred stock, for dividends accrued on their initial purchase of the Series A convertible preferred stock. This dividend is payable in cash or shares of the Series A convertible preferred stock at our discretion. However, in accordance with the terms of our asset-based loan from Textron Financial Corporation, we are prohibited from paying dividends in cash without Textron's consent. The holders of the Series A convertible preferred stock are entitled to a liquidation preference, prior to the payment of any amounts payable to the holders of the common stock, in an amount per share equal to the $48.18, plus all accrued dividends that are unpaid for each share of the Series A convertible preferred stock then held by the holder. Although we may authorize and issue additional or other preferred stock which is junior in rank to the Series A convertible preferred stock with respect to the preferences as to distributions and payments upon our liquidation, dissolution or winding up, as long as at least 25% of the Series A convertible preferred stock ever issued is outstanding, we may not authorize or issue capital stock which is of equal or senior rank to the Series A convertible preferred stock with respect to such rights and preferences without the prior written consent of the holders of no less than 60% of the then-outstanding shares of the Series A convertible preferred stock. Each holder of the Series A convertible preferred stock has the right to require us to redeem all or any part of the Series A convertible preferred stock at any time subsequent to the fourth anniversary of the date of issuance of the Series A convertible preferred stock to such holder or upon the occurrence of certain other events.

We have no present plans to issue any additional shares of the Series A convertible preferred stock or any other preferred stock.

WE CANNOT CONTROL THE TIMING OR VOLUME OF SALES OF A SUBSTANTIAL NUMBER OF SHARES OF OUR COMMON STOCK. As of July 11, 2003, approximately 5,985,496 shares of the 15,152,878 shares of our issued and outstanding common stock were freely tradable (unless acquired by one of our "affiliates") under the Securities Act of 1933. All of the shares which are not freely tradable are "restricted securities" within the meaning of

Rule 144 promulgated by the Securities and Exchange Commission under the Securities Act, and may be sold in open market transactions after the holding period under Rule 144 with respect to such transaction has been met. As to shares subject to outstanding options and warrants, the one-year holding period generally will not begin until the shares underlying such options or warrants actually have been acquired. After the one-year holding period has been met, each holder generally may sell, every three months in brokerage transactions, an amount equal to the greater of one percent of our outstanding common stock or the amount of the average weekly trading volume during the four weeks preceding the sale. After two years, unless any such holder is one of our "affiliates," such sales can be made without restriction.

Pursuant to a Registration Rights Agreements dated May 31, 2003 that we executed with each of the parties that purchased our common stock in private placements closed on May 30, 2003, we agreed to register on or before November 24, 2003, the 2,138,891 shares of common stock issued in such private placements.

As of July 11, 2003, 55,884 shares of our Series A convertible preferred stock were issued and outstanding. The Series A convertible preferred stock is subject to certain designations, preferences and rights set forth in our Restated Certificate of Incorporation, including the right to convert such shares into shares of common stock at any time. We registered 1,557,895 shares of our common stock to cover the number of shares required to be issued upon conversion of the Series A convertible preferred stock assuming the conversion price were to fall 50% below the conversion price on April 6, 2001.

Because the sales of registered common stock, including common stock underlying the Series A convertible preferred stock and the resale of any additional shares which may be attempted under Rule 144 may not be effected through an underwriter pursuant to a firm commitment agreement, there will be a substantial number of additional shares which may be available for sale on the market at one time without any control over the timing or volume of sales thereof by us or any third party. We cannot foresee the impact of such potential sales on the market, but it is possible that if a significant percentage of such available shares are attempted to be sold within a short period of time, the effect on the market may be negative. It is also unclear as to whether or not the market for our common stock could absorb a large number of attempted sales in a short period of time, regardless of the price at which the same might be offered. It is noted that even if a substantial number of sales are not effected within a short period of time, the mere existence of this "market overhang" could have a negative effect on the market for our common stock and our ability to raise additional capital or refinance our indebtedness.

OUR PRESIDENT OWNS A LARGE PERCENTAGE OF THE OUTSTANDING SHARES, WHICH COULD MATERIALLY LIMIT THE OWNERSHIP RIGHTS OF EXISTING STOCKHOLDERS.
As of July 11, 2003, Angelo S. Morini, our founder and President, beneficially owned approximately 23% of our current outstanding common stock and held options which, if exercised and assuming the exercise of no other outstanding options or warrants, would give him approximately 35% of our issued and outstanding common stock. Shareholders may be unable to elect any members of the board of directors or exercise significant control over us or our business as a result of Mr. Morini's ownership.

SHAREHOLDERS MAY EXPERIENCE FURTHER DILUTION.
We have a substantial number of outstanding options and warrants to acquire shares of common stock. A total of 5,894,377 shares have been reserved for issuance upon exercise of options and warrants that we have granted or may grant in the future. A total of 2,688,914 of these options and warrants are "in the money" and are currently exercisable as of July 11, 2003. "In the money" generally means that the current market price of the common stock is above the exercise price of the shares subject to the warrant or option. The issuance of common stock upon the exercise of these options and warrants could adversely affect the market price of the common stock or result in substantial dilution to our existing stockholders.

As of July 11, 2003, 55,584 shares of our Series A convertible preferred stock were issued and outstanding, Additionally, the holders of the Series A convertible preferred stock were each entitled to an additional $9.71 per outstanding preferred share, or 11,264 total additional shares of the Series A convertible preferred stock, for dividends accrued on their initial purchase of the Series A convertible preferred stock. This dividend is payable in cash or shares of the Series A convertible preferred stock at our discretion. However, in accordance with the terms of our asset-based loan from Textron Financial Corporation, we are prohibited from paying dividends in cash without Textron's consent. The Series A convertible preferred stock is subject to certain designations, preferences and rights set forth in our Restated Certificate of Incorporation, including the right to convert such shares into shares of common stock at any time. The issuance of common stock upon the conversion of the Series A convertible preferred stock could negatively affect the market price of the common stock or result in substantial dilution to our existing stockholders.

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

BECAUSE THE MAJORITY OF OUR CUSTOMER ORDERS REQUIRE SHIPMENT OF INDIVIDUALLY WRAPPED CHEESE SLICES, THE LOSS OF CERTAIN PRODUCTION MACHINES WOULD NEGATIVELY IMPACT OUR BUSINESS.
On May 17, 2002, Schreiber Foods, Inc. of Green Bay, Wisconsin, filed a lawsuit against the Company in the federal district court for the Eastern District of Wisconsin ("Wisconsin lawsuit"), being Case No. 02-C-0498, alleging various acts of patent infringement. The Complaint alleges that the Company's machines for wrapping of individual cheese slices, manufactured by Kustner Industries, S.A. of Switzerland, known as models KE and KD, and the Company's machines for producing individually wrapped slices manufactured by Hart Design Mfg., Inc. of Green Bay, Wisconsin, infringe certain claims of U.S. Patents Nos. 5,112,632, 5,440,860, 5,701,724 and 6,085,680. Schreiber Foods is seeking a preliminary and permanent injunction prohibiting the Company from further infringing acts and is also seeking damages in the nature of either lost profits or reasonable royalties. Schreiber Foods has not specified the amount of money damages it plans to seek at the time of trial; however, preliminary discussions between the parties lead the Company to conclude that the amount requested will be at least several million dollars, and will be based roughly on a cents-per-pound of product formula.

The '860 and '724 Patents--and the Kustner machines for producing individually wrapped slices--were the subject of a lawsuit commenced by Schreiber in 1997 against Beatrice Foods and others in the Eastern District of Wisconsin, being Case No. 97-CV-11. Schreiber alleges that the machines that were at issue in that case are similar to the Kustner machines in use by the Company. In the 1997 lawsuit, the matter was tried to a jury, which found the Kustner machines to infringe and awarded Schreiber $26 million in a verdict of August 25, 1998. On March 30, 2000, however, the judge reversed that verdict, entered a finding of no infringement on the part of Beatrice, and dismissed the case. Schreiber appealed that order to the Court of Appeals for the Federal Circuit, which entered its judgment on appeal on February 27, 2002. The appeals court reversed the action of the trial court, found that substantial evidence supported the jury's finding of infringement, and ordered the jury verdict reinstated. However, the Company understands that a motion to rescind the verdict and judgment is currently pending. Schreiber has also commenced a similar action against Borden, Inc., and others, in March 2002, but no result has yet been reached in that case.

Several years prior to the filing of the lawsuit against the Company, the Company modified its Kustner machines. The two Hart Design machines were modified by the manufacturer from the standard Hart Design configuration and were delivered to the Company as modified. The Company believes that the modifications to the machines take them even further outside the ambit of the Schreiber patents at issue.

As well, the Company has, through legal counsel, advised the Court of the scope it believes should be given to the claims at issue in the lawsuit (as part of the so-called Markman briefing process). Schreiber has taken a different view of the claims. The Court has scheduled a hearing on the issue for August 4, 2003; the result of that hearing is expected to narrow the issues of the case.

The Company and Schreiber recently participated in a Court-sponsored mediation of claims that did not result in a settlement agreement. Based upon the failure of the mediation process to resolve the matter, the Company has requested the formal opinion of patent counsel with regard to the merits of Schreiber's patent and Schreiber's claims of infringement. Patent counsel has advised that, in his opinion, the patent claim interpretation being asserted by the Company in the Markman briefing process is the correct one, and that the Company's machines do not infringe the patent claims if that claim interpretation is adopted by the Court. Of course, the Court's ruling on the pending claim interpretation issues may affect those conclusions.

BECAUSE WE ARE DEPENDENT UPON A SINGLE MANUFACTURING FACILITY, THE LOSS OF THE FACILITY WOULD RESULT IN A WORK STOPPAGE, WHICH WOULD NEGATIVELY IMPACT OUR BUSINESS.
We manufacture all of our products at a single manufacturing facility in Orlando, Florida, and our revenues are dependent upon the continued operation of this facility. This facility is subject to a lease that expires in November 2006, unless renewed pursuant to terms mutually agreeable to our landlord and us. We do not have a backup facility or contractual arrangements with any other manufacturers in the event of a casualty to or destruction of the facility or if the facility ceases to be available to us for any other reason. If we are required to rebuild or relocate our manufacturing facility, a substantial investment in improvements and equipment would be necessary. Any rebuilding or relocation also would likely result in a significant delay or reduction in manufacturing and production capability which, in turn, could lead to substantially reduced sales and loss of market share.

COMPETITION IN OUR INDUSTRY IS INTENSE.
Competition in our segment of the food industry is intense. We believe that as consumers become more interested in healthy food alternatives the competition in our markets will increase substantially. Our primary competition consists of equally sized companies such as Tree of Life, White Wave, Yves and Tofutti Brands that manufacture soy-based products, such as alternative cheese slices, sour creams, cream cheese and related products. In addition, we compete with major companies such as Kraft, which produces products under the Kraft Free(R) label, Borden's, and ConAgra, which produces products under the Healthy Choice(R) label. Each of these companies has substantially greater name recognition and greater research and development, marketing, financial and human resources than we have. These advantages have led to a substantially greater market penetration and product acceptance than we have developed. In addition, our competitors may succeed in developing new or enhanced products, which are better than our products. These companies may also prove to be more successful than us in marketing and selling these products. We cannot assure you that we will be able to compete successfully with any of these companies or achieve a greater market share than we currently possess. Increased competition as to any of our products or services could result in price reductions, reduced margins, and loss of market share, which could negatively affect our business, prospects, results of operations and financial condition.

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

THE LOW VOLUME OF TRADING OF OUR SHARES MAY NEGATIVELY IMPACT THE LIQUIDITY OF OUR SHARES.
Although our shares are publicly traded on the American Stock Exchange, the trading market for our shares is limited. During the calendar quarter prior to July 11, 2003, the trading volume for our shares averaged 18,000 shares per trading day. We do not anticipate any material increase in the trading volume for our shares. The lack of an active trading market for our shares could negatively impact stockholders' ability to sell their shares when they desire and the price, which could be obtained upon a sale of shares.

RISING INTEREST RATES COULD NEGATIVELY AFFECT OUR RESULTS OF OPERATIONS.
The interest rates of most of the Company's outstanding debts fluctuate based upon changes in our lenders' prime rate. Increases in the prime rate will result in an increase in our cost of funds, and could negatively affect our results of operations. We have not entered into any derivative instruments such as interest rate swap or hedge agreements to manage our exposure to rising interest rates.

THE MARKET PRICE OF OUR STOCK COULD BE SUBJECT TO FLUCTUATION.
The market price of our common stock could be subject to fluctuations in response to factors such as the following, some of which are beyond our control:

     o    quarterly variations in our operating results;
     o operating results that vary from the expectations of securities analysts and investors;
     o changes in expectations as to our future financial performance, including financial estimates by securities analysts and investors;
     o announcements by us or our competitors of major business developments, such as new products, services or technologies or significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;
     o announcements by third parties of significant claims or proceedings against us;
     o    future sales of our common stock;
     o    and general market conditions.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company's exposure to market risk results primarily from fluctuations in interest rates. The interest on most of the Company's outstanding debts, including its past debt to FINOVA Capital Corporation and its current debt to SouthTrust Bank, Textron Financial Corporation and Angelo S. Morini, is floating and based on the prevailing market interest rates. For market-based debt, interest rate changes generally do not affect the market value of the debt but do impact future interest expense and hence earnings and cash flows, assuming other factors remain unchanged. A theoretical 1% change in market rates in effect on March 31, 2003 with respect to the Company's anticipated debt as of such date would increase interest expense and hence reduce net income of the Company by approximately $41,000 per quarter.

The Company's sales which were denominated in a currency other than U.S. dollars during the fiscal years ended March 31, 2003, 2002 and 2001 were less than 2% of gross sales and no net assets were maintained in a functional currency other than U. S. dollars such fiscal years. Therefore, the effects of changes in foreign currency exchange rates have not historically been significant to the Company's operations or net assets.

ITEM 8.  FINANCIAL STATEMENTS.

Report of Independent Certified Public Accountants

To the Board of Directors and Stockholders
Galaxy Nutritional Foods, Inc.
Orlando, Florida

We have audited the accompanying balance sheets of Galaxy Nutritional Foods, Inc. as of March 31, 2003 and 2002 and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended March 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Galaxy Nutritional Foods, Inc. as of March 31, 2003 and 2002 and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO Seidman, LLP

Atlanta, Georgia
July 1, 2003

                         GALAXY NUTRITIONAL FOODS, INC.
                                 BALANCE SHEETS

                                                                   MARCH 31,        MARCH 31,
                                                                     2003             2002
                                                                 ------------     ------------

                                     ASSETS
CURRENT ASSETS:
  Cash                                                           $      1,598     $        168
  Trade receivables, net of allowance for doubtful
    accounts of $487,000 and $678,000                               5,109,247        5,283,187
  Inventories                                                       5,294,500        5,748,652
  Prepaid expenses and other                                          553,396          555,520
                                                                 ------------     ------------

         Total current assets                                      10,958,741       11,587,527

PROPERTY AND EQUIPMENT, NET                                        22,168,404       24,180,636
OTHER ASSETS                                                          274,918          479,387
                                                                 ------------     ------------

         TOTAL                                                   $ 33,402,063     $ 36,247,550
                                                                 ============     ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Book overdrafts                                                $  1,151,276     $  1,192,856
  Line of credit                                                    4,939,894        5,523,875
  Accounts payable                                                  2,622,996        5,399,143
  Accrued liabilities                                               1,891,773          994,341
  Current portion of term notes payable                             1,497,760        1,809,000
  Current portion of subordinated note payable                      2,000,000               --
  Current portion of obligations under capital leases                 363,152          349,380
                                                                 ------------     ------------

         Total current liabilities                                 14,466,851       15,268,595

TERM NOTES PAYABLE, less current portion                            7,786,985        8,391,535
SUBORDINATED NOTE PAYABLE, less current portion                     2,000,000        3,385,770
OBLIGATIONS UNDER CAPITAL LEASES, less current portion                383,210          734,156
                                                                 ------------     ------------

         Total liabilities                                         24,637,046       27,780,056
                                                                 ------------     ------------

COMMITMENTS AND CONTINGENCIES                                              --               --

REDEEMABLE CONVERTIBLE PREFERRED STOCK                              2,324,671        2,156,311

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value, authorized 85,000,000 shares;
    12,761,685 and 11,540,041 shares issued                           127,617          115,400
  Additional paid-in capital                                       59,800,732       60,717,914
  Accumulated deficit                                             (40,595,342)     (41,629,470)
                                                                 ------------     ------------

                                                                   19,333,007       19,203,844
  Less: Notes receivable arising from the exercise of stock
          options and sale of common stock                        (12,772,200)     (12,772,200)
        Treasury stock, 26,843 shares, at cost                       (120,461)        (120,461)
                                                                 ------------     ------------

         Total stockholders' equity                                 6,440,346        6,311,183
                                                                 ------------     ------------

            TOTAL                                                $ 33,402,063     $ 36,247,550
                                                                 ============     ============

                 See accompanying notes to financial statements

                         GALAXY NUTRITIONAL FOODS, INC.
                            STATEMENTS OF OPERATIONS

YEARS ENDED MARCH 31,                                      2003             2002             2001
                                                       ------------     ------------     ------------
NET SALES                                              $ 40,008,769     $ 42,927,104     $ 45,085,937

COST OF GOODS SOLD                                       28,080,188       35,276,362       32,841,748
                                                       ------------     ------------     ------------
    Gross margin                                         11,928,581        7,650,742       12,244,189
                                                       ------------     ------------     ------------

OPERATING EXPENSES:
Selling                                                   4,958,272        8,573,957        8,950,982
Delivery                                                  2,008,638        2,475,989        2,454,616
Non-cash compensation related to options & warrants      (2,906,762)       2,373,662        1,116,444
General and administrative                                3,570,889        5,348,513        3,323,435
Research and development                                    232,552          261,972          265,949
                                                       ------------     ------------     ------------
   Total operating expenses                               7,863,589       19,034,093       16,111,426
                                                       ------------     ------------     ------------

INCOME (LOSS) FROM OPERATIONS                             4,064,992      (11,383,351)      (3,867,237)
                                                       ------------     ------------     ------------

OTHER INCOME (EXPENSE):
Interest expense                                         (2,923,215)      (3,594,091)      (2,047,097)
Loss on disposal of assets                                  (47,649)        (464,190)              --
Other                                                       (60,000)         (57,520)         (25,000)
                                                       ------------     ------------     ------------
Total                                                    (3,030,864)      (4,115,801)      (2,072,097)
                                                       ------------     ------------     ------------

INCOME (LOSS) BEFORE INCOME TAXES                         1,034,128      (15,499,152)      (5,939,334)

INCOME TAX BENEFIT (EXPENSE)                                     --       (1,560,000)         240,000
                                                       ------------     ------------     ------------

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING POLICY                                       1,034,128      (17,059,152)      (5,699,334)

Cumulative Effect of Change in Accounting Policy                 --               --         (786,429)
                                                       ------------     ------------     ------------

NET INCOME (LOSS)                                      $  1,034,128     $(17,059,152)    $ (6,485,763)

Preferred Stock Dividends                                   264,314          709,400
Preferred Stock Accretion to Redemption Value             1,370,891        1,379,443               --
                                                       ------------     ------------     ------------

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS              $   (601,077)    $(19,147,995)    $ (6,485,763)
                                                       ============     ============     ============

BASIC NET LOSS PER COMMON SHARE BEFORE CUMULATIVE
  EFFECT OF CHANGE IN ACCOUNTING POLICY                $      (0.05)    $      (1.81)    $      (0.61)

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING POLICY                 --               --            (0.08)
                                                       ------------     ------------     ------------

NET LOSS PER COMMON SHARE                              $      (0.05)    $      (1.81)    $      (0.69)
                                                       ============     ============     ============

DILUTED NET LOSS PER COMMON SHARE BEFORE CUMULATIVE
  EFFECT OF CHANGE IN ACCOUNTING POLICY                $      (0.05)    $      (1.81)    $      (0.61)

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING POLICY                 --               --            (0.08)
                                                       ------------     ------------     ------------

NET LOSS PER COMMON SHARE                              $      (0.05)    $      (1.81)    $      (0.69)
                                                       ============     ============     ============

                 See accompanying notes to financial statements

                         GALAXY NUTRITIONAL FOODS, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                    Common Stock                                            Notes
                              ------------------------    Additional      Accumulated   Receivable for    Treasury
                                 Shares      Par Value  Paid-In Capital     Deficit      Common Stock       Stock         Total
                              -----------------------------------------------------------------------------------------------------
Balance at March 31, 2000      9,184,546    $   91,845   $ 48,289,955    $(18,084,555)   $(12,772,200)   $       --    $ 17,525,045

Purchase of treasury stock            --            --             --              --              --      (120,461)       (120,461)
Exercise of warrants, net
  of costs                       815,000         8,150      2,444,179              --              --            --       2,452,329
Issuance of common stock
  under employee stock
  purchase plan                   18,066           181         67,966              --              --            --          68,147
Non-cash compensation
  related to variable
  options and warrants                --            --      1,100,000              --              --            --       1,100,000
Net loss                              --            --             --      (6,485,763)             --            --      (6,485,763)
                              -----------------------------------------------------------------------------------------------------

Balance at March 31, 2001     10,017,612    $  100,176   $ 51,902,100    $(24,570,318)   $(12,772,200)   $ (120,461)   $ 14,539,297

Exercise of options                4,143            41         19,480              --              --            --          19,521
Exercise of warrants             753,625         7,537      2,252,549              --              --            --       2,260,086
Issuance of common stock
  under employee stock
  purchase plan                   11,648           116         32,163              --              --            --          32,279
Issuance of common stock         753,013         7,530      3,801,282              --              --            --       3,808,812
Issuance of warrants                                          355,692              --              --            --         355,692
Non-cash compensation
  related to variable
  options and warrants                --            --      1,960,000              --              --            --       1,960,000
Dividends on preferred
  stock                               --            --       (350,000)             --              --            --        (350,000)
Discount on preferred
  stock                               --            --      2,003,770              --              --            --       2,003,770
Accretion of discount
  on preferred stock                                       (1,259,122)             --              --            --      (1,259,122)
Net loss                              --            --             --     (17,059,152)             --            --     (17,059,152)
                              -----------------------------------------------------------------------------------------------------

Balance at March 31, 2002     11,540,041    $  115,400   $ 60,717,914    $(41,629,470)   $(12,772,200)   $ (120,461)   $  6,311,183

Exercise of options                1,000            10          4,240              --              --            --           4,250
Issuance of common stock
  under employee stock
  purchase plan                    9,880            99         19,564              --              --            --          19,663
Issuance of common stock         585,828         5,859      2,295,269              --              --            --       2,301,128
Conversion of preferred
  stock                          624,936         6,249        845,726              --              --            --         851,975
Issuance of warrants                  --            --        146,000              --              --            --         146,000
Non-cash compensation
  related to variable
  options and warrants                --            --     (3,060,000)             --              --            --      (3,060,000)
Dividends on preferred
  stock                               --            --       (264,314)             --              --            --        (264,314)
Accretion of discount
  on preferred stock                                         (903,667)             --              --            --        (903,667)
Net income                            --            --             --       1,034,128              --            --       1,034,128
                              -----------------------------------------------------------------------------------------------------

Balance at March 31, 2003     12,761,685    $  127,617   $ 59,800,732    $(40,595,342)   $(12,772,200)   $ (120,461)   $  6,440,346
                              =====================================================================================================

                 See accompanying notes to financial statements

                         GALAXY NUTRITIONAL FOODS, INC.
                            STATEMENTS OF CASH FLOWS

YEARS ENDED MARCH 31,                                                   2003            2002            2001
                                                                    ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss)                                                 $  1,034,128    $(17,059,152)   $ (6,485,763)
  Adjustments to reconcile net income (loss) to net cash
    from (used in) operating activities:
      Depreciation                                                     2,273,349       2,362,900       1,605,149
      Amortization of debt discount and financing costs                1,264,273       1,069,522         220,407
      Deferred tax expense (benefit)                                          --       1,560,000        (240,000)
      Provision for losses on trade receivables                         (190,967)        925,836         200,000
      Non-cash compensation related to variable options and stock
        issued under non-recourse note receivable                     (3,060,000)      1,960,000       1,100,000
      Amortization of consulting and director fee expense paid
        through issuance of common stock warrants                        153,238         413,662          16,444
      Loss on disposal of assets                                          47,649         464,190              --
      (Increase) decrease in:
        Trade receivables                                                364,907       1,844,538        (796,625)
        Inventories                                                      454,152       5,025,888      (1,751,592)
        Prepaid expenses and other                                         2,124       1,260,490         191,201
      Increase (decrease) in:
        Accounts payable                                              (1,589,514)     (4,056,922)      4,439,509
        Accrued liabilities                                              422,536         500,559         (23,552)
                                                                    ------------    ------------    ------------

   NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                 1,175,875      (3,728,489)     (1,524,822)
                                                                    ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                    (214,003)       (140,277)    (10,887,497)
  Decrease in other assets                                               113,977           1,801          78,136
                                                                    ------------    ------------    ------------

   NET CASH USED IN INVESTING ACTIVITIES                                (100,026)       (138,476)    (10,809,361)
                                                                    ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (decrease) in book overdrafts                                 (41,580)        746,027      (1,247,924)
  Net borrowings (payments) on line of credit                           (583,981)     (3,252,403)      6,313,207
  Borrowings on term notes payable                                       500,000         330,000       7,380,593
  Repayments on term notes payable                                    (1,763,265)     (1,409,964)        (93,000)
  Borrowings on subordinated note payable                                     --              --         123,183
  Repayments on subordinated note payable                                     --        (815,000)             --
  Financing costs for long term debt                                    (239,539)        (25,000)        (47,832)
  Principal payments on capital lease obligations                       (431,937)       (539,399)        (41,613)
  Proceeds from issuance of common stock, net of offering costs        1,481,633       3,841,091          68,147
  Proceeds from exercise of common stock options                           4,250          19,521              --
  Proceeds from exercise of common stock warrants, net of costs               --       2,070,801              --
  Proceeds from issuance of preferred stock, net of costs                     --       2,900,959              --
  Purchase of treasury stock                                                  --              --        (120,461)
                                                                    ------------    ------------    ------------

   NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                (1,074,419)      3,866,633      12,334,300
                                                                    ------------    ------------    ------------

NET INCREASE (DECREASE) IN CASH                                            1,430            (332)            117

CASH, BEGINNING OF YEAR                                                      168             500             383
                                                                    ------------    ------------    ------------

CASH, END OF YEAR                                                   $      1,598    $        168    $        500
                                                                    ============    ============    ============

                See accompanying notes to financial statements.

                         GALAXY NUTRITIONAL FOODS, INC.
                          NOTES TO FINANCIAL STATEMENTS

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Business
     --------
     Galaxy Nutritional Foods, Inc. (the "Company") is principally engaged in the development, manufacturing and marketing of a variety of healthy cheese and dairy related products, as well as other cheese alternatives. These healthy cheese and dairy related products include low or no fat, low or no cholesterol and lactose-free varieties. These products are sold throughout the United States and internationally to customers in the retail, food service and industrial markets. The Company's headquarters and manufacturing facilities are located in Orlando, Florida.

     Accounts Receivable
     -------------------
     Accounts receivable are customer obligations due under normal trade terms. The Company evaluates the collectibility of its accounts receivable on a combination of factors. In circumstances where it is aware of a specific customer's inability to meet its financial obligations, it records a specific allowance to reduce the amounts recorded to what it believes will be collected. In addition to reserving for potential uncollectible accounts, the Company uses its allowance for trade receivables account to estimate future credits that will be issued to customers for items such as rebates, sales promotions, coupons, and spoils that relate to current period sales. The Company also records these additional reserves for potential uncollectible amounts and future credits based on certain percentages, which are determined based on historical experience and its assessment of the general financial conditions affecting its customer base. After all attempts to collect a receivable have been exhausted and failed, the receivable is written off against the allowance.

     Inventories
     -----------
     Inventories are valued at the lower of cost (weighted average, which approximates FIFO) or market.

     Property and Equipment
     ----------------------
     Property and equipment are stated at cost. Depreciation is computed over the estimated useful lives of the assets by the straight-line method for financial reporting and by accelerated methods for income tax purposes. Capital leases are recorded at the lower of fair market value or the present value of future minimum lease payments. Assets under capital leases are amortized by the straight-line method over their useful lives.

     Book Overdrafts
     ---------------
     Under the Company's cash management system, checks issued but not presented to banks frequently result in overdraft balances for accounting purposes and are classified as "book overdrafts" in the balance sheet. In accordance with the Company's agreement with a financial institution, all cash receipts are applied against a revolving line of credit, and a draw is requested as needed to cover checks clearing the bank.

     Revenue Recognition
     -------------------
     Sales are recognized upon shipment of products to customers. The Company offers a right of return policy to certain retail customers in the conventional grocery stores and mass merchandising industry. If the product is not sold during its shelf life, the Company will allow a credit for the unsold merchandise. Since the shelf life of the Company's products range from 6 months to one year, the Company historically averages less than 2% in credits for unsold product. The Company's reserve on accounts receivable takes these potential future credits into consideration. Certain expenses such as slotting fees, rebates, coupons and other discounts are accounted for as a reduction to Revenues.

     Shipping and Handling Costs
     ---------------------------
     The Company accounts for certain shipping and handling costs related to the acquisition of goods from its vendors as Cost of Goods Sold. However, shipping and handling costs related to the shipment of goods to its customers is classified as Delivery expense.

     Stock Based Compensation
     ------------------------
     The Company accounts for its stock-based employee compensation plans under the accounting provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and has furnished the pro forma disclosures required under Statement of Financial Accounting Standards ("SFAS") No. 123,

                         GALAXY NUTRITIONAL FOODS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)

     "Accounting for Stock-Based Compensation", and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". See Note 7 for additional disclosures on the Company's stock-based employee compensation plans.

     SFAS No. 123, "Accounting for Stock Based Compensation", requires the Company to provide pro- forma information regarding net income (loss) and earnings (loss) per share amounts as if compensation cost for the Company's employee and director stock options had been determined in accordance with the fair market value-based method prescribed in SFAS No. 123. The Company estimates the fair value of each stock option at the grant date by using a Black-Scholes option-pricing model. The following assumptions were used for options issued during the periods:

     Year Ended                 March 31, 2003   March 31, 2002   March 31, 2001
                                --------------   --------------   --------------
     Dividend Yield                  None             None            None
     Volatility                   37% to 44%           38%             46%
     Risk Free Interest Rate    1.71% to 5.03%        4.75%       4.42% to 5.69%
     Expected Lives in Months     60 to 120            120             120

     Under the  accounting  provisions of SFAS No. 123, the Company's net income
     (loss) and net income (loss) per basic and diluted share would have been reduced to the pro forma amounts indicated below:

     Year Ended                                         March 31, 2003     March 31, 2002     March 31, 2001
                                                        --------------     --------------     --------------
     Net income (loss) available to common
        shareholders as reported                        $     (601,077)    $  (19,147,995)    $   (6,485,763)
     Add:  Stock-based compensation expense included
        in reported net income                              (2,906,762)         2,373,662          1,116,444
     Deduct:  Stock-based compensation expense
        determined under fair value based method for
        all awards                                          (3,728,592)        (2,918,802)        (1,236,762)
                                                        --------------     --------------     --------------
     Pro forma net income (loss) available to common
        shareholders                                    $   (7,236,431)    $  (19,693,135)    $   (6,606,081)
                                                        ==============     ==============     ==============
     Net income (loss) per common share:
       Basic - as reported                              $        (0.05)    $        (1.81)    $        (0.69)
                                                        ==============     ==============     ==============
       Basic - pro forma                                $        (0.60)    $        (1.87)    $        (0.70)
                                                        ==============     ==============     ==============
       Diluted - as reported                            $        (0.05)    $        (1.81)    $        (0.69)
                                                        ==============     ==============     ==============
       Diluted - pro forma                              $        (0.60)    $        (1.87)    $        (0.70)
                                                        ==============     ==============     ==============

     Income Taxes
     ------------
     Deferred income taxes are recognized for the tax consequences of temporary differences between the financial reporting bases and the tax bases of the Company's assets and liabilities in accordance with SFAS No. 109. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

     Net Income (Loss) per Common Share
     ----------------------------------
     Net income (loss) per common share is computed by dividing net income or loss by the weighted average shares outstanding. Diluted income (loss) per common share is computed on the basis of weighted average shares outstanding plus potential common shares which would arise from the exercise of stock options, warrants and conversion of the Series A convertible preferred stock.

                         GALAXY NUTRITIONAL FOODS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)

     Financial Instruments
     ---------------------
     Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2003.

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

     Impairment of Long-Lived Assets
     -------------------------------
     In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS 144, "Accouting for Impairment or Disposal of Long-Lived Assets." This statement supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of and Accounting Principles Board Opinion No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS 144 retains the fundamental provisions of SFAS 121 for recognition and measurement of impairment, but amends the accounting and reporting standards for segments of a business to be disposed of. The adoption of this pronouncement had no impact on the Company's financial position or results of operations.

     Use of Estimates
     ----------------
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expense during the reporting period. The Company's significant estimates include the allowance for doubtful accounts receivable, provision for inventory obsolescence, and valuation of deferred taxes and warrants. Actual results could differ from those estimates.

     Segment Information
     -------------------
     The Company does not identify separate operating segments for management reporting purposes. The results of operations are the basis on which management evaluates operations and makes business decisions. The Company's sales are generated primarily within the United States of America.

     Reclassifications
     -----------------
     Certain items in the financial statements of prior periods have been reclassified to conform to current period presentation.

     Recent Accounting Pronouncements
     --------------------------------
     In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The application of the requirements of SFAS 146 did not have any impact on the Company's financial position or result of operations.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock Based Compensation--Transition and Disclosure--an Amendment to SFAS 123." SFAS 148 provides two additional transition methods for entities that adopt the preferable method of accounting for stock based compensation. Further, the statement requires disclosure of comparable information for all companies regardless of whether, when, or how an entity adopts the preferable, fair value based method of accounting. These disclosures are now required for interim periods in addition to the traditional annual disclosure. The amendments to SFAS 123, which provides for additional transition methods, are effective for fiscal years ending after December 15, 2002, although earlier application is permitted. The amendments to the disclosure requirements are required for financial reports containing condensed

                         GALAXY NUTRITIONAL FOODS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)

     financial statements for interim periods beginning after December 15, 2002. The Company adopted the disclosure provisions of SFAS No. 148 during the fiscal year ended March 31, 2003. The Company has not yet determined in what matter or when it will adopt the fair value methodology of SFAS 148.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." The Statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. Many of such instruments were previously classified as equity. The statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities. The Statement is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance of the date of the Statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. Management believes that the adoption of this Statement will not have a significant impact on the financial position, results of operations or cash flows of the Company.

     In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," which clarifies disclosure and recognition/measurement requirements related to certain guarantees. The disclosure requirements are effective for financial statements issued after December 15, 2002 and the recognition/measurement requirements are effective on a prospective basis for guarantees issued or modified after December 31, 2002. The application of the requirements of FIN 45 did not have any impact on the Company's financial position or result of operations.

     In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities." FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is applicable immediately for variable interest entities created after January 31, 2003. For variable interest entities created prior to January 31, 2003, the provisions of FIN 46 are applicable no later than July 1, 2003. The Company has not identified any variable interest entities and does not expect FIN 46 to have any effect on its consolidated financial statements.

(2)  INVENTORIES
     -----------
     Inventories are summarized as follows:

                                             March 31, 2003   March 31, 2002
                                              ------------     ------------
     Raw materials                            $  2,216,558     $  2,482,458
     Finished goods                              3,077,942        3,266,194
                                              ------------     ------------
     Total                                    $  5,294,500     $  5,748,652
                                              ============     ============

(3)  PREPAID EXPENSES AND OTHER
     --------------------------
     Prepaid expenses are summarized as follows:

                                              March 31, 2003  March 31, 2002
                                               ------------    ------------

     Employee advances                         $    231,918    $    324,412
     Prepaid commissions                            110,416         173,512
     Prepaid insurance                               70,888          12,000
     Other                                          140,174          45,596
                                               ------------    ------------
     Total                                     $    553,396    $    555,520
                                               ============    ============

                         GALAXY NUTRITIONAL FOODS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)

     The Company expenses the production costs of advertising the first time the advertising takes place. During fiscal 2001, the Company changed its accounting policy with regards to slotting fees and direct response advertising costs to expense these costs as incurred (see Note 16).

     Advertising expense was approximately $224,000, $762,000, and $2,438,000 during fiscal 2003, 2002, and 2001, respectively.

(4)  PROPERTY AND EQUIPMENT
     Property and equipment are summarized as follows:

                                        Useful Lives   March 31, 2003  March 31, 2002
                                        -----------     ------------    ------------
     Leasehold improvements             10-25 years     $  3,187,596    $  3,185,490
     Machinery and equipment            5-20 years        27,049,817      26,934,763
     Equipment under capital leases     7-15 years         1,753,138       1,658,375
     Construction in progress                                     --              --
                                                        ------------    ------------

                                                          31,990,551      31,778,628
     Less accumulated depreciation
       and amortization                                    9,822,147       7,597,992
                                                        ------------    ------------

     Property and equipment, net                        $ 22,168,404    $ 24,180,636
                                                        ============    ============

(5)  LINE OF CREDIT AND NOTES PAYABLE
     --------------------------------
     Effective May 30, 2003, the Company obtained from Textron Financial Corporation ("TFC") a revolving credit facility (the "TFC Loan") in the maximum principal amount of $7,500,000 pursuant to the terms and conditions of a Loan and Security Agreement dated May 27, 2003 (the "Loan Agreement"). The TFC Loan is secured by the Company's inventory, accounts receivable and all other assets. Generally, subject to the maximum principal amount which can be borrowed under the TFC Loan and certain reserves that must be maintained during the term of the TFC Loan, the amounts available under the TFC Loan for borrowing by the Company from time to time is equal to the sum of (i) up to eight-five percent (85%) of the net amount of its eligible accounts receivable plus (ii) up to sixty percent (60%) of the Company's eligible inventory not to exceed $3,500,000. Advances under the TFC Loan bear interest at a variable rate, adjusted on the first (1st) day of each month, equal to the prime rate plus one and three-quarter percent (1.75%) per annum calculated on the average cash borrowings for the preceding month. The TFC Loan matures and all amounts are due and payable in full on May 26, 2006. The TFC Loan replaced the Company's asset-based credit facility with FINOVA Capital Corporation, which was outstanding as of March 31, 2003 as discussed further below.

     As of March 31, 2003, the Company had a line of credit with a maximum principal amount of $7.5 million from FINOVA Capital Corporation, the proceeds of which were for working capital purposes. The amount that the Company could borrow under the line of credit was based on a formula of up to 80% of eligible accounts receivable plus a certain percentage of eligible inventories not to exceed $3 million, as defined in the agreement. Pursuant to a certain Amendment and Limited Waiver to Security Agreement dated June 26, 2002, the inventory advance rate decreased by 1% per month beginning July 1, 2002 from a level of 50% at June 30, 2002 to 37% by the maturity date (41% at March 31, 2003). The line of credit was secured by all accounts receivable, inventory, machinery, equipment, trademarks and patents owned by the Company. Interest was payable monthly on the outstanding draws on the line of credit at a rate of prime plus four percent (8.25% at March 31, 2003). The line of credit was set to expire on July 1, 2003, at which time the entire outstanding principal amount of the line of credit, and all accrued but unpaid interest thereon, was to due and payable in full. As of March 31, 2003, the Company had an outstanding balance of $4,939,894 under this line. This line of credit was paid in full as of May 30, 2003 by the new asset-based credit facility with TFC as discussed above.

     On September 30, 1999, the Company obtained a $4 million subordinated loan from FINOVA Mezzanine to finance additional working capital and capital improvement needs. The Company received loan proceeds in the amount of $3,620,000 after paying loan costs of $380,000. In consideration of the loan, the Company issued to

                         GALAXY NUTRITIONAL FOODS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)

     FINOVA Mezzanine a warrant to purchase 915,000 shares of the Company's common stock at an exercise price of $3.41 per share, which represented 80% of the fair value of the Company's stock on the date the warrant was issued. The warrant, valued at $786,900, was recorded as a debt discount and was amortized to interest expense from the date of issuance of the note to September 30, 2002, an original earlier maturity date of the note. In accordance with the warrant agreement, FINOVA Mezzanine received an additional 100,000 warrants at an exercise price of $3.41 per share on September 30, 2002 because the loan was still outstanding on this date. The Company recorded the fair value of the warrant of $76,000 in non-cash compensation related to options and warrants in fiscal 2003. As of March 31, 2003, the Company had an outstanding principal balance of $4,000,000 under this loan which was paid in full as of May 30, 2003 by the proceeds from the new loan from SouthTrust Bank as discussed below and from the equity proceeds raised in the private placements in May 2003, as discussed in Note 7. In accordance with the warrant agreement on May 30, 2003, the exercise price on FINOVA Mezzanine's remaining 200,000 warrants was reduced to $1.80 per share based on the sales price of the Company's common stock in its private placements in May 2003. FINOVA Mezzanine exercised these warrants to purchase 200,000 shares of the Company's common stock on June 2, 2003. The Company received net proceeds of $119,000 after deduction for the $241,000 waiver fee discussed below.

     On December 26, 2000, FINOVA Mezzanine exercised a portion of the warrant to purchase 815,000 shares of common stock at a price of $3.41 per share. The Company received from the exercise of the warrant net proceeds of $2,452,329, after paying transaction costs of $326,822. In connection with this transaction, the Company agreed to reimburse FINOVA Mezzanine for brokerage commission and other expenses incurred by it, in connection with the sale of the 815,000 shares to the public, which were sold at a price of $3.25 per share. These costs and expenses were recorded as a reduction in the proceeds received from the exercise of the warrants. In addition, the Company agreed to guarantee the price ($4.41 per share) at which the shares would be sold to the public. The difference between the actual price received by FINOVA Mezzanine ($3.25) and the guaranteed price ($4.41) of $945,400 was recorded as a debt discount and was being amortized over the term of the subordinated note until September 30, 2002. The consideration for the difference between the exercise price of $3.41 and the guaranteed price of $4.41 was $815,000. During the years March 31, 2003 and 2002, $614,230 and $818,974, respectively, of the total debt discounts of $1,732,300 were amortized to interest expense.

     The FINOVA line of credit and subordinated loans described above contained certain financial and operating covenants. In every quarter from March 31, 2001 to June 30, 2002, the Company was in violation of the minimum operational cash flow to contractual debt service ratio and the funded debt to EBITDA ratio. Each time FINOVA Capital and FINOVA Mezzanine granted waivers for the violations, but would not revise the covenants prior to June 2002. Pursuant to a certain Amendment and Limited Waiver to Security Agreement dated June 26, 2002, FINOVA Capital agreed to waive those violations for the fiscal year ended March 31, 2002 and the fiscal quarter ended June 30, 2002 and to amend such covenants for the fiscal quarters beginning July 1, 2002. In consideration of the waivers and covenant amendments, the Company agreed to pay a facility fee of $413,500, which was deemed fully earned on June 26, 2002. The facility fee was payable as follows: $172,500 is due and payable on the earliest of (a) $28,750 per month beginning January 2003, (b) the occurrence of an event of default, or
     (c) the date on which the Company repays either all of the obligations to FINOVA Capital under the Loan Agreement or any portion of the principal obligations to FINOVA Mezzanine under the FINOVA Mezzanine loan documents, with the balance of $241,000 due and payable only upon FINOVA Mezzanine's exercise of its remaining 100,000 warrants. The Company was in compliance with all amended covenants throughout the remainder of its loan period until the refinancing on May 30, 2003. By May 30, 2003, all costs and fees owed to FINOVA Capital and FINOVA Mezzanine were paid in full except for the $241,000 portion of the June 2002 waiver fee that was paid in June 2003 upon FINOVA Mezzanine's exercise of its warrants for the purchase of 200,000 shares of the Company's common stock.

     In March 2000, the Company obtained a $10 million term loan from SouthTrust Bank. This note bore interest at prime rate (4.25% at March 31, 2003) and was due in monthly principal installments of $93,000 plus interest by March 2005. In a letter agreement dated September 27, 2002, the bank deferred the four principal payments, due in June 2002 through September 2002, until the maturity of the note. This note was used to pay off a prior term loan and to finance approximately $7.5 million in new equipment purchases to expand the Company's production

                         GALAXY NUTRITIONAL FOODS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)

     capacity, including the new production equipment purchased and installed throughout fiscal 2001 and the beginning of fiscal 2002. The balance outstanding on this note as of March 31, 2003 was $8,247,010.

     Simultaneously with the closing of the TFC Loan in May 2003, SouthTrust Bank extended the Company a new term loan in the principal amount of $2,000,000. This loan was consolidated with the Company's March 2000 term loan with SouthTrust Bank, which had a then outstanding principal balance of $8,131,985 for a total term loan amount of $10,131,985. The revised term loan bears interest at the rate of SouthTrust Bank's prime rate of interest plus 1%, and is due in increasing principal installments by June 2009. Each month the Company will pay the accrued interest on the loan plus principal amounts as follows: $75,000 from July 2003 to June 2004, $110,000 from July 2004 to June 2005, and $166,250 from July 2005 until maturity in June 2009. This note is secured by all of the Company's equipment and certain related assets. The proceeds of the new term loan, together with the proceeds from certain private placements conducted in May 2003 (as discussed in Note 17), were used to repay the Company's $4,000,000 mezzanine loan from FINOVA Mezzanine Capital, Inc.

     In October 2000, the Company obtained a $1.5 million bridge loan from SouthTrust Bank, which is guaranteed by Angelo S. Morini, the Company's President, and secured by the pledge of one million shares of the Company's common stock owned by him. Interest on this note is at the prime rate (4.25% at March 31, 2003). The loan is being paid down by monthly principal payments of $50,000 plus interest. In a letter agreement dated September 27, 2002, the bank deferred the four principal payments, due in June 2002 through September 2002, until the maturity of the note. The balance outstanding on this note as of March 31, 2003 was $750,000. In May 2003, SouthTrust Bank also amended this loan to extend the maturity date from October 2003 to April 2004. Principal payments of $50,000 are due each month beginning June 1, 2003 until maturity. In consideration of his guarantee and stock pledge in respect to this loan, the Company granted its President stock options to acquire 343,125 shares of common stock at an exercise price of $3.88 per share, which was equal to the fair value of the Company's common stock at the date of the grant. Such options shall expire on December 15, 2010.

     In connection with the consolidations and extensions of the SouthTrust Bank loans described above, the Company issued a warrant to purchase 100,000 shares of the Company's common stock to SouthTrust Bank on May 29, 2003. The warrant is exercisable until June 1, 2009 at an exercise price of $1.97 per share.

     The March 2000 term loan and the bridge loan from SouthTrust Bank contain certain financial and operating covenants. The Company was in violation of all financial covenants as of March 31, 2002. On June 27, 2002, the Company received a waiver for the year ended March 31, 2002 and for all future periods through July 1, 2003. On February 13, 2003, the Company received a waiver for all future periods through March 31, 2004. The revised loan agreements with SouthTrust Bank on May 30, 2003 revised all required financial and operating covenants and the Company is in compliance with these covenants.

     In March 2002, Angelo Morini, the Company's President, loaned $330,000 to the Company in order for it to pay down certain notes payable that were coming due. This loan bears interest at prime (4.25% at March 31, 2003) and is due on or before June 15, 2006.

     On June 26, 2002, the Company signed a $550,000 promissory note with Excalibur Limited Partnership, one of the holders of the Company's Series A convertible preferred stock. In consideration of the note, the Company issued Excalibur Limited Partnership a warrant to purchase 30,000 shares of the Company's common stock, which are exercisable until June 26, 2007 at a price equal to $5.50 per share. This note was non-interest bearing assuming that it was repaid on or before July 26, 2002. This note was secured by 250,000 shares of the Company's common stock owned by the Angelo S. Morini, the Company's President. In consideration of his pledge, the Company granted Mr. Morini stock options to acquire 289,940 shares of common stock at an exercise price of $5.17 (110% of market) per share. These options expire on July 1, 2007. On June 26, 2002, the Company received loan proceeds in the amount of $500,000 in cash from Excalibur Limited
     Partnership.  The  additional  $50,000 was  retained by  Excalibur  Limited
     Partnership as payment for consulting fees due to Excalibur Limited Partnership in accordance with a consulting agreement entered into on June 26, 2002, which expired December 31, 2002. This note was paid in full on June 28, 2002 from proceeds derived from the issuance of common stock to Stonestreet Limited Partnership as discussed in Note 7.

                         GALAXY NUTRITIONAL FOODS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)

     On August 15, 2002, the Company executed and delivered to Target Container, Inc. a $347,475 promissory note in satisfaction of its accounts payable obligation to this vendor. This note bears interest at 7% per annum and is due in twelve equal monthly installments of $30,066. The balance outstanding on this note as of March 31, 2003 was $147,734.

     Aggregate maturities of the term notes and subordinated notes payable over future years are as follows: 2004 - $3,497,760; 2005 - $1,215,000; 2006 -
     $1,826,250;  2007 - $7,264,894;  2008 - $1,995,000;  2009 - $1,995,000; and
     2010 - $430,735

(6)  COMMITMENTS AND CONTINGENCIES
     -----------------------------
     Leases
     ------

     The Company leases its operating facilities and certain equipment under operating and capital leases, expiring at various dates through its fiscal year 2008. The following is a schedule by years as of March 31, 2003, of
     (1) future minimum lease payments under capital leases, together with the present value of the net minimum lease payments and (2) future minimum rental payments required under operating leases that have initial or remaining terms in excess of one year:

                                                        Capital       Operating
                                                        Leases         Leases
                                                      ----------     -----------

     2004                                             $  387,385     $   838,259
     2005                                                227,561         599,770
     2006                                                163,510         354,049
     2007                                                     --         211,297
     2008                                                     --              --
                                                      ----------     -----------

     Total net minimum lease payments                    778,456     $ 2,003,375
                                                                     ===========
     Less amount representing interest                    32,094
                                                      ----------

     Present value of the net minimum lease payments     746,362
     Less current portion                                363,152
                                                      ----------

     Long-term obligations under capital leases       $  383,210
                                                      ==========

     The total capitalized cost for equipment under capital lease is $1,753,138 with accumulated depreciation of $461,412 as of March 31, 2003.

     Rental expense was approximately $1,090,000, $1,009,000, and $987,000 for the fiscal years ended March 31, 2003, 2002, 2001, respectively.

     Employment Agreements
     ---------------------
     The Company currently has an amended and restated employment agreement with its President, Angelo S. Morini, from June 1999, which granted the President a stock option to purchase a maximum of 1,357,000 shares of common stock at an exercise price of $3.31 per share. This option is currently exercisable and expires in June 2009. The agreement also provides for a salary of $300,000 and annual bonuses based on a sliding scale of pre-tax income. If the President is terminated without cause, he will receive his annual base salary for a period of sixty months. This agreement has a rolling five-year term, which began in June 1999. Mr. Morini received a bonus of $53,706 based on the results of operations for the fiscal year ended March 31, 2003. This bonus was applied as a payment towards his advance account in which the Company had distributed prepaid bonuses prior to June 2002.

     Additionally, in connection with the employment agreement for Angelo S. Morini, the Company consolidated two full recourse notes receivable ($1,200,000 from November 1994 and $11,572,200 from October 1995) related to the exercise of 2,914,286 shares of the Company's common stock into a single note receivable in the amount of $12,772,200 that is due on June 15, 2006. This new consolidated note is non-interest bearing and non-recourse and is secured by the 2,914,286 shares of common stock. Per the employment agreement, this loan may be

                         GALAXY NUTRITIONAL FOODS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)

     forgiven upon the occurrence of any of the following events: 1) Mr. Morini is terminated without cause; 2) there is a material breach in the terms of Mr. Morini's employment agreement; or 3) there is a change in control of the Company for which Mr. Morini did not vote "FOR" in his capacity as a director or a shareholder.

     The Company currently has employment agreements with several of its key employees that provide for up to five-year severance in the event they are terminated without cause.

     Litigation
     ----------
     On May 17, 2002, Schreiber Foods, Inc. of Green Bay, Wisconsin, filed a lawsuit against the Company in the federal district court for the Eastern District of Wisconsin ("Wisconsin lawsuit"), being Case No. 02-C-0498, alleging various acts of patent infringement. The Complaint alleges that the Company's machines for wrapping of individual cheese slices, manufactured by Kustner Industries, S.A. of Switzerland, known as models KE and KD, and the Company's machines for producing individually wrapped slices manufactured by Hart Design Mfg., Inc. of Green Bay, Wisconsin, infringe certain claims of U.S. Patents Nos. 5,112,632, 5,440,860, 5,701,724 and 6,085,680. Schreiber Foods is seeking a preliminary and permanent injunction prohibiting the Company from further infringing acts and is also seeking damages in the nature of either lost profits or reasonable royalties. Schreiber Foods has not specified the amount of money damages it plans to seek at the time of trial; however, preliminary discussions between the parties lead the Company to conclude that the amount requested will be at least several million dollars, and will be based roughly on a cents-per-pound of product formula.

     The  '860  and  '724   Patents--and  the  Kustner  machines  for  producing
     individually wrapped slices--were the subject of a lawsuit commenced by Schreiber in 1997 against Beatrice Foods and others in the Eastern District of Wisconsin, being Case No. 97-CV-11. Schreiber alleges that the machines that were at issue in that case are similar to the Kustner machines in use by the Company. In the 1997 lawsuit, the matter was tried to a jury, which found the Kustner machines to infringe and awarded Schreiber $26 million in a verdict of August 25, 1998. On March 30, 2000, however, the judge reversed that verdict, entered a finding of no infringement on the part of Beatrice, and dismissed the case. Schreiber appealed that order to the Court of Appeals for the Federal Circuit, which entered its judgment on appeal on February 27, 2002. The appeals court reversed the action of the trial court, found that substantial evidence supported the jury's finding of infringement, and ordered the jury verdict reinstated. However, the Company understands that a motion to rescind the verdict and judgment is currently pending. Schreiber has also commenced a similar action against Borden, Inc., and others, in March 2002, but no result has yet been reached in that case.

     Several years prior to the filing of the lawsuit against the Company, the Company modified its Kustner machines. The two Hart Design machines were modified by the manufacturer from the standard Hart Design configuration and were delivered to the Company as modified. The Company believes that the modifications to the machines take them even further outside the ambit of the Schreiber patents at issue.

     As well, the Company has, through legal counsel, advised the Court of the scope it believes should be given to the claims at issue in the lawsuit (as part of the so-called Markman briefing process). Schreiber has taken a different view of the claims. The Court has scheduled a hearing on the issue for August 4, 2003; the result of that hearing is expected to narrow the issues of the case.

     The Company and Schreiber recently participated in a Court-sponsored mediation of claims that did not result in a settlement agreement. Based upon the failure of the mediation process to resolve the matter, the Company has requested the formal opinion of patent counsel with regard to the merits of Schreiber's patent and Schreiber's claims of infringement. Patent counsel has advised that, in his opinion, the patent claim interpretation being asserted by the Company in the Markman briefing process is the correct one, and that the Company's machines do not infringe the patent claims if that claim interpretation is adopted by the Court. Of course, the Court's ruling on the pending claim interpretation issues may affect those conclusions.

                         GALAXY NUTRITIONAL FOODS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)

(7)  CAPITAL STOCK
     -------------
     Notes Receivable for Common Stock
     ---------------------------------
     The Financial Accounting Standards Board issued Interpretation No. 44 ("FIN 44"), which clarifies the application of APB Opinion 25 relating to the accounting consequences of various modifications to fixed stock options. FIN 44 covers specific events that occurred after December 15, 1998 and was effective as of July 2, 2000. FIN 44 clarified that when an option is repriced, it is treated as a variable option and is marked to market each quarter. Accordingly, any increase in the market price of the Company's common stock over the exercise price of the options, that was not previously recorded, is recorded as compensation expense at each reporting period. If there is a decrease in the market price of the Company's common stock compared to the prior reporting period, the reduction is recorded as compensation benefit. Compensation benefit is limited to the original base exercise price (the "floor") of the options. In accordance with FIN 44, the underlying shares related to the $12,772,200 note receivable from Angelo S. Morini, as disclosed in Notes 6 and 9, are treated as variable due to the nature of the note being non-interest bearing and non-recourse. The Company recorded non-cash compensation income of $3,060,000 and non-cash compensation expense of $1,960,000 and $1,100,000 for the years ended March 31, 2003, 2002 and 2001, respectively, to mark the options to market in accordance with variable accounting.

     Employee Stock Purchase Plan
     ----------------------------
     In January 1992, the Company's stockholders approved the 1991 Employee Stock Purchase Plan (the "1991 Purchase Plan"). The 1991 Purchase Plan provides for the sale of up to an aggregate of 85,714 shares of common stock to eligible employees. Up to 500 shares may be purchased by each eligible employee at the lesser of 85% of the fair market value of the shares on the first or last business day of the six-month purchase periods ending August 31 and February 28. Substantially all full-time employees are eligible to participate in the plan. During the year ended March 31, 2003, 9,880 shares were issued under this plan at prices of $1.55 and $2.80 per share. During the year ended March 31, 2002, 11,648 shares were issued under this plan at prices of $4.63 and $4.80 per share. During the year ended March 31, 2001, 10,264 shares were issued under this plan at prices of $3.63 and $4.09 per share. The weighted average fair value of the shares issued were $1.99, $4.78, and $3.77 per share for the fiscal years ended March 31, 2003, 2002 and 2001, respectively. As of March 31, 2003, there were 46,134 shares available for purchase under the Plan.

     Common Stock Options and Warrants Issued for Services
     -----------------------------------------------------
     During the fiscal years ended March 31, 2003, 2002, and 2001, consulting expense of $153,238, $413,662, and $16,444, respectively, was recognized on common stock options and warrants granted to officers, directors and consultants. This expense is included in non-cash compensation in the Company's Statements of Operations.

     Stock Warrants
     --------------
     At March 31, 2003, the Company had common stock warrants outstanding, which were issued in connection with sales consulting, financial consulting, and financing arrangements. Information relating to these warrants is summarized as follows:

                         GALAXY NUTRITIONAL FOODS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)

                                          Number of
     Expiration Date                      Warrants         Exercise Price
     ---------------                    ------------       --------------

     September 2004                            7,500           $  4.25
     October 2004                            200,000              3.41***
     August 2005                               7,143              2.05
     December 2005                            81,500              3.90
     January 2006                             33,571              2.05
     July 2006                                10,000              5.00
     January 2007                             42,592              5.74
     June 2007                                40,000              2.05
     June 2007                               122,549              5.52
     April 2008                               50,000              2.05
     August 2008                               1,429              2.05
     January 2009                              1,429              2.05
     June 2009                               143,000              2.05
     June 2012                                 2,143              2.05
                                        ------------
                                             742,856
                                        ============

     *** In accordance with the terms of the Warrant Purchase Agreements, the exercise price on these warrants was reduced to $1.80 per share upon the close of the equity financing in May 2003, as described in
     Note 17.

     Stock Options
     -------------
     At March 31, 2003, the Company has three employee stock option plans, which were adopted in 1987, 1991, and 1996 and has granted additional non-plan stock options. Under the Company's stock option plans, qualified and nonqualified stock options to purchase up to 200,500 shares of the Company's common stock may be granted to employees and members of the Board of Directors. The maximum and typical term of options granted under the plans is ten years. Generally, options vest from zero to three years. The Company applies APB Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for these plans. Under the provisions of APB Opinion 25, if options are granted or extended at exercise prices less than fair market value, compensation expense is recorded for the difference between the grant price and the fair market value at the date of grant.

     SFAS No. 123, "Accounting for Stock Based Compensation", requires the Company to provide pro-forma information regarding net income (loss) and earnings (loss) per share amounts as if compensation cost for the Company's employee and director stock options had been determined in accordance with the fair market value-based method prescribed in SFAS No. 123. The Company estimates the fair value of each stock option at the grant date by using a Black-Scholes option-pricing model. The following assumptions were used for options issued during the periods:

     Year Ended                 March 31, 2003   March 31, 2002   March 31, 2001
     ----------                 --------------   --------------   --------------
     Dividend Yield                  None             None             None
     Volatility                   37% to 44%           38%              46%
     Risk Free Interest Rate    1.71% to 5.03%        4.75%       4.42% to 5.69%
     Expected Lives in Months      60 to 120           120              120

                         GALAXY NUTRITIONAL FOODS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)

     The  following  table  summarizes   information  about  plan  stock  option
     activity:

                                             Weighted-Average   Weighted-Average
                                              Exercise Price     Fair Value of
                                  Shares        per Share       Options Granted
                               ------------    ------------     ---------------
     Balance, March 31, 2000        106,006    $       4.51                --
     Granted - at market             34,608            4.25      $       2.70
     Cancelled                       (6,930)           4.68                --
                               ------------    ------------

     Balance, March 31, 2001        133,684            4.60                --
     Granted - at market              6,858            5.52      $       3.19
     Exercised                       (4,143)           4.71                --
     Cancelled                      (32,855)           5.00                --
                               ------------    ------------

     Balance, March 31, 2002        103,544            4.54                --
     Granted - at market             25,858            4.37      $       2.51
     Exercised                       (1,000)           4.25                --
     Cancelled                      (23,096)           2.43                --
                               ------------    ------------

     Balance, March 31, 2003        105,306    $       2.66                --
                               ============    ============

     At March 31, 2003, 2002 and 2001, a total of 85,306, 84,955, and 88,508 of the outstanding plan options were exercisable with a weighted-average exercise price of $2.80, $4.69, and $4.97 per share, respectively.


         The following table summarizes information about non-plan stock option activity:

                                             Weighted-Average   Weighted-Average
                                              Exercise Price     Fair Value of
                                  Shares         per Share      Options Granted
                               ------------    ------------     ---------------

     Balance, March 31, 2000      1,552,001    $       3.63                --
     Granted - at market            343,125            3.91      $       2.39
     Cancelled                       (7,143)           8.47                --
                               ------------    ------------

     Balance, March 31, 2001      1,887,983            3.66                --
     Granted - at market            830,000            4.54      $       2.63
     Cancelled                      (12,143)           6.59                --
                               ------------    ------------

     Balance, March 31, 2002      2,705,840            3.93                --
     Granted - at market          3,907,041            3.51      $       1.72
     Cancelled                   (2,066,041)           2.06                --
                               ------------    ------------

     Balance, March 31, 2003      4,546,840    $       3.17                --
                               ============    ============

     At March 31, 2003,  2002,  and 2001, a total of 4,002,507,  2,068,340,  and
     1,881,283 of the outstanding non-plan options were exercisable with a weighted-average exercise price of $3.19, $3.73, and $3.67, respectively.

                         GALAXY NUTRITIONAL FOODS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)

     The following table summarizes information about plan and non-plan stock options outstanding and exercisable at March 31, 2003:

                                      Weighted-    Weighted-                  Weighted-
                                       Average      Average                    Average        Weighted
        Range of         Options      Remaining    Exercise      Options      Remaining       -Average
     Exercise Prices   Outstanding      Life         Price     Exercisable      Life       Exercise Price
     ---------------   ----------     ---------    --------    -----------    ---------    --------------
     $ 1.60 - 1.99        132,143     9.7 years     $ 1.79         27,143     9.3 years        $ 1.66
       2.00 - 2.99      1,785,491     9.1 years       2.12      1,551,158     9.1 years          2.13
       3.00 - 3.99      1,721,198     6.5 years       3.43      1,721,198     6.5 years          3.43
       4.00 - 4.99        577,074     8.7 years       4.29        352,074     9.0 years          4.22
       5.00 - 5.99        432,797     4.3 years       5.20        432,797     4.3 years          5.20
       6.00 -19.25          3,443     4.3 years      10.42          3,443     4.3 years         10.42
                       ----------                              ----------
                        4,652,146                               4,087,813
                       ==========                              ==========

     Option and Warrant Repricing
     ----------------------------
     On October 11, 2002 through unanimous consent of the Board of Directors, the Company repriced all outstanding options granted to employees prior to this date (4,284,108 shares at former prices ranging from $2.84 to $10.28) to the market price of $2.05 per share. In addition, the Company repriced the outstanding warrants held by current consultants prior to this date (291,429 shares at former prices ranging from $3.31 to $5.50) to the market price of $2.05 per share. This stock option repricing resulted in variable accounting treatment for these stock options beginning with the quarter ended December 31, 2002 until the related options have been cancelled, expired or exercised. On December 4, 2002, as a result of discussions and negotiations with certain major shareholders, the Company's President agreed to reverse the repricing of his 3,692,035 options for the purpose of improving shareholder value and lessening potential financial statement expense. Although the exercise prices of the options were reversed back to their original amounts, the Company is still required to account for any outstanding options related to these reversed-repriced options and all new options issued to the Company's President prior to June 4, 2003 in accordance with variable accounting standards each quarter.

     Variable accounting treatment will result in unpredictable stock-based compensation expense or income depending on fluctuations in quoted prices for the Company's common stock. The remaining variable options and warrants as of March 31, 2003 was 3,891,485 of which none were vested and "in-the-money" based on the Company's closing stock price of $1.87 on March 31, 2003. Therefore, there was no non-cash compensation recorded in fiscal 2003 related to these variable options and warrants. Assuming no further options or warrants are exercised or cancelled and all are vested, a $0.01 increase in the Company's stock price will result in a non-cash compensation expense of approximately $39,000.

     Reserved
     --------
     At March 31, 2003, the Company has reserved common stock for future issuance under all of the above arrangements totaling 5,517,952 shares.

     Preferred and Common Stock Issuances
     ------------------------------------
     On April 6, 2001, in accordance with an exemption from registration under Regulation D promulgated under the Securities Act of 1933, as amended, the Company received from BH Capital Investments, L.P. and Excalibur Limited Partnership (the "Series A Preferred Holders") proceeds of approximately $3,082,000 less costs of $181,041 for the issuance of 72,646 shares of the Company's Series A convertible preferred stock with a face value of $3,500,000 and warrants to purchase shares of the Company's common stock. The shares are subject to certain designations, preferences and rights including the right to convert such shares into shares of common stock at any time. The per share conversion price is now equal to the lower of (x) $1.75 or (y) 95% of the average of the two lowest closing bid prices on the American Stock Exchange of the common stock out of the fifteen trading days

                         GALAXY NUTRITIONAL FOODS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)

     immediately prior to conversion. The liquidation preference of each preferred share is approximately $48.18 plus all accrued dividends that are then unpaid for each share of the Series A convertible preferred stock ($56.85 at March 31, 2003).

     In no case, however, shall any Series A Preferred Holder be permitted to convert the Series A convertible preferred stock in an amount that would cause such holder to beneficially own at any given time, in the aggregate, such number of shares of common stock which would exceed 9.99% of the aggregate outstanding shares of common stock, unless such holder waives such restriction upon not less than 61 days prior notice to the Company. The number of shares issuable upon conversion of the Series A convertible preferred stock will vary depending upon the closing bid prices of the Company's common stock on the AMEX.

     The Series A Preferred Holders have the right to require the Company to redeem their shares of preferred stock on April 6, 2005 or upon occurrence of other events, as defined. The redemption price shall be paid in cash at a price per preferred share equal to the greater of (a) 100% of the preference amount ($48.18 plus accrued dividends) or (b) an amount equal to the number of shares of common stock that would be then issuable upon conversion of the preferred stock and times the market price on the date of redemption. The market price is based on a five-day average of the closing bid prices for the five trading days prior to the date of redemption.

     The two Series A Preferred Holders received initial warrants to purchase an aggregate of 120,000 shares of common stock. The initial warrants were exercisable for a period of five years from April 6, 2001, at a per share exercise price of $5.30. Pursuant to a letter agreement dated October 5, 2001, the Company agreed to issue each Series A Preferred Holder additional warrants to acquire 60,000 shares of its common stock at an exercise price of $5.86 per share. In exchange for the warrants, the Series A Preferred Holders agreed to provide us certain consulting services, including the introduction of potential customers in Canada. Subsequently, the Company agreed to reduce the per share exercise price on all the warrants to $2.67 in order to induce the Series A Preferred Holders to exercise their warrants and to gain their required approval for a private placement in January 2002. On January 17, 2002, the Series A Preferred Holders exercised all 240,000 for a total of $640,800.

     On  December  26,  2002,  Excalibur  Limited  Partnership  and  BH  Capital
     Investments, L.P. converted 10,378 and 4,884 shares of the Series A convertible preferred stock, respectively, plus accrued dividends, into 424,950 and 199,986 shares of common stock, respectively. The conversion price was $1.3633 based on 95% of the average of the two lowest closing bid prices on the AMEX for the fifteen trading days immediately prior to conversion. On June 3, 2003, BH Capital Investments, L.P. converted 1,500 shares of the Series A convertible preferred stock into 52,302 shares of common stock. The conversion price was $1.6483 based on 95% of the average of the two lowest closing bid prices on the AMEX for the fifteen trading days immediately prior to conversion.

     The Series A Preferred Holders have the right to receive on any outstanding Series A convertible preferred stock a ten percent stock dividend on the shares, payable one year after the issuance of such preferred stock, and an eight percent stock dividend for the subsequent three years thereafter, payable in either cash or shares of preferred stock. For the years ended March 31, 2003 and 2002, the Company recorded preferred dividends of $264,314 and $709,400, respectively, in connection with the issuance of the preferred stock and warrants on April 6, 2001 and in connection with the issuance of common stock on September 25, 2001 as described below. On April 6, 2001, the Company recorded the initial carrying value of the preferred stock as $521,848, which included adjustment for the estimated fair value of the initial warrants ($277,200) and redemption warrants ($277,200). Each quarter the Company calculates the estimated redemption value based on the formulas stated above and the difference between the initial carrying value and the estimated redemption value is then accreted over the redemption period (48 months beginning April 2001) using the straight line method, which approximates the effective interest method. For the years ended March 31, 2003 and 2002, the Company recorded $1,370,891 and $1,379,443, respectively, related to the accretion of the redemption value of preferred stock and the beneficial conversion feature of accrued dividends. As of March 31, 2003, the value of the remaining 57,384 shares of redeemable convertible preferred stock is $2,324,671.

     On September 25, 2001, the Company issued an investor, in accordance with an exemption from registration under Regulation D promulgated under the Securities Act of 1933, as amended, (i) an aggregate of 522,648 shares of

                         GALAXY NUTRITIONAL FOODS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)

     common stock, $0.01 par value, and (ii) warrants to purchase 140,000 shares of common stock, $0.01 par value, at an aggregate sales price of approximately $3,000,000. Registration of the shares was completed by October 25, 2001. All 140,000 warrants were exercised in January 2002 at $4.50 per share for total proceeds of $630,000.

     In conjunction with the Series A Purchase Agreement, the Company agreed that it would not sell or enter into any agreement to sell any of its securities or incur any indebtedness outside the ordinary course of business for the time period beginning April 6, 2001 and continuing until three months after the date the investors' shares were effectively registered ("Anti-Financing Right"). To induce the Series A Preferred Holders to waive their Anti-Financing Right to allow the Company to proceed with transactions contemplated by the September 25, 2001 common stock issuance, the Company issued 30,000 shares of common stock to each of the two Series A Preferred Holders at a per share purchase price of par value ($.01). The difference between the total purchase price ($600) and the market value of the stock on the closing date ($360,000) is considered preferred stock dividends. This dividend amount of $359,400 is included in the preferred stock dividends amount for the year ended March 31, 2002 and therefore affects the computation of earnings per common share.

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

                         GALAXY NUTRITIONAL FOODS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)

(8)  INCOME TAXES
     ------------
     The components of the net deferred tax assets consist of the following:

     March 31,                                       2003             2002
     -------------------------------------------------------------------------

     Deferred tax assets:
       Net operating loss carry forwards         $ 13,391,000     $ 10,218,000
       Non-deductible reserves                        401,000        1,241,000
       Investment, alternative minimum and
         general business tax credits                 139,000          148,000
       Other                                          442,000          452,000
     -------------------------------------------------------------------------

     Gross deferred income tax assets              14,373,000       12,059,000
     Valuation allowance                          (11,029,000)      (9,992,000)
     -------------------------------------------------------------------------

     Total deferred income tax assets               3,344,000        2,067,000

     Deferred income tax liabilities:
       Depreciation and amortization               (3,344,000)      (2,067,000)
     -------------------------------------------------------------------------

     Net deferred income tax assets                        --               --
     Less current portion                                  --               --
     -------------------------------------------------------------------------

     Long-term deferred income tax asset                   --               --
     =========================================================================

     The valuation allowance increased by $1,037,000, $6,451,000 and $1,527,000 for the years ended March 31, 2003, 2002, and 2001, respectively. The Company has recorded a valuation allowance to state its deferred tax assets at estimated net realizable value due to the uncertainty related to realization of these assets through future taxable income.

     Significant components of income tax (expense) benefit are as follows:

     Years ended March 31,          2003             2002             2001
     -------------------------------------------------------------------------

     Current:
       Federal                  $         --     $         --     $         --
       State                              --               --               --
     -------------------------------------------------------------------------
                                          --               --               --
     -------------------------------------------------------------------------

     Deferred:
       Federal                            --       (1,353,900)         226,800
       State                              --         (206,100)          13,200
     -------------------------------------------------------------------------
                                          --       (1,560,000)         240,000
     -------------------------------------------------------------------------

                                $         --     $ (1,560,000)    $    240,000
     =========================================================================

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

                         GALAXY NUTRITIONAL FOODS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)

     The following summary reconciles differences from taxes at the federal statutory rate with the effective rate:

     -----------------------------------------------------------------------------------------------
     Years ended March 31,                                     2003            2002            2001
     -----------------------------------------------------------------------------------------------
     Federal income taxes at statutory rates                  (34.0%)         (34.0%)         (34.0%)
     Change in deferred tax asset valuation allowance         (93.4%)          41.8%           19.2%
     Alternative minimum tax                                     --              --              --
     Non deductible expenses:
        Non deductible compensation                            93.7%            4.3%            5.6%
        Imputed interest on note receivable                   (18.8%)           1.5%            4.4%
        Other                                                  52.5%           (3.5%)           1.4%
     Utilization of net operating loss carry forward             --              --              --
                                                           ----------      ----------      ----------

     Income taxes (benefit) at effective rates                   --            10.1%           (3.4%)
                                                           ==========      ==========      ==========

     Unused net operating losses for income tax purposes, expiring in various amounts from 2008 through 2021, of approximately $35,586,980 are available at March 31, 2003 for carry forward against future years' taxable income. Under Section 382 of the Internal Revenue Code, the annual utilization of this loss may be limited in the event there are changes in ownership.

(9)  RELATED PARTY TRANSACTIONS
     --------------------------
     In June 1999, in connection with an amended and restated employment agreement for Angelo S. Morini, the Company consolidated two full recourse notes receivable ($1,200,000 from November 1994 and $11,572,200 from October 1995) related to the exercise of 2,914,286 shares of the Company's common stock into a single note receivable in the amount of $12,772,200 that is due on June 15, 2006. This new consolidated note is non-interest bearing and non-recourse and is secured by the 2,914,286 shares of common stock. Per the June 1999 employment contract, this loan may be forgiven upon the occurrence of any of the following events: 1) Mr. Morini is terminated without cause; 2) there is a material breach in the terms of Mr. Morini's employment agreement; or 3) there is a change in control of the Company for which Mr. Morini did not vote "FOR" in his capacity as a director or a shareholder. In October 2000, the Company obtained a $1.5 million bridge loan from SouthTrust Bank, which is guaranteed by Mr. Angelo
     S. Morini, the Company's President, and secured by one million of his above mentioned 2,914,286 shares of the Company's common stock. These one million shares are expected to be released to the Company upon full payment of the bridge loan.

     Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) indicates that the exercise of options with a non-recourse note should be treated as the grant of a stock option. The Financial Accounting Standards Board issued Interpretation No. 44 ("FIN 44"), which clarifies the application of APB 25 relating to the accounting consequences of various modifications to fixed stock options. FIN 44 states that when an option is repriced, it is treated as a variable option and is marked to market each quarter. Accordingly, any increase in the market price of the Company's common stock over the exercise price of the options, that was not previously recorded, is recorded as compensation expense at each reporting period. If there is a decrease in the market price of the Company's common stock compared to the prior reporting period, the reduction is recorded as compensation benefit. Compensation benefit is limited to the original base exercise price (the "floor") of the options. In accordance with FIN 44, the underlying shares related to the $12,772,200 note receivable from Angelo S. Morini are treated as variable due to the nature of the note being non-interest bearing and non-recourse. The market price of the Company's stock decreased from $5.43 at March 31, 2002 to $1.87 at March 31, 2003. Therefore, the Company recorded a $3,060,000 decrease in non-cash compensation based on the change in the market price of the Company's common stock from $5.43 to the floor of $4.38 (the average base exercise price of the shares).

     In March 2002, Angelo S. Morini, the Company's President, loaned $330,000 to the Company in order for it to pay down certain notes payable that were coming due. This loan bears interest at prime (4.25% at March 31, 2002) and is due on or before June 15, 2006. On May 24, 2002, in consideration of this personal loan to the Company and his continued pledge of one million of his shares of the Company's common stock for the loan with

                         GALAXY NUTRITIONAL FOODS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)

     SouthTrust Bank (See Note 5), the Company granted Mr. Morini stock options to acquire 1,163,898 shares of common stock at an exercise price of $5.72 (110% of market) per share. On December 4, 2002, Mr. Morini cancelled these options with the Company as a result of discussions and negotiations with certain major shareholders for the purpose of improving shareholder value and lessening potential financial statement expense.

     On July 1, 2002, in consideration of his pledge of 250,000 shares of the Company's common stock to secure a $550,000 promissory note by the Company in favor of Excalibur Limited Partnership (See Note 3), the Company granted Mr. Morini stock options to acquire 289,940 shares of common stock at an exercise price of $5.17 (110% of market) per share. These options expire on July 1, 2007.

     On October 24, 2002, the Company entered into a special services agreement with Angelo S. Morini, authorizing him to author and promote "Veggiesizing, the stealth/health diet" book, which promotes the Company's products. In consideration of these services and for his continued personal pledges, the Company granted him 900,000 shares at the market price of $2.05 on October 24, 2002. On December 4, 2002, as a result of discussions and negotiations with certain major shareholders, Mr. Morini cancelled these options with the Company and accepted new options to acquire 510,060 shares of common stock - 200,000 options were granted at an exercise price of $4.08 per share and 310,060 were granted at an exercise price of $2.05 per share. These options expire on December 4, 2012. As a result of the cancellation and reissuance of options, the Company will account for these options in accordance with variable accounting standards.

     Included in the Balance Sheet as prepaid and other at March 31, 2003 and 2002 is $153,994 and $261,487 in advances to the Company's President.

     A director of the Company was paid consulting fees totaling $77,520, $79,600, and $27,000 for introductions into several large foodservice companies during the fiscal years ended March 31, 2003, 2002, and 2001, respectively.

     Beginning January 13, 2003, the Company entered into a vendor arrangement with one of its employees pursuant to which the employee would purchase raw materials for the Company approximating $500,000. The amounts paid for the purchased materials, plus interest at the rate of 15% per annum on such amounts, was due and paid in full by May 31, 2003.

(10) ECONOMIC DEPENDENCE
     -------------------
     For the fiscal years ended March 31, 2003, 2002 and 2001, the Company did not have any single customer that comprised more than 10% of net sales.

     For the fiscal year ended March 31, 2003, the Company purchased approximately $2,992,000 from one supplier totaling approximately 11% of purchases for the fiscal year. For the fiscal year ended March 31, 2002, the Company purchased approximately $3,522,000 from one supplier totaling approximately 12% of purchases for the fiscal year. For the fiscal year ended March 31, 2001, the Company did not have any single supplier that comprised more than 10% of purchases.

(11) EMPLOYEE BENEFIT PLAN
     ---------------------
     The Company has a 401(k) defined contribution plan covering all employees meeting certain minimum age and service requirements. The Company's contributions to the plan are determined by the Board of Directors and are limited to a maximum of 25% of the employee's contribution and 6% of the employee's compensation. Company contributions to the plan amounted to $21,820, $38,911, and $30,062 for the fiscal years ended March 31, 2003,
     2002 and 2001, respectively.

                         GALAXY NUTRITIONAL FOODS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)

(12) SUPPLEMENTAL CASH FLOW INFORMATION
     ----------------------------------
     During the year ended March 31, 2003, the Company recorded $70,000 related to the issuance of warrants in exchange for consulting services and $76,000 related to the issuance of warrants for loans.

     Years ended March 31,                                                      2003           2002           2001
     ----------------------------------------------------------------------------------------------------------------
     Non-cash financing and investing activities:
       Purchase of equipment through capital lease obligations and term
         notes payable                                                       $   94,763     $1,564,355     $       --
       Amortization of consulting and directors fees paid through
          issuance of common stock warrants                                     153,238        413,662         16,444
       Reduction in accounts payable through issuance of notes payable          347,475             --             --
       Reduction in accounts payable through issuance of common stock           839,158             --             --
       Original issuance discount related to price guarantee on FINOVA
         transaction                                                                 --             --        945,400
       Issuance of subordinated note payable related to price guarantee
         on Finova transaction                                                       --             --        815,000
       Exercise of warrants through reduction in line of credit                      --             --      2,321,929
       Preferred dividends recorded for preferred
         shareholder waiver received in exchange for
         issuance of common stock                                                    --        359,400            --
       Accrued preferred stock
          dividends                                                             264,314        350,000            --
       Beneficial conversion feature related to preferred stock dividends        62,035        120,321            --
       Accretion of discount on preferred stock                               1,308,856      1,259,122            --
       Discount related to preferred stock                                           --      2,003,770            --
     Cash paid for:
       Interest (expensed and capitalized)                                    2,349,002      3,579,953      2,873,822
       Income taxes                                                              51,037             --             --

(13) EARNINGS PER SHARE
     ------------------

     The following is a reconciliation of basic net earnings (loss) per share to diluted net earnings (loss) per share:

     Years ended March 31,                                          2003             2002            2001
     --------------------------------------------------------------------------------------------------------
     Net loss available to common shareholders                   $  (601,077)    $(19,147,995)    $(6,485,763)
                                                                 ============================================

     Weighted average shares outstanding - basic                  12,110,349       10,556,203       9,396,002
     "In-the-money" shares under stock option agreements                  --               --              --
     "In-the-money" shares under stock warrant agreements                 --               --              --
     Less:  Shares assumed repurchased under treasury stock
       method                                                             --               --              --
                                                                 --------------------------------------------

     Weighted average shares outstanding - diluted                12,110,349       10,556,203       9,396,002
                                                                 ============================================
     Basic net loss per common share                             $     (0.05)    $      (1.81)    $     (0.69)
                                                                 ============================================
     Diluted net loss per common share                           $     (0.05)    $      (1.81)    $     (0.69)
                                                                 ============================================

                         GALAXY NUTRITIONAL FOODS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)

     Potential conversion of the Series A convertible preferred stock for 1,985,787 shares, options for 4,652,146 shares and warrants for 742,856 shares have not been included in the computation of diluted net income
     (loss) per common share for the year ended March 31, 2003 as their effects were antidilutive. Potential conversion of the Series A convertible preferred stock for 769,034 shares, options for 2,809,384 shares and warrants for 490,878 shares have not been included in the computation of diluted net income (loss) per common share for the year ended March 31, 2002 as their effects were antidilutive. Options for 1,624,693 shares and warrants for 262,716 shares have not been included in the computation of diluted net income (loss) per common share for the year ended March 31, 2001 as their effects were antidilutive.

(14) FOURTH QUARTER ADJUSTMENTS
     --------------------------
     There were no significant or unusual adjustments in the fourth quarter of fiscal 2003.

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

     The effect of the above fourth quarter adjustments on the previous quarter is as follows:

                                                  Three Months Ended
                                                  December 31, 2001
                                                  ------------------
     Net Loss:
          As reported                                 (2,486,808)
          As restated                                 (3,206,901)

     Basic and Diluted Loss Per Share:
          As reported                                     $(0.27)
          As restated                                      (0.35)


(15) SCHEDULE OF VALUATION ACCOUNT
     -----------------------------

                                               Balance at       Charged to        Write-Offs,
                                              Beginning of      Costs and       Retirements and    Balance at
                                                  Year           Expenses         Collections      End of Year
     ---------------------------------------------------------------------------------------------------------
     Year Ended March 31, 2001:
       Allowance for trade receivables           $175,000         $250,212        $   50,212         $375,000

     Year Ended March 31, 2002:
       Allowance for trade receivables           $375,000       $4,274,242        $3,971,242         $678,000

     Year Ended March 31, 2003:
       Allowance for trade receivables           $678,000         ($68,000)       $  123,000         $487,000

     In addition to reserving for potential uncollectible accounts, the Company uses its allowance for trade receivables account to estimate future credits that will be issued to customers for items such as rebates, sales promotions,

                         GALAXY NUTRITIONAL FOODS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)

     coupons, and spoils that relate to current period sales. For the year ended March 31, 2003, the Company experienced only $123,460 related to bad debt (approximately 2% of the average balance for trade receivables and only 0.3% of net sales) Additionally, the Company decreased its estimated reserve for anticipated customer promotions, spoils, etc. in its allowance account by $190,967.

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

(17) SUBSEQUENT EVENTS
     -----------------
     On November 7, 2002, BH Capital Investments, L.P. and Excalibur Limited Partnership, as holders of a majority of the shares of the Series A convertible preferred stock, exercised their right under the Purchase Agreement to require the Company to solicit the approval of its shareholders for the Company's issuance of all of the shares of common stock potentially issuable upon conversion of the Series A convertible preferred stock in full and the exercise of their warrants. This right arose when the number of shares of common stock they are entitled to receive, assuming conversion of the all of the Series A convertible preferred stock and the exercise of their warrants, exceeded 15% of the Company's then-outstanding shares of common stock. The Company was required to hold a shareholders meeting to solicit such approval on or before February 5, 2003. Pursuant to a letter agreement in January 2003, the holders of the Series A convertible preferred stock agreed to extend the deadline to hold a meeting to March 31, 2003. Subsequently, pursuant to the Stock Purchase Option Agreement described below, the holders of the Series A convertible preferred stock agreed, among other things, to extend the deadline to September 30, 2003.

     On April 24, 2003, the Company and the holders of the Series A convertible preferred stock entered into that certain Stock Purchase Option Agreement, whereby the Company was granted the option to purchase all of the shares of the Series A convertible preferred stock owned by such holders at the time the purchase is consummated. The option may be exercised by the Company or its assigns at any time until the earlier of five days after the date of the Company's next annual shareholders meeting or September 30, 2003. Pursuant to such agreement, the holders of the Series A convertible preferred stock also agreed to extend the deadline to hold a shareholders meeting to September 30, 2003. In exchange for the option and the extension of the annual meeting date, the Company issued to each of BH Capital Investments, L.P. and Excalibur Limited Partnership warrants to purchase 250,000 shares of the Company's common stock. These warrants are exercisable until July 15, 2006 at an exercise price equal to $2.00 per share, which price was greater than the market value of our common stock on April 24, 2003. The Company agreed to register the shares underlying the warrants by no later than December 31, 2003.

                         GALAXY NUTRITIONAL FOODS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)

     On April 10, 2003, the Company entered into a credit arrangement with one of its greater than 5% shareholders pursuant to which the shareholder would purchase raw materials for the Company in an aggregate amount not to exceed $500,000. The amounts paid for the purchased materials, plus interest at the rate of 15% per annum on such amounts, was due and payable in full on July 9, 2003. In consideration of the credit arrangement, the Company issued to the shareholder a warrant to purchase 100,000 shares of the Company's common stock at an exercise price of $1.70. All amounts owed under the credit arrangement were repaid in full and such credit arrangement was terminated on June 27, 2003.

     Pursuant to the Company's Restated Certificate of Incorporation, the warrant issued to Mr. DeLuca caused the maximum conversion price of the Series A convertible preferred stock to decrease to $1.75, such that the conversion rate of the Series A convertible preferred stock to common stock is currently equal to the quotient of (i) $48.18, plus all accrued dividends that are then unpaid for each share of the Series A convertible preferred stock then held by the holder, divided by (ii) the lesser of (x) $1.75 or (y) 95% of the average of the two lowest closing bid prices of the common stock on the American Stock Exchange out of the fifteen trading days immediately prior to conversion.

     Pursuant to seven Securities Purchase Agreements dated May 21, 2003, the Company issued a total of 2,138,891 shares to seven investors for aggregate gross proceeds to the Company of $3,850,000. The purchase price of the shares was $1.80 per share. Pursuant to a Registration Rights Agreement dated May 21, 2003, the Company has agreed to register the shares of common stock purchased with the Securities and Exchange Commission no later than November 24, 2003. Sales to related parties under the Securities Purchase Agreements include: 555,556 shares of common stock sold at an aggregate sales price of $1,000,000 to Frederick DeLuca, a greater than 5% shareholder; 55,556 shares of common stock sold at an aggregate sales price of $100,000 to David H. Lipka, a Director of the Company; 83,333 and 55,556 shares of common stock sold at an aggregate sales price of $150,000 and $100,000, respectively, to Ruggieri of Windermere Family Limited Partnership and Ruggieri Financial Pension Plan, respectively, each an affiliate of John Ruggieri, the Company's Vice President of Manufacturing; 1,111,112 shares of common stock sold at an aggregate sales price of $2,000,000 to Fromageries Bel S.A., a leading branded cheese company in Europe which signed a Master Distribution and Licensing Agreement effective May 22, 2003 with the Company. Sales to non-related parties under the Securities Purchase Agreements include: 138,889 shares of common stock sold at an aggregate sales price of $250,000 Apollo Capital Management Group; and 138,889 shares of common stock sold at an aggregate sales price of $250,000 Apollo MicroCap Partners, L.P.

     On May 22, 2003, the Company entered into a Master Distribution and Licensing Agreement (the "Agreement") with Fromageries Bel S.A. ("Bel"), a leading branded cheese company in Europe. The Agreement became effective upon the closing of the Textron Financial Corporation asset based loan, the new $2 million loan from SouthTrust Bank and the private placements described above. Under the Agreement, the Company has granted Bel exclusive distribution rights for the Company's products (the "Products") in a territory comprised of the European Union States and to more than 21 other European countries and territories (the "Territory"). The Company has also granted Bel the exclusive option during the term of the Agreement to elect to manufacture the Products designated by Bel for distribution in the Territory. The term of the Agreement is ten years, provided that either of the parties may elect to terminate the Agreement by delivery of notice to the other between March 24, 2007 and May 22, 2007, which termination shall be effective as of first anniversary of the date of the notice of termination. Alternatively, the parties may mutually agree to continue operating under the Agreement, to convert the Agreement to a manufacturing and license agreement, or to terminate the Agreement.

                         GALAXY NUTRITIONAL FOODS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)

(18) QUARTERLY OPERATING RESULTS (UNAUDITED)
     ---------------------------------------
     Unaudited quarterly operating results are summarized as follows:

                                                                       Three Months Ended (Unaudited)
                                                      --------------------------------------------------------------
     2003                                               March 31        December 31     September 30      June 30
                                                      ------------     ------------     ------------    ------------
     Net sales(1)                                     $ 10,213,005     $  9,755,729     $ 10,062,331    $  9,977,704
     Gross margin(1)                                     3,222,414        2,949,866        3,015,101       2,741,200
     Net income (loss)                                    (241,059)        (476,568)         732,245       1,019,510
     Net income (loss) for common shareholders(2)           70,755       (1,823,610)         541,545         610,233
     Basic net income (loss) per common share(2)              0.01            (0.15)            0.05            0.05
     Diluted net income (loss) per common share(2)            0.01            (0.15)            0.04            0.05
     Stockholders' equity (2)                            6,440,346        6,470,626        7,111,328       7,062,553

                                                                       Three Months Ended (Unaudited)
                                                      --------------------------------------------------------------

     2002                                               March 31        December 31     September 30      June 30
                                                      ------------     ------------     ------------    ------------

     Net sales(1)                                     $  9,891,979     $ 10,106,550     $ 11,225,584    $ 11,702,991
     Gross margin(1)                                       140,501        2,751,300        1,677,886       3,081,055
     Net income (loss)                                  (9,950,452)         149,994       (5,016,923)     (2,241,771)
     Net income (loss) for common shareholders         (10,505,757)        (181,653)      (5,893,800)     (2,566,785)
     Basic and diluted net income (loss) per
       common share                                          (0.92)           (0.02)           (0.59)          (0.26)
     Stockholders' equity                                6,311,183       14,429,688       15,162,548      15,481,093

     (1) In accordance with Emerging Issues Task Force ("EITF") 01-09, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)", net sales and gross margin were previously restated for all quarters presented prior to March 31, 2002 due to the reclassification of slotting fees from selling expenses to sales. Net sales, gross margin and selling expenses were all reduced by slotting fee expenses of $164,768 and $1,570,427 in the fiscal years ended March 31, 2002 and 2001, respectively. For all periods presented hereon, net sales, gross margin and selling expenses were further reduced by coupons, rebates and other price discount expenses totaling $446,504, $653,913 and $335,927 for the fiscal years ended March 31, 2003, 2002 and 2001, respectively.

     (2) Amounts reflect a correction in the calculation for preferred stock accretion and preferred stock value for the quarters ended June 30, September 30 and December 31, 2002 reflected in the Company's amended Form 10-Q's for the applicable period.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not Applicable.

                                    PART III

ITEM  10.  DIRECTORS,   EXECUTIVE  OFFICERS,   PROMOTERS  AND  CONTROL  PERSONS;
COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table sets forth the current directors, executive officers and significant employees of the Company as of July 11, 2003, as well as their respective ages and positions with the Company:

NAME                                 AGE                          POSITIONS
-----------------------------------------------------------------------------------------------------
Charles L. Jarvie                     66        Director, Chairman of the Board of Directors
Angelo S. Morini                      60        Director, Vice-Chairman of the Board of Directors and
                                                  President
Thomas R. Dyckman (1) (2)             71        Director, Chairman of the Audit Committee
Joseph J. Juliano (2)                 52        Director
David H. Lipka (1) (2)                73        Director, Chairman of Compensation Committee
C. Anthony Wainwright (1) (2)         69        Director
Christopher J. New                    42        Director and Chief Executive Officer
Patrice M.A. Videlier                 60        Director
Salvatore Furnari                     38        Chief Financial Officer
LeAnn Hitchcock                       33        SEC  Compliance & Internal  Audit  Manager & Corporate
                                                  Secretary
Christopher Morini                    48        Vice President of New Business Development and Key
                                                  Accounts
John Jackson                          45        Vice President of Sales
John Ruggieri                         57        Vice President of Manufacturing
Kulbir Sabharwal                      60        Director of Technical Services

(1)  Audit Committee Member
(2)  Compensation Committee Member

The Board of Directors is currently comprised of the eight directors, including the Chairman of the Board, of which six are non-employee directors. The Chairman of the Board and the directors hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified. The executive officers of the Company are elected annually at the first Board of Directors meeting following the annual meeting of shareholders, and hold office until their respective successors are duly elected and qualified, unless sooner displaced.

Directors
---------

Charles L. Jarvie, a partner with Beta Capital Group, LLC, has had an illustrious business career. After twenty years with the Procter and Gamble Company (1959-1979), he was president of Dr. Pepper Company (1980-1983), and Fidelity Investments Marketing Corp. (1983-1984), and Chief Executive Officer of Schenley Industries, Inc. (1984-1988). He has also served as a director of Guinness America, Inc. (1988-1992), chief executive officer of New Era Beverage Company (1990-1992), chairman of Universal Sports America (1995-2000), president of Host Communications, Inc. (1992-2000), chairman of Streetball Partners, Inc. (1990-2000) and chairman of J/P Management Associates, Inc. (1990-present). His accomplishments include the acquisition of Canada Dry Corporation, and the sale of Schenley Industries, Host Communications and New Era Beverage Company. Mr. Jarvie has helped generate and implement and still enforces strategic plans for many successful turnarounds. Mr. Jarvie has numerous civic and business associations serving as a director or member of many prestigious organizations and companies. He is a graduate of Cornell University where he received both his B.S. and M.B.A.

Angelo S. Morini has been President of the Company since its inception and is the inventor of the Company's healthier dairy alternative formula. In December 2002, he was elected as the Vice-Chairman of the Board of Directors and President. On December 17, 2002, Mr. Morini resigned from his positions as Chief Executive Officer and Chairman of the Board. From 1987 to December 2002, he served as Chairman of the Board of Directors, President, and Chief Executive Officer. Between 1972 and 1980, Mr. Morini was the general manager of Galaxy Cheese Company, which operated as a sole proprietorship until its incorporation in May 1980. Prior to 1974, he was associated with the Food Service Division of Pillsbury Company and the Post Division of General Foods Company. In addition, he worked in Morini Markets, his family-owned and operated chain of retail grocery stores in the New Castle, Pennsylvania area. Mr. Morini received a B.S. degree in Business Administration from Youngstown State University in 1968. Mr. Morini's brother, Christopher Morini, works for the Company as Vice President of New Business Development and Key Accounts. Angelo S. Morini's wife, Julie
Morini, is employed by the Company in the marketing and public relations departments and until recently served as the Company's Corporate Secretary. Also, Mr. Morini's brother, Ronald Morini, works for the Company as an engineering consultant and his brother-in-law, Robert Peterson, is employed by the Company as a sales representative.

Thomas R. Dyckman is currently the Ann Whitney Olin Professor of Accounting at the S.C. Johnson Graduate School of Management at Cornell University, Ithaca, New York, and has been a professor at Cornell University since 1964. Mr. Dyckman also served as Acting Vice President of the University for Information Technology (1998-1999) at Cornell University. He has conducted management executive programs for Goodyear, IBM, Gould Pump, New England Telephone, Ocean Spray, Columbia University, G.T.E. and Sylvania. Mr. Dyckman served as a consultant on research issues to the Financial Accounting Standards Board (FASB) from 1977 to 1988. During the mid 1990's he was acting dean of the S.C. Johnson Graduate School of Management at Cornell University. He is a member of the American Accounting Association and the Accounting Researchers International Association, and completed terms with the Financial Accounting Standards Advisory Committee (1984-1987) and the Financial Accounting Foundation (1989-1993). Mr. Dyckman has more than sixty published articles and is the author of ten books. He received his B.A., M.B.A. and Ph.D. from the University of Michigan.

Joseph J. Juliano was elected to the Board of Directors on June 16, 1999. From 1973 to 1988, Mr. Juliano served in various management positions for Pepsi-Cola Company. In 1988, Mr. Juliano managed Pepsi Cola Company Bottling Operations where he achieved record sales and profits during his three-year tenure in this position. From 1991 to 1998, he served as Vice President of Prestige, Sports and Gaming for Pepsi Cola North America. In 1998, he was promoted to Vice President of Entertainment Sales, with expanded domestic and international account responsibilities encompassing movie theaters, theme parks, sports venues, golf management companies, theme restaurants, hotels, and casinos. Mr. Juliano currently serves on the board of Nevada Gold & Casinos, Inc, a developer of gaming properties. Mr. Juliano received his B.S. in marketing and Masters in Business Administration from St. John's University in New York City.

David H. Lipka spent forty years (1955-1995) with DCA Food Industries Inc., an international manufacturer of food ingredients and equipment with combined sales in excess of $1 billion per annum, holding positions of president, chief executive officer, and chief operating officer. Since 2001, Mr. Lipka has served on the board of directors of Doctor's Associates Inc. (Subway Stores) and has served on numerous boards including Dunkin Donuts Inc. (1989-1994), Allied-Lyons Inc. (1988-1994), and Kerry Group PLC (1995-1996). Mr. Lipka has also been chairman and chief executive officer of Pennant Foods and Leons Baking Company. He obtained a B.S. degree from Brooklyn College and attended the Graduate School of Business at New York University.

Mr. Lipka has agreed to serve as a director of the Company at the request of Frederick A. DeLuca, a beneficial owner of more than five percent (5%) of the Company's common stock. Both Messrs. Lipka and DeLuca are members of the Board of Directors of Doctor's Associates Inc.

C. Anthony Wainwright currently serves as vice-chairman on the board of Arnold Worldwide Partners (a division of Havas Advertising), a Boston advertising agency, which represents such major clients as Procter & Gamble, Coors, Volkswagen, Monster.com and Fidelity. Mr. Wainwright also currently serves on the boards of three other public companies including American Woodmark Corporation, Danka PLC and Marketing Services Group, Inc. In addition, Mr. Wainwright serves on various other private and charitable boards. From 1997 to 2001, he served as the vice chairman of McKinney & Silver, a North Carolina advertising agency and a unit of Havas Advertising/Arnold Worldwide. From 1995 to 1997, he served as the chairman of Harris Drury Cohen, a Ft. Lauderdale advertising agency. From 1990 to 1995, he served as chairman of Compton Partners, Saatchi & Saatchi, a $3.2 billion New York international advertising agency and subsidiary of Cordiant, PLC. From 1980 to 1989, Mr. Wainwright was the President and Chief Operating Officer of The Bloom Companies. From 1978 to 1980, he was the Executive Vice President and General Manager of The Marschalk Company (now Lowe Partners) and from 1969 to 1978 he was the President and Chief Executive Officer of Wainwright, Spaeth & Wright in Chicago. Mr. Wainwright received his B.A. in journalism from the University of Colorado and his Masters in Business Administration from the University of Chicago.

Christopher J. New was appointed the Company's Chief Marketing Officer and Vice President of Strategy on September 4, 2001. On December 14, 2001, the Board appointed Mr. New as Chief Operating Officer and on December 17, 2002 the Board appointed him as Chief Executive Officer. From 1993 through 2001, Mr. New was the Vice President of Commercial Strategies & Services for Tropicana Products of Bradenton, Florida. At Tropicana, Mr. New's responsibilities included direction and leadership of strategic planning, marketing, business development, sales planning, e-commerce, customer service and category management. Prior to his employment at Tropicana, Mr. New served as Senior Marketing Manager of Mott's USA, a division of Cadbury Schweppes, for four years. Mr. New received his M.S. in marketing and economics from Cornell University in 1986.

Patrice M.A. Videlier currently serves as Senior Vice President of Marketing - World for Fromageries Bel S.A. a company organized under the laws of France. Mr. Videlier has held numerous Sales and Marketing vice presidential positions over divisions such as the Natural Cheese Division, the European Division, and the International Worldwide Division; and he has served as a director for Fromageries Bel S.A. since 1990. From 1969 to 1989, Mr. Videlier was a senior marketing executive with Unilever Co. Mr. Videlier received his Masters in Business Administration from Indiana University. Mr. Videlier has agreed to serve as a director of the Company at the request of Fromageries Bel S.A., a beneficial owner of more than five percent (5%) of the Company's common stock.

Executive Officers
------------------

Salvatore Furnari, CPA was appointed the Company's Chief Financial Officer on July 8, 2002. From November 11, 2001 until July 8, 2002, Mr. Furnari served as the Company's Controller. Prior to joining the Company, Mr. Furnari was Corporate Controller and Treasurer of Pritchard Industries, Inc. From 1998 through 1999, he served as Chief Financial Officer and Vice President of Finance for Garage Management Corporation; and from 1993 until 1998, he was Chief Financial Officer of American Asset Corporation. Mr. Furnari received his B.S. in accounting from Queens College in New York City in May 1987.

LeAnn Hitchcock, CPA was appointed as the Company's Corporate Secretary in December 2002. Since July 8, 2002, she has served in her new role as the Company's SEC Compliance and Internal Audit Manager. From October 29, 2001 until July 8, 2002, Ms. Hitchcock served as the Company's Chief Financial Officer. From July 1997, Ms. Hitchcock was the Chief Financial Officer for Developed Technology Resource, Inc. (DTR) and its subsidiary, FoodMaster International LLC. Ms. Hitchcock was also the Chief Financial Officer of Galaxy

Foods Company from December 1995 to June 1997. From 1994 to 1995, she was a senior auditor for Coopers and Lybrand LLP in Orlando, FL. From 1992 to 1994, she worked for a local public accounting firm of Pricher and Company in Orlando as a senior auditor and tax accountant. Prior to 1992, Ms. Hitchcock worked for Arthur Andersen LLP as a staff auditor. Ms. Hitchcock obtained a B.S. in business administration and a B.S. in accounting from Palm Beach Atlantic College in West Palm Beach, Florida in May 1990, and a Masters in accounting information systems from Florida State University, Tallahassee, Florida in August 1991.

Christopher Morini has been the Vice President of New Business Development and Key Accounts since September 2001, having formerly served as Vice President of Marketing and International Sales for the Company since 1993. From 1986 through 1993, Mr. Morini was a Vice President of the Company, where he has been responsible for various sales and marketing divisions of the Company, including the Food Service, International Sales and Retail Sales divisions. Mr. Morini started with the Company as an area salesman in 1983 and became sales manager in 1984. Mr. Morini received a B.S. in economics from Slippery Rock University in 1978. Christopher Morini's brother, Angelo S. Morini, is the Vice-Chairman of the Board of Directors and President of the Company.

John Jackson has been Vice President of Sales for the Company since 1993. From 1985 through 1992, Mr. Jackson was director of sales for H.J. Heinz Company. Mr. Jackson received his B.S. in business administration and accounting from Mars Hill College in 1980.

John Ruggieri has been Vice President of Manufacturing since December 2002. Since 1990, Mr. Ruggieri has been the sole proprietor of Ruggieri Financial Services, a company that underwrites a variety of small loans and mortgages. From 1971 through 1990, Mr. Ruggieri served in numerous positions, including President and Chief Executive Officer, of Comar, Inc., which primarily produced glass and plastic containers for the pharmaceutical industry. Mr. Ruggieri received his B.A. from Rutgers University in Camden, New Jersey in 1968 and his Masters in Business Administration from The University of Pennsylvania in Philadelphia, Pennsylvania in 1985.

Significant Employees
'---------------------

Kulbir Sabharwal has been Director of Technical Services for the Company since 1991. Dr. Sabharwal worked as the Director of Research and Quality Control for Gilardies Frozen Foods from 1987 to 1990 and for Fisher Cheese Company from 1972 to 1986. Dr. Sabharwal received his Ph.D. from the Ohio State University in 1972.

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

Based solely upon the Company's review of those reports required by Section 16(a) and filed by or on behalf of the Company's officers, directors and stockholders owning greater than 10% of the Company's common stock, or written representations that no such reports were required which were submitted by such persons, the Company believes that during the fiscal year ended March 31, 2003, all of the officers and directors and stockholders owning greater than 10% of the Company's common stock complied with all applicable Section 16(a) filing requirements.

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table
--------------------------

The following table sets forth the compensation of the Company's Chief Executive Officer, its four other most highly compensated executive officers (the "Named Executive Officer"), as well as two additional individuals who were among the four most highly compensated executive officers prior to March 31, 2003, during the fiscal years ended March 31, 2003, 2002 and 2001:

                           SUMMARY COMPENSATION TABLE

                                                                     Long-Term    Compensation
                              Annual Compensation                      Awards        Payouts
          (a)              (b)       (c)        (d)         (e)          (f)           (g)          (h)       (i)

                                                           Other
                                                          Annual     Restricted     Securities                 All
                                                          Compen-       Stock       Underlying      LTIP      Other
Names and                 Fiscal    Salary     Bonus      sation      Award(s)     Options/SARs   Payouts  Compensation
Principal Position         Year      ($)        ($)         ($)          ($)           (#)          ($)      ($) (33)
-----------------------------------------------------------------------------------------------------------------------
Angelo S. Morini           2003    300,000    53,706 (1)  33,705 (2)      -         800,000 (5)      -          4,200
President &
Vice-Chairman              2002    300,000         -      31,407 (3)      -         375,000 (6)      -          3,450
of the Board (1)           2001    300,000         -      28,656 (4)      -         343,125 (7)      -          2,700

Christopher J. New         2003    165,673         -      16,564 (9)      -         125,000 (11)     -          2,855
Chief Executive Officer
(8)                        2002     89,693         -       7,583 (10)     -         100,000 (12)     -              -

Salvatore Furnari          2003    116,923         -         (32)         -          30,000 (14)     -          4,680
Chief Financial Officer
(13)                       2002     28,077         -         (32)         -          10,000 (15)     -            700

Keith Ewing                2001    125,000         -       9,716 (17)     -               -          -          3,000
Chief Financial Officer
(16)

LeAnn Hitchcock            2003     78,347         -         (32)         -          30,000 (19)     -          3,800
SEC Compliance, Internal   2002     62,487         -         (32)         -          30,000 (19)     -          2,100
Audit Manager &
Corporate Secretary(18)

Christopher Morini         2003    155,000         -      17,775 (21)     -          97,143 (24)     -          4,680
Vice President of Int'l    2002    155,000    23,000      18,865 (22)     -          75,000 (25)     -          3,450
Sales (20)                 2001    153,000         -      29,372 (23)     -               -          -          3,000

John Jackson               2003    138,000         -      12,241 (27)     -          96,429 (30)     -          2,600
Vice President of Sales
(26)                       2002    138,000    38,300      10,296 (28)     -          75,000 (31)     -          1,200
                           2001    128,000         -      10,390 (29)     -               -          -          2,700

(1) On December 17, 2002, Angelo S. Morini resigned from his positions as Chief Executive Officer and Chairman of the Board. Mr. Morini retained his position as President and accepted an appointment as Vice-Chairman of the Board in order to focus his attention on expanding the Company's brand awareness and marketing relationships. Mr. Morini is paid compensation and bonuses in accordance with his employment agreement dated June 15, 1999. Mr. Morini received a bonus of $53,706 based on the results for the fiscal year ended March 31, 2003.

(2) For the fiscal year ended March 31, 2003, the Company paid $21,081 in auto lease payments, $1,670 for automobile insurance, $10,598 for club dues and $356 for the employer's portion of 401k contributions for Mr. Morini.

(3) For the fiscal year ended March 31, 2002, the Company paid $20,833 in auto lease payments, $1,670 for automobile insurance, and $8,904 in club dues for Mr. Morini.

(4) For the fiscal year ended March 31, 2001, the Company paid $18,552 in auto lease payments, $1,200 for automobile insurance, and $8,904 in club dues for Mr. Morini.

(5) On July 1, 2002, the Board of Directors granted Mr. Morini options to acquire 289,940 shares of common stock at an exercise price of $5.17 per share (110% of market) in consideration of Mr. Morini's pledge of 250,000 shares of the

     Company's common stock to secure a $550,000 bridge loan to the Company from Excalibur Limited Partnership. Such options are fully exercisable and shall expire on July 1, 2007. Effective as of December 4, 2002, the Board of Directors granted Mr. Morini options to acquire 510,060 shares of common stock in accordance with the terms of a special services agreement between the Company and Mr. Morini for writing a comprehensive diet and recipe book about the Company and its products and for the potential distribution of this book worldwide. Of these 510,060 options, 200,000 have an exercise price of $4.08 per share and 310,060 have an exercise price of $2.05 per share. Such options are fully exercisable and shall expire on December 4, 2012. The market price on the date of grant was $1.67.

(6) In April 2001, Angelo S. Morini was granted incentive stock options to acquire 375,000 shares of common stock at an exercise price equal to the market price on the date of grant of $4.40 per share. One-fifth of such options shall become exercisable on each anniversary of the grant date until all such options are exercisable. Such options shall expire on April 19, 2011.

(7) In October 2000, the Company obtained a $1.5 million bridge loan from SouthTrust Bank, which is guaranteed by Mr. Morini and secured by the pledge of one million shares of the Company's common stock owned by him. In consideration of his guaranty and stock pledge in respect to this loan, the Company granted stock options to acquire 343,125 shares of common stock at an exercise price of $3.88 per share (109% of market). Such options are fully exercisable and shall expire on December 15, 2010.

(8)  On September 4, 2001,  Christopher  J. New was  appointed  Chief  Marketing
     Officer and Vice President of Strategy. In December 2001, the Board appointed Mr. New as Chief Operating Officer and on December 17, 2002, the Board appointed Mr. New as Chief Executive Officer. As such, he did not earn any compensation from the Company during the fiscal year ended March 31, 2001. Mr. New's current employment agreement provides for an annual base salary of $180,000.

(9) For the fiscal year ended March 31, 2002, the Company paid $14,835 for a car allowance and $1,729 for auto insurance for Mr. New.

(10) For the fiscal year ended March 31, 2002, the Company paid $7,583 to Mr. New for a car allowance.

(11) In December 2002, the Company granted options to acquire 25,000 shares of the Company's common stock at an exercise price equal to the market price on the date of grant of $1.67 per share to Mr. New in consideration for his continued employment with the Company. Such options are fully exercisable and expire December 5, 2012. In October 2002, the Company repriced 100,000 options, which were previously granted (as described below in footnote 12) and therefore are included.

(12) Under the terms of his employment agreement, Mr. New received an option to purchase up to 100,000 shares of the Company's common stock at an exercise price equal to the market price on the date of grant of $4.98 per share. On October 11, 2002, the Company repriced the options to purchase 100,000 shares from $4.98 per share to the then-market price of $2.05 per share. One-third of such options shall become exercisable in September each year until all such options are exercisable. In the event of a change in control, all such options shall immediately become exercisable. Such options expire July 16, 2011.

(13) On July 8, 2002, Salvatore Furnari was appointed Chief Financial Officer of the Company. From November 2002 to July 8, 2002, he worked as the Company's Controller. As such, he did not earn any compensation from the Company during the fiscal year ended March 31, 2001. Mr. Furnari's current employment agreement provides for an annual base salary of $130,000.

(14) On July 8, 2002, the Company granted options to acquire 20,000 shares of the Company's common stock at an exercise price equal to the market price on the date of grant of $4.55 per share to Mr. Furnari in consideration for his continued employment with the Company. On October 11, 2002, the Company repriced the options to purchase 20,000 shares from $4.55 per share to the then-market price of $2.05 per share. One-third of such options shall become exercisable each year in July 2003, 2004 and 2005 until all such options are exercisable. In the event of a change in control, all such options shall immediately become exercisable. Such options expire July 8, 2012. In October 2002, the Company repriced 10,000 options, which were previously granted (as described below in footnote 15) and therefore are included.

(15) Under the terms of his employment agreement, Mr. Furnari received an option to purchase up to 10,000 shares of the Company's common stock at an exercise price equal to the market price on the date of grant of $5.60 per share. On October 11, 2002, the Company repriced the options to purchase 10,000 shares from $5.60 per share to the then-market price of $2.05 per share. One-fourth of the options became exercisable February 12, 2002 and one-fourth shall become exercisable on each of the following December 12, 2002, 2003 and 2004. Such options expire November 12, 2011.

(16) In February of 2000, Keith Ewing was appointed as Chief Financial Officer. The base salary provided for Mr. Ewing was $125,000. On April 12, 2001, the Company terminated Mr. Ewing.

(17) For the fiscal year ended March 31, 2001, the Company paid $6,685 in lease payments for Mr. Ewing's automobile, and approximately $75 per month for automobile insurance and $2,131 in club dues for Mr. Ewing.

(18) On July 8, 2002, LeAnn Hitchcock was appointed SEC Compliance and Internal Audit Manager of the Company. From October 2001 to July 8, 2002, she worked as the Company's Chief Financial Officer. In December 2002, she was appointed as Corporate Secretary of the Company. As such, she did not earn any compensation from the Company during the fiscal year ended March 31, 2001. Ms. Hitchcock's current employment agreement provides for compensation of $70 per hour.

(19) Under the terms of her  employment  agreement,  Ms.  Hitchcock  received an option to purchase up to 30,000 shares of the Company's stock at an exercise price equal to the market price on the date of grant of $5.90 per share. On October 11, 2002, the Company repriced the options to purchase 30,000 shares from $5.90 per share to the then-market price of $2.05 per share. One-third of the options became exercisable immediately and one-third shall become exercisable on each of the following two anniversary dates of the date of grant. Such options expire October 29, 2011.

(20) Mr. C. Morini's current employment agreement provides for an annual base salary of $155,000. In March 2002, Mr. Morini received $23,000 in bonuses related to fiscal 2000.

(21) For the fiscal year ended March 31, 2003, the Company paid $12,595 in auto lease payments, $1,368 for automobile insurance, $3,663 for club dues and $149 for the employer's portion of 401k contributions for Mr. C. Morini.

(22) For the fiscal year ended March 31, 2002, the Company paid $12,536 in auto lease payments, $1,368 for automobile insurance, and $4,961 for club dues for Mr. C. Morini.

(23) For the fiscal year ended March 31, 2001, the Company paid $11,228 in auto lease payments, $1,200 for automobile insurance, and $16,944 for club dues for Mr. C. Morini.

(24) On October 11, 2002, the Company repriced all 97,143 outstanding options held by Mr. C. Morini from their original exercise price to the then-market price of $2.05 per share. The original exercise prices of the options were equal to the market price on the date of grant as follows: 14,286 options at $2.84, 714 options at $3.50; 75,000 options (as further described below in footnote 25) at $4.40 and 7,43 options at $8.47.

(25) In April 2001, Mr. C. Morini was granted an incentive stock option to purchase up to 75,000 shares of common stock at an exercise price equal to the market price on the date of grant of $4.40 per share. On October 11, 2002, the Company repriced the options to purchase 75,000 shares from $4.40 per share to the then-market price of $2.05 per share. One-third of such options shall become exercisable on each anniversary of the grant date until all such options are exercisable. Such options expire April 19, 2011.

(26) Mr. Jackson's current employment agreement provides for an annual base salary of $138,000. In March 2002, Mr. Jackson received $38,300 in bonuses related to fiscal 2000.

(27) For the fiscal year ended March 31, 2003, the Company paid $8,871 in auto lease payments, $1,379 for automobile insurance, and $1,991 for the employer's portion of 401k contributions for Mr. Jackson.

(28) For the fiscal year ended March 31, 2002, the Company paid $8,917 in auto lease payments and $1,379 for automobile insurance.

(29) For the fiscal year ended March 31, 2001, the Company paid $8,917 in auto lease payments and $1,473 for automobile insurance.

(30) On October 11, 2002, the Company repriced all 96,429 outstanding options held by Mr. Jackson from their original exercise price to the then-market price of $2.05 per share. The original exercise prices of the options were equal to the market price on the date of grant as follows: 14,286 options at $2.84; 75,000 options (as further described below in footnote 31) at $4.40 and 7,143 options at $8.47.

(31) In April 2001, Mr. Jackson was granted an incentive stock option to purchase up to 75,000 shares of common stock at an exercise price equal to the market price on the date of grant of $4.40 per share. On October 11, 2002, the Company repriced the options to purchase 75,000 shares from $4.40 per share to the then-market price of $2.05 per share. One-third of such options shall become exercisable on each anniversary of the grant date until all such options are exercisable. Such options expire April 19, 2011.

(32) Other than the options described in the footnotes above, there were no other annual compensation, perquisites or other personal benefits, securities or property equal to the lesser of $50,000 or 10% of the total annual salary and bonus reported for such Named Executive Officer.

(33) "All Other Compensation" represents the health insurance premiums paid by the Company on behalf of the indicated Named Executive Officer.

Option Grants in Last Fiscal Year Table
---------------------------------------

The following table summarizes for each Named Executive Officer each grant of stock options during the fiscal year ended March 31, 2003:

                                         OPTION GRANTS IN LAST FISCAL YEAR
--------------------------------------------------------------------------------------------------------------------
                                             Percent of      Exercise
                            Number of          Total          or Base
                           Securities         Options       Price($/Sh)
                           Underlying        Granted to
                             Options        Employees in                                           Grant Date Fair
         Name              Granted (#)    Fiscal Year (1)                   Expiration Date         Value ($) (2)
--------------------------------------------------------------------------------------------------------------------
Angelo S. Morini          1,163,898 (3)        14.2%           $5.72         May 24, 2012              $3,363,665
                          1,163,898 (4)        14.2%           $5.72         May 24, 2012              $3,363,665
                            289,940             3.5%           $5.17         July 1, 2007                $492,898
                            289,940 (4)(6)      3.5%           $5.17         July 1, 2007                $492,898
                            900,000 (3)        11.0%           $2.05       October 24, 2012            $1,116,000
                            200,000             2.4%           $4.08       December 4, 2012              $130,000
                            310,060             3.8%           $2.05       December 4, 2012              $288,356
                          1,357,000 (5)(6)     16.5%           $2.05         June 15, 2009             $1,384,140
                             13,072 (5)(6)      0.2%           $2.05        October 1, 2006               $13,333
                              7,143 (5)(6)      0.1%           $2.05       December 4, 2007                $7,286
                            343,125 (5)(6)      4.2%           $2.05       December 15, 2010             $349,986
                            375,000 (5)(6)      4.6%           $2.05        April 19, 2011               $382,500
                            142,857 (5)(6)      1.7%           $2.05         July 1, 2007                $145,714
Christopher New              25,000             0.3%           $1.67       December 5, 2012               $22,250
                            100,000 (5)         1.2%           $2.05         July 16, 2011               $102,000
Salvatore Furnari            20,000             0.2%           $4.55         July 8, 2012                 $52,400
                             20,000 (4)         0.2%           $2.05         July 8, 2012                 $20,400
                             10,000 (5)         0.1%           $2.05       November 12, 2011              $10,200
Christopher Morini              714 (5)         0.0%           $2.05        August 31, 2003                  $728
                              7,143 (5)         0.1%           $2.05         May 16, 2006                  $7,286
                             14,286 (5)         0.2%           $2.05      September 24, 2008              $14,572
                             75,000 (5)         0.9%           $2.05        April 19, 2011                $76,500
John Jackson                  7,143 (5)         0.1%           $2.05         May 16, 2006                  $7,286
                             14,286 (5)         0.2%           $2.05      September 24, 2008              $14,572
                             75,000 (5)         0.9%           $2.05        April 19, 2011                $76,500
LeAnn Hitchcock              30,000 (5)         0.4%           $2.05       October 29, 2011               $30,600
--------------------------------------------------------------------------------------------------------------------

(1) The total number of options granted, including repricings, to employees and directors in the fiscal year ended March 31, 2003 was 8,217,007, of which 3,932,899 were original grants and 4,284,108 were deemed grants due to the repricing on October 11, 2002, which repricing is described in the Report on Repricing of Options below.

(2) The Company estimated the fair value of the stock options at the grant date or the repricing date, as applicable, using a Black-Scholes option-pricing model with the following assumptions: (i) no dividend yield; (ii) 37% to 44% volatility, (iii) risk-free interest rate of 1.71% to 5.03%, and (iv) expected life of five to ten years.

(3) On December 4, 2002, as a result of discussions and negotiations with certain major shareholders, Mr. Morini cancelled these options with the Company.

(4) These options represent the options which were previously issued in the fiscal year ended March 31, 2003 as described in the line item immediately above this line item, and which were repriced to $2.05 per share on October 11, 2002.

(5) These options represent options which were issued prior to the most recent completed fiscal year, and which were repriced to $2.05 per share on October 11, 2002.

(6) On December 4, 2003, Mr. Morini agreed to reverse the repricing related to these shares and they reverted back to their exercise price before the October 11, 2003 repricing as indicated in the repricing table below.

Aggregate Option Exercises and Fiscal Year-End Option Value Table
-----------------------------------------------------------------

The following table summarizes for each Named Executive Officer each exercise of stock options during the fiscal year ended March 31, 2003 and the fiscal year-end value of unexercised options. The value of unexercised in-the-money options at March 31, 2003 is based on a value of $1.87 per share, the prior closing price of the Company's common stock on the American Stock Exchange on March 31, 2003:

    AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND YEAR-END OPTION VALUES

-----------------------------------------------------------------------------------------------------------------
                            Shares                      Number of Securities                   Value of
                         Acquired on     Value         Underlying Unexercised                 Unexercised
                           Exercise    Realized            Options/SARS at             In-the-Money Options/SARS
         Name                (#)          ($)            Fiscal Year-End (#)            at Fiscal Year-End ($)
-----------------------------------------------------------------------------------------------------------------
                                                    Exercisable    Unexercisable     Exercisable    Unexercisable
                                                   --------------------------------------------------------------
Angelo S. Morini              --           --       2,813,197          225,000            --               --
Christopher J. New            --           --          58,333           66,667          $5,000             --
Salvatore Furnari             --           --           5,000           25,000            --               --
LeAnn Hitchcock               --           --          20,000           10,000            --               --
Christopher Morini            --           --          72,143           25,000            --               --
John Jackson                  --           --          71,429           25,000            --               --
-----------------------------------------------------------------------------------------------------------------

Board Report on Repricing of Options
------------------------------------

The following report by the Board of Directors (as constituted on October 11, 2002) describes the repricing of options held by executive officers in the fiscal year ended March 31, 2003, and the basis for the repricing.

"On October 11, 2002 through unanimous consent of the Board of Directors, the Company repriced all outstanding options granted to employees prior to this date (4,284,108 shares at former prices ranging from $2.84 to $10.28) to the market price of $2.05 per share. In addition, the Company repriced the outstanding warrants held by current consultants prior to this date (291,429 shares at former prices ranging from $3.31 to $5.50) to the market price of $2.05 per share. This stock option repricing resulted in variable accounting treatment for these stock options beginning with the quarter ended December 31, 2002. This variable accounting treatment will continue until the related options have been cancelled, expired or exercised. On December 4, 2002, as a result of discussions and negotiations with certain major shareholders, Angelo S. Morini, the Company's President, agreed to reverse the repricing of his 3,692,035 options for the purpose of improving shareholder value and lessening potential financial statement expense. Although the exercise prices of the options were reversed back to their original amounts, the Company is still required to account for any outstanding options related to these reversed-repriced options and all new options issued to the Company's President prior to June 4, 2003 in accordance with variable accounting standards each quarter.

Respectively submitted by the Board of Directors: Angelo S. Morini
                                                  Joseph J. Juliano
                                                  Marshall K. Luther
                                                  Douglas A. Walsh"

The following table summarizes the repricing of options held by each executive officer during the last ten completed fiscal years:

--------------------------------------------------------------------------------------------------------------------
                                            Number of         Market        Exercise                    Length of
                                           Securities         Price          Price                   Original Option
                                           Underlying      of Stock at    of Option at               Term Remaining
                                          Options/ SARs       Time of        Time of         New        at Date of
                            Date of        Repriced or       Repricing      Repricing      Exercise    Repricing or
         Name              Repricing         Amended       or Amendment   or Amendment      Price     Amendment (in
                                               (#)              ($)            ($)            ($)        months)
--------------------------------------------------------------------------------------------------------------------
Angelo S. Morini          Oct 11, 2002    1,163,898 (1)(2)     $2.05          $5.72          $2.05          117
                          Oct 11, 2002      289,940 (1)        $2.05          $5.17          $2.05           57
                          Oct 11, 2002    1,357,000 (1)        $2.05          $3.31          $2.05           81
                          Oct 11, 2002       13,072 (1)        $2.05          $3.50          $2.05           48
                          Oct 11, 2002        7,143 (1)        $2.05          $3.50          $2.05           63
                          Oct 11, 2002      343,125 (1)        $2.05          $3.88          $2.05          100
                          Oct 11, 2002      375,000 (1)        $2.05          $4.40          $2.05          104
                          Oct 11, 2002      142,857 (1)        $2.05          $5.25          $2.05           57
                          Aug 31, 1993       13,072            $3.50         $25.02          $3.50           98
                          Aug 31, 1993        7,143            $3.50         $19.25          $3.50          113
Christopher New           Oct 11, 2002      100,000            $2.05          $4.98          $2.05          107
Salvatore Furnari         Oct 11, 2002       20,000            $2.05          $4.55          $2.05          119
                          Oct 11, 2002       10,000            $2.05          $5.60          $2.05          111
Christopher Morini        Oct 11, 2002          714            $2.05          $3.50          $2.05           11
                          Oct 11, 2002        7,143            $2.05          $8.47          $2.05           44
                          Oct 11, 2002       14,286            $2.05          $2.84          $2.05           73
                          Oct 11, 2002       75,000            $2.05          $4.40          $2.05          104
                          Aug 31, 1993        3,571            $3.50         $10.50          $3.50           98
John Jackson              Oct 11, 2002        7,143            $2.05          $8.47          $2.05           44
                          Oct 11, 2002       14,286            $2.05          $2.84          $2.05           73
                          Oct 11, 2002       75,000            $2.05          $4.40          $2.05          104
LeAnn Hitchcock           Oct 11, 2002       30,000            $2.05          $5.90          $2.05          110
--------------------------------------------------------------------------------------------------------------------

(1) On December 4, 2002, as a result of discussions and negotiations with certain major shareholders, Mr. Morini reversed the repricing of these options back to their original exercise prices.

(2) On December 4, 2002, as a result of discussions and negotiations with certain major shareholders, Mr. Morini cancelled these options with the Company.

Compensation of Directors
-------------------------

Standard Arrangements. Each non-employee director who served on the Board of Directors during the fiscal year ended March 31, 2003 was entitled to receive a fee of $2,500 plus expenses for each Board of Directors meeting in which they attended in person. Additionally, each non-employee director of the Company is entitled to receive, on October 1 of each year, options to purchase a number of shares of common stock equal to (i) 286 shares, if such director served for a full year prior to the October 1 anniversary date, or (ii) a pro rated amount equal to 24 shares for each full month served during the year prior to such anniversary date, if such director did not serve for a full year prior to the anniversary date. Such options are granted pursuant to the Company's 1991 Non-Employee Director Stock Option Plan, which was adopted by the Board of Directors on October 1, 1991, and approved by the shareholders of the Company on January 31, 1992, as the same was amended by that certain 1996 Amendment and Restatement of the 1991 Non-Employee Director Stock Option Plan (as amended, the "Director Plan").

Other Arrangements. During each of the fiscal years ended March 31, 2003, 2002 and 2001, Joseph J. Juliano, a director of the Company, received cash or benefits totaling $77,520, $79,600, and $27,000, respectively, in return for developing and maintaining business relationships with prospective and existing customers and suppliers on behalf of the Company. On December 17, 2002, the new independent directors, Charles L. Jarvie, Thomas R. Dyckman, Michael H. Jordan and David H. Lipka, were each granted options to acquire 200,000 shares of common stock at an exercise price of $2.17 per share (130% of the closing price of the common stock as reported by AMEX on December 4, 2002 which was the date they agreed to become a director of the Company) in consideration of their acceptance of positions as members of the Board of Directors. Mr. Jordan agreed to cancel his 200,000 options upon his resignation on April 1, 2003. The Company granted options to acquire 200,000 shares of common stock at an exercise price of $2.17 per share to Mr. Jordan's successor, C. Anthony Wainwright. Charles L. Jarvie, the Chairman of the Board, receives compensation of $60,000 per year for his services as Chairman.

Employment Agreements
---------------------

Angelo S. Morini. As of June 15, 1999, the Company entered into a new Employment Agreement (the "Agreement") with Angelo S. Morini, the Company's President and Chief Executive Officer. The Agreement has a rolling term of five years and provides for an annual base salary of $300,000. Additionally, Mr. Morini will receive an annual bonus in an amount equal to or between three and five percent of the Company's pre-tax net income for book purposes, depending on the level of pre-tax income achieved, as determined by the Company's independent certified public accounting firm. Other material provisions of the Agreement are as follows:

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

     3. If the Agreement is terminated by the Company without cause, Mr. Morini shall become fully vested in any stock options granted under the Agreement and all shares of common stock issued in connection with the exercise of such Purchase Rights and options, and shall receive all earned but unpaid base salary through the effective date of termination and all accrued but unpaid bonuses for the fiscal year(s) ending prior to the effective date of termination. Additionally, in the event that Mr. Morini's employment is terminated without cause or due to his death, total disability or legal incompetence, or if Mr. Morini terminates his employment upon a Change of Control, or if there is a material breach in the employment contract, the Company shall pay to Mr. Morini or his estate severance pay equal to Mr. Morini's annual base salary (before deductions for withholding, employment and unemployment taxes) for a period of sixty months and all amounts due in connection with his $12,772,200 loan (discussed below) will be forgiven.

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

     6. In connection with Mr. Morini's exercise of certain rights to purchase Company common stock, Mr. Morini has previously delivered two interest bearing promissory notes to the Company in the amounts of $11,572,200 and $1,200,000, representing the purchase price for such common stock purchases. The $11,572,200 Note is secured by certain shares of the Company's common stock owned by Mr. Morini. The Company agreed to cancel the $11,572,200 Note and the $1,200,000 Note (with the Company forgiving any accrued interest thereunder) and the parties entered into a new loan agreement in lieu thereof. Pursuant to the agreement, Mr. Morini and the Company executed a new non-interest bearing and non-recourse promissory note in the amount of $12,772,200 and a stock pledge agreement to secure the note. The Company has a security interest in the pledged shares.

On December 17, 2002, Mr. Morini resigned as Chief Executive Officer and as Chairman of the Board in order to focus his attention on expanding the Company's brand awareness and marketing relationships. Mr. Morini remains in his position as President and has been appointed the Vice-Chairman of the Board. Additionally, all terms and conditions of his employment contract from June 1999 as described above remain in effect.

Christopher J. New. On September 4, 2001, Christopher J. New was appointed Chief Marketing Officer and Vice President of Strategy. In December 2001, the Board appointed him to Chief Operating Officer and in December 2002, the Board appointed him to Chief Executive Officer. Mr. New's current employment agreement provides for a base salary of $180,000. Mr. New will also be entitled to receive a bonus of up to 40% of his base salary at fiscal year end with the qualification of such bonus to be determined by the Board of Directors. The agreement also provides for an automobile allowance up to $1,250 per month plus auto insurance. In the event of a change in ownership of the Company which results in his termination, Mr. New will be entitled to receive three years of his base salary as severance. In the event Mr. New's employment is otherwise terminated after September 4, 2002, but prior to September 4, 2003, he will be entitled to receive one year of his base salary as severance. In the event Mr. New's employment is terminated after September 4, 2003, but prior to September 4, 2004, he will be entitled to receive two years of his base salary as severance. In the event Mr. New's employment is terminated after September 4, 2004, he will be entitled to receive three years of his base salary as severance. Mr. New was also granted stock options to purchase 100,000 shares of common stock at an exercise price of $4.98. These options were repriced to $2.05 on October 11, 2002. The stock options will expire on September 4, 2011. One third of the stock options will vest on each anniversary of the grant date until fully vested. In the event the Company is purchased, all such stock options will immediately vest. On December 5, 2002, the Company granted stock options to purchase 25,000 shares of common stock at an exercise price of $1.67. These options will expire on December 5, 2012.

Salvatore Furnari. On November 11, 2001, Mr. Furnari was appointed the Company's Controller and received a stock option to purchase up to 10,000 shares of the Company's common stock at $5.60 per share. These options were repriced to $2.05 per share on October 11, 2002. One-fourth of the stock options are currently vested and one-fourth will vest in the anniversary of the grant date until fully vested. On July 8, 2002, Mr. Furnari was appointed the Company's Chief Financial Officer. Under the terms of his current employment agreement, he will receive an annual base salary of $130,000 and a stock option to purchase up to 20,000 shares of the Company's common stock at $4.55 per share. These options were repriced to $2.05 per share on October 11, 2002. One-third of the stock options will vest each year on the anniversary of the grant date until fully vested. In the event the Company is purchased, all such stock options will immediately vest. In the event Mr. Furnari's employment is terminated after July 8, 2003, he will be entitled to receive six months of his base salary as severance.

LeAnn Hitchcock. On October 29, 2001, LeAnn Hitchcock was appointed Chief Financial Officer of the Company. Ms. Hitchcock's employment agreement then provided for an annual base salary of $130,000. The agreement also provided Ms. Hitchcock with a non-qualified stock option to purchase up to 30,000 shares of the Company's common stock at an exercise price of $5.90 per share with one-third of the options vesting immediately and one-third on each of the following two anniversary dates of the date of grant. These options were repriced to $2.05 per share on October 11, 2002. In the event the Company is purchased, all such stock options will immediately vest. On July 8, 2002, Ms. Hitchcock changed her position with the Company to become its SEC Compliance and Internal Audit Manager with compensation of $70 per hour. In December 2002, Ms. Hitchcock was also appointed as Corporate Secretary of the Company.

Christopher Morini. Angelo S. Morini's brother, Christopher Morini, works for the Company as Vice President of New Business Development and Key Accounts. From February of 1993 until October 2001, Christopher Morini served as Vice President of Marketing. Mr. C. Morini's employment agreement provides for $126,250 base salary. In May 2000, his base salary was increased to $155,000 per year. The agreement also provides for an automobile lease with insurance, which together shall not exceed $1,100 per month and monthly country club dues. Mr. C. Morini will also be entitled to a bonus that shall not exceed 40% of his base salary based on certain personal and Company goals as established by the Company's Chief Executive Officer. In the event Mr. C. Morini's employment is terminated, Mr. C. Morini will be entitled to receive five years of his base salary as severance.

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

Additional  Information  with Respect to Insider  Participation  in Compensation
--------------------------------------------------------------------------------
Committee
---------

The Company did not have a compensation committee or a committee of the Board of Directors performing similar functions until March 27, 2003. Until December 4, 2002, compensation for executive officers other than Angelo S. Morini, the Company's President and former Chief Executive Officer, was determined independently by Mr. Morini.

Mr. Morini's current employment contract, as detailed above under Employment Agreements, was approved in June 1999 by Joseph J. Juliano, Marshall K. Luther and Douglas A. Walsh, each a member of the Board of Directors prior to December 17, 2002, after they conducted discussions and negotiations with Mr. Morini. Prior to June 2002, the Company advanced amounts to or paid amounts on behalf of Mr. Morini, which were to be charged against future bonuses under his employment agreement. As of July 11, 2003, Mr. Morini owes the Company approximately $140,000 related to these non-interest bearing advances. In March 2002, Angelo
S. Morini loaned $330,000 to the Company in order for it to pay down certain notes payable that were coming due. This loan bears interest at the prime rate (4.0% at July 11, 2003) and is due on or before June 15, 2006.

Mr. Morini's brother, Christopher Morini, works for the Company as Vice President of New Business Development and Key Accounts. Angelo S. Morini's wife, Julie Morini, is employed by the Company in the marketing and public relations departments and until recently served as the Company's Corporate Secretary. Also, Mr. Morini's brother, Ronald Morini, works for the Company as an engineering consultant and his brother-in-law, Robert Peterson, is employed by the Company as a sales representative.

Board Report on Executive Compensation
--------------------------------------

The following report describes the Company's executive officers' compensation for the fiscal year ended March 31, 2003:

The Company did not have a compensation committee or a committee of the Board of Directors performing similar functions until March 27, 2003. Until December 4, 2002, compensation for all employees other than Angelo S. Morini, the Company's President and former Chief Executive Officer, was determined independently by Mr. Morini. Compensation for Mr. Morini was determined by the Board of Directors, however, no action related to compensation for Mr. Morini was necessary during fiscal 2003 because Mr. Morini's compensation is established by his Employment Agreement dated June 15, 1999. The following discretionary option grants made to Mr. Morini during fiscal 2003 were approved by the Board of Directors at the time of their grant:

------------------------------------------------------------------------------------------------
                            Number of
                           Securities
                           Underlying
                             Options      Exercise or                           Grant Date Fair
         Name                Granted      Base Price        Grant Date             Value (1)
------------------------------------------------------------------------------------------------
Angelo S. Morini          1,163,898 (2)      $5.72         May 24, 2002           $3,363,665
                            289,940          $5.17         July 1, 2002             $492,898
                            900,000 (2)      $2.05       October 24, 2002         $1,116,000
                            200,000          $4.08       December 4, 2002           $130,000
                            310,060          $2.05       December 4, 2002           $288,356
------------------------------------------------------------------------------------------------

     (1) The Company estimated the fair value of the stock options at the grant date or the repricing date, as applicable, using a Black-Scholes option-pricing model with the following assumptions: (i) no dividend yield; (ii) 37% to 44% volatility, (iii) risk-free interest rate of 1.71% to 5.03%, and (iv) expected life of five to ten years.

     (2) On December 4, 2002, as a result of discussions and negotiations with certain major shareholders, Mr. Morini cancelled these options with the Company. Thus, total net shares remaining available for purchase under the fiscal 2003 option grants were 800,000.

Additionally, on October 11, 2002 through unanimous consent of the Board of Directors, the Company repriced all outstanding options granted to employees prior to this date (4,284,108 shares at former prices ranging from $2.84 to $10.28) to the market price of $2.05 per share. Mr. Morini owned 3,692,035 of the 4,284,108 repriced options. On December 4, 2002, as a result of discussions and negotiations with certain major shareholders, Mr. Morini agreed to reverse the repricing of his 3,692,035 options for the purpose of improving shareholder value and lessening potential financial statement expense.

For fiscal 2004, all compensation matters for officers and key management employees will be considered by the Company's Compensation Committee, which will present its recommendations to the Board of Directors for action. Compensation matters for all other employees will be considered and determined by the Company's Chief Executive Officer after general consultation with the Compensation Committee and in accordance with guidelines and policies that may from time to time be adopted by the Compensation Committee. The Compensation Committee is currently developing such guidelines and policies and, upon completion, they will be presented to the Board of Directors for consideration and approval.


Respectively submitted by the Compensation Committee:  David H. Lipka
                                                       Thomas R. Dyckman
                                                       Joseph J. Juliano
                                                       C. Anthony Wainwright

Stock Performance Graph
-----------------------

The following graph provides a comparison of the Company's cumulative total shareholder return on the Company's common stock with the cumulative total return of the Standard & Poor's SmallCap Index and a peer group index for the five-year period beginning April 1, 1998:

Comparative of Five Year (1) Cumulative Total Returns of (2)

                 GALAXY NUTRITIONAL FOODS COMMON STOCK, THE S&P
                  SMALLCAP INDEX (3) AND A PEER GROUP INDEX (4)
                               [GRAPHIC OMITTED]

          COMPARATIVE OF FIVE YEAR (1) CUMULATIVE TOTAL RETURNS OF (2)
                 GALAXY NUTRITIONAL FOODS COMMON STOCK, THE S&P
                  SMALLCAP INDEX (3) AND A PEER GROUP INDEX (4)

                                 1999        2000        2001        2002        2003
                               --------------------------------------------------------
Galaxy Nutritional Foods       $  57.12    $  54.36    $  72.82    $  80.04    $  27.56

S&P Small Cap                  $  80.20    $ 104.04    $ 101.96    $ 123.44    $  92.00

Peer Group                     $  81.41    $  70.04    $  71.28    $  52.87    $  40.49

(1)  Compares fiscal years ending on or about March 31st of the years indicated.

(2) The comparison of total return on investment assumes $100 invested on April 1, 1998 in Galaxy Nutritional Foods common stock and in each S&P Small Cap Index and the S&P Food Group Index.

(3) The S&P Small Cap Index is composed of public companies with market capitalizations between zero and $1 billion. As of July 11, 2003, the Company had a market capitalization of approximately $47 million.

(4) Companies in the Peer Group Index are as follows: Hain Celestial Group, Horizon Organic, Conagra Foods, International Multifoods, Lance, and Tofutti Brands.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

EQUITY COMPENSATION PLAN INFORMATION
------------------------------------

The following table describes the Company's compensation plans under which the Company's common stock are authorized for issuance as of July 11, 2003:

                   EQUITY COMPENSATION PLAN INFORMATION TABLE

                                                  (a)                   (b)                     (c)
Plan Category                           Number of Securities     Weighted-average       Number of securities
                                        to be issued upon        exercise price of      remaining available
                                        exercise of              outstanding options,   for future issuance
                                        outstanding options,     warrants and rights    under equity
                                        warrants and rights                             compensation plans
                                                                                        (excluding securities
                                                                                        reflected in column
                                                                                        (a))
Equity compensation plans approved by
security holders                               104,681                $  2.66                123,576

Equity compensation plans not
approved by security holders (1)             4,546,840                $  3.17                    N/A

                                        --------------------------------------------
Total                                        4,651,521                $  3.16
                                        ============================================

(1) The securities issued pursuant to equity compensation plans not approved by security holders include 4,546,840 options issued to employees or directors under individual compensation arrangements.

Security Ownership of Certain Beneficial Owners
-----------------------------------------------

The following tables describe the beneficial ownership of the Company's common stock and the Company's Series A convertible preferred stock by each person or entity known to the Company to be the beneficial owner of more than 5% of the outstanding shares of the Company's capital stock outstanding as of July 11, 2003. The tables show beneficial ownership in accordance with the rules of the Securities and Exchange Commission to include securities that a named person or entity has the right to acquire within 60 days.

                COMMON STOCK OWNERSHIP OF 5% OR MORE STOCKHOLDERS

                                           Amount and Nature of
Name and Address of Beneficial Owner     Beneficial Ownership (1)    Percent of Class (2)
-----------------------------------------------------------------------------------------
Angelo S. Morini
2441 Viscount Row
Orlando, Florida 32809                          6,257,719 (3)                34.8%

John Hancock Advisors, Inc.
200 Clarendon Street
Boston, Massachusetts 02117                     1,441,348 (4)                 9.5%

BH Capital Investments, L.P.
175 Bloor Street East
South Tower, 7th Floor
Toronto, Ontario, Canada M4W 3R8                  960,626 (5)                 5.9%

Excalibur Limited Partnership
33 Prince Arthur Avenue
Toronto, Ontario, Canada M5R IB2                1,215,590 (6)                 7.5%

Royce & Associates LLC
1414 Avenue of the Americas
New York, NY 10019                              1,181,800                     7.8%

Frederick A. DeLuca
c/o Doctor's Associates, Inc.
325 Bic Drive
Milford, Connecticut 06460                      1,269,842                     8.4%

Fromageries Bel S.A.
16, Bd Malesherbes 75008
Paris, France                                   1,111,112                     7.3%

(1) The inclusion herein of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of these shares.

(2) The total number of shares outstanding as of July 11, 2003 is 15,152,878. The percentages are calculated on the basis of the amount of shares outstanding plus shares which may be acquired through the exercise of options, warrants, rights or conversion privileges by such holder within sixty (60) days of July 11, 2003.

(3) Includes options to acquire 2,813,197 shares of the Company's common stock, which are currently exercisable at prices ranging from $2.05 to $5.25 per share. Options expire as to 13,072 shares on October 1, 2006, as to 432,797 on July 1, 2007, as to 7,143 shares on December 4, 2007, as to 1,357,000 shares on June 15, 2009, as to 343,125 on December 15, 2010, as to 150,000 on April 19, 2011, and as to 510,060 on December 4, 2012. Also includes a warrant to purchase 250 shares at an exercise price of $5.744 per share, which expires on January 17, 2007. With the exception of the options, 10,500 shares held in a nominee name, 286 shares held in joint tenancy and 714 shares held individually, all of Mr. Morini's shares and warrant are held by Morini Investments Limited Partnership, a Delaware limited liability partnership, of which Angelo Morini is the sole Limited Partner and Morini Investments LLC is the sole General Partner. Mr. Morini is the sole member of Morini Investments LLC.

(4) John Hancock Advisers, Inc. is a wholly-owned subsidiary of The Berkeley Financial Group, Inc., which is a wholly-owned subsidiary of John Hancock Subsidiaries, Inc., which a wholly-owned subsidiary of John Hancock Life Insurance Company, which is a wholly-owned subsidiary of John Hancock Financial Services, Inc. Pursuant to a Securities Purchase Agreement dated as of September 24, 2001, Hare & Co. f/b/o John Hancock Small Cap Value Fund, an affiliate of John Hancock Advisors, Inc., purchased 522,648 shares of common stock and warrants to purchase 140,000 shares of common stock, at an aggregate sales price of $3,000,000. The warrants held by Hare & Co. f/b/o John Hancock Small Cap Value Fund are exercisable at a price per share equal to $6.74 until September 25, 2006. Subsequently, the Company agreed to reduce the per share exercise price on all the warrants to $4.50 in order to induce Hare & Co. f/b/o John Hancock Small Cap Value Fund to exercise their warrants. All of the warrants were exercised in January 2002 at a price of $4.50 per share.

(5) In connection with an extension agreement, the Company issued to BH Capital Investments, L.P. a warrant to purchase 250,000 shares of the Company's common stock, which is exercisable until July 15, 2006 at $2.00 per share. On December 26, 2002, BH Capital Investments, L.P. converted 4,884 shares of the Series A convertible preferred stock, plus accrued dividends, into 199,986 shares of common stock. The conversion rate was $1.3633 based on 95% of the average of the two lowest closing bid prices on AMEX for the fifteen trading days immediately prior to conversion. On June 3, 2003, BH Capital Investments, L.P. converted 1,500 shares of the Series A convertible preferred stock into 52,302 shares of common stock. The conversion price was $1.6483 based on 95% of the average of the two lowest closing bid prices on the AMEX for the fifteen trading days immediately prior to conversion. BH Capital Investments, L.P. informed the Company that it owned 156,488 shares of the Company's common stock as of July 11, 2003. Additionally, BH Capital Investments, L.P. still holds 29,939 shares of the Series A convertible preferred stock, which are presently convertible with accrued dividends into 990,375 shares of common stock. However, BH Capital Investments, L.P., together with its affiliates (which includes Excalibur Limited Partnership), may not convert the Series A convertible preferred stock in excess of that number of the Series A convertible preferred stock that, upon giving effect to such conversion, would cause the aggregate number of shares of common stock beneficially owned by BH Capital Investments, L.P. and its affiliates to exceed 9.99% of the outstanding shares of common stock following such conversion, unless BH Capital Investments, L.P. waives such restriction upon not less than 61 days prior notice to the Company.

     Pursuant  to the terms of the  Series A  convertible  preferred  stock,  BH
     Capital Investments, L.P. and Excalibur Limited Partnership cannot collectively own more than 9.99% of the outstanding shares of the Company's common stock without providing 61 days prior notice to the Company (as of July 11, 2003, the Company has not received such notice). Because BH Capital Investments, L.P. currently owns 156,488 shares of common stock, excluding unconverted Series A convertible preferred stock, and Excalibur Limited Partnership currently owns 381,452 shares of common stock, including shares underlying warrants but excluding unconverted Series A convertible preferred stock, BH Capital Investments, L.P. may only convert its Series A convertible preferred stock into 554,138 shares of common stock as of July 11, 2003. In the event Excalibur Limited Partnership converts any of its Series A convertible preferred stock into shares of common stock, BH Capital Investments, L.P.'s beneficial ownership of common stock would be reduced by such number of shares (e.g., if Excalibur Limited Partnership converted its shares of the Series A convertible preferred stock into 100,000 shares of common stock, then the number of shares of common stock beneficially owned by BH Capital Investments, L.P. would be reduced by 100,000 shares, absent a waiver of the 9.99% limitation).

(6) In addition to the beneficial ownership described below, in consideration of a $550,000 short-term promissory note made by Excalibur Limited Partnership (which has been repaid in full), the Company issued Excalibur Limited Partnership a warrant for consulting services to purchase 30,000 shares of common stock which is exercisable until June 26, 2007 at a price equal to $5.50 per share. These warrants were repriced to $2.05 on October 11, 2002. In connection with an extension agreement, the Company also issued to Excalibur Limited Partnership a warrant to purchase 250,000 shares of the Company's common stock which is exercisable until July 15, 2006 at $2.00 per share. On December 26, 2002, Excalibur Limited Partnership converted 10,378 shares of the Series A convertible preferred stock, plus accrued dividends, into 424,950 shares of common stock. The conversion rate was $1.3633 based on 95% of the average of the two lowest closing bid prices on AMEX for the fifteen trading days immediately prior to conversion. Excalibur Limited Partnership informed the Company that it owned 381,452 shares of the Company's common stock as of July 11, 2003. Additionally, Excalibur Limited Partnership holds 25,945 shares of the Series A convertible preferred stock, which are presently convertible with accrued dividends into 858,255 shares of common stock. However, Excalibur Limited Partnership, together with its affiliates (which includes BH
     Capital Investments, L.P.), may not convert the Series A convertible preferred stock in excess of that number of the Series A convertible preferred stock that, upon giving effect to such conversion, would cause the aggregate number of shares of common stock beneficially owned by Excalibur Limited Partnership and its affiliates to exceed 9.99% of the outstanding shares of common stock following such conversion, unless Excalibur Limited Partnership waives such restriction upon not less than 61 days prior notice to the Company.

     Pursuant  to the terms of the  Series A  convertible  preferred  stock,  BH
     Capital Investments, L.P. and Excalibur Limited Partnership cannot collectively own more than 9.99% of the outstanding shares of the Company's common stock without providing 61 days prior notice to the Company (as of July 11, 2003, the Company has not received such notice). Because BH Capital Investments, L.P. currently owns 156,488 shares of common stock, excluding unconverted Series A convertible preferred stock, and Excalibur Limited Partnership currently owns 381,452 shares of common stock, including shares underlying warrants but excluding unconverted Series A convertible preferred stock, Excalibur Limited Partnership may only convert its Series A convertible preferred stock into 554,138 shares of common stock as of July 11, 2003. In the event BH Capital Investments, L.P. converts any of its Series A convertible preferred stock into shares of common stock, Excalibur Limited Partnership's beneficial ownership of common stock would be reduced by such number of shares (e.g., if BH Capital Investments, L.P. converted its shares of the Series A convertible preferred stock into 100,000 shares of common stock, then the number of shares of common stock beneficially owned by Excalibur Limited Partnership would be reduced by 100,000 shares, absent a waiver of the 9.99% limitation).

    SERIES A CONVERTIBLE PREFERRED STOCK OWNERSHIP OF 5% OR MORE STOCKHOLDERS

                                           Amount and Nature of
Name and Address of Beneficial Owner     Beneficial Ownership (1)    Percent of Class
-------------------------------------------------------------------------------------
BH Capital Investments, L.P.  (2)
175 Bloor Street East
South Tower, 7th Floor
Toronto, Ontario, Canada M4W 3R8             29,939 Series A              53.6%

Excalibur Limited Partnership  (2)
33 Prince Arthur Avenue
Toronto, Ontario, Canada M5R IB2             25,945 Series A              46.4%

(1) The inclusion herein of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of these shares.

(2) Pursuant to a certain Series A Preferred Stock and Warrants Purchase Agreement dated as of April 6, 2001, BH Capital Investments, L.P. and Excalibur Limited Partnership each purchased 36,323 shares of the Company's Series A convertible preferred stock and warrants to purchase 60,000 shares of common stock, at an aggregate sales price of approximately $3,082,000. BH Capital Investments, L.P. and Excalibur Limited Partnership exercised their warrants and the Company has been informed that they have sold all of the shares received upon the exercise of the warrants. As of July 11, 2003, the holders of the Series A convertible preferred stock were each entitled to an additional $9.71 per outstanding preferred share, or 11,264 total additional shares of the Series A convertible preferred stock, for dividends accrued on their initial purchase of the Series A convertible preferred stock. This dividend is payable in cash or shares of the Series A convertible preferred stock at the Company's discretion. However, in accordance with the terms of our asset-based loan from Textron Financial Corporation, we are prohibited from paying dividends in cash without Textron's consent. On December 26, 2002, Excalibur Limited Partnership and BH Capital Investments, L.P. converted 10,378 and 4,884 shares of the Series A convertible preferred stock, respectively, plus accrued dividends, into 424,950 and 199,986 shares of common stock, respectively. The conversion rate was $1.3633 based on 95% of the average of the two lowest closing bid prices on the AMEX for the fifteen trading days immediately prior to conversion. On June 3, 2003, BH Capital Investments, L.P. converted 1,500 shares of the Series A convertible preferred stock into 52,302 shares of common stock. The conversion price was $1.6483 based on 95% of the average of the two lowest closing bid prices on the AMEX for the fifteen trading days immediately prior to conversion.

Security Ownership of Management
--------------------------------

The following table describes the beneficial ownership of the Company's common stock by (i) each Named Executive Officer, (ii) each director, and (iii) all of the Company's directors and executive officers as a group, outstanding as of July 11, 2003. The tables show beneficial ownership in accordance with the rules of the Securities and Exchange Commission to include securities that a named person or entity has the right to acquire within 60 days:

                                            Amount and Nature of
Name and Address of Beneficial Owner      Beneficial Ownership (1)     Percent of Class (2)
-------------------------------------------------------------------------------------------
Charles L. Jarvie                                  200,000 (5)                  1.3%

Angelo S. Morini                                 6,257,719 (3)                 34.8%

Thomas R. Dyckman                                  200,000 (5)                  1.3%

Joseph J. Juliano                                   43,215 (4)                   *

David H. Lipka                                     255,556 (5)                  1.7%

C. Anthony Wainwright                              203,470 (5)                  1.3%

Christopher J. New                                  98,254 (6)                   *

Salvatore Furnari                                   12,166 (7)                   *

LeAnn Hitchcock                                     25,893 (8)                   *

Christopher Morini                                  72,143 (9)                   *

John Jackson                                        75,131 (10)                  *


All executive officers and
  directors as a group                           7,826,136                     40.6%

* Less than 1%.

(1) The inclusion herein of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of these shares.

(2) The total number of shares outstanding as of July 11, 2003 is 15,152,878. The percentages are calculated on the basis of the amount of shares outstanding plus shares which may be acquired through the exercise of options, warrants, rights or conversion privileges by such holder within sixty (60) days of July 11, 2003.

(3) Includes options to acquire 2,813,197 shares of the Company's common stock which are currently exercisable at prices ranging from $2.05 to $5.25 per share. Options expire as to 13,072 shares on October 1, 2006, as to 432,797 on July 1, 2007, as to 7,143 shares on December 4, 2007, as to 1,357,000 shares on June 15, 2009, as to 343,125 on December 15, 2010, as to 150,000 on April 19, 2011, and as to 510,060 on December 4, 2012. Also includes a warrant to purchase 250 shares at an exercise price of $5.744 per share, which expires on January 17, 2007. With the exception of the options, 10,500 shares held in a nominee name, 286 shares held in joint tenancy and 714 shares held individually, all of Mr. Morini's shares and warrant are held by Morini Investments Limited Partnership, a Delaware limited liability partnership, of which Angelo Morini is the sole Limited Partner and Morini Investments LLC is the sole General Partner. Mr. Morini is the sole member of Morini Investments LLC.

(4) Mr. Juliano, a current member of the Company's Board of Directors, is the beneficial owner of 33,571 shares of common stock issuable upon the exercise of warrants held by JCII Corporation, of which Catherine Juliano, Mr. Juliano's wife, is the sole shareholder. The exercise price of the warrants is $2.05 per share and they expire on January 31, 2006. These warrants had an original exercise price of $4.81 per share, but were repriced to $2.05 on October 11, 2002. These warrants were granted as compensation for JCII Corporation's introductions of key accounts to the Company. Mr. Juliano also beneficially owns 6,571 shares of common stock, held of record by JCII Corporation. Additionally, Mr. Juliano was granted options to acquire 3,073 shares of the Company's common stock. All of these options were issued at the closing bid price as quoted on the American Stock Exchange on the date of the grant. All of the options are currently exercisable at $2.05 to $6.00 per share. Options expire as to 2,143 shares on May 27, 2009, 72 shares on October 1, 2009, 286 shares on each October 1, for the years 2010, 2011 and 2012. All of JCII Corporation's and Mr. Juliano's options and warrants currently are exercisable.

(5) Includes currently exercisable options to acquire 200,000 shares of the Company's common stock at $2.17 per share, which expire on December 17, 2012 for all except Mr. Wainwright's options, which expire on April 1, 2013.

(6) Includes currently exercisable options to acquire 66,666 shares of the Company's common stock at $2.05 per share, which expire on July 16, 2011. These options had an original exercise price of $4.98 per share, but were repriced to $2.05 on October 11, 2002. Also, includes currently exercisable options to acquire 25,000 shares of the Company's common stock at $1.67 per share, which expire on December 5, 2012. Includes a warrant to purchase 1,318 shares of the Company's common stock at an exercise price of $5.744 per share, which expires on January 17, 2007.

(7) Includes currently exercisable options to acquire 5,000 and 6,666 shares of the Company's common stock at $2.05 per share, which expire on November 12, 2011 and July 8, 2012, respectively. These options had an original exercise price of $5.60 and $4.55 per share, respectively, but were repriced to $2.05 on October 11, 2002.

(8) Includes currently exercisable options to acquire 20,000 shares of the Company's common stock at $2.05 per share, which expire on October 29, 2011. These options had an original exercise price of $5.90 per share, but were repriced to $2.05 on October 11, 2002. Also includes a warrant to purchase 250 shares at an exercise price of $5.744 per share, which expires on January 17, 2007.

(9) Includes currently exercisable options to acquire 72,143 shares of the Company's common stock at $2.05 per share. These options had an original exercise prices ranging from $2.84 to $8.47 per share, but were repriced to $2.05 on October 11, 2002. Options expire as to 714 on August 31, 2003, as to 7,143 shares on May 16, 2006, as to 14,286 shares on September 24, 2008, and as to 50,000 shares on April 19, 2011.

(10) Includes currently exercisable options to acquire 71,429 shares of the Company's common stock at $2.05 per share. These options had an original exercise prices ranging from $2.84 to $8.47 per share, but were repriced to $2.05 on October 11, 2002. Options expire as to 7,143 shares on May 16, 2006, as to 14,286 shares on September 24, 2008, and as to 50,000 shares on April 19, 2011.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Transactions with Management and Others
---------------------------------------

Employment Agreements

Please see "ITEM 11. EXECUTIVE COMPENSATION - Employment Agreements."

Options Grants to Management

Please see "ITEM 11. EXECUTIVE COMPENSATION - Option Grants in Last Fiscal Year Table." and the Report on Repricing of Options" for a discussion regarding the repricing of certain options granted to the Company's executive officers.

On December 4, 2002, Mr. Morini cancelled options to acquire 1,163,898 shares of the Company's common stock at an exercise price of $5.72 (110% of market) per share which he had been granted on May 24, 2002, in consideration of his personal loan to the Company and his continued guaranty and pledge of one million of his shares of the Company's common stock for the loan with SouthTrust Bank.

On December 4, 2002, Mr. Morini cancelled options to acquire 900,000 shares of the Company's common stock at an exercise price of $2.05 per share (100% of market). These options were granted to him on October 24, 2002 in connection with a special services agreement between the Company and Angelo S. Morini, authorizing him to author and promote "Veggiesizing, the stealth/health diet" book, which promotes the Company's products. On December 4, 2002, the Company then issued him new options to acquire 510,060 shares of common stock - 200,000 options were granted at an exercise price of $4.08 per share and 310,060 were granted at an exercise price of $2.05 per share. These options expire on December 4, 2012.

Other Transactions
------------------

Angelo S. Morini, Vice-Chairman and President

On June 15, 1999, in conjunction with the entry into a new employment agreement, the Company agreed to a consolidation of Mr. Morini's two existing promissory notes in favor of the Company into a single note payable in the amount of $12,772,200 due and payable on June 15, 2006. This note is non-interest bearing, non-recourse to Mr. Morini, and is secured by 2,914,286 shares of the Company's common stock beneficially owned by Mr. Morini. In the event of certain circumstances, the loan may be forgiven in full. The Company has a security interest in the pledged shares. The current outstanding balance of the obligation is $12,772,200.

Prior to June 2002, the Company advanced amounts to or paid amounts on behalf of Mr. Morini, which were to be charged against future bonuses under his employment agreement. As of July 11, 2003, Mr. Morini owes the Company approximately $140,000 related to these non-interest bearing advances.

In November 2000, Angelo S. Morini secured a $1.5 million bridge loan to the Company from SouthTrust Bank with a personal guaranty and a pledge of 1,000,000 of the above-mentioned shares of common stock as collateral. In consideration of the pledge of his shares, the Company granted Mr. Morini stock options to acquire 343,125 shares of common stock at an exercise price of $3.88 per share. These options expire on December 15, 2010.

In August 2001, the Board of Directors agreed to extend the exercise period of options to acquire 13,072 shares of common stock held by Angelo S. Morini by five years, from October 1, 2001 to October 1, 2006.

Pursuant to a Securities Purchase Agreement dated as of January 17, 2002, Angelo
S. Morini, the Company's President and then Chief Executive Officer, purchased 1,000 shares of common stock and warrants to purchase 250 shares of common stock, at an aggregate sales price of $4,744. The warrants held by Mr. Morini are exercisable at a price per share equal to $5.744. All of the warrants are exercisable until January 17, 2007. The shares of common stock purchased and those underlying the warrants were included in Registration Statement No. 333-83248, filed with the Securities and Exchange Commission on February 22, 2002.

In March 2002, Angelo S. Morini, the Company's President, loaned $330,000 to the Company in order for it to pay down certain notes payable that were coming due. This loan bears interest at prime (4.0% at July 11, 2003) and is due on or before June 15, 2006. On May 24, 2002, in consideration of this personal loan to the Company and his continued guaranty and pledge of one million of his shares of the Company's common stock for the loan with SouthTrust Bank, the Company granted Mr. Morini stock options to acquire 1,163,898 shares of common stock at an exercise price of $5.72 (110% of market) per share. On December 4, 2002, Mr. Morini cancelled these options with the Company as a result of discussions and negotiations with certain major shareholders for the purpose of improving shareholder value and lessening potential financial statement expense.

On July 1, 2002, in consideration of his pledge of 250,000 shares of the Company's common stock to secure a $550,000 promissory note by the Company in favor of Excalibur Limited Partnership, the Company granted Mr. Morini stock options to acquire 289,940 shares of common stock at an exercise price of $5.17 (110% of market) per share. These options expire on July 1, 2007.

On October 24, 2002, the Company entered into a special services agreement with Angelo S. Morini, authorizing him to author and promote "Veggiesizing, the stealth/health diet" book, which promotes the Company's products. In consideration of these services and for his continued personal pledges, the Company granted him 900,000 shares at the market price of $2.05 per share on October 24, 2002. On December 4, 2002, as a result of discussions and negotiations with certain major shareholders, Mr. Morini cancelled these options with the Company and accepted new options to acquire 510,060 shares of common stock - 200,000 options were granted at an exercise price of $4.08 per share and 310,060 were granted at an exercise price of $2.05 per share. These options expire on December 4, 2012.

Mr. Morini's brother, Christopher Morini, works for the Company as Vice President of New Business Development and Key Accounts. Angelo S. Morini's wife, Julie Morini, is employed by the Company in the marketing and public relations departments and until recently served as the Company's Corporate Secretary. Mr. Morini's brother, Ronald Morini, works for the Company as an engineering consultant and was paid $68,400 and $75,578 in consulting fees and benefits during the fiscal years ended March 31, 2002 and March 31, 2003, respectively. Mr. Morini's brother-in-law, Robert Peterson, is employed by the Company as a sales representative. Mr. Peterson's total compensation for the fiscal years ended March 31, 2002 and March 31, 2003 were $100,550 and $118,980, respectively (which includes salary, bonuses, 401k employer contributions, car allowance and health benefits).

John Ruggieri, Vice President of Manufacturing

In January 2003, Ruggieri of Windermere Family Limited Partnership, an affiliate of Mr. John Ruggieri's, entered into a credit arrangement with the Company pursuant to which the partnership would purchase for the Company raw materials approximating $500,000. The amounts paid for the purchased materials, plus interest at the rate of 15% per annum on such amounts, was due and paid in full by May 31, 2003.

Pursuant to a Securities Purchase Agreement dated as of May 21, 2003, Ruggieri of Windermere Family Limited Partnership and Ruggieri Financial Pension Plan, each an affiliate of Mr. Ruggieri, purchased 83,333 and 55,556 shares of common stock, respectively, at an aggregate sales price of $150,000 and $100,000, respectively. Pursuant to a Registration Rights Agreement dated as of May 21, 2003, the Company has agreed to register the shares of common stock purchased with the Securities and Exchange Commission no later than November 24, 2003.

Patrice M.A. Videlier, Director

Effective May 22, 2003, the Company entered into a Master Distribution and Licensing Agreement with Fromageries Bel S.A., a leading branded cheese company in Europe, of which Mr. Videlier is the Senior Vice President of Marketing - World. Under the agreement, the Company has granted Fromageries Bel S.A. exclusive distribution rights for the Company's products in a territory comprised of the European Union States and to more than 21 other European countries and territories, as well as the exclusive option during the term of the agreement to elect to manufacture the products designated by Fromageries Bel S.A. for distribution in the territory. Fromageries Bel S.A. also purchased 1,111,112 the Company's common stock at a purchase price of

$1.80 per share for a total investment of $2,000,000 pursuant to a Securities Purchase Agreement dated as of May 21, 2003 between the Company and Fromageries Bel S.A.

Joseph J. Juliano, Director

During each of the fiscal years ended March 31, 2003, 2002 and 2001, Joseph J. Juliano, a director of the Company, received cash or benefits totaling $77,520, $79,600 and $27,000, respectively, in return for developing and maintaining business relationships with prospective and existing customers and suppliers on behalf of the Company. From April 2002 to May 31, 2003, the Company leased an apartment in New York from 400 East 84th Street Associates, LP at $6,460 per month and allowed Mr. Juliano use of this apartment in lieu of direct cash payments for Mr. Juliano's services.

BH Capital Investments, L.P., and Excalibur Limited Partnership, the Series A Preferred Stockholders

Pursuant to a Series A Preferred Stock and Warrants Purchase Agreement, the Company agreed not to sell or enter into any agreement to sell any of its securities or incur any indebtedness outside the ordinary course of business for the time period beginning on April 6, 2001 and continuing until 90 days after the date the shares issuable to BH Capital Investments, L.P. and Excalibur Limited Partnership, upon the conversion of the Series A preferred stock and exercise of warrant held by such stockholders have been registered pursuant to an effective registration statement filed with the Securities and Exchange Commission. In order to induce such stockholders to waive this right to allow the completion of a private placement, the Company agreed to issue 30,000 shares of common stock to each of them. Such shares were issued on September 25, 2001 and were included in the Registration Statement No. 333-70884, filed with the Securities and Exchange Commission on October 3, 2001.

Pursuant to a letter agreement dated October 5, 2001, the Company agreed to issue warrants to acquire 60,000 shares of common stock at an exercise price of $5.86 per share to each of BH Capital Investments, L.P. and Excalibur Limited Partnership. In exchange for the warrants, BH Capital Investments, L.P. and Excalibur Limited Partnership agreed to provide the Company certain consulting services, including the introduction of potential customers in Canada. Subsequently, the Company agreed to reduce the per share exercise price of the warrants to $2.67 in order to induce BH Capital Investments, L.P. and Excalibur Limited Partnership to exercise their warrants and to gain their required approval for a private placement. On January 17, 2002, BH Capital Investments, L.P. and Excalibur Limited Partnership each exercised all of such warrants. The shares of common stock issued upon the exercise of the warrants were included in Registration Statement No. 333-83248, filed with the Securities and Exchange Commission on February 22, 2002.

On June 26, 2002, the Company signed a $550,000 promissory note with Excalibur Limited Partnership, one of the holders of the Company's Series A convertible preferred stock. In consideration of the note, the Company issued Excalibur Limited Partnership a warrant to purchase 30,000 shares of common stock, which are exercisable until June 26, 2007 at a price equal to $5.50 per share. This note was non-interest bearing assuming that it was repaid on or before July 26, 2002. This note was secured by 250,000 shares of the Company's common stock owned by Angelo S. Morini, the Company's then Chief Executive Officer and current President. On June 26, 2002, the Company received $500,000 in cash. The additional $50,000 is payment due for consulting fees provided by Excalibur Limited Partnership in accordance with a consulting agreement entered into on June 26, 2002, which expires December 31, 2002.

In connection with the sale of 367,647 shares of common stock and warrants to purchase 122,549 shares of common stock at an exercise price of $5.52 per share to Stonestreet Limited Partnership, the Company issued 4,687 shares of common stock to H&H Securities Limited, an affiliate of Excalibur Limited Partnership in exchange for its services as a finder. These shares of common stock were included in Registration Statement No. 333-100190, filed with the Securities and Exchange Commission on October 16, 2002.

On November 7, 2002, BH Capital Investments, L.P. and Excalibur Limited Partnership, as holders of a majority of the shares of the Series A convertible preferred stock, exercised their right under the Purchase Agreement to require the Company to solicit the approval of its shareholders for the Company's issuance of all of the shares of common stock potentially issuable upon conversion of the Series A convertible preferred stock in full and the exercise of their warrants. This right arose when the number of shares of common stock they are entitled to receive, assuming conversion of the all of the Series A convertible preferred stock and the exercise of their warrants, exceeded 15% of the Company's then-outstanding shares of common stock. The Company was required to hold a shareholders meeting to solicit such approval on or before February 5, 2003. Pursuant to a letter agreement in January 2003, the holders of the Series A convertible preferred stock agreed to extend the deadline to hold a meeting to March 31, 2003. Subsequently, pursuant to the Stock Purchase Option Agreement described below, the holders of the Series A convertible preferred stock agreed, among other things, to extend the deadline to September 30, 2003.

On April 24, 2003, the Company and the holders of the Series A convertible preferred stock entered into that certain Stock Purchase Option Agreement, whereby the Company was granted the option to purchase all of the shares of the Series A convertible preferred stock owned by such holders at the time the purchase is consummated. The option may be exercised by the Company or its assigns at any time until the earlier of five days after the date of the Company's next annual shareholders meeting or September 30, 2003. Pursuant to such agreement, the holders of the Series A convertible preferred stock also agreed to extend the deadline to hold a shareholders meeting to September 30, 2003. In exchange for the option and the extension of the annual meeting date, the Company issued to each of BH Capital Investments, L.P. and Excalibur Limited Partnership warrants to purchase 250,000 shares of the Company's common stock. These warrants are exercisable until July 15, 2006 at an exercise price equal to $2.00 per share, which price was greater than the market value of our common stock on April 24, 2003. The Company agreed to register the shares underlying the warrants by no later than December 31, 2003.

Frederick A. DeLuca, 5% Common Stockholder

Pursuant to a Common Stock Purchase Warrant, dated as of October 8, 1998, Frederick A. DeLuca was granted warrants to purchase 357,143 shares of common stock at an exercise price of $2.63 per share. On November 8, 2001, Mr. DeLuca exercised the warrant for 214,286 shares of common stock. On December 21, 2001, in order to allow Mr. DeLuca to exercise the remaining 142,857 shares, the Company accelerated the vesting of those remaining shares. On December 28, 2001, Mr. DeLuca exercised the warrant for the remaining 142,857 shares of common stock. Pursuant to a Consulting Agreement, the Company agreed to accept $189,286 of strategic planning and marketing consulting services to be provided to the Company and $750,000 cash for the $2.63 exercise price for the shares underlying the warrants. The shares were included in Registration Statement No. 333-83248, filed with the Securities and Exchange Commission on February 22, 2002.

On April 10, 2003, Mr. DeLuca entered into a credit arrangement with the Company pursuant to which Mr. DeLuca would purchase for the Company raw materials in an aggregate amount not to exceed $500,000. The amounts paid for the purchased materials, plus interest at the rate of 15% per annum on such amounts, were paid in full and the credit arrangement terminated as of June 27, 2003. In consideration of the credit arrangement, the Company issued to Mr. DeLuca a warrant to purchase 100,000 shares of the Company's common stock at an exercise price of $1.70.

Pursuant to a Securities Purchase Agreement dated as of May 21, 2003, Mr. DeLuca purchased 555,556 shares of common stock, respectively, at an aggregate sales price of $1,000,000. Pursuant to a Registration Rights Agreement dated as of May 21, 2003, the Company has agreed to register the shares of common stock purchased with the Securities and Exchange Commission no later than November 24, 2003.

David H. Lipka, Director

Pursuant to a Securities Purchase Agreement dated as of May 21, 2003, David H. Lipka purchased 55,556 shares of common stock, respectively, at an aggregate sales price of $100,000. Pursuant to a Registration Rights Agreement dated as of May 21, 2003, the Company has agreed to register the shares of common stock purchased with the Securities and Exchange Commission no later than November 24, 2003.

Indebtedness of Management and Others
-------------------------------------

On June 15, 1999, in conjunction with the entry into a new employment agreement, the Company agreed to a consolidation of Mr. Morini's two existing promissory notes in favor of the Company into a single note payable in the amount of $12,772,200 due and payable on June 15, 2006. This note is non-interest bearing, non-recourse to Mr. Morini, and is secured by 2,914,286 shares of the Company's common stock beneficially owned by Mr. Morini. In the event of certain circumstances, the loan may be forgiven in full. The Company has a security interest in the pledged shares. The current outstanding balance of the obligation is $12,772,200.

ITEM 14. CONTROLS AND PROCEDURES.

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

ITEM 15.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees
----------
With respect to the fiscal years ended March 31, 2003 and 2002, the aggregate fees (including expenses) charged the Company by BDO Seidman, LLP for auditing the annual financial statements and reviewing interim financial statements were $122,954 and $167,703, respectively. Audit fees consist of those fees incurred in connection with statutory and regulatory filings or engagements; fees necessary to perform an audit or review in accordance with GAAS; and services that generally only an independent accountant reasonably can provide, such as comfort letters, statutory audits, attest services, consents and assistance with and review of documents filed with the Commission.

Approximately 75% and 85% of the total hours spent by the auditors in carrying out the audit of the Company's financial statements for the year ended March 31, 2003 and 2002, respectively were spent by members of the BDO Alliance network of firms. Such members are not full-time, permanent employees of BDO Seidman, LLP.

Audit-Related Fees
------------------
During the fiscal year ended March 31, 2003, BDO Seidman, LLP charged the Company $32,577 for audit-related fees. These fees related to accounting research and audit committee meeting attendance. BDO Seidman, LLP did not render any other audit-related services during the fiscal year ended March 31, 2002.

Tax Fees
--------
BDO Seidman, LLP did not render any tax services during the fiscal years ended March 31, 2003 and 2002.

All Other Fees
--------------
There were no fees for other services charged to the Company by BDO Seidman, LLP during the fiscal years ended March 31, 2003 and 2002. The Audit Committee has considered and determined that BDO Seidman, LLP's provision of non-audit services to the Company during the fiscal years ended March 31, 2003 and 2002 is compatible with maintaining their independence.

Audit Committee Pre-Approval Policies and Procedures.
-----------------------------------------------------
All of the services described above under "Audit Fees" that require pre-approval were approved by the Audit Committee pursuant to Rule 2-01(c)(7)(i)(C) of Regulation S-X.

PART IV

ITEM 16.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

Financial Statements
--------------------

          Balance Sheets at March 31, 2003 and 2002
          Statements of Operations for the years ended March 31, 2003, 2002 and 2001 Statement of Stockholders' Equity for the years ended March 31, 2003, 2002 and 2001 Statements of Cash Flows for the years ended March 31, 2003, 2002 and 2001 Notes to Financial Statements

Exhibits
--------

The following Exhibits are filed as part of this Form 10-K.

EXHIBIT NO     EXHIBIT DESCRIPTION
----------     -------------------

*3.1 Restated Certificate of Incorporation of the Company as filed with the Secretary of State of the State of Delaware on December 23, 2002 (Filed as Exhibit 3.2 on Form 10-Q for the fiscal quarter ended December 31, 2002.)

*3.2 By-laws of the Company, as amended (Filed as Exhibit 3.2 to Registration Statement on Form S-18, No. 33-15893-NY.)

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

*4.8 Common Stock and Warrants Purchase Agreement by and between the Company and Stonestreet Limited Partnership dated June 28, 2002 (Filed as Exhibit 4.8 on Form 10-K for fiscal year ended March 31, 2002.)

*4.9 Stock Purchase Warrant issued to Stonestreet Limited Partnership, dated June 28, 2002 (Filed as Exhibit 4.9 on Form 10-K for fiscal year ended March 31, 2002.)

*4.10 Loan and Security Agreement dated as of May 27, 2003 between Galaxy Nutritional Foods, Inc. and Textron Financial Corporation (Filed as Exhibit 10.1 on Form 8-K filed June 2, 2003.)

*4.11 Patent, Copyright and Trademark Collateral Security Agreement dated as of May 27, 2003 between Galaxy Nutritional Foods, Inc. and Textron Financial Corporation (Filed as Exhibit 10.1 on Form 8-K filed June 2, 2003.)

*4.12 Renewal Promissory Note in the principal amount of $10.131,984.85 dated as of May 28, 2003 by Galaxy Nutritional Foods, Inc. in favor of SouthTrust Bank (Filed as Exhibit 10.1 on Form 8-K filed June 2, 2003.)

*4.13 Renewal Promissory Note in the principal amount of $501,000.00 dated as of May 28, 2003 by Galaxy Nutritional Foods, Inc. in favor of SouthTrust Bank (Filed as Exhibit 10.1 on Form 8-K filed June 2, 2003.)

*4.14 Amendment of Loan Agreement dated as of May 28, 2003 between Galaxy Nutritional Foods, Inc. and SouthTrust Bank (Filed as
               Exhibit 10.1 on Form 8-K filed June 2, 2003.)

*4.15 Amendment of Security Agreement dated as of May 28, 2003 between Galaxy Nutritional Foods, Inc. and SouthTrust Bank (Filed as
               Exhibit 10.1 on Form 8-K filed June 2, 2003.)

*4.16          Warrant to Purchase  Securities of Galaxy Nutritional Foods, Inc.
               dated as of May 29, 2003 in favor of SouthTrust Bank (Filed as Exhibit 10.1 on Form 8-K filed June 2, 2003.)

*4.17 Securities Purchase Agreement dated as of May 21, 2003 between Galaxy Nutritional Foods, Inc. and Fromageries Bel S.A. (Filed as
               Exhibit 10.8 on Form 8-K filed June 2, 2003.)

*4.18 Registration Rights Agreement dated as of May 21, 2003 between Galaxy Nutritional Foods, Inc. and Fromageries Bel S.A. (Filed as
               Exhibit 10.9 on Form 8-K filed June 2, 2003.)

*4.19 Securities Purchase Agreement dated as of May 21, 2003 between Galaxy Nutritional Foods, Inc. and Frederick A. DeLuca (Filed as
               Exhibit 10.10 on Form 8-K filed June 2, 2003.)

*4.20 Registration Rights Agreement dated as of May 21, 2003 between Galaxy Nutritional Foods, Inc. and Frederick A. DeLuca (Filed as
               Exhibit 10.11 on Form 8-K filed June 2, 2003.)

*4.21 Securities Purchase Agreement dated as of May 21, 2003 between Galaxy Nutritional Foods, Inc. and Apollo Capital Management Group, L.P. (Filed as Exhibit 10.12 on Form 8-K filed June 2, 2003.)

*4.22 Registration Rights Agreement dated as of May 21, 2003 between Galaxy Nutritional Foods, Inc. and Apollo Capital Management Group, L.P. (Filed as Exhibit 10.13 on Form 8-K filed June 2, 2003.)

*4.23 Securities Purchase Agreement dated as of May 21, 2003 between Galaxy Nutritional Foods, Inc. and Apollo MicroCap Partners, L.P. (Filed as Exhibit 10.14 on Form 8-K filed June 2, 2003.)

*4.24 Registration Rights Agreement dated as of May 21, 2003 between Galaxy Nutritional Foods, Inc. and Apollo MicroCap Partners, L.P. (Filed as Exhibit 10.15 on Form 8-K filed June 2, 2003.)

*4.25 Securities Purchase Agreement dated as of May 21, 2003 between Galaxy Nutritional Foods, Inc. and Ruggieri of Windermere Family Limited Partnership (Filed as Exhibit 10.16 on Form 8-K filed June 2, 2003.)

*4.26 Registration Rights Agreement dated as of May 21, 2003 between Galaxy Nutritional Foods, Inc. and Ruggieri of Windermere Family Limited Partnership (Filed as Exhibit 10.17 on Form 8-K filed June 2, 2003.)

*4.27 Securities Purchase Agreement dated as of May 21, 2003 between Galaxy Nutritional Foods, Inc. and Ruggieri Financial Pension Plan (Filed as Exhibit 10.18 on Form 8-K filed June 2, 2003.)

*4.28 Registration Rights Agreement dated as of May 21, 2003 between Galaxy Nutritional Foods, Inc. and Ruggieri Financial Pension Plan (Filed as Exhibit 10.19 on Form 8-K filed June 2, 2003.)

*4.29 Securities Purchase Agreement dated as of May 21, 2003 between Galaxy Nutritional Foods, Inc. and David Lipka (Filed as Exhibit
               10.20 on Form 8-K filed June 2, 2003.)

*4.30 Registration Rights Agreement dated as of May 21, 2003 between Galaxy Nutritional Foods, Inc. and David Lipka (Filed as Exhibit
               10.21 on Form 8-K filed June 2, 2003.)

*10.1 Second Amendment to the Security Agreement with Finova Financial Services dated June 1998 (Filed as Exhibit 10.1 on Form 10-K for fiscal year ended March 31, 1999.)

*10.2 Third Amendment to the Security Agreement with Finova Financial Services dated December 1998 (Filed as Exhibit 10.2 on Form 10-K for fiscal year ended March 31, 1999.)

*10.3 Term Loan Agreement with Southtrust Bank dated March 2000 (Filed as Exhibit 10.3 on Form 10-K/A for fiscal year ended March 31, 2000.)

*10.4          Cabot Industrial  Properties L.P. Lease dated July 1999 (Filed as
               Exhibit  10.4 on Form  10-K/A  for fiscal  year  ended  March 31,
               2000.)

*10.6 Third Amendment to Lease Agreement, dated as of August 14, 2001, by and between Anco Company and the Company (Filed as Exhibit
               10.6 on Form 10-K/A for fiscal year ended March 31, 2001.)

*10.7 Amendment and Limited Waiver to Security Agreement, dated as of July 13, 2001, by and between the Company and FINOVA Capital Corporation (Filed as Exhibit 10.7 on Form 10-Q/A for the quarter ended September 30, 2001.)

*10.8 Waiver Letter from FINOVA Mezzanine Capital, Inc. to the Company dated as of July 12, 2001 (Filed as Exhibit 10.8 on Form 10-Q/A for the quarter ended September 30, 2001.)

*10.9 Amended and Restated Secured Promissory Note in the principal amount of $815,000, dated as of July 13, 2001, by the Company in favor of FINOVA Mezzanine Capital, Inc. (Filed as Exhibit 10.9 on Form 10-Q/A for the quarter ended September 30, 2001.)

*10.10 Second Amended and Restated Secured Promissory Note in the principal amount of $4,000,000, dated as of July 13, 2001, by the Company in favor of FINOVA Mezzanine Capital, Inc. (Filed as
               Exhibit 10.10 on Form 10-Q/A for the quarter ended September 30, 2001.)

*10.11 Amendment and Limited Waiver to Security Agreement, dated as of November 14, 2001, by and between the Company and FINOVA Capital Corporation (Filed as Exhibit 10.11 on Form 10-Q/A for the quarter ended September 30, 2001.)

*10.12 Intellectual Property Security Agreement, dated as of November 14, 2001, by and between the Company and FINOVA Capital
               Corporation (Filed as Exhibit 10.12 on Form 10-Q/A for the quarter ended September 30, 2001.)

*10.13 Waiver Letter from FINOVA Mezzanine Capital, Inc. to the Company dated as of November 14, 2001 (Filed as Exhibit 10.13 on Form 10-Q/A for the quarter ended September 30, 2001.)

*10.14 Allonge to Second Amended and Restated Secured Promissory Note, dated as of November 14, 2001, by the Company in favor of FINOVA Mezzanine Capital, Inc. (Filed as Exhibit 10.14 on Form 10-Q/A for the quarter ended September 30, 2001.)

*10.15 Amendment and Limited Waiver to Security Agreement, dated as of February 13, 2002, by and between the Company and FINOVA Capital Corporation (Filed as Exhibit 10.15 of Form 10-Q for the quarter ended December 31, 2001.)

*10.16 Waiver Letter from FINOVA Mezzanine Capital, Inc. to the Company dated as of February 13, 2002 (Filed as Exhibit 10.16 of Form 10-Q for the quarter ended December 31, 2001.)

*10.17 Allonge to Second Amended and Restated Secured Promissory Note dated as of February 13, 2002, by the Company in favor of FINOVA Mezzanine Capital, Inc. (Filed as Exhibit 10.17 of Form 10-Q for the quarter ended December 31, 2001.)

*10.18 Amendment and Limited Waiver to Security Agreement, dated as of June 26, 2002, by and between the Company and FINOVA Capital Corporation (Filed as Exhibit 10.18 on Form 10-K for fiscal year ended March 31, 2002.)

*10.19 Amendment and Limited Waiver to Loan Agreement dated as of June 26, 2002, by and between the Company and FINOVA Mezzanine Capital, Inc. (Filed as Exhibit 10.19 on Form 10-K for fiscal year ended March 31, 2002.)

*10.20 Allonge to Second Amended and Restated Secured Promissory Note dated as of June 26, 2002, by the Company in favor of FINOVA Mezzanine (Filed as Exhibit 10.20 on Form 10-K for fiscal year ended March 31, 2002.)

*10.25 Letter from SouthTrust Bank. dated September 27, 2002 regarding principal deferment on $10,000,000 Promissory Note (Filed as Exhibit 10.25 on Form 10-Q for the fiscal quarter ended September 30, 2002.)

*10.26 Letter from SouthTrust Bank dated September 27, 2002 regarding principal deferment on $1,500,000 Promissory Note (Filed as Exhibit 10.26 on Form 10-Q for the fiscal quarter ended September 30, 2002.)

*10.27 Waiver Letter from SouthTrust Bank dated February 13, 2003 (Filed as Exhibit 10.27 on Form 10-Q for the fiscal quarter ended December 31, 2002.)

*10.28 Renewal Promissory Note in the principal amount of $10,131,984.85 in favor of SouthTrust Bank dated May 28, 2003 (Filed as Exhibit
               10.3 on Form 8-K filed June 2, 2003.)

*10.29 Renewal Promissory Note in the principal amount of $501,000 in favor of SouthTrust Bank dated May 28, 2003 (Filed as Exhibit
               10.4 on Form 8-K filed June 2, 2003.)

*10.30 Amendment of Loan Agreement dated May 28, 2003 between Galaxy Nutritional Foods, Inc. and SouthTrust Bank (Filed as Exhibit
               10.5 on Form 8-K filed June 2, 2003.)

*10.31 Amendment of Security Agreement dated May 28, 2003 between Galaxy Nutritional Foods, Inc. and SouthTrust Bank (Filed as Exhibit
               10.6 on Form 8-K filed June 2, 2003.)

*10.32         Warrant to Purchase  Securities of Galaxy Nutritional Foods, Inc.
               dated as of May 29, 2003 in favor of SouthTrust Bank (Filed as Exhibit 10.7 on Form 8-K filed June 2, 2003.)

*10.33 Promissory Note payable to Angelo S. Morini dated March 28, 2002 (Filed as Exhibit 10.30 on Form 10-Q for the fiscal quarter ended September 30, 2002.)

*10.34 Promissory Note payable to Target Container, Inc. dated August 15, 2002 (Filed as Exhibit 10.31 on Form 10-Q for the fiscal quarter ended September 30, 2002.)

*10.35 Loan and Security Agreement dated as of May 27, 2003 between Galaxy Nutritional Foods, Inc. and Textron Financial Corporation (Filed as Exhibit 10.1 on Form 8-K filed June 2, 2003.)

*10.36 Patent, Copyright and Trademark Collateral Security Agreement dated as of May 27, 2003 between Galaxy Nutritional Foods, Inc. and Textron Financial Corporation (Filed as Exhibit 10.2 on Form 8-K filed June 2, 2003.)

*10.40 Non-qualified stock option agreement between the Company and Angelo S. Morini dated May 24, 2002 (Filed as Exhibit 10.40 on Form 10-Q for the fiscal quarter ended June 30, 2002.)

*10.41 Stock purchase warrant issued to Douglas Walsh dated June 11, 2002 (Filed as Exhibit 10.41 on Form 10-Q for the fiscal quarter ended June 30, 2002.)

*10.42         Incentive  stock  option   agreement   between  the  Company  and
               Salvatore J. Furnari dated July 8, 2002 (Filed as Exhibit 10.42 on Form 10-Q for the fiscal quarter ended June 30, 2002.)

*10.43 Non-qualified stock option agreement between the Company and Angelo S. Morini dated July 1, 2002 (Filed as Exhibit 10.43 on Form 10-Q for the fiscal quarter ended June 30, 2002.)

*10.44 Amended and Restated employment agreement between the Company and Angelo S. Morini dated June 15, 1999 (Filed as Exhibit 10.44 on Form 10-Q for the fiscal quarter ended December 31, 2002.)

*10.45 Loan Agreement between the Company and Angelo S. Morini dated June 15, 1999 (Filed as Exhibit 10.45 on Form 10-Q for the fiscal quarter ended December 31, 2002.)

*10.46 Promissory Note from Angelo S. Morini dated June 15, 1999 (Filed as Exhibit 10.46 on Form 10-Q for the fiscal quarter ended December 31, 2002.)

*10.47 Stock Pledge Agreement between the Company and Angelo S. Morini dated June 15, 1999 (Filed as Exhibit 10.47 on Form 10-Q for the fiscal quarter ended December 31, 2002.)

*10.48 First Amendment to Loan Agreement and Stock Pledge Agreement between the Company and Angelo S. Morini dated December 16, 2002 (Filed as Exhibit 10.48 on Form 10-Q for the fiscal quarter ended December 31, 2002.)

*10.49 Stock Option Agreement between the Company and Angelo S. Morini dated June 15, 1999 (Filed as Exhibit 10.49 on Form 10-Q for the fiscal quarter ended December 31, 2002.)

*10.50         Special  Services  Agreement  between  the  Company and Angelo S.
               Morini dated December 4, 2002 (Filed as Exhibit 10.50 on Form 10-Q for the fiscal quarter ended December 31, 2002.)

*10.51 Master Distribution and License Agreement dated as of May 22, 2003 between Galaxy Nutritional Foods, Inc. and Fromageries Bel S.A. (Filed as Exhibit 10.22 on Form 8-K filed June 2, 2003.)

23.1           BDO Seidman, LLP Consent Letter (Filed herewith.)

99.1 Certification of the Company's Chief Executive Officer dated July 11, 2003 (Filed herewith.)

99.2 Certification of the Company's Chief Financial Officer dated July 11, 2003 (Filed herewith.)

*              Previously filed and incorporated herein by reference.

Reports on Form 8-K
-------------------

There were no reports on Form 8-K filed during the quarter ended March 31, 2003.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      GALAXY NUTRITIONAL FOODS, INC.

Date: July 14, 2003                   /s/ Christopher J. New
                                      ---------------------------
                                      Christopher J. New
                                      Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dated indicated.

Date: July 14, 2003                   /s/ Christopher J. New
                                      ---------------------------
                                      Christopher J. New
                                      Chief Executive Officer & Director
                                      (Principal Executive Officer)

Date: July 14, 2003                   /s/ Salvatore J. Furnari
                                      ---------------------------
                                      Salvatore J. Furnari
                                      Chief Financial Officer
                                      (Principal Financial & Accounting Officer)

Date:  July 14, 2003                  /s/ Charles L. Jarvie
                                      ---------------------------
                                      Charles L. Jarvie
                                      Chairman of the Board

Date:  July 14, 2003                  /s/ Angelo S. Morini
                                      ---------------------------
                                      Angelo S. Morini
                                      Vice-Chairman and President

Date: July 14, 2003                   /s/ Thomas R. Dyckman
                                      ---------------------------
                                      Thomas R. Dyckman
                                      Director

Date: July 14, 2003                   /s/ David H. Lipka
                                      ---------------------------
                                      David H. Lipka
                                      Director

Date: July 14, 2003                   /s/ Joseph J. Juliano
                                      ---------------------------
                                      Joseph J. Juliano
                                      Director

Date: July 14, 2003                   /s/ Patrice M.A. Videlier
                                      ---------------------------
                                      Patrice M.A. Videlier
                                      Director

Date: July 14, 2003                   /s/ C. Anthony Wainwright
                                      ---------------------------
                                      C. Anthony Wainwright
                                      Director

I, Christopher J. New, certify that:

1. I have reviewed this annual report on Form 10-K of Galaxy Nutritional Foods, Inc.("the registrant");

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c)   presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation to the registrant's auditors and the audit committee of registrant's board of directors:

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                        /s/ Christopher J. New
                                        --------------------------
                                        Christopher J. New
                                        Chief Executive Officer
                                        July 14, 2003

I, Salvatore J. Furnari, certify that:

1. I have reviewed this annual report on Form 10-K of Galaxy Nutritional Foods, Inc.("the registrant");

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c.   presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation to the registrant's auditors and the audit committee of registrant's board of directors:

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                        /s/ Salvatore J. Furnari
                                        --------------------------
                                        Salvatore J. Furnari
                                        Chief Financial Officer
                                        July 14, 2003