Form 10-Q/A
period 2002-06-30
GALAXY NUTRITIONAL FOODS CO
filed 2003-07-17
CIK 819527

FORM 10-Q/A

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

       __________________________________________________________________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

                          _____________________________
                         COMMISSION FILE NUMBER 1-15345


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

                                Explanatory Note

The Company is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 previously filed with the Securities and Exchange Commission on August 6, 2002 (the "Quarterly Report") to effect the adjustments described below.

Results for the quarter ended June 30, 2002, reflect a correction in the calculation and related disclosures for preferred stock accretion and the value of preferred stock. This correction increased the preferred stock accretion for estimated redemption value, which then decreased net income available to common shareholders by $161,692 on the Company's Statements of Operations for three months ended June 30, 2002. The value of preferred stock also reflects a decrease of $127,488 from that previously reported on the Company's Balance Sheets. These changes have no affect on the Company's revenue, operating income, net income or cash flow.

The Company's Statements of Operations were adjusted to reflect a re-classification of expenses for coupons, rebates and other price discounts from selling expenses to net sales in accordance with Emerging Issues Task Force 01-09, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)." Additionally, the Company's Statement of Cash Flows and related disclosures were adjusted to reflect a re-classification of payments and amortization of financing costs related to long-term debt.

This Amendment only updates Part I - Item 1 and Item 2 and Part II - Item 6 for the corrections and reclassifications mentioned above and does not otherwise update disclosures for events that occurred subsequent to the original filing date of the Quarterly Report.

                         GALAXY NUTRITIONAL FOODS, INC.

                              INDEX TO FORM 10-Q/A
                         FOR QUARTER ENDED JUNE 30, 2002

                                                                        PAGE NO.
                                                                        --------

PART I.   FINANCIAL INFORMATION

     ITEM 1.   FINANCIAL STATEMENTS

          Balance Sheets                                                       4
          Statements of Operations                                             5
          Statement of Stockholders' Equity                                    6
          Statements of Cash Flows                                             7
          Notes to Financial Statements                                     8-12

     ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS               13-18

     ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK     19

PART II.  OTHER INFORMATION

     ITEM 1.   LEGAL PROCEEDINGS                                              20

     ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS                      20

     ITEM 3.   DEFAULTS UPON SENIOR SECURITIES                                21

     ITEM 5.   OTHER INFORMATION                                              21

     ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                            22-24

SIGNATURES & CERTIFICATIONS                                                25-27

                          PART I. FINANCIAL INFORMATION
                         GALAXY NUTRITIONAL FOODS, INC.
                                 BALANCE SHEETS

                                                             JUNE 30,         MARCH 31,
                                                               2002             2002
                                                           ------------     ------------
                                                            (UNAUDITED)
                                     ASSETS
CURRENT ASSETS:
   Cash                                                    $      1,787     $        168
   Trade receivables, net                                     5,306,614        5,283,187
   Inventories                                                4,955,633        5,748,652
   Prepaid expenses and other                                   247,156          555,520
                                                           ------------     ------------

           Total current assets                              10,511,190       11,587,527

PROPERTY AND EQUIPMENT, NET                                  23,738,489       24,180,636
OTHER ASSETS                                                    841,694          479,387
                                                           ------------     ------------

           TOTAL                                           $ 35,091,373     $ 36,247,550
                                                           ============     ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Book overdrafts                                         $    699,571     $  1,192,856
   Line of credit                                             4,502,419        5,523,875
   Accounts payable                                           4,839,572        5,399,143
   Accrued liabilities                                        1,622,704          994,341
   Current portion of term notes payable                      1,828,198        1,809,000
   Current portion of obligations under capital leases          331,787          349,380
                                                           ------------     ------------

           Total current liabilities                         13,824,251       15,268,595

TERM NOTES PAYABLE, less current portion                      7,665,535        8,391,535
SUBORDINATED NOTES PAYABLE                                    3,692,885        3,385,770
OBLIGATIONS UNDER CAPITAL LEASES, less current portion          660,034          734,156
                                                           ------------     ------------

           Total liabilities                                 25,842,705       27,780,056
                                                           ------------     ------------

COMMITMENTS AND CONTINGENCIES                                        --               --

REDEEMABLE CONVERTIBLE PREFERRED STOCK                        2,186,115        2,156,311

STOCKHOLDERS' EQUITY:
   Common stock                                                 119,212          115,400
   Additional paid-in capital                                60,445,962       60,717,914
   Accumulated deficit                                      (40,609,960)     (41,629,470)
                                                           ------------     ------------

                                                             19,955,214       19,203,844
   Less:  Notes receivable arising from the exercise of
            stock options and sale of common stock          (12,772,200)     (12,772,200)
         Treasury stock, 26,843 shares, at cost                (120,461)        (120,461)
                                                           ------------     ------------

           Total stockholders' equity                         7,062,553        6,311,183
                                                           ------------     ------------

           TOTAL                                           $ 35,091,373     $ 36,247,550
                                                           ============     ============

                 See accompanying notes to financial statements.

                         GALAXY NUTRITIONAL FOODS, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

THREE MONTHS ENDED JUNE 30,                                2002             2001
                                                       ------------     ------------
NET SALES                                              $  9,977,704     $ 11,702,991

COST OF GOODS SOLD                                        7,236,504        8,621,936
                                                       ------------     ------------
  Gross margin                                            2,741,200        3,081,055
                                                       ------------     ------------
OPERATING EXPENSES:
Selling                                                     989,637        1,521,807
Delivery                                                    571,562          642,259
Non-cash compensation related to options & warrants      (1,637,261)       1,577,629
General and administrative                                  841,506          820,547
Research and development                                     57,774           53,316
                                                       ------------     ------------
  Total operating expenses                                  823,218        4,615,558
                                                       ------------     ------------

INCOME (LOSS) FROM OPERATIONS                             1,917,982       (1,534,503)

Interest expense                                            898,472          707,268
                                                       ------------     ------------

NET INCOME (LOSS)                                      $  1,019,510     $ (2,241,771)

Preferred Stock Dividends                                    70,000           87,500
Preferred Stock Accretion to Redemption Value               339,277          237,514
                                                       ------------     ------------

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS     $    610,233     $ (2,566,785)
                                                       ============     ============

BASIC NET INCOME (LOSS) PER COMMON SHARE               $       0.05     $      (0.26)
                                                       ============     ============
DILUTED NET INCOME (LOSS) PER COMMON SHARE             $       0.05     $      (0.26)
                                                       ============     ============

                 See accompanying notes to financial statements.

                         GALAXY NUTRITIONAL FOODS, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                   Common Stock          Additional                        Notes
                            -------------------------     Paid-In       Accumulated    Receivable for    Treasury
                               Shares      Par Value      Capital          Deficit      Common Stock       Stock          Total
                            -------------------------------------------------------------------------------------------------------
Balance at March 31, 2002    11,540,041    $  115,400   $ 60,717,914    $(41,629,470)   $(12,772,200)   $  (120,461)   $  6,311,183

Exercise of options               1,000            10          4,240              --              --             --           4,250
Issuance of common stock        380,146         3,802      1,463,198              --              --             --       1,467,000
Issuance of warrants                 --            --         50,700              --              --             --          50,700
Non-cash compensation
   related to options
   under non-recourse
   note receivable                   --            --     (1,690,286)             --              --             --      (1,690,286)
Dividends on preferred
   stock                             --            --        (70,000)             --              --             --         (70,000)
Accretion of discount on
   preferred stock                   --            --        (29,804)             --              --             --         (29,804)
Net income                           --            --             --       1,019,510              --             --       1,019,510
                            -------------------------------------------------------------------------------------------------------

Balance at June 30, 2002     11,921,187    $  119,212   $ 60,445,962    $(40,609,960)   $(12,772,200)   $  (120,461)   $  7,062,553
                            =======================================================================================================

                See accompanying notes to financial statements.

                         GALAXY NUTRITIONAL FOODS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

THREE MONTHS ENDED JUNE 30,                                            2002            2001
                                                                   ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income (Loss)                                               $  1,019,510    $ (2,241,771)
   Adjustments to reconcile net income (loss) to net cash
     from (used in) operating activities:
       Depreciation and amortization                                    568,770         455,547
       Amortization of debt discount and financing costs                439,272         145,437
       Provision for losses on trade receivables                       (179,037)             --
       Non-cash compensation related to options under
         non-recourse note receivable                                (1,690,286)      1,573,566
       Amortization of consulting and director fee expense paid
         through issuance of common stock warrants                       53,025           4,062
       (Increase) decrease in:
         Trade receivables                                              155,610        (745,235)
         Inventories                                                    793,019        (231,858)
         Prepaid expenses and other                                     (21,636)       (156,821)
       Increase (decrease) in:
         Accounts payable                                              (559,571)     (2,471,451)
         Accrued liabilities                                            144,863          31,567
                                                                   ------------    ------------

   NET CASH FROM (USED IN) OPERATING ACTIVITIES                         723,539      (3,636,957)
                                                                   ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                  (126,623)       (221,217)
   Increase in other assets                                                  --            (913)
                                                                   ------------    ------------

   NET CASH FROM (USED IN) INVESTING ACTIVITIES                        (126,623)       (222,130)
                                                                   ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Book overdrafts                                                     (493,285)        659,668
   Net borrowings (payments) on line of credit                       (1,021,456)        583,780
   Borrowings on term note payable                                      500,000              --
   Repayments on term notes payable                                    (876,802)       (285,360)
   Principal payments on capital lease obligations                      (91,715)         (6,798)
   Financing costs for long term debt                                   (83,289)             --
   Proceeds from issuance of common stock, net of offering costs      1,467,000              --
   Proceeds from exercise of common stock options                         4,250           7,820
   Proceeds from issuance of preferred stock, net of costs                   --       2,900,959
                                                                   ------------    ------------

   NET CASH FROM (USED IN) FINANCING ACTIVITIES                        (595,297)      3,860,069
                                                                   ------------    ------------

NET INCREASE IN CASH                                                      1,619             982

CASH, BEGINNING OF YEAR                                                     168             500
                                                                   ------------    ------------

CASH, END OF YEAR                                                  $      1,787    $      1,482
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

(2)  INVENTORIES
     -----------
     Inventories are summarized as follows:

                                             June 30, 2002    March 31, 2002
                                              ------------     ------------
                                               (UNAUDITED)

     Raw materials                            $  2,255,514     $  2,482,458
     Finished goods                              2,700,119        3,266,194
                                              ------------     ------------

     Total                                    $  4,955,633     $  5,748,652
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
     ---------------------------------------------------------------------------

     Non-cash financing and investing activities:
     Amortization of consulting and directors fees
       paid through issuance of common stock warrants $ 53,025 $ 4,063 Original issuance discount related to price
       guarantee on FINOVA transaction                          --       945,400
     Issuance of subordinated note payable related
       to price guarantee on FINOVA transaction                 --       815,000
     Exercise of warrants through reduction in
       line of credit                                           --     2,321,929
     Accrued preferred stock dividends                      70,000        87,500
     Beneficial conversion feature related to
       preferred stock dividends                            12,971        22,700
     Discount related to preferred stock                        --     1,904,495
     Accretion of discount on preferred stock              326,306       214,814

     Cash paid for:
     Interest                                              451,766       672,524
     Income taxes                                           24,000            --

(6)  CAPITAL STOCK
     -------------
     On April 6, 2001, in accordance with an exemption from registration under Regulation D promulgated under the Securities Act of 1933, as amended, the Company received from BH Capital Investments, L.P. and Excalibur Limited Partnership (the "Series A Preferred Holders") proceeds of approximately $3,082,000 less costs of $181,041 for the issuance of 72,646 shares of the Company's Series A convertible preferred stock with a face value of $3,500,000 and warrants to purchase shares of the Company's common stock. The shares are subject to certain designations, preferences and rights, including the right to convert such shares into shares of common stock at any time. The per share conversion price is the lower of (x) $4.08 or (y) 95% of the average of the two lowest closing bid prices on the American Stock Exchange of the common stock out of the fifteen trading days prior to conversion. The liquidation preference of each preferred share is approximately $48.18 plus accrued dividends that are then unpaid for each share of the Series A convertible preferred stock ($53.96 at June 30, 2002).

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

     The Series A Preferred Holders have the right to receive on any outstanding Series A convertible preferred stock a ten percent stock dividend on the shares, payable one year after the issuance of such preferred stock, and an eight percent stock dividend for the subsequent three years thereafter, payable in either cash or shares of preferred stock. For the three months ended June 30, 2002 and 2001, the Company recorded preferred dividends of $70,000 and $87,500, respectively, in connection with the issuance of the preferred stock and warrants on April 6, 2001. On April 6, 2001, the Company recorded the initial carrying value of the preferred stock as $521,848, which included adjustment for the estimated fair value of the initial warrants ($277,200) and redemption warrants ($277,200). Each quarter the Company calculates the estimated redemption value based on the formulas stated above and the difference between the initial carrying value and the estimated redemption value is then accreted over the redemption period (48 months beginning April 2001) using the straight line method, which approximates the effective interest method. For the three months ended June 30, 2002 and 2001, the Company recorded $339,277 and $237,514, respectively, related to the accretion of the redemption value of preferred stock and the beneficial conversion feature of accrued dividends. As of June 30, 2002, the value of the 72,646 shares of redeemable convertible preferred stock is $2,186,115.

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

(7)  EARNINGS PER SHARE
     ------------------
     The following is a reconciliation of basic net earnings (loss) per share to diluted net earnings (loss) per share:

     Three months ended June 30,                                     2002             2001
     -------------------------------------------------------------------------------------
     Net income (loss) per common share                      $    610,233     $ (2,566,785)
     Basic net income (loss) per common share                $       0.05     $      (0.26)
                                                             -----------------------------

     Average shares outstanding - basic                        11,548,929       10,019,304
     "In-the-money" shares under stock option agreements        2,570,504               --
     "In-the-money" shares under stock warrant agreements         460,429               --
     Less:  Shares assumed repurchased under
            treasury stock method                              (2,246,511)              --
                                                             -----------------------------

     Average shares outstanding - diluted                      12,333,351       10,019,304
                                                             -----------------------------

     Diluted income (loss) per common share                  $       0.05     $      (0.26)
                                                             =============================

     Potential conversion of Series A preferred stock for 943,648 shares, options for 1,401,296 shares and warrants for 195,1418 shares have not been included in the computation of diluted net income (loss) per common share for the three months ended June 30, 2002, as their effect would be antidilutive. Potential conversion of Series A preferred stock for 693,086 shares, options for 2,688,881 shares, and warrants for 881,911 shares have not been included in the computation of diluted net income (loss) per common share for the three months ended June 30, 2001, as their effect would be antidilutive.

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

NET SALES were $9,977,704 in the three months ended June 30, 2002, compared to net sales of $11,702,991 for the three months ended June 30, 2001, a decrease of 15%. Although the sales in fiscal 2003 is a decrease from the first quarter of fiscal 2002, the sales are at the same level (approx. $10 million) as they were for the fourth quarter ended fiscal 2002. The decrease in first quarter fiscal 2003 sales compared to the first quarter of fiscal 2002 is attributed to the significant reduction in cash flows in fiscal 2002 as described above. As a result of the cash shortages and short shipments, the Company made a strategic product mix decision deciding to focus on its higher-margin brand name products under the Veggie brand and turn away certain private label business. While demand for the Company's products and private label business continues to increase, sales growth was maintained at lower levels so that the Company can grow profitably.

COST OF GOODS SOLD were $7,236,504 representing 73% of net sales for the quarter ended June 30, 2002, compared with $8,621,936 or 74% of net sales for the same period ended June 30, 2001. The decrease in direct materials cost decreased proportionally with the decrease in sales, resulting in approximately $1 million in decreased costs. The completed installation of the new equipment in fiscal 2002 created an increase of $160,000 in depreciation and personal property taxes in the first quarter of fiscal 2003. However, in response to the additional efficiencies that the new equipment is now providing, the Company substantially decreased the number of production personnel late in fiscal 2002, which caused labor-related expenses to decrease approximately $500,000 in the first quarter of fiscal 2003. Now that the equipment is fully operational and the labor crews are trained, the Company is seeing improved run rates with more, high-quality product produced per hour. This resulted in gross margin increasing from the annual rate of 18% in fiscal 2002 to 27% in the first quarter of fiscal 2003. The Company expects that with its increased efficiencies in labor, production and purchasing along with tight controls on product mix, it will continue to sustain and improve its margins in fiscal 2003.

SELLING expenses were $989,637 for the quarter ended June 30, 2002, compared with $1,521,807 for the same period ended June 30, 2001, a decrease of 35%. The decrease in expenses is due to further reductions in advertising and promotional expenses of approximately $334,000 in the first three months of fiscal 2003 compared to the same period in fiscal 2002. In 2002, more promotions were directed to provide incentives to our direct customers for brand item purchases. In addition, the Company experienced a decrease (approximately 15%) in brokerage and salary costs proportional to the decrease in net sales. The Company expects that fiscal 2003 selling expenses will continue to remain at levels below its fiscal 2002 expenses based on the Company's current plan for advertising and promotional allowances that are granted on volume purchases rather than on individual item discounts.

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

LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES - Net cash from operating activities was $723,539 for the three months ended June 30, 2002 compared to net cash used of $3,636,957 for the same period ended June 30, 2001. The increase in cash from operations is primarily attributable to a reduction in cash operating expenditures in fiscal 2003 along with further reductions in inventory levels. In fiscal 2002, the Company used a significant portion of its cash to decrease its amounts payable to vendors.

INVESTING ACTIVITIES - Net cash used in investing activities totaled $126,623 for the three months ended June 30, 2002 compared to net cash used of $222,130 for the same period ended June 30, 2001. The decrease in cash used for investing activities during fiscal 2003 as compared to fiscal 2002 primarily resulted from less purchases of fixed assets during the period.

FINANCING ACTIVITIES - Net cash flows used by financing activities were $595,297 for the three months ended June 30, 2002 compared to cash flows provided by financing activities of $3,860,069 for the same period ended June 30, 2001. During the three months ended June 30, 2002, the Company received loan proceeds from Excalibur Limited Partnership in the amount of $500,000 in cash. The proceeds of which were used to pay down a portion of the Company's outstanding debt under its term loan from SouthTrust Bank, N.A. In addition, the Company raised $1,500,000 through the issuance of common stock (as further discussed below). These proceeds were used to pay off its term loan from Excalibur Limited Partnership and for working capital purposes. The Company used its cash from operating activities to reduce the balance of the Company's outstanding debt under its line of credit from FINOVA Capital. The large cash flows from financing activities during the three months ended June 30, 2001 were primarily the result of the issuance of preferred stock and increased draws on the line of credit from FINOVA Capital. The majority of these proceeds were used to finance the Company's operating activities in fiscal 2002.

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

99.1 Certification of the Company's Chief Executive Officer dated July 16, 2003 (Filed herewith.)

99.2 Certification of the Company's Chief Financial Officer dated July 16, 2003 (Filed herewith.)

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

                                    GALAXY NUTRITIONAL FOODS, INC.

Date: July 16, 2003                 /s/ Christopher J. New
                                    ------------------------------
                                    Christopher J. New
                                    Chief Executive Officer
                                    (Principal Executive Officer)


Date: July 16, 2003                 /s/ Salvatore J. Furnari
                                    ------------------------------
                                    Salvatore J. Furnari
                                    Chief Financial Officer
                                    (Principal Accounting and Financial Officer)

I, Christopher J. New, certify that:

1. I have reviewed this quarterly report on Form 10-Q/A of Galaxy Nutritional Foods, Inc.("the registrant");

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

                               /s/ Christopher J. New
                               -----------------------------
                               Christopher J. New
                               Chief Executive Officer
                               July 16, 2003

I, Salvatore J. Furnari, certify that:

1. I have reviewed this quarterly report on Form 10-Q/A of Galaxy Nutritional Foods, Inc.("the registrant");

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

                                    /s/ Salvatore J. Furnari
                                    ------------------------------
                                    Salvatore J. Furnari
                                    Chief Financial Officer
                                    July 16, 2003