Form 10-Q/A
period 2002-09-30
GALAXY NUTRITIONAL FOODS CO
filed 2003-07-17
CIK 819527

FORM 10-Q/A

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

       __________________________________________________________________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

                         ______________________________
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

                                Explanatory Note

The Company is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 previously filed with the Securities and Exchange Commission on November 12, 2002 (the "Quarterly Report") to effect the adjustments described below.

Results for the quarter ended September 30, 2002, reflect a correction in the calculation and related disclosures for preferred stock accretion and the value of preferred stock. This correction increased the preferred stock accretion for estimated redemption value, which then decreased net income available to common shareholders by $223,588 and $385,280 on the Company's Statements of Operations for three and six months ended September 30, 2002. The value of preferred stock also reflects an increase of $79,684 from that previously reported on the Company's Balance Sheets. These changes have no affect on the Company's revenue, operating income, net income or cash flow.

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

                         GALAXY NUTRITIONAL FOODS, INC.

                              INDEX TO FORM 10-Q/A
                      FOR QUARTER ENDED SEPTEMBER 30, 2002


                                                                        PAGE NO.
                                                                        --------

PART I.   FINANCIAL INFORMATION

      ITEM 1.  FINANCIAL STATEMENTS

          Balance Sheets                                                       4
          Statements of Operations                                             5
          Statement of Stockholders' Equity                                    6
          Statements of Cash Flows                                             7
          Notes to Financial Statements                                     8-13

     ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS               14-20

     ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK     21

     ITEM 4.   CONTROLS AND PROCEDURES                                        21



PART II.  OTHER INFORMATION

     ITEM 1.   LEGAL PROCEEDINGS                                              22

     ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS                      22

     ITEM 3.   DEFAULTS UPON SENIOR SECURITIES                                23

     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS            23

     ITEM 5.   OTHER INFORMATION                                              23

     ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                            24-26

SIGNATURES & CERTIFICATIONS                                                27-29

                          PART I. FINANCIAL INFORMATION
                         GALAXY NUTRITIONAL FOODS, INC.
                                 BALANCE SHEETS

                                                           SEPTEMBER 30,      MARCH 31,
                                                               2002             2002
                                                           ------------     ------------
                                                            (UNAUDITED)
                                ASSETS
CURRENT ASSETS:
   Cash                                                    $      1,673     $        168
   Trade receivables, net                                     4,940,825        5,283,187
   Inventories                                                5,246,933        5,748,652
   Prepaid expenses and other                                   592,680          555,520
                                                           ------------     ------------

           Total current assets                              10,782,111       11,587,527

PROPERTY AND EQUIPMENT, NET                                  23,329,032       24,180,636
OTHER ASSETS                                                    641,551          479,387
                                                           ------------     ------------

           TOTAL                                           $ 34,752,694     $ 36,247,550
                                                           ============     ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Book overdrafts                                         $    383,571     $  1,192,856
   Line of credit                                             4,899,822        5,523,875
   Accounts payable                                           3,255,176        5,399,143
   Accrued liabilities                                        1,709,502          994,341
   Current portion of term notes payable                      2,035,436        1,809,000
   Current portion of subordinated note payable               4,000,000               --
   Current portion of obligations under capital leases          391,363          349,380
                                                           ------------     ------------

           Total current liabilities                         16,674,870       15,268,595

TERM NOTES PAYABLE, less current portion                      8,107,734        8,391,535
SUBORDINATED NOTE PAYABLE                                            --        3,385,770
OBLIGATIONS UNDER CAPITAL LEASES, less current portion          556,820          734,156
                                                           ------------     ------------

           Total liabilities                                 25,339,424       27,780,056
                                                           ------------     ------------

COMMITMENTS AND CONTINGENCIES                                        --               --

REDEEMABLE CONVERTIBLE PREFERRED STOCK                        2,301,942        2,156,311

STOCKHOLDERS' EQUITY:
   Common stock                                                 121,313          115,400
   Additional paid-in capital                                59,760,391       60,717,914
   Accumulated deficit                                      (39,877,715)     (41,629,470)
                                                           ------------     ------------

                                                             20,003,989       19,203,844

   Less:  Notes receivable arising from the exercise of
            stock options and sale of common stock          (12,772,200)     (12,772,200)
          Treasury stock, 26,843 shares, at cost               (120,461)        (120,461)
                                                           ------------     ------------

           Total stockholders' equity                         7,111,328        6,311,183
                                                           ------------     ------------

           TOTAL                                           $ 34,752,694     $ 36,247,550
                                                           ============     ============

                 See accompanying notes to financial statements.

                         GALAXY NUTRITIONAL FOODS, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                              THREE MONTHS ENDED                SIX MONTHS ENDED
                                                 SEPTEMBER 30,                     SEPTEMBER 30,
                                         -----------------------------     -----------------------------
                                             2002             2001             2002             2001
                                         ------------     ------------     ------------     ------------
NET SALES                                $ 10,062,331     $ 11,225,584     $ 20,040,035     $ 22,928,575

COST OF GOODS SOLD                          7,047,230        9,547,698       14,283,734       18,169,634
                                         ------------     ------------     ------------     ------------
  Gross margin                              3,015,101        1,677,886        5,756,301        4,758,941
                                         ------------     ------------     ------------     ------------

OPERATING EXPENSES:
Selling                                     1,345,678        1,748,431        2,335,315        3,270,238
Delivery                                      511,954          570,362        1,083,516        1,212,621
Non-cash compensation related to
   options & warrants                      (1,348,089)       2,051,638       (2,985,350)       3,629,267
General and administrative                    747,243        1,589,994        1,588,749        2,410,541
Research and development                       56,440           44,540          114,214           97,856
                                         ------------     ------------     ------------     ------------
  Total operating expenses                  1,313,226        6,004,965        2,136,444       10,620,523
                                         ------------     ------------     ------------     ------------

INCOME (LOSS) FROM OPERATIONS               1,701,875       (4,327,079)       3,619,857       (5,861,582)

Interest expense                              969,630          689,844        1,868,102        1,397,112
                                         ------------     ------------     ------------     ------------

NET INCOME (LOSS)                        $    732,245     $ (5,016,923)    $  1,751,755     $ (7,258,694)

Preferred Stock Dividends                      70,000          446,900          140,000          534,400
Preferred Stock Accretion to
   Redemption Value                           120,700          429,977          459,977          667,491
                                         ------------     ------------     ------------     ------------

NET INCOME (LOSS)
   AVAILABLE TO COMMON
   SHAREHOLDERS                          $    541,545     $ (5,893,800)    $  1,151,778     $ (8,460,585)
                                         ============     ============     ============     ============

BASIC NET INCOME
   (LOSS) PER COMMON
   SHARE                                 $       0.05     $      (0.59)    $       0.10     $      (0.84)
                                         ============     ============     ============     ============
DILUTED NET INCOME
   (LOSS) PER COMMON
   SHARE                                 $       0.04     $      (0.59)    $       0.09     $      (0.84)
                                         ============     ============     ============     ============

                 See accompanying notes to financial statements.

                         GALAXY NUTRITIONAL FOODS, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                   Common Stock          Additional                        Notes
                            -------------------------     Paid-In       Accumulated    Receivable for    Treasury
                               Shares      Par Value      Capital          Deficit      Common Stock       Stock          Total
                            -------------------------------------------------------------------------------------------------------
Balance at March 31, 2002    11,540,041    $  115,400   $ 60,717,914    $(41,629,470)   $(12,772,200)   $  (120,461)   $  6,311,183

Exercise of options               1,000            10          4,240              --              --             --           4,250
Issuance of common stock        586,773         5,868      2,304,159              --              --             --       2,310,027
Issuance of common stock
   under employee stock
   purchase plan                  3,481            35          9,709              --              --             --           9,744
Issuance of warrants                 --            --         70,000              --              --             --          70,000
Non-cash compensation
   related to options
   under non-recourse
   note receivable                   --            --     (3,060,000)             --              --             --      (3,060,000)
Dividends on preferred
   stock                             --            --       (140,000)             --              --             --        (140,000)
Accretion of discount on
   preferred stock                   --            --       (145,631)             --              --             --        (145,631)
Net income                           --            --             --       1,751,755              --             --       1,751,755
                            -------------------------------------------------------------------------------------------------------

Balance at September 30,
   2002                      12,131,295    $  121,313   $ 59,760,391    $(39,877,715)   $(12,772,200)   $  (120,461)   $  7,111,328
                            =======================================================================================================

                See accompanying notes to financial statements.

                         GALAXY NUTRITIONAL FOODS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

SIX MONTHS ENDED SEPTEMBER 30,                                          2002             2001
                                                                    ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income (Loss)                                                $  1,751,755     $ (7,258,694)
   Adjustments to reconcile net income (loss) to net cash
     from (used in) operating activities:
       Depreciation and amortization                                   1,138,945        1,045,613
       Amortization of debt discount and financing costs                 989,205          273,279
       Provision for losses on trade receivables                         158,300          475,000
       Non-cash compensation related to options under
         non-recourse note receivable                                 (3,060,000)       3,621,143
       Amortization of consulting and director fee expense
         paid through issuance of common stock warrants                   74,650            8,124
       (Increase) decrease in:
         Trade receivables                                               184,062         (672,527)
         Inventories                                                     501,719        3,998,117
         Prepaid expenses and other                                      (37,160)           1,580
       Increase (decrease) in:
         Accounts payable                                               (953,465)      (2,342,338)
         Accrued liabilities                                             161,661          215,052
                                                                    ------------     ------------

   NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                   909,672         (635,651)
                                                                    ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                   (192,578)        (371,439)
   Increase in other assets                                                   --           (1,883)
                                                                    ------------     ------------

   NET CASH USED IN INVESTING ACTIVITIES                                (192,578)        (373,322)
                                                                    ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase (decrease) in book overdrafts                               (809,285)         201,874
   Net payments on line of credit                                       (624,053)      (1,809,384)
   Borrowings on term note payable                                       500,000               --
   Repayments on term notes payable                                     (904,840)        (458,964)
   Principal payments on capital lease obligations                      (230,116)         (90,357)
   Financing costs for long term debt                                   (128,289)         (25,000)
   Proceeds from issuance of common stock, net of offering costs       1,476,744        3,017,745
   Proceeds from exercise of common stock options                          4,250           19,521
   Proceeds from issuance of preferred stock, net of costs                    --        2,900,959
                                                                    ------------     ------------

   NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                  (715,589)       3,756,394
                                                                    ------------     ------------

NET INCREASE IN CASH                                                       1,505        2,747,421

CASH, BEGINNING OF YEAR                                                      168              500
                                                                    ------------     ------------

CASH, END OF YEAR                                                   $      1,673     $  2,747,921
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

(2)  INVENTORIES
     -----------
     Inventories are summarized as follows:
                                              September 30,      March 31,
                                                  2002             2002
                                              ------------     ------------
                                               (UNAUDITED)
     Raw materials                            $  2,704,513     $  2,482,458
     Finished goods                              2,542,420        3,266,194
                                              ------------     ------------
     Total                                    $  5,246,933     $  5,748,652
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

(5)  CAPITAL STOCK
     -------------
     On April 6, 2001, in accordance with an exemption from registration under Regulation D promulgated under the Securities Act of 1933, as amended, the Company received from BH Capital Investments, L.P. and Excalibur Limited Partnership (the "Series A Preferred Holders") proceeds of approximately $3,082,000 less costs of $181,041 for the issuance of 72,646 shares of the Company's Series A convertible preferred stock with a face value of $3,500,000 and warrants to purchase shares of the Company's common stock. The shares are subject to certain designations, preferences and rights, including the right to convert such shares into shares of common stock at any time. The per share conversion price is the lower of (x) $4.08 or (y) 95% of the average of the two lowest closing bid prices on the American Stock Exchange of the common stock out of the fifteen trading days prior to conversion. The liquidation preference of each preferred share is approximately $48.18 plus accrued dividends that are then unpaid for each share of the Series A convertible preferred stock ($54.93 at September 30, 2002).

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

     The Series A Preferred Holders have the right to receive on any outstanding Series A convertible preferred stock a ten percent stock dividend on the shares, payable one year after the issuance of such preferred stock, and an eight percent stock dividend for the subsequent three years thereafter, payable in either cash or shares of preferred stock. For the six months ended September 30, 2002 and 2001, the Company has recorded accrued dividends of $140,000 for the 8% preferred stock dividend and $175,000 for the 10% preferred stock dividend, respectively, in connection with the issuance of the preferred stock and warrants on April 6, 2001. On April 6, 2001, the Company recorded the initial carrying value of the preferred stock as $521,848, which included adjustment for the estimated fair value of the initial warrants ($277,200) and redemption warrants ($277,200). Each quarter the Company calculates the estimated redemption value based on the formulas stated above and the difference between the initial carrying value and the estimated redemption value is then accreted over the redemption period (48 months beginning April 2001) using the straight line method, which approximates the effective interest method. For the six months ended September 30, 2002 and 2001, the Company recorded $459,977 and $667,491, respectively, related to the accretion of the redemption value of preferred stock and the beneficial conversion feature of accrued dividends. As of September 30, 2002, the value of the 72,646 shares of redeemable convertible preferred stock is $2,301,942.

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

     In conjunction with the Series A Purchase Agreement, the Company agreed that it would not sell or enter into any agreement to sell any of its securities or incur any indebtedness outside the ordinary course of business for the time period beginning April 6, 2001 and continuing until three months after the date the investors' shares were effectively registered ("Anti-Financing Right"). To induce the Series A Preferred Holders to waive their Anti-Financing Right to allow the Company to proceed with transactions contemplated by the September 25, 2001 common stock issuance, the Company issued 30,000 shares of common stock to each of the two Series A Preferred Holders at a per share purchase price of par value ($.01). The difference between the total purchase price ($600) and the market value of the stock on the closing date ($360,000) is considered preferred stock dividends. This dividend amount of $359,400 is included in the preferred stock dividends amount for the three and six months ended September 30, 2001 and therefore affects the computation of earnings per common share.

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

(7)  EARNINGS PER SHARE
     ------------------
     The following is a reconciliation of basic net earnings (loss) per share to diluted net earnings (loss) per share:

                                                              Three months ended                 Six months ended
                                                                 September 30,                     September 30,
                                                             2002             2001             2002             2001
                                                         ------------     ------------     ------------     ------------
     Net income (loss) available to common
       shareholders                                      $    541,545     $ (5,893,800)    $  1,151,778     $ (8,460,585)
                                                         ============     ============     ============     ============

     Weighted average shares outstanding - basic           11,978,691       10,048,447       11,764,984       10,033,874
      "In-the-money" shares under stock option
        agreements                                          1,420,502               --        1,792,771               --
     "In-the-money" shares under stock warrant
        agreements                                            245,000               --          335,429               --

     Less:  Shares assumed repurchased under treasury
       stock method                                        (1,544,310)              --       (1,677,333)              --
                                                         ------------     ------------     ------------     ------------

     Weighted average shares outstanding - diluted         12,099,883       10,048,447       12,215,851       10,033,874
                                                         ============     ============     ============     ============

     Basic net income (loss) per common share            $       0.05     $      (0.59)    $       0.10     $      (0.84)
                                                         ============     ============     ============     ============

     Diluted net income (loss) per common share          $       0.04     $      (0.59)    $       0.09     $      (0.84)
                                                         ============     ============     ============     ============

     Potential conversion of Series A preferred stock for 1,359,659 shares, options for 2,872,220 and 2,499,951 shares and warrants for 410,570 and 320,141 shares have not been included in the computation of diluted net income (loss) per common share for the three and six months ended September 30, 2002, respectively, as their effect would be antidilutive. Potential conversion of Series A preferred stock for 710,413 shares, options for 2,781,845 shares, and warrants for 1,031,911 shares have not been included in the computation of diluted net income (loss) per common share for the three and six months ended September 30, 2001, as their effect would be antidilutive.

(8)  SUPPLEMENTAL CASH FLOW INFORMATION
     ----------------------------------
     For purposes of the statement of cash flows, all highly liquid investments with a maturity date of three months or less are considered to be cash equivalents.

     Six months ended September 30,                        2002          2001
     ---------------------------------------------------------------------------

     Non-cash financing and investing activities:
     Amortization of consulting and directors fees
       paid through issuance of common stock warrants $ 74,650 $ 8,124 Purchase of equipment through capital lease
       obligations and term notes payable                   94,763            --
     Reduction in accounts payable through
        issuance of notes payable                          347,475            --
     Reduction in accounts payable through issuance
        of common stock                                    843,027            --
     Discount related to preferred stock                        --     2,020,734
     Accrued preferred stock
       dividends                                           140,000       175,000
     Beneficial conversion feature related to
        preferred stock dividends                           17,844        45,400
     Accretion of discount on preferred stock              442,133       622,091
     Preferred dividends recorded for preferred
       shareholder waiver received in exchange for
       issuance of common stock                                 --       359,400

     Cash paid for:
     Interest                                            1,317,039     1,203,820
     Income taxes                                           51,037            --

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

NET SALES were $10,062,331 in the three months ended September 30, 2002, compared to net sales of $11,225,584 for the three months ended September 30, 2001, a decrease of 10%. The Company experienced an overall decrease of 13% for the first six months of fiscal 2003 compared to the same period in fiscal 2002. Although sales in fiscal 2003 is a decrease from the sales levels in the first half of fiscal 2002, the sales are at the same level (approx. $10 million) as they were for the fourth quarter ended fiscal 2002. The decrease in fiscal 2003 sales compared to fiscal 2002 is attributed to the significant reduction in cash flows in fiscal 2002 as described above. As a result of the cash shortages and short shipments, the Company made a strategic product mix decision and decided to focus on its higher-margin brand name products under the Veggie brand and turn away certain private label business. While demand for the Company's products and private label business continues to increase, sales growth was maintained at lower levels so that the Company can grow profitably.

COSTS OF GOODS SOLD were $7,047,230 representing 70% of net sales for the three months ended September 30, 2002, compared with $9,547,698 or 85% of net sales for the same period ended September 30, 2001. These costs represented 71% and 79% of net sales for the six months ended September 2002 and 2001, respectively. There was an overall decrease in costs of $3,885,900 in the six months of fiscal 2003 compared to fiscal 2002. This decrease in direct materials cost is primarily the result of several factors: (a) a decrease of $2.4 million in proportion to the decrease in sales, (b) the completed installation of the new equipment in fiscal 2002 resulted in an increase of $186,000 in depreciation and personal property taxes in the first half of fiscal 2003. However, in response to the additional efficiencies that the new equipment is now providing, the Company substantially decreased the number of production personnel late in fiscal 2002, which caused labor-related expenses to decrease approximately $886,000 in the first quarter of fiscal 2003, (c) a decrease of $600,000 in inventory write-offs. In the second quarter of fiscal 2002, the Company changed its production focus by scaling back its product mix to 200 core items that made up nearly 98% of sales. As a result of the change in focus, the Company provided for a $600,000 reserve for potential obsolete and slow moving inventory; and (d) a decrease of $200,000 in raw material costs due to improved vendor relations, lower raw material costs and purchase discounts. Now that the equipment is fully operational and the labor crews are trained, the Company is seeing improved run rates with more, high-quality product produced per hour. This resulted in gross margin increasing from the annual rate of 18% in fiscal 2002 to 29% in the first six months of fiscal 2003. The Company expects that with its increased efficiencies in labor, production and purchasing along with tight controls on product mix, it will continue to sustain its improved margins in fiscal 2003.

SELLING expenses were $1,345,678 and $2,335,315 for the three and six months ended September 30, 2002, respectively, compared with $1,748,431 and $3,270,238 for the three and six months ended September 30, 2001, respectively, a decrease of 23% and 29% in the respective periods. The decrease in expenses is due to further reductions in advertising and promotional expenses of approximately $709,000 in the first six months of fiscal 2003 compared to the same period in fiscal 2002. In 2002, more promotions were directed to provide incentives to our direct customers for brand item purchases. In addition, the Company experienced a decrease (approximately 13%) in brokerage and salary costs proportional to the decrease in net sales and a decrease in travel costs in excess of $104,000. The Company expects that fiscal 2003 selling expenses will continue to remain at levels below that of fiscal 2002 expenses based on the Company's current plan for advertising and promotional allowances that are granted on volume purchases rather than on individual item discounts.

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

LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES - Net cash from operating activities was $909,672 for the six months ended September 30, 2002 compared to net cash used of $635,6514 for the same period ended September 30, 2001. The increase in cash from operations is primarily attributable to a net income of $1,751,755 reduced by non-cash items of $698,900 (or $1,052,855) evidencing the improved gross margins and reduction in cash operating expenditures in fiscal 2003 along with further reductions in inventory levels. In fiscal 2002, the Company used a significant portion of its cash to decrease its amounts payable to vendors and to fund operating losses.

INVESTING ACTIVITIES - Net cash used in investing activities totaled $192,578 for the six months ended September 30, 2002 compared to net cash used of $373,322 for the same period ended September 30, 2001. The decrease in cash used for investing activities during fiscal 2003 as compared to fiscal 2002 primarily resulted from less purchases of fixed assets during the period.

FINANCING ACTIVITIES - Net cash flows used by financing activities were $715,589 for the six months ended September 30, 2002 compared to cash flows provided by financing activities of $3,756,394 for the same period ended September 30, 2001. During the first quarter of fiscal 2003, the Company received loan proceeds from Excalibur Limited Partnership in the amount of $500,000 in cash. The proceeds of which were used to pay down a portion of the Company's outstanding debt under its term loan from SouthTrust Bank, N.A. In addition, the Company raised $1,500,000 through the issuance of common stock (as further discussed below).
These proceeds were used to pay off its term loan from Excalibur Limited Partnership and for working capital purposes. The Company used its cash from operating activities to reduce the balance of the Company's outstanding debt under its line of credit from FINOVA Capital. The large cash flows from financing activities during the six months ended September 30, 2001 were primarily the result of the issuance of common and preferred stock. The majority of these proceeds were used to pay down the line of credit from FINOVA Capital and to finance the Company's operating activities in fiscal 2002.

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

*10.26 Letter from SouthTrust Bank, N.A. dated September 27, 2002 regarding principal deferment on $1,500,000 Promissory Note (Filed as Exhibit 10.26 on Form 10-Q for the fiscal quarter ended September 30, 2002, and incorporated herein by reference..)

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

                                    /s/ Salvatore J. Furnari
                                    ---------------------------
                                    Salvatore J. Furnari
                                    Chief Financial Officer
                                    July 16, 2003