Form 10-Q/A
period 2002-12-31
GALAXY NUTRITIONAL FOODS CO
filed 2003-07-17
CIK 819527

FORM 10-Q/A

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

       ------------------------------------------------------------------

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2002


                         ------------------------------
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

                                Explanatory Note

The Company is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2002 previously filed with the Securities and Exchange Commission on February 14, 2003 (the "Quarterly Report") to effect the adjustments described below.

Results for the quarter ended December 31, 2002, reflect a correction in the calculation and related disclosures for preferred stock accretion and the value of preferred stock. This correction increased the preferred stock accretion for estimated redemption value, which then decreased net income available to common shareholders by $1,079,173 and $1,464,453 on the Company's Statements of Operations for three and nine months ended December 31, 2002. The value of preferred stock also reflects an increase of $985,281 from that previously reported on the Company's Balance Sheets. These changes have no affect on the Company's revenue, operating income, net income or cash flow.

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

                         GALAXY NUTRITIONAL FOODS, INC.

                              INDEX TO FORM 10-Q/A
                       FOR QUARTER ENDED DECEMBER 31, 2002

                                                                        PAGE NO.
                                                                        --------

PART I. FINANCIAL INFORMATION

   ITEM 1. FINANCIAL STATEMENTS

      Balance Sheets                                                           4
      Statements of Operations                                                 5
      Statement of Stockholders' Equity                                        6
      Statements of Cash Flows                                                 7
      Notes to Financial Statements                                         8-14

   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS                   15-23

   ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK         23

   ITEM 4. CONTROLS AND PROCEDURES                                            23

PART II. OTHER INFORMATION

   ITEM 1. LEGAL PROCEEDINGS                                                  24

   ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS                          24

   ITEM 3. DEFAULTS UPON SENIOR SECURITIES                                    25

   ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                25

   ITEM 5. OTHER INFORMATION                                                  25

   ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                26-29

SIGNATURES & CERTIFICATIONS                                                30-32

                          PART I. FINANCIAL INFORMATION
                          -----------------------------
                         GALAXY NUTRITIONAL FOODS, INC.
                                 BALANCE SHEETS

                                                         DECEMBER 31,      MARCH 31,
                                                             2002            2002
                                                         ------------    ------------
                                                          (UNAUDITED)
      ASSETS
CURRENT ASSETS:
  Cash                                                   $      1,628    $        168
  Trade receivables, net                                    4,315,262       5,283,187
  Inventories                                               5,127,731       5,748,652
  Prepaid expenses and other                                  599,773         555,520
                                                         ------------    ------------

        Total current assets                               10,044,394      11,587,527

PROPERTY AND EQUIPMENT, NET                                22,763,681      24,180,636
OTHER ASSETS                                                  508,286         479,387
                                                         ------------    ------------

        TOTAL                                            $ 33,316,361    $ 36,247,550
                                                         ============    ============

      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Book overdrafts                                        $    576,858    $  1,192,856
  Line of credit                                            4,166,084       5,523,875
  Accounts payable                                          3,158,340       5,399,143
  Accrued liabilities                                       1,695,893         994,341
  Current portion of term notes payable                     2,182,913       1,809,000
  Current portion of subordinated note payable              4,000,000              --
  Current portion of obligations under capital leases         379,170         349,380
                                                         ------------    ------------

        Total current liabilities                          16,159,258      15,268,595

TERM NOTES PAYABLE, less current portion                    7,528,734       8,391,535
SUBORDINATED NOTE PAYABLE                                          --       3,385,770
OBLIGATIONS UNDER CAPITAL LEASES, less current portion        459,493         734,156
                                                         ------------    ------------

        Total liabilities                                  24,147,485      27,780,056
                                                         ------------    ------------

COMMITMENTS AND CONTINGENCIES                                      --              --

REDEEMABLE CONVERTIBLE PREFERRED STOCK                      2,698,250       2,156,311

STOCKHOLDERS' EQUITY:
  Common stock                                                127,553         115,400
  Additional paid-in capital                               59,590,017      60,717,914
  Accumulated deficit                                     (40,354,283)    (41,629,470)
                                                         ------------    ------------

                                                           19,363,287      19,203,844
  Less: Notes receivable arising from the exercise
          of stock options and sale of common stock       (12,772,200)    (12,772,200)
        Treasury stock, 26,843 shares, at cost               (120,461)       (120,461)
                                                         ------------    ------------

        Total stockholders' equity                          6,470,626       6,311,183
                                                         ------------    ------------

        TOTAL                                            $ 33,316,361    $ 36,247,550
                                                         ============    ============

                See accompanying notes to financial statements.

                         GALAXY NUTRITIONAL FOODS, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                      THREE MONTHS ENDED               NINE MONTHS ENDED
                                          DECEMBER 31,                    DECEMBER 31,
                                 ----------------------------    ----------------------------
                                     2002            2001            2002            2001
                                 ------------    ------------    ------------    ------------
NET SALES                        $  9,755,729    $ 10,106,550    $ 29,795,764    $ 33,035,125

COST OF GOODS SOLD                  6,805,863       7,355,250      21,089,597      25,524,884
                                 ------------    ------------    ------------    ------------
  Gross margin                      2,949,866       2,751,300       8,706,167       7,510,241
                                 ------------    ------------    ------------    ------------

OPERATING EXPENSES:
Selling                             1,240,544       1,764,416       3,575,859       5,034,654
Delivery                              478,331         595,162       1,561,847       1,807,783
Non-cash compensation related
  to options & warrants               190,720      (1,559,024)     (2,794,630)      2,070,243
General and administrative            864,399         786,634       2,453,148       3,197,175
Research and development               60,674          43,075         174,888         140,931
                                 ------------    ------------    ------------    ------------
  Total operating expenses          2,834,668       1,630,263       4,971,112      12,250,786
                                 ------------    ------------    ------------    ------------

INCOME (LOSS) FROM OPERATIONS         115,198       1,121,037       3,735,055      (4,740,545)

Interest expense                     (536,766)       (913,523)     (2,404,868)     (2,310,635)
Other expense                         (55,000)        (57,520)        (55,000)        (57,520)
                                 ------------    ------------    ------------    ------------

NET INCOME (LOSS)                $   (476,568)   $    149,994    $  1,275,187    $ (7,108,700)

Preferred Stock Dividends              69,020          87,500         209,020         621,900
Preferred Stock Accretion to
  Redemption Value                  1,278,022         244,147       1,737,999         911,638
                                 ------------    ------------    ------------    ------------

NET INCOME (LOSS) AVAILABLE TO
  COMMON SHAREHOLDERS            $ (1,823,610)   $   (181,653)   $   (671,832)   $ (8,642,238)
                                 ============    ============    ============    ============

BASIC NET INCOME (LOSS) PER
  COMMON SHARE                   $      (0.15)   $      (0.02)   $      (0.06)   $      (0.84)
                                 ============    ============    ============    ============

DILUTED NET INCOME (LOSS) PER
  COMMON SHARE                   $      (0.15)   $      (0.02)   $      (0.06)   $      (0.84)
                                 ============    ============    ============    ============

                See accompanying notes to financial statements.

                         GALAXY NUTRITIONAL FOODS, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                      Common Stock                                          Notes
                               -------------------------   Additional      Accumulated  Receivable for    Treasury
                                 Shares       Par Value  Paid-In Capital     Deficit     Common Stock       Stock          Total
                               -----------------------------------------------------------------------------------------------------
Balance at March 31, 2002      11,540,041   $    115,400   $ 60,717,914   $(41,629,470)  $(12,772,200)  $   (120,461)  $  6,311,183


Exercise of options                 1,000             10          4,240             --             --             --          4,250
Issuance of common stock        1,210,764         12,108      3,146,025             --             --             --      3,158,133
Issuance of common stock
  under employee stock
  purchase plan                     3,481             35          9,709             --             --             --          9,744
Issuance of warrants                   --             --         70,000             --             --             --         70,000
Non-cash compensation
  related to variable
  options and warrants                 --             --     (2,871,605)            --             --             --     (2,871,605)
Dividends on preferred stock           --             --       (209,020)            --             --             --       (209,020)
Accretion of discount on
  preferred stock                      --             --     (1,277,246)            --             --             --     (1,277,246)
Net income                             --             --             --      1,275,187             --             --      1,275,187
                               -----------------------------------------------------------------------------------------------------

Balance at December 31, 2002   12,755,286   $    127,553   $ 59,590,017   $(40,354,283)  $(12,772,200)  $   (120,461)  $  6,470,626
                               =====================================================================================================

                See accompanying notes to financial statements.

                         GALAXY NUTRITIONAL FOODS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

NINE MONTHS ENDED DECEMBER 31,                                          2002            2001
                                                                    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss)                                                 $  1,275,187    $ (7,108,700)
  Adjustments to reconcile net income (loss) to net cash from
    (used in) operating activities:
      Depreciation                                                     1,707,586       1,551,983
      Amortization of debt discount and financing costs                1,120,145         615,993
      Provision for losses on trade receivables                         (136,700)        425,000
      Non-cash compensation related to variable options and stock
        issued under non-recourse note receivable                     (2,871,605)      1,726,857
      Amortization of consulting and director fee expense paid
        through issuance of common stock warrants                         76,975         343,387
      (Increase) decrease in:
        Trade receivables                                              1,104,625         573,229
        Inventories                                                      620,921       3,024,332
        Prepaid expenses and other                                       (44,253)         61,443
      Increase (decrease) in:
        Accounts payable                                              (1,054,170)     (2,933,124)
        Accrued liabilities                                              195,700         247,283
                                                                    ------------    ------------

  NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                  1,994,411      (1,472,317)
                                                                    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                    (195,868)       (565,110)
  Increase in other assets                                                    --          (7,280)
                                                                    ------------    ------------

  NET CASH USED IN INVESTING ACTIVITIES                                 (195,868)       (572,390)
                                                                    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (decrease) in book overdrafts                                (615,998)       (446,829)
  Net payments on line of credit                                      (1,357,791)     (2,737,304)
  Borrowings on term note payable                                        500,000              --
  Repayments on term notes payable                                    (1,336,363)     (1,266,964)
  Principal payments on capital lease obligations                       (339,636)       (135,512)
  Financing costs for long term debt                                    (128,289)        (25,000)
  Proceeds from issuance of common stock, net of offering costs        1,476,744       3,017,745
  Proceeds from exercise of common stock options                           4,250          19,521
  Proceeds from exercise of common stock warrants, net of costs               --         800,000
  Proceeds from issuance of preferred stock, net of costs                     --       2,900,959
                                                                    ------------    ------------

  NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                 (1,797,083)      2,126,616
                                                                    ------------    ------------

NET INCREASE IN CASH                                                       1,460          81,909

CASH, BEGINNING OF PERIOD                                                    168             500
                                                                    ------------    ------------

CASH, END OF PERIOD                                                 $      1,628    $     82,409
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

(2)  INVENTORIES
     -----------
     Inventories are summarized as follows:

                                                   December 31,       March 31,
                                                      2002              2002
                                                   -----------      -----------
                                                   (UNAUDITED)
          Raw materials                            $ 2,518,322      $ 2,482,458
          Finished goods                             2,609,409        3,266,194
                                                   -----------      -----------
          Total                                    $ 5,127,731      $ 5,748,652
                                                   ===========      ===========

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

(5)  CAPITAL STOCK
     -------------
     On April 6, 2001, in accordance with an exemption from registration under Regulation D promulgated under the Securities Act of 1933, as amended, the Company received from BH Capital Investments, L.P. and Excalibur Limited Partnership (the "Series A Preferred Holders") proceeds of approximately $3,082,000 less costs of $181,041 for the issuance of 72,646 shares of the Company's Series A convertible preferred stock with a face value of $3,500,000 and warrants to purchase shares of the Company's common stock. The shares are subject to certain designations, preferences and rights, including the right to convert such shares into shares of common stock at any time. The per share conversion price is the lower of (x) $4.08 or (y) 95% of the average of the two lowest closing bid prices on the American Stock Exchange of the common stock out of the fifteen trading days prior to conversion. The liquidation preference of each preferred share is approximately $48.18 plus accrued dividends that are then unpaid for each share of the Series A convertible preferred stock ($55.89 at December 31, 2002).

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

     The Series A Preferred Holders have the right to receive on any outstanding Series A convertible preferred stock a ten percent stock dividend on the shares, payable one year after the issuance of such preferred stock, and an eight percent stock dividend for the subsequent three years thereafter, payable in either cash or shares of preferred stock. For the nine months ended December 31, 2002 and 2001, the Company has recorded accrued dividends of $209,020 for the 8% preferred stock dividend and $262,500 for the 10% preferred stock dividend, respectively, in connection with the issuance of the preferred stock and warrants on April 6, 2001. On April 6, 2001, the Company recorded the initial carrying value of the preferred stock as $521,848, which included adjustment for the estimated fair value of the initial warrants ($277,200) and redemption warrants ($277,200). Each quarter the Company calculates the estimated redemption value based on the formulas stated above and the difference between the initial carrying value and the estimated redemption value is then accreted over the redemption period (48 months beginning April 2001) using the straight line method, which approximates the effective interest method. For the nine months ended December 31, 2002 and 2001, the Company recorded $1,737,999 and $911,638, respectively, related to the accretion of the redemption value of preferred stock and the beneficial conversion feature of accrued dividends. As of December 31, 2002, the value of the remaining 57,384 shares of redeemable convertible preferred stock is $2,698,250.

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

     In conjunction with the Series A Purchase Agreement, the Company agreed that it would not sell or enter into any agreement to sell any of its securities or incur any indebtedness outside the ordinary course of business for the time period beginning April 6, 2001 and continuing until three months after the date the investors' shares were effectively registered ("Anti-Financing Right"). To induce the Series A Preferred Holders to waive their Anti-Financing Right to allow the Company to proceed with transactions contemplated by the September 25, 2001 common stock issuance, the Company issued 30,000 shares of common stock to each of the two Series A Preferred Holders at a per share purchase price of par value ($.01). The difference between the total purchase price ($600) and the market value of the stock on the closing date ($360,000) is considered preferred stock dividends. This dividend amount of $359,400 is included in the preferred stock dividends amount for the nine months ended December 31, 2001 and therefore affects the computation of earnings per common share.

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

(7)  EARNINGS PER SHARE
     ------------------
     The following is a reconciliation of basic net earnings (loss) per share to diluted net earnings (loss) per share:

                                                       Three months ended               Nine months ended
                                                           December 31,                    December 31,
                                                  ----------------------------    ----------------------------
                                                      2002            2001            2002            2001
                                                  ------------    ------------    ------------    ------------
Net income (loss) available to common
  shareholders                                    $ (1,823,610)   $   (181,653)   $   (671,832)   $ (8,642,238)
                                                  ============    ============    ============    ============

Weighted average shares outstanding - basic         12,139,619      10,750,790      11,898,580      10,273,538
"In-the-money" shares under stock option
  agreements                                                --              --              --              --
"In-the-money" shares under stock warrant
  agreements                                                --              --              --              --
Less: Shares assumed repurchased under treasury
  stock method                                              --              --              --              --
                                                  ------------    ------------    ------------    ------------

Weighted average shares outstanding - diluted       12,139,619      10,750,790      11,898,580      10,273,538
                                                  ============    ============    ============    ============

Basic net income (loss) per common share          $      (0.15)   $      (0.02)   $      (0.06)   $      (0.84)
                                                  ============    ============    ============    ============

Diluted net income (loss) per common share        $      (0.15)   $      (0.02)   $      (0.06)   $      (0.84)
                                                  ============    ============    ============    ============

     Potential conversion of Series A preferred stock for 2,086,562 shares, options for 4,554,771 shares and warrants for 644,856 shares have not been included in the computation of diluted net income (loss) per common share for the three and nine months ended December 31, 2002, respectively, as their effect would be antidilutive. Potential conversion of Series A preferred stock for 729,891 shares, options for 2,821,203 shares and warrants for 778,286 shares have not been included in the computation of diluted net income (loss) per common share for the three and nine months ended December 31, 2001, as their effect would be antidilutive.

(8)  SUPPLEMENTAL CASH FLOW INFORMATION
     ----------------------------------
     For purposes of the statement of cash flows, all highly liquid investments with a maturity date of three months or less are considered to be cash equivalents.

          Nine months ended December 31,                                       2002         2001
          -----------------------------------------------------------------------------------------
          Non-cash financing and investing activities:
          Amortization of consulting and directors fees paid through
            issuance of common stock warrants                               $   76,975   $  343,386
          Purchase of equipment through capital lease obligations and
            term notes payable                                                  94,763      785,000
          Reduction in accounts payable through issuance of notes payable      347,475           --
          Reduction in accounts payable through issuance of common stock       839,158           --
          Discount related to preferred stock                                       --    2,020,734

          Accrued preferred stock dividends                                    209,020      262,500
          Beneficial conversion feature related to preferred stock
            dividends                                                           55,564       68,100
          Accretion of discount on preferred stock                           1,682,435      843,538
          Preferred dividends recorded for preferred
            shareholder waiver received in exchange for
            issuance of common stock                                                --      359,400

          Cash paid for:
          Interest                                                           1,832,018    1,703,121
          Income taxes                                                          51,037           --

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

NET SALES were $9,755,729 in the three months ended December 31, 2002, compared to net sales of $10,106,550 for the three months ended December 31, 2001, a decrease of over 3%. The Company experienced an overall decrease of 10% for the first nine months of fiscal 2003 compared to the same period in fiscal 2002, reflecting the continued elimination of lower margin business. Although sales for the three and nine months of fiscal 2003 is a decrease from the sales for the three and nine months of fiscal 2002, the sales are at the same level (approx. $10 million) as they were for the fourth quarter ended fiscal 2002 where customer fulfillment levels peaked against the Company's core business items. While the Company has experienced positive cash flows in fiscal 2003, it has used this cash to improve the balance sheet by paying down debt and payables rather than increasing inventory for sale. As a result of the constraints put on ingredient, packaging and finished goods availability, the Company made a strategic decision to downsize sales volume in an effort to upsize its margins. The product mix shift to focus on higher-margin brand name products under the Veggie brand, required the Company to turn away certain private label and other less desirable business. While both the customer and consumer demand for the Company's products and private label business remains strong, sales growth was maintained at lower levels so that the Company can improve margins on its core items and grow profitably.

COSTS OF GOODS SOLD were $6,805,863 representing 70% of net sales for the three months ended December 31, 2002, compared with $7,355,250 or 73% of net sales for the same period ended December 31, 2001. These costs represented 71% and 77% of net sales for the nine months ended December 2002 and 2001, respectively. There was an overall decrease in costs of $4,435,287 in the nine months of fiscal 2003 compared to fiscal 2002. This decrease in cost is primarily the result of several factors: (a) a 10% decrease in raw materials required for operations in the first nine months of fiscal 2003 as compared to fiscal 2002 (a decrease of $2.6 million) which resulted from the 10% decrease in sales described above; (b) the completed installation of the new equipment which resulted in a substantial decrease in the number of production personnel late in fiscal 2002 and caused labor-related expenses to decrease by approximately $1.5 million in the first nine months of fiscal 2003 as compared to fiscal 2002; (c) a decrease of $600,000 in inventory write-offs in the first nine months of fiscal 2003 as compared to fiscal 2002 which resulted from the Company's change in production focus in the second quarter of fiscal 2002 by decreasing its product mix to 200 core items that constituted nearly 98% of sales; and (d) a decrease in raw material costs due to improved vendor relations, lower raw material costs and purchase discounts.

Now that the equipment is fully operational, the labor crews are trained, ingredient and packaging supply is consistent, and fewer number of SKU items are being produced based on specific sales forecasting, the Company is seeing longer production runs, improved run rates with more, high-quality product produced per hour. This resulted in gross margin increasing from the annual rate of 18% in fiscal 2002 to 29% in the first nine months of fiscal 2003. The Company expects that with its increased efficiencies in labor, production and purchasing along with continued monitoring of items being offered and tight controls on product mix, it will continue to sustain its improved margins in fiscal 2003.

SELLING expenses were $1,240,544 and $3,575,859 for the three and nine months ended December 31, 2002, respectively, compared with $1,764,416 and $5,034,654 for the three and nine months ended December 31, 2001, respectively, a decrease of 30% and 29% in the respective periods. The decrease in expenses is due to further efficiencies in advertising and promotional expenses of approximately $1.1 million in the first nine months of fiscal 2003 compared to the same period in fiscal 2002. In 2002, more promotions were directed to provide incentives to the Company's direct customers for merchandising and brand item purchases. In addition, the Company experienced a decrease (approximately $500,000) in brokerage and salary costs and a decrease in travel costs in excess of approximately $100,000 directly attributable to deployment of more focused, productive key account selling strategies and tactics. The Company expects that fiscal 2003 selling expenses will continue to remain at levels below that of fiscal 2002 expenses based on the Company's current plan for advertising and promotional allowances that are focused against key accounts and granted on volume purchases rather than on individual item discounts.

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

LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES - Net cash provided by operating activities was $1,994,411 for the nine months ended December 31, 2002 compared to net cash used of
$1,472,317 for the same period ended December 31, 2001. The increase in cash from operations is primarily attributable to a net income of $1,275,187 evidencing the improved gross margins and reduction in cash operating expenditures in fiscal 2003 along with further collections on accounts receivable and reductions in inventory levels. In fiscal 2002, the Company used a significant portion of its cash to decrease its amounts payable to vendors and to fund operating losses.

INVESTING ACTIVITIES - Net cash used in investing activities totaled $195,868 for the nine months ended December 31, 2002 compared to net cash used of $572,390 for the same period ended December 31, 2001. The decrease in cash used for investing activities during fiscal 2003 as compared to fiscal 2002 primarily resulted from less purchases of fixed assets during the period.

FINANCING ACTIVITIES - Net cash flows used in financing activities were $1,797,083 for the nine months ended December 31, 2002 compared to cash flows provided by financing activities of $2,126,616 for the same period ended December 31, 2001. During the first quarter of fiscal 2003, the Company received loan proceeds from Excalibur Limited Partnership in the amount of $500,000 in cash. The proceeds of which were used to pay down a portion of the Company's outstanding debt under its term loan from SouthTrust Bank, N.A. In addition, the Company raised $1,500,000 through the issuance of common stock (as further discussed below). These proceeds were used to pay off its term loan from Excalibur Limited Partnership and for working capital purposes. The Company used its cash from operating activities to reduce the balance of the Company's outstanding debt under its line of credit from FINOVA Capital and to pay down its term debt with SouthTrust Bank, N.A. The large cash flows from financing activities during the nine months ended December 31, 2001 were primarily the result of the issuance of common and preferred stock. The majority of these proceeds were used to pay down the line of credit from FINOVA Capital and to finance the Company's operating activities in fiscal 2002.

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

NONE

ITEM 5. OTHER INFORMATION

NONE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

The following exhibits are filed as part of this Form 10-Q/A.

EXHIBIT NO     EXHIBIT DESCRIPTION
----------     -------------------

* 3.1 Certificate of Amendment of Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on December 23, 2002 (Filed as Exhibit 3.1 of Form 10-Q for the quarter ended December 31, 2002, and incorporated herein by reference.)

* 3.2 Restated Certificate of Incorporation of the Company as filed with the Secretary of State of the State of Delaware on December 23, 2002 (Filed as Exhibit 3.2 of Form 10-Q for the quarter ended December 31, 2002, and incorporated herein by reference.)

* 3.3 By-laws of the Company, as amended (Filed as Exhibit 3.2 to the Company's Registration Statement on Form S-18, No. 33-15893-NY, incorporated herein by reference.)

* 4.3 Stock Purchase Warrant issued to Excalibur Limited Partnership dated as of June 26, 2002. (Filed as Exhibit 4.3 to Registration Statement on Form S-3 filed September 30, 2002.)

* 4.4 Registration Rights Agreement dated as of June 28, 2002 by and among the Registrant, Stonestreet Limited Partnership, Excalibur Limited Partnership, H&H Securities Limited and Stonestreet Corporation. (Filed as Exhibit 4.4 to Registration Statement on Form S-3 filed September 30, 2002.)

* 4.5 Purchase Agreement dated as of August 27, 2002 by and between the Registratnt and Hart Design & Mfg, Inc. (Filed as Exhibit 4.5 to Registration Statement on Form S-3 filed September 30, 2002.)

* 4.6 Form of Subscription Agreement by and between the Registrant and those food brokers named in the selling stockholders section of this Registration Statement. (Filed as Exhibit 4.6 to Registration Statement on Form S-3 filed September 30, 2002.)

* 4.8 Common Stock and Warrants Purchase Agreement by and between the Company and Stonestreet Limited Partnership dated June 28, 2002 (Filed as Exhibit 4.8 on Form 10-K for fiscal year ended March 31, 2002, and incorporated herein by reference.)

* 4.9 Stock Purchase Warrant issued to Stonestreet Limited Partnership, dated June 28, 2002 (Filed as Exhibit 4.9 on Form 10-K for fiscal year ended March 31, 2002, and incorporated herein by reference.)

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

*10.27 Waiver Letter from SouthTrust Bank, N.A. dated February 13, 2003 (Filed as Exhibit 10.27 of Form 10-Q for the quarter ended December 31, 2002, and incorporated herein by reference.)

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

*10.44 Amended and Restated employment agreement between the Company and Angelo S. Morini dated June 15, 1999 (Filed as Exhibit 10.44 of Form 10-Q for the quarter ended December 31, 2002, and incorporated herein by reference.)

*10.45 Loan Agreement between the Company and Angelo S. Morini dated June 15, 1999 (Filed as Exhibit 10.45 of Form 10-Q for the quarter ended December 31, 2002, and incorporated herein by reference.)

*10.46 Promissory Note from Angelo S. Morini dated June 15, 1999 (Filed as Exhibit 10.46 of Form 10-Q for the quarter ended December 31, 2002, and incorporated herein by reference.)

*10.47 Stock Pledge Agreement between the Company and Angelo S. Morini dated June 15, 1999 (Filed as Exhibit 10.47 of Form 10-Q for the quarter ended December 31, 2002, and incorporated herein by reference.)

*10.48 First Amendment to Loan Agreement and Stock Pledge Agreement between the Company and Angelo S. Morini dated December 16, 2002 (Filed as Exhibit 10.48 of Form 10-Q for the quarter ended December 31, 2002, and incorporated herein by reference.)

*10.49 Stock Option Agreement between the Company and Angelo S. Morini dated June 15, 1999 (Filed as Exhibit 10.49 of Form 10-Q for the quarter ended December 31, 2002, and incorporated herein by reference.)

*10.50         Special  Services  Agreement  between  the  Company and Angelo S.
               Morini dated December 4, 2002 (Filed as Exhibit 10.50 of Form 10-Q for the quarter ended December 31, 2002, and incorporated herein by reference.)

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

                                   GALAXY NUTRITIONAL FOODS, INC.


Date: July 16, 2003                /s/ Christopher J. New
                                   -----------------------------------
                                   Christopher J. New
                                   Chief Executive Officer
                                   (Principal Executive Officer)


Date: July 16, 2003                /s/ Salvatore J. Furnari
                                   -----------------------------------
                                   Salvatore J. Furnari
                                   Chief Financial Officer
                                   (Principal Accounting and Financial Officer)

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

               /s/ Christopher J. New
               -----------------------
               Christopher J. New
               Chief Executive Officer
               July 16, 2003

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

               /s/ Salvatore J. Furnari
               ------------------------
               Salvatore J. Furnari
               Chief Financial Officer
               July 16, 2003