Form 10-Q
period 2003-06-30
GALAXY NUTRITIONAL FOODS INC
filed 2003-08-14
CIK 819527

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
       __________________________________________________________________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

     On August 14, 2003, there were 15,153,932 shares of Common Stock, $.01 par value per share, outstanding.

                         GALAXY NUTRITIONAL FOODS, INC.

                               INDEX TO FORM 10-Q
                         FOR QUARTER ENDED JUNE 30, 2003

                                                                        PAGE NO.
                                                                        --------
PART I.        FINANCIAL INFORMATION

      ITEM 1.  FINANCIAL STATEMENTS

           Balance Sheets                                                      4
           Statements of Operations                                            5
           Statement of Stockholders' Equity                                   6
           Statements of Cash Flows                                            7
           Notes to Financial Statements                                       8

      ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATION                   16

      ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK     22

      ITEM 4.  CONTROLS AND PROCEDURES                                        22

PART II.       OTHER INFORMATION

      ITEM 1.  LEGAL PROCEEDINGS                                              24

      ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                      24

      ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                25

      ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                               26

SIGNATURES                                                                    31

                          PART I. FINANCIAL INFORMATION
                         GALAXY NUTRITIONAL FOODS, INC.
                                 BALANCE SHEETS

                                                                         JUNE 30,        MARCH 31,
                                                           NOTES           2003            2003
                                                           -----       ------------    ------------
                                                                       (UNAUDITED)
                         ASSETS

CURRENT ASSETS:
  Cash                                                                 $         --    $      1,598
  Trade receivables, net                                                  4,220,674       5,109,247
  Inventories                                                             5,161,497       5,294,500
  Prepaid expenses and other                                                613,001         553,396
                                                                       ------------    ------------

      Total current assets                                                9,995,172      10,958,741

PROPERTY AND EQUIPMENT, NET                                              21,701,667      22,168,404
OTHER ASSETS                                                                454,343         274,918
                                                                       ------------    ------------

      TOTAL                                                            $ 32,151,182    $ 33,402,063
                                                                       ============    ============

          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Book overdrafts                                                      $    193,880    $  1,151,276
  Line of credit                                              2           4,690,218       4,939,894
  Accounts payable                                                        1,844,186       2,622,996
  Accrued liabilities                                                     1,616,483       1,891,773
  Current portion of term notes payable                       2           1,285,610       1,497,760
  Current portion of subordinated note payable                2                  --       2,000,000
  Current portion of obligations under capital leases                       334,201         363,152
                                                                       ------------    ------------

      Total current liabilities                                           9,964,578      14,466,851

TERM NOTES PAYABLE, less current portion                      2           9,561,742       7,786,985
SUBORDINATED NOTE PAYABLE                                     2                  --       2,000,000
OBLIGATIONS UNDER CAPITAL LEASES, less current portion                      318,227         383,210
                                                                       ------------    ------------

      Total liabilities                                                  19,844,547      24,637,046
                                                                       ------------    ------------

COMMITMENTS AND CONTINGENCIES                                 3                  --              --

REDEEMABLE CONVERTIBLE PREFERRED STOCK                        4           3,114,652       2,324,671

STOCKHOLDERS' EQUITY:                                         4
  Common stock                                                              151,529         127,617
  Additional paid-in capital                                             64,498,561      59,800,732
  Accumulated deficit                                                   (42,565,446)    (40,595,342)
                                                                       ------------    ------------

                                                                         22,084,644      19,333,007
  Less: Notes receivable arising from the exercise of        5,8
        stock options and sale of common stock                          (12,772,200)    (12,772,200)
        Treasury stock, 26,843 shares, at cost                             (120,461)       (120,461)
                                                                       ------------    ------------

      Total stockholders' equity                                          9,191,983       6,440,346
                                                                       ------------    ------------

      TOTAL                                                            $ 32,151,182    $ 33,402,063
                                                                       ============    ============

                See accompanying notes to financial statements.

                         GALAXY NUTRITIONAL FOODS, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

THREE MONTHS ENDED JUNE 30,                                NOTES           2003            2002
                                                           -----       ------------    ------------
NET SALES                                                              $  8,695,781    $  9,977,704

COST OF GOODS SOLD                                                        6,051,116       7,236,504
                                                                       ------------    ------------
  Gross margin                                                            2,644,665       2,741,200
                                                                       ------------    ------------

OPERATING EXPENSES:
Selling                                                                   1,313,873         989,637
Delivery                                                                    451,817         571,562
Non-cash compensation related to options and warrants        1,5          1,307,131      (1,637,261)
General and administrative                                                  983,479         841,506
Research and development                                                     63,084          57,774
                                                                       ------------    ------------
  Total operating expenses                                                4,119,384         823,218
                                                                       ------------    ------------

INCOME (LOSS) FROM OPERATIONS                                            (1,474,719)      1,917,982

Interest expense                                                            495,385         898,472
                                                                       ------------    ------------

NET INCOME (LOSS)                                                      $ (1,970,104)   $  1,019,510

Preferred Stock Dividends                                     4              54,780          70,000
Preferred Stock Accretion to Redemption Value                 4             894,929         339,277
                                                                       ------------    ------------

NET INCOME (LOSS) TO COMMON SHAREHOLDERS                               $ (2,919,813)   $    610,233
                                                                       ============    ============

BASIC NET INCOME (LOSS) PER COMMON SHARE                      6        $      (0.21)   $       0.05
                                                                       ============    ============
DILUTED NET INCOME (LOSS) PER COMMON SHARE                    6        $      (0.21)   $       0.05
                                                                       ============    ============

                See accompanying notes to financial statements.

                         GALAXY NUTRITIONAL FOODS, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                       Common Stock                                          Notes
                                  ----------------------    Additional     Accumulated   Receivable for   Treasury
                                    Shares     Par Value  Paid-In Capital    Deficit      Common Stock      Stock          Total
                                  --------------------------------------------------------------------------------------------------
Balance at March 31, 2003         12,761,685   $ 127,617   $59,800,732    $(40,595,342)   $(12,772,200)   $(120,461)   $  6,440,346

Exercise of warrants                 200,000       2,000       358,000              --              --           --         360,000
Issuance of common stock           2,138,891      21,389     3,771,731              --              --           --       3,793,120
Conversion of preferred stock         52,302         523        85,686              --              --           --          86,209
Fair value of warrants and
  employee options issued                 --          --       565,800              --              --           --         565,800
Non-cash compensation related
  to variable securities                  --          --       833,642              --              --           --         833,642
Dividends on preferred stock              --          --       (54,780)             --              --           --         (54,780)
Accretion of discount on
  preferred stock                         --          --      (862,250)             --              --           --        (862,250)
Net loss                                  --          --            --      (1,970,104)             --           --      (1,970,104)
                                  --------------------------------------------------------------------------------------------------

Balance at June 30, 2003          15,152,878   $ 151,529   $64,498,561    $(42,565,446)   $(12,772,200)   $(120,461)   $  9,191,983
                                  ==================================================================================================

                See accompanying notes to financial statements.

                         GALAXY NUTRITIONAL FOODS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

THREE MONTHS ENDED JUNE 30,                                NOTES           2003            2002
                                                           -----       ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss)                                                    $ (1,970,104)   $  1,019,510
  Adjustments to reconcile net income (loss) to net cash
    from (used in) operating activities:
      Depreciation and amortization                                         558,125         568,770
      Amortization of debt discount and financing costs                      99,440         439,272
      Provision for losses on trade receivables                             (91,000)       (179,037)
      Non-cash compensation related to options and warrants  1,5          1,307,131      (1,637,261)
      (Increase) decrease in:
        Trade receivables                                                   979,573         155,610
        Inventories                                                         133,003         793,019
        Prepaid expenses and other                                          (59,605)        (21,636)
      Increase (decrease) in:
        Accounts payable                                                   (778,810)       (559,571)
        Accrued liabilities                                                (316,130)        144,863
                                                                       ------------    ------------

   NET CASH FROM (USED IN) OPERATING ACTIVITIES                            (138,377)        723,539
                                                                       ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                        (91,388)       (126,623)
  Increase in other assets                                                    1,807              --
                                                                       ------------    ------------

   NET CASH FROM (USED IN) INVESTING ACTIVITIES                             (89,581)       (126,623)
                                                                       ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Book overdrafts                                                          (957,396)       (493,285)
  Net payments on lines of credit                                          (249,676)     (1,021,456)
  Repayments on subordinated note payable                     2          (4,000,000)             --
  Borrowings on term note payable                             2           2,000,000         500,000
  Repayments on term notes payable                                         (437,393)       (876,802)
  Principal payments on capital lease obligations                           (93,934)        (91,715)
  Financing costs for long term debt                                       (188,361)        (83,289)
  Proceeds from issuance of common stock,
    net of offering costs                                     4           3,793,120       1,467,000
  Proceeds from exercise of common stock options                                 --           4,250
  Proceeds from exercise of common stock warrants             2             360,000              --
                                                                       ------------    ------------

   NET CASH FROM (USED IN) FINANCING ACTIVITIES                             226,360        (595,297)
                                                                       ------------    ------------

NET INCREASE (DECREASE) IN CASH                                              (1,598)          1,619

CASH, BEGINNING OF PERIOD                                                     1,598             168
                                                                       ------------    ------------

CASH, END OF PERIOD                                           7        $         --    $      1,787
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

                         GALAXY NUTRITIONAL FOODS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     ------------------------------------------

     The unaudited financial statements have been prepared by the Company, under the rules and regulations of the Securities and Exchange Commission. The accompanying financial statements contain all normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of such financial statements. Certain information and disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted under such rules and regulations although the Company believes that the disclosures are adequate to make the information presented not misleading. The March 31, 2003 balance sheet data was derived from the audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These unaudited financial statements should be read in conjunction with the financial statements and notes included on Form 10-K for the fiscal year ended March 31,2003. Interim results of operations for the three-month period ended June 30, 2003 may not necessarily be indicative of the results to be expected for the full year.

     Stock Based Compensation
     ------------------------
     The Company accounts for its stock-based employee compensation plans under the accounting provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and has furnished the pro forma disclosures required under Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure".

     SFAS No. 123, "Accounting for Stock Based Compensation", requires the Company to provide pro forma information regarding net income (loss) and earnings (loss) per share amounts as if compensation cost for the Company's employee and director stock options had been determined in accordance with the fair market value-based method prescribed in SFAS No. 123. The Company estimates the fair value of each stock option at the grant date by using a Black-Scholes option-pricing model. The following assumptions were used for options issued during the periods:

          Quarter Ended                   June 30, 2003      June 30, 2002
                                          -------------      -------------
          Dividend Yield                       None               None
          Volatility                        41% to 42%         37% to 44%
          Risk Free Interest Rate         2.01% to 3.77%     1.71% to 5.03%
          Expected Lives in Months           36 to 120          60 to 120

     Under the  accounting  provisions of SFAS No. 123, the Company's net income
     (loss) and net income (loss) per basic and diluted share would have been reduced to the pro forma amounts indicated below:

          Quarter Ended                                         June 30, 2003      June 30, 2002
                                                                --------------     --------------
          Net income (loss) to common shareholders as           $   (2,919,813)    $      610,233
          reported
          Add:  Stock-based compensation expense included
          in reported net income                                     1,307,131         (1,637,261)
          Deduct:  Stock-based compensation expense
          determined under fair value based method for all
          awards                                                    (1,500,127)        (2,404,346)
                                                                --------------     --------------
          Pro forma net income (loss) to common shareholders    $   (3,112,809)    $   (3,431,374)
                                                                ==============     ==============

          Net income (loss) per common share:
            Basic - as reported                                 $        (0.21)    $         0.05
                                                                ==============     ==============
            Basic - pro forma                                   $        (0.23)    $        (0.30)
                                                                ==============     ==============
            Diluted - as reported                               $        (0.21)    $         0.05
                                                                ==============     ==============
            Diluted - pro forma                                 $        (0.23)    $        (0.30)
                                                                ==============     ==============

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

     Use of Estimates
     ----------------
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expense during the reporting period. The Company's significant estimates include the allowance for doubtful accounts receivable, provision for inventory obsolescence, and valuation of deferred taxes, employee options and warrants. Actual results could differ from those estimates.

     New Accounting Pronouncements
     -----------------------------
     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock Based Compensation--Transition and Disclosure--an Amendment to SFAS 123." SFAS 148 provides two additional transition methods for entities that adopt the preferable method of accounting for stock based compensation. Further, the statement requires disclosure of comparable information for all companies regardless of whether, when, or how an entity adopts the preferable, fair value based method of accounting. These disclosures are now required for interim periods in addition to the traditional annual disclosure. The amendments to SFAS 123, which provides for additional transition methods, are effective for fiscal years ending after December 15, 2002, although earlier application is permitted. The amendments to the disclosure requirements are required for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. Effective April 1, 2003, the Company adopted the fair value method of recording compensation expense related to all stock options granted after March 31, 2003, in accordance with SFAS 123 and SFAS 148 (the prospective method, as defined by SFAS 148). Accordingly, the fair value of stock options as determined on the date of grant using the Black-Scholes option-pricing model, will be expensed over the vesting period of the related stock options. The negative impact on diluted earnings per share related to the issuance of employee stock options in fiscal 2004 is estimated to be approximately $0.01. The actual impact may differ from this estimate as this estimate is based upon a number of factors including, but not limited to, the number of stock options granted and the fair value of the stock options on the date of grant.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." The Statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. Many of such instruments were previously classified as equity. The statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities. The application of the requirements of SFAS 150 did not have any impact on the Company's financial position or result of operations.

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

(2)  LINE OF CREDIT AND NOTES PAYABLE
     --------------------------------
     Effective May 30, 2003, the Company obtained from Textron Financial Corporation ("Textron") a revolving credit facility (the "Textron Loan") in the maximum principal amount of $7,500,000 pursuant to the terms and conditions of a Loan and Security Agreement dated May 27, 2003 (the "Loan Agreement"). The Textron Loan is secured by the Company's inventory, accounts receivable and all other assets. Generally, subject to the maximum principal amount, which can be borrowed under the Textron Loan and certain reserves that must be maintained during the term of the Textron Loan, the amount available under the Textron Loan for borrowing by the Company from time to time is equal to the sum of (i) up to eight-five percent (85%) of the net amount of its eligible accounts receivable plus (ii) up to sixty percent (60%) of the Company's eligible inventory not to exceed $3,500,000. Advances under the Textron Loan bear interest at a variable rate, adjusted on the first (1st) day of each month, equal to the prime rate plus one and three-quarter percent (1.75%) per annum (6% at June 30, 2003) calculated on the average cash borrowings for the preceding month. The Textron Loan matures and all amounts are due and payable in full on May 26, 2006. The Textron Loan replaced the Company's asset-based credit facility with FINOVA Capital Corporation on May 30, 2003, which had an outstanding principal balance of $4,254,667 at the time of replacement. As of June 30, 2003, the outstanding principal balance on the Textron Loan was $4,690,218.

     The Textron Loan described above contains certain financial and operating covenants. In August 2003, the Company notified Textron that it had failed to comply with the fixed charge coverage ratio in June 2003. Pursuant to a certain Waiver Letter dated August 13, 2003, Textron agreed to waive the requirement to meet the fixed charge coverage ratio for each monthly period through September 30, 2003. Additionally, Textron agreed that after August 13, 2003, all of the financial covenants required of the Company under
     Section 7.6 of the Loan Agreement will be measured and tested on a quarterly rather than monthly basis.

     On September 30, 1999, the Company obtained a $4 million subordinated loan from FINOVA Mezzanine to finance additional working capital and capital improvement needs. This loan was paid in full as of May 30, 2003 by the proceeds from a new loan from SouthTrust Bank as discussed below and from the equity proceeds raised in the private placements in May 2003, as discussed in Note 4. In accordance with a warrant agreement from September 30, 1999, the exercise price on 200,000 warrants still held by FINOVA Mezzanine on May 30, 2003, was reduced from $3.41 to $1.80 per share based on the sales price of the Company's common stock in May 2003. FINOVA
     Mezzanine exercised these warrants to purchase 200,000 shares of the Company's common stock on June 2, 2003. The Company received net proceeds of $119,000 after a deduction of $241,000 due to FINOVA Capital Corporation for waiver fees pursuant to a certain Amendment and Limited Waiver to Security Agreement dated June 26, 2002.

     Simultaneous with the closing of the Textron Loan in May 2003, SouthTrust Bank extended the Company a new term loan in the principal amount of $2,000,000. This loan was consolidated with the Company's March 2000 term loan with SouthTrust Bank, which had a then outstanding principal balance of $8,131,985 for a total term loan amount of $10,131,985. The revised term loan bears interest at SouthTrust Bank's prime rate of interest plus 1% (5% at June 30, 2003), and is due in increasing principal installments by June 2009. Each month, the Company will pay the accrued interest on the loan plus principal amounts as follows: $75,000 from July 2003 to June 2004, $110,000 from July 2004 to June 2005, and $166,250 from July 2005 until maturity in June 2009. This note is secured by all of the Company's equipment and certain related assets. The proceeds of the new term loan, together with the proceeds from certain sales of the Company's common stock conducted in May 2003 (as discussed in Note 4), were used to repay the Company's $4,000,000 mezzanine loan from FINOVA Mezzanine. The balance outstanding on the new term loan as of June 30, 2003 was $10,056,742.

     In October 2000, the Company obtained a $1.5 million bridge loan from SouthTrust Bank, which is guaranteed by Angelo S. Morini, the Company's President, and secured by the pledge of one million shares of the Company's common stock owned by him. Interest on this note is at the prime rate (4% at June 30, 2003). The loan is being paid down by monthly principal payments of $50,000 plus interest. In May 2003, SouthTrust Bank amended this loan to extend the maturity date from October 2003 to April 2004. Principal payments of $50,000 are due each month beginning June 1, 2003 until maturity. The balance outstanding on this note as of June 30, 2003 was $401,000. In consideration of his guarantee and stock pledge in respect to this loan, the Company issued an option to acquire 343,125 shares of common stock to Mr. Morini on December 15, 2000. The option has an exercise price of $3.88 per share, which is equal to the fair value of the Company's common stock at the date of the grant. Such options shall expire on December 15, 2010.

     In connection with the consolidations and extensions of the SouthTrust Bank loans as described above, the Company issued a warrant to purchase 100,000 shares of the Company's common stock to SouthTrust Bank on May 29, 2003. The warrant is exercisable until June 1, 2009 at an exercise price of $1.97 per share. The fair value of this warrant was estimated at $101,000, which will be amortized as non-cash compensation over 72 months beginning in May 2003.

     In March 2002, Angelo S. Morini, the Company's President, loaned $330,000 to the Company in order for it to pay down certain notes payable that were coming due. This loan bears interest at the prime rate (4% at June 30, 2003) and is due on or before June 15, 2006.

     On August 15, 2002, the Company executed and delivered to Target Container, Inc. a $347,475 promissory note in satisfaction of its accounts payable obligation to this vendor. This note bears interest at 7% per annum and is due in twelve equal monthly installments of $30,066. The balance outstanding on this note as of June 30, 2003 was $59,610.


(3)  COMMITMENTS AND CONTINGENCIES
     -----------------------------
     On May 17, 2002, Schreiber Foods, Inc. of Green Bay, Wisconsin, filed a lawsuit against the Company in the federal district court for the Eastern District of Wisconsin ("Wisconsin lawsuit"), being Case No. 02-C-0498, alleging various acts of patent infringement. The Complaint alleges that the Company's machines for wrapping of individual cheese slices, manufactured by Kustner Industries, S.A. of Switzerland, known as models KE and KD, and the Company's machines for producing individually wrapped slices manufactured by Hart Design Mfg., Inc. of Green Bay, Wisconsin, infringe certain claims of U.S. Patents Nos. 5,112,632, 5,440,860, 5,701,724 and 6,085,680. Schreiber Foods is seeking a preliminary and permanent injunction prohibiting the Company from further infringing acts and is also seeking damages in the nature of either lost profits or reasonable royalties. Schreiber Foods has not specified the amount of money damages it plans to seek at the time of trial; however, preliminary discussions between the parties lead the Company to conclude that the amount requested will be at least several million dollars, and will be based roughly on a cents-per-pound of product formula.

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

     As well, the Company has, through legal counsel, advised the Court of the scope it believes should be given to the claims at issue in the lawsuit (as part of the so-called Markman briefing process). Schreiber has taken a different view of the claims. The Court conducted a hearing on the issue on August 4, 2003, and the Company received the Court's ruling on August 13, 2003. The Court adopted Schreiber's view on many of the claim terms at issue. The Company, through legal and patent counsel, is still reviewing the ruling.

     The Company and Schreiber recently participated in a Court-sponsored mediation of claims that did not result in a settlement agreement. Based upon the failure of that mediation process to resolve the matter, the Company requested the formal opinion of patent counsel with regard to the merits of Schreiber's patent and Schreiber's claims of infringement. Patent counsel has advised that, in his opinion, the patent claim interpretation being asserted by the Company in the Markman briefing process is the correct one, and that the Company's machines do not infringe the patent claims if that claim interpretation is adopted by the Court. The Company has requested patent counsel to review his opinion in light of the Court's ruling.

     The Company is not in a position at this time to express a view on the likelihood that it will succeed in its position, nor in the amount of damages that might be awarded against it should it be unsuccessful in that regard.

(4)  CAPITAL STOCK
     -------------
     Preferred and Common Stock Issuances
     ------------------------------------
     On April 6, 2001, in accordance with an exemption from registration under Regulation D promulgated under the Securities Act of 1933, as amended, the Company received from BH Capital Investments, L.P. and Excalibur Limited Partnership (the "Series A Preferred Holders") proceeds of approximately $3,082,000 less costs of $181,041 for the issuance of 72,646 shares of the Company's Series A convertible preferred stock with a face value of $3,500,000 and warrants to purchase shares of the Company's common stock. The shares are subject to certain designations, preferences and rights including the right to convert such shares into shares of common stock at any time. The per share conversion price is now equal the quotient of $48.18, plus all accrued dividends that are then unpaid for each share of the Series A convertible preferred stock then held by the holder, ($57.81 at June 30, 2003), divided by the lower of (x) $1.75 or (y) 95% of the average of the two lowest closing bid prices of the Company's common stock on the American Stock Exchange ("AMEX") out of the fifteen trading days immediately prior to conversion.

     In no case, however, shall any Series A Preferred Holder be permitted to convert the Series A convertible preferred stock in an amount that would cause such holder to beneficially own at any given time, in the aggregate, such number of shares of common stock, which would exceed 9.99% of the aggregate outstanding shares of common stock, unless such holder waives such restriction upon not less than 61 days prior notice to the Company. The number of shares issuable upon conversion of the Series A convertible preferred stock will vary depending upon the closing bid prices of the Company's common stock on the AMEX.

     The Series A Preferred Holders have the right to require the Company to redeem their shares of preferred stock on April 6, 2005 or upon occurrence of other specified events. The redemption price shall be paid in cash at a price per preferred share equal to the greater of (a) 100% of the preference amount ($48.18 plus accrued dividends) or (b) an amount equal to the number of shares of common stock that would be then issuable upon conversion of the preferred stock and times the market price on the date of redemption. The market price is based on a five-day average of the closing bid prices for the five trading days prior to the date of redemption.

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

     The Series A Preferred Holders have the right to receive on any outstanding Series A convertible preferred stock a ten percent stock dividend on the shares, payable one year after the issuance of such preferred stock, and an eight percent stock dividend for the subsequent three years thereafter, payable in either cash or shares of preferred stock. For the three months ended June 30, 2003 and 2002, the Company recorded preferred dividends of $54,780 and $70,000, respectively, in connection with the issuance of the preferred stock on April 6, 2001. On April 6, 2001, the Company recorded the initial carrying value of the preferred stock as $521,848, which included adjustment for the estimated fair value of the initial warrants ($277,200) and redemption warrants ($277,200). Each quarter the Company calculates the estimated redemption value based on the formulas stated above and the difference between the initial carrying value and the estimated redemption value is then accreted over the redemption period (48 months beginning April 2001) using the straight line method, which approximates the effective interest method. For the three months ended June 30, 2003 and 2002, the Company recorded $894,929 and $339,277, respectively, related to the accretion of the redemption value of preferred stock and the beneficial conversion feature of accrued dividends. As of June 30, 2003, the value of the remaining 55,884 shares of redeemable convertible preferred stock is $3,114,652.

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

     On April 24, 2003, the Company and the holders of the Series A convertible preferred stock entered into that certain Stock Purchase Option Agreement, whereby the Company was granted the option to purchase all of the shares of the Series A convertible preferred stock owned by such holders at the time the purchase is consummated. The option may be exercised by the Company or its assigns at any time until the earlier of five days after the date of the Company's next annual shareholders meeting or September 30, 2003. Pursuant to such agreement, the holders of the Series A convertible preferred stock also agreed to extend the deadline to hold a shareholders meeting to September 30, 2003. In exchange for the option and the extension of the annual meeting date, the Company issued to each of BH Capital Investments, L.P. and Excalibur Limited Partnership warrants to purchase 250,000 shares of the Company's common stock. These warrants are exercisable until July 15, 2006 at an exercise price equal to $2.00 per share, which price was greater than the market value of the Company's common stock on April 24, 2003. The Company agreed to register the shares underlying the warrants by no later than December 31, 2003. The fair value of these warrant was estimated at $230,000, which was recorded as non-cash compensation expense in the quarter ended June 30, 2003.

     On April 10, 2003, the Company entered into a credit arrangement with one of its greater than 5% shareholders pursuant to which the shareholder would purchase raw materials for the Company in an aggregate amount not to exceed $500,000. The amounts paid for the purchased materials, plus interest at the rate of 15% per annum on such amounts, was due and payable in full on July 9, 2003. In consideration of the credit arrangement, the Company issued to the shareholder a warrant to purchase 100,000 shares of the Company's common stock at an exercise price of $1.70. The fair value of this warrant was estimated at $63,000, which was recorded as non-cash compensation expense in the quarter ended June 30, 2003. All amounts owed under the credit arrangement were repaid in full and such credit arrangement was terminated on June 27, 2003.

     Pursuant to the Company's Restated Certificate of Incorporation, the warrant issued to the above shareholder caused the maximum conversion price of the Series A convertible preferred stock to decrease to $1.75, such that the conversion rate of the Series A convertible preferred stock to common stock is currently equal to the quotient of (i) $48.18, plus all accrued dividends that are then unpaid for each share of the Series A convertible preferred stock then held by the holder, divided by (ii) the lesser of (x) $1.75 or (y) 95% of the average of the two lowest closing bid prices of the Company's common stock on AMEX out of the fifteen trading days immediately prior to conversion.

     Pursuant to seven Securities Purchase Agreements dated May 21, 2003, the Company issued a total of 2,138,891 shares of its common stock at a price per share equal to $1.80 for aggregate gross proceeds to the Company of $3,850,000. Pursuant to a Registration Rights Agreement dated May 21, 2003, the Company has agreed to register the shares of common stock purchased by the investors with the Securities and Exchange Commission no later than November 24, 2003. Sales to related parties under the Securities Purchase Agreements include: 555,556 shares of common stock sold at an aggregate sales price of $1,000,000 to Frederick DeLuca, a greater than 5% shareholder; 55,556 shares of common stock sold at an aggregate sales price of $100,000 to David H. Lipka, a Director of the Company; 83,333 and 55,556 shares of common stock sold at an aggregate sales price of $150,000 and $100,000, respectively, to Ruggieri of Windermere Family Limited Partnership and Ruggieri Financial Pension Plan, respectively, each an affiliate of John Ruggieri, the Company's Vice President of Manufacturing; 1,111,112 shares of common stock sold at an aggregate sales price of $2,000,000 to Fromageries Bel S.A., a leading branded cheese company in Europe which signed a Master Distribution and Licensing Agreement effective May 22, 2003 with the Company. Sales to non-related parties under the Securities Purchase Agreements include: 138,889 shares of common stock sold at an aggregate sales price of $250,000 Apollo Capital Management Group; and 138,889 shares of common stock sold at an aggregate sales price of $250,000 Apollo MicroCap Partners, L.P.

     The Company used $2,000,000 of the proceeds generated from these May 2003 private placements to pay down the balance of the Company's mezzanine loan from FINOVA Mezzanine Capital, Inc. The Company then applied the additional proceeds from the new loan from SouthTrust Bank, as discussed above, to pay the remaining $2,000,000 on the FINOVA Mezzanine loan. The Company utilized the remainder of the private placement proceeds for working capital and general corporate purposes.


(5)  NON-CASH COMPENSATION RELATED TO OPTIONS AND WARRANTS
     -----------------------------------------------------
     Notes Receivable for Common Stock
     ---------------------------------
     The Financial Accounting Standards Board issued Interpretation No. 44 ("FIN 44"), which clarifies the application of APB Opinion 25 relating to the accounting consequences of various modifications to fixed stock options. FIN 44 covers specific events that occurred after December 15, 1998 and was effective as of July 2, 2000. FIN 44 clarified that when an option is repriced, it is treated as a variable option and is marked to market each quarter. Accordingly, any increase in the market price of the Company's common stock over the exercise price of the options that was not previously recorded is recorded as compensation expense at each reporting period. If there is a decrease in the market price of the Company's common stock compared to the prior reporting period, the reduction is recorded as compensation income. Compensation income is limited to the original base exercise price (the "Floor") of the options. In accordance with FIN 44, the underlying shares related to the $12,772,200 note receivable from Angelo S. Morini, as disclosed in Note 8, are treated as variable due to the nature of the note being non-interest bearing and non-recourse. There was no non-cash compensation expense or income related to these shares recorded in the three months ended June 30, 2003 as the price of the Company's common stock at the beginning and end of the period was below the Floor. The Company recorded non-cash compensation income of $1,690,286 for the three months ended June 30, 2002 based on the decrease in the market price of the Company's common stock from $5.43 at March 31, 2002 to $4.85 at June 30, 2002.

     Option and Warrant Repricing
     ----------------------------
     On October 11, 2002, the Company repriced all outstanding options granted to employees prior to October 11, 2002 (4,284,108 shares at former prices ranging from $2.84 to $10.28) to the market price of $2.05 per share. In addition, the Company repriced the outstanding warrants held by current consultants as of October 11, 2002 (291,429 shares at former prices ranging from $3.31 to $5.50) to the market price of $2.05 per share. This stock option repricing resulted in variable accounting treatment for these stock options beginning with the quarter ended December 31, 2002 and such variable accounting treatment will continue until the related options have been cancelled, expired or exercised. On December 4, 2002, as a result of discussions and negotiations with certain major shareholders, the Company's President agreed to reverse the repricing of his 3,692,035 options for the purpose of improving shareholder value and lessening potential financial statement expense. Although the exercise prices of the options were reversed back to their original amounts, the Company is still required to account for any outstanding options related to these reversed-repriced options and all new options issued to the Company's President prior to June 4, 2003 in accordance with variable accounting standards each quarter.

     The Company recorded $833,642 as non-cash compensation expense related to these variable options and warrants in the three months ended June 30, 2003. The remaining outstanding variable options and warrants as of June 30, 2003 were 3,890,860.

     Option and Warrant Issuances
     ----------------------------
     The Company recorded $485,806 and $50,700 as non-cash compensation expense related to employee options and warrants that it issued during the three months ended June 30, 2003 and 2002, respectively. Additionally, it recorded non-cash compensation income of $12,317 and non-cash compensation expense of $2,325 related to the amortization of the fair value of warrants it issued in periods prior to June 30, 2003 and 2002, respectively.

(6)  EARNINGS PER SHARE
     ------------------
     The following is a reconciliation of basic net earnings (loss) per share to diluted net earnings (loss) per share:

Three months ended June 30,                                          2003           2002
--------------------------------------------------------------------------------------------
Net income (loss) per common share                              $ (2,919,813)   $    610,233
Basic net income (loss) per common share                        $      (0.21)   $       0.05
                                                                ------------    ------------

Average shares outstanding - basic                                13,590,879      11,548,929
"In-the-money" shares under stock option agreements                       --       2,570,504
"In-the-money" shares under stock warrant agreements                      --         460,429
Less:  Shares assumed repurchased under treasury stock method             --      (2,246,511)
                                                                ------------    ------------

Average shares outstanding - diluted                              13,590,879      12,333,351
                                                                ------------    ------------

Diluted income (loss) per common share                          $      (0.21)   $       0.05
                                                                ============    ============

     Potential conversion of Series A convertible preferred stock for 1,815,502 shares, options for 4,651,521 shares and warrants for 1,242,856 shares have not been included in the computation of diluted net income (loss) per common share for the three months ended June 30, 2003, as their effect would be antidilutive. Potential conversion of Series A convertible preferred stock for 943,648 shares, options for 1,401,296 shares and warrants for 195,141 shares have not been included in the computation of diluted net income (loss) per common share for the three months ended June 30, 2002, as their effect would be antidilutive.


(7)  SUPPLEMENTAL CASH FLOW INFORMATION
     ----------------------------------
     For purposes of the statement of cash flows, all highly liquid investments with a maturity date of three months or less are considered to be cash equivalents.

          Three months ended June 30,                                     2003              2002
          --------------------------------------------------------------------------------------
          Non-cash financing and investing activities:
          Fair value of options and warrants issued                   $565,800          $ 50,700
          Accrued preferred stock
          dividends                                                     54,780            70,000
          Beneficial conversion feature related to preferred
          stock dividends                                               25,105            12,971
          Accretion of discount on preferred stock                     869,824           326,306
          Cash paid for:
          Interest                                                     530,198           451,766
          Income taxes                                                      --            24,000

(8)  RELATED PARTY TRANSACTIONS
     --------------------------
     In June 1999, in connection with an amended and restated employment agreement for Angelo S. Morini, the Company consolidated two full recourse notes receivable ($1,200,000 from November 1994 and $11,572,200 from October 1995) related to the exercise of 2,914,286 shares of the Company's common stock into a single note receivable in the amount of $12,772,200 that is due on June 15, 2006. This new consolidated note is non-interest bearing and non-recourse and is secured by the 2,914,286 shares of common stock. Per the June 1999 employment contract, this loan may be forgiven upon the occurrence of any of the following events: 1) Mr. Morini is terminated without cause; 2) there is a material breach in the terms of Mr. Morini's employment agreement; or 3) there is a change in control of the Company for which Mr. Morini did not vote "FOR" in his capacity as a director or a shareholder. In October 2000, the Company obtained a $1.5 million bridge loan from SouthTrust Bank, which is guaranteed by Mr. Angelo
     S. Morini, the Company's President, and secured by one million of his above mentioned 2,914,286 shares of the Company's common stock. These one million shares are expected to be released to the Company upon full payment of the bridge loan.

     In March 2002, Angelo S. Morini, the Company's President, loaned $330,000 to the Company in order for it to pay down certain notes payable that were coming due. This loan bears interest at prime (4% at June 30, 2002) and is due on or before June 15, 2006.

     Included in the Balance Sheet as prepaid and other at June 30, 2003 and 2002 is $140,288 and $259,761 in advances to the Company's President.

     Beginning January 13, 2003, the Company entered into a vendor arrangement with one of its employees pursuant to which the employee would purchase raw materials for the Company approximating $500,000. The amounts paid for the purchased materials, plus interest at the rate of 15% per annum on such amounts, was due and paid in full by May 31, 2003.

     On April 10, 2003, the Company entered into a credit arrangement with one of its greater than 5% shareholders pursuant to which the shareholder would purchase raw materials for the Company in an aggregate amount not to exceed $500,000. The amounts paid for the purchased materials, plus interest at the rate of 15% per annum on such amounts, was due and payable in full on July 9, 2003. In consideration of the credit arrangement, the Company issued to the shareholder a warrant to purchase 100,000 shares of the Company's common stock at an exercise price of $1.70. The fair value of this warrant was estimated at $63,000, which was recorded as non-cash compensation expense in the quarter ended June 30, 2003. All amounts owed under the credit arrangement were repaid in full and such credit arrangement was terminated on June 27, 2003.

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

                         GALAXY NUTRITIONAL FOODS, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this report. The following discussion contains certain forward-looking statements, within the meaning of the "safe-harbor" provisions of the Private Securities Reform Act of 1995, the attainment of which involves various risks and uncertainties. These forward-looking statements are based on the Company's current expectations, estimates and projections about the Company's industry, management's beliefs and certain assumptions made by us. Forward-looking statements may be identified by the use of forward-looking terminology such as "may", "will", "expect", "believe", "estimate", "anticipate", "continue", or similar terms, variations of these terms or the negative of those terms. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, the Company's actual results may differ materially from those described in these forward-looking statements due to among other factors, competition in the Company's product markets, dependence on suppliers, the Company's manufacturing experience, and production delays or inefficiencies. The Company undertakes no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

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

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expense during the reporting period. The Company's significant estimates include the allowance for doubtful accounts receivable, provision for inventory obsolescence, and valuation of deferred taxes, employee options and warrants. Actual results could differ from those estimates.

The Company records revenue upon shipment of products to its customers and there is reasonable assurance of collection on the sale. It provides credit terms to customers usually based on net 30 days. The Company performs ongoing credit evaluations of its accounts receivable and makes reserves for anticipated future credits that will be issued to its customers for promotions, discounts, spoils, etc., based on historical experience. In addition, the Company evaluates the accounts for potential uncollectible amounts. The reserve for accounts receivable is then adjusted to reflect these estimates. At June 30, 2003 and March 31, 2003, the Company had reserved $396,000 and $487,000, respectively, for known and anticipated future promotional credits and doubtful accounts. The Company utilizes a detailed customer invoice promotion settlement process to methodically predict, track, manage, and resolve invoicing issues. Actual bad debt expense during the three months ended June 30, 2003 was approximately $7,000. There was no bad debt expense recorded during the three months ended June 30, 2002.

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

          Quarter Ended                   June 30, 2003        June 30, 2002
                                          -------------        -------------
          Dividend Yield                      None                  None
          Volatility                       41% to 42%            37% to 44%
          Risk Free Interest Rate        2.01% to 3.77%        1.71% to 5.03%
          Expected Lives in Months          36 to 120             60 to 120

RESULTS OF OPERATIONS
Three Months Ended June 30, 2003 ("first quarter fiscal 2004") Compared to Three
--------------------------------------------------------------------------------
Months Ended June 30, 2002 ("first quarter fiscal 2003")
--------------------------------------------------------

NET SALES were $8,695,781 in first quarter fiscal 2004 compared to net sales of $9,977,704 in first quarter fiscal 2003, a decrease of $1,281,923 or 13%. This decrease is primarily due to a reduction in retail grocery sales from the prior year mainly as a result of management's decision to turn away lower margin private label and sandwich slice business in order to reallocate the Company's limited cash resources for production of higher margin "branded" items. Another factor in the sales decrease was the reduction in the number of core items produced in order to eliminate lower volume and lower margin items. While the effect of these decisions caused top line sales to diminish initially, this approach enabled the Company's gross margin to increase from 27% in first quarter fiscal 2003 to 30% in first quarter fiscal 2004. Additionally, the reduction in the number of items produced by the Company will enable it to rebuild its top-line sales by focusing on a smaller base of core items which generate higher production volumes and margins.

COST OF GOODS SOLD were $6,051,116 representing 70% of net sales for first quarter fiscal 2004, compared with $7,236,504 or 73% of net sales for first quarter fiscal 2003. The three percent improvement primarily resulted from a price decrease in raw material costs. The Company expects that it will continue to control costs throughout fiscal 2004 by virtue of its increased efficiencies in production and purchasing along with tight controls on product mix and individual item margins.

SELLING expenses were $1,313,873 in first quarter fiscal 2004 compared to $989,637 in first quarter fiscal 2003, an increase of $324,236 or 33%. In first quarter fiscal 2004, the Company recorded increases of approximately $338,000 in promotional costs and $115,000 in advertising costs. These costs were limited in the prior year due to the prior financial constraints of the Company. The Company noted a decrease of approximately $110,000 in brokerage costs corresponding with the decrease in sales and additional decreases in personnel expenses in first quarter fiscal 2004 compared to first quarter fiscal 2003. The Company expects that fiscal 2004 selling expenses will increase compared to fiscal 2003 expenses based on the Company's current plan for expanding distribution of strategic products, and advertising and promotional allowances that are focused towards specific regions and customers.

DELIVERY expenses were $451,817 in first quarter fiscal 2004 compared to $571,562 in first quarter fiscal 2003, a decrease of $119,745 or 21%. Delivery expenses approximate 5% of net sales each period. The decrease in delivery costs is in direct proportion to the decrease in net sales.

NON-CASH COMPENSATION RELATED TO OPTIONS AND WARRANTS was an expense of $1,307,131 in first quarter fiscal 2004 compared to an income of $1,637,261 for first quarter fiscal 2003. The Company values the non-cash compensation related to its securities on three primary items:

     a.   Notes Receivable for Common Stock
     --------------------------------------
     The Financial Accounting Standards Board issued Interpretation No. 44 ("FIN 44"), which clarifies the application of APB Opinion 25 relating to the accounting consequences of various modifications to fixed stock options. FIN 44 covers specific events that occurred after December 15, 1998 and was effective as of July 2, 2000. FIN 44 clarified that when an option is repriced, it is treated as a variable option and is marked to market each quarter. Accordingly, any increase in the market price of the Company's common stock over the exercise price of the options that was not previously recorded is recorded as compensation expense at each reporting period. If there is a decrease in the market price of the Company's common stock compared to the prior reporting period, the reduction is recorded as compensation income. Compensation income is limited to the original base exercise price (the "Floor") of the options. In accordance with FIN 44, the underlying shares related to the $12,772,200 note receivable from Angelo S. Morini are treated as variable due to the nature of the note being non-interest bearing and non-recourse. There was no non-cash compensation expense or income related to these shares recorded in first quarter fiscal 2004 as the price of the Company's common stock at the beginning and end of the period was below the Floor. The Company recorded non-cash compensation income of $1,690,286 in first quarter fiscal 2003 based on the decrease in the market price of the Company's common stock from $5.43 at March 31, 2002 to $4.85 at June 30, 2002. Due to the volatility of the market price of its common stock, the Company is incapable of predicting whether this expense will increase or decrease in the future. A $0.01 increase or decrease in the Company's common stock price results in an expense or income, respectively, of approximately $29,000.

     b.   Option and Warrant Repricing
     ---------------------------------
     On October 11, 2002, the Company repriced all outstanding options granted to employees prior to October 11, 2002 (4,284,108 shares at former prices ranging from $2.84 to $10.28) to the market price of $2.05 per share. In addition, the Company repriced the outstanding warrants held by current consultants prior to October 11, 2002 (291,429 shares at former prices ranging from $3.31 to $5.50) to the market price of $2.05 per share. This stock option repricing resulted in variable accounting treatment for these stock options beginning with the quarter ended December 31, 2002 and such variable accounting treatment will continue until the related options have been cancelled, expired or exercised. On December 4, 2002, as a result of discussions and negotiations with certain major shareholders, the Company's President agreed to reverse the repricing of his 3,692,035 options for the purpose of improving shareholder value and lessening potential financial statement expense. Although the exercise prices of the options were reversed back to their original amounts, the Company is still required to account for any outstanding options related to these reversed-repriced options and all new options issued to the Company's President prior to June 4, 2003 in accordance with variable accounting standards each quarter.

     The Company recorded $833,642 as non-cash compensation expense related to these variable options and warrants in first quarter fiscal 2004. Variable accounting treatment will result in unpredictable stock-based compensation expense or income depending on fluctuations in quoted prices for the Company's common stock. Assuming no further options or warrants are exercised or cancelled and all are vested, a $0.01 increase or decrease in the Company's stock price results in a non-cash compensation expense or income, respectively, of approximately $39,000.

     c.   Option and Warrant Issuances
     ---------------------------------
     The Company recorded $485,806 and $50,700 as non-cash compensation expense related to employee options and warrants that it issued during its first quarter fiscal 2004 and its first quarter fiscal 2003, respectively. Additionally, it recorded non-cash compensation income of $12,317 and non-cash compensation expense of $2,325 related to the amortization of the fair value of warrants it issued in periods prior to first quarter fiscal 2004 and first quarter fiscal 2003, respectively.

GENERAL AND ADMINISTRATIVE expenses were $983,479 in first quarter fiscal 2004 compared to $841,506 in first quarter fiscal 2003, a $141,973 or 17% increase due primarily to an increase in personnel, legal, insurance and director expenses. The increase in personnel costs in first quarter fiscal 2004 compared to first quarter fiscal 2003 related to the addition of several new employees, a change in classification of wages from selling to general and administrative expense due to a change in the job functions of Mr. Christopher J. New when he became Chief Executive Officer, and an increase in wages paid to existing administrative personnel.

RESEARCH AND DEVELOPMENT expenses were $63,084 in first quarter fiscal 2004 compared to $57,774 in first quarter fiscal 2003, a $5,310 or 9% increase. This increase is primarily the result of an increase in the allocation of general overhead costs to this department.

INTEREST expense was $495,385 in first quarter fiscal 2004 compared to $898,472 in first quarter fiscal 2003, a $403,087 or 45% decrease. During first quarter fiscal 2003, the Company amortized to interest expense $307,115 related to debt discounts on its prior mezzanine loan from FINOVA Mezzanine Capital, Inc. ("FINOVA Mezzanine"). Additionally, interest expense decreased as a result of lower debt balances and a reduction in the prime rate by one-half of a percent (0.5%) during first quarter fiscal 2004 compared to first quarter fiscal 2003. See "Debt Financing" below for further detail on the Company's outstanding debts and interest rates thereon.

LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES - Net cash used in operating activities was $138,377 in first quarter fiscal 2004 compared to net cash provided by operating activities of $723,539 in first quarter fiscal 2003. The increase in cash used in operations in first quarter fiscal 2004 is primarily attributable to reductions in accounts payable and accrued liabilities offset by substantial collections on trade receivables. In first quarter fiscal 2003, the Company received a significant portion of its cash from operations by decreasing its inventory levels.

INVESTING ACTIVITIES - Net cash used in investing activities totaled $89,581 and $126,623 in first quarter fiscal 2004 and 2003, respectively. The decrease in cash used for investing activities during first quarter fiscal 2004 as compared to first quarter fiscal 2003 primarily resulted from less purchases of fixed assets during the period.

FINANCING ACTIVITIES - Net cash provided by financing activities was $226,360 in first quarter fiscal 2004 compared to net cash used in financing activities of $595,297 in first quarter fiscal 2003. During first quarter fiscal 2004, the Company raised $3,850,000 through the issuance of common stock and $2,000,000 from a new term loan with SouthTrust Bank, as described below. The Company used $4,000,000 of these proceeds to pay in full the principal balance owed to FINOVA Mezzanine. The remaining proceeds were for used operations and to further reduce the Company's accounts payable and debt balances. During first quarter fiscal 2003, the Company received loan proceeds from Excalibur Limited Partnership in the amount of $500,000 in cash. The proceeds of which were used to pay down a portion of the Company's outstanding debt under its term loan from SouthTrust Bank. In addition in first quarter fiscal 2003, the Company raised $1,500,000 through the issuance of common stock. These proceeds were used to pay off the Company's term loan from Excalibur Limited Partnership and for working capital purposes. The Company used its cash from operating activities to reduce the balance of the Company's outstanding debt under its line of credit from FINOVA Capital Corporation ("FINOVA Capital").

Debt Financing
--------------
Effective May 30, 2003, the Company obtained from Textron Financial Corporation ("Textron") a revolving credit facility (the "Textron Loan") in the maximum principal amount of $7,500,000 pursuant to the terms and conditions of a Loan and Security Agreement dated May 27, 2003 (the "Loan Agreement"). The Textron Loan is secured by the Company's inventory, accounts receivable and all other assets. Generally, subject to the maximum principal amount, which can be borrowed under the Textron Loan and certain reserves that must be maintained during the term of the Textron Loan, the amount available under the Textron Loan for borrowing by the Company from time to time is equal to the sum of (i) up to eight-five percent (85%) of the net amount of its eligible accounts receivable plus (ii) up to sixty percent (60%) of the Company's eligible inventory not to exceed $3,500,000. Advances under the Textron Loan bear interest at a variable rate, adjusted on the first (1st) day of each month, equal to the prime rate plus one and three-quarter percent (1.75%) per annum (6% at June 30, 2003) calculated on the average cash borrowings for the preceding month. The Textron Loan matures and all amounts are due and payable in full on May 26, 2006. The Textron Loan replaced the Company's asset-based credit facility with FINOVA Capital on May 30, 2003, which had an outstanding principal balance of $4,254,667 at the time of replacement. As of June 30, 2003, the outstanding principal balance on the Textron Loan was $4,690,218.

The Textron Loan described above contains certain financial and operating covenants. In August 2003, the Company notified Textron that it had failed to comply with the fixed charge coverage ratio in June 2003. Pursuant to a certain Waiver Letter dated August 13, 2003, Textron agreed to waive the requirement to meet the fixed charge coverage ratio for each monthly period through September 30, 2003. Additionally, Textron agreed that after August 13, 2003, all of the financial covenants required of the Company under Section 7.6 of the Loan Agreement will be measured and tested on a quarterly rather than monthly basis.

On September 30, 1999, the Company obtained a $4 million subordinated loan from FINOVA Mezzanine to finance additional working capital and capital improvement needs. This loan was paid in full as of May 30, 2003 by the proceeds from the a loan from SouthTrust Bank and from the equity proceeds raised in the private placements in May 2003, as discussed below. In accordance with a warrant agreement from September 30, 1999, the exercise price on 200,000 warrants still held by FINOVA Mezzanine on May 30, 2003, was reduced from $3.41 to $1.80 per share based on the sales price of the Company's common stock in May 2003. FINOVA Mezzanine exercised these warrants to purchase 200,000 shares of the Company's common stock on June 2, 2003. The Company received net proceeds of $119,000 after a deduction of $241,000 due to FINOVA Capital Corporation for waiver fees pursuant to a certain Amendment and Limited Waiver to Security Agreement dated June 26, 2002.

Simultaneous with the closing of the Textron Loan in May 2003, SouthTrust Bank extended the Company a new term loan in the principal amount of $2,000,000. This loan was consolidated with the Company's March 2000 term loan with SouthTrust Bank, which had a then outstanding principal balance of $8,131,985 for a total term loan amount of $10,131,985. The revised term loan bears interest at SouthTrust Bank's prime rate of interest plus 1% (5% at June 30, 2003), and is due in increasing principal installments by June 2009. Each month, the Company will pay the accrued interest on the loan plus principal amounts as follows:
$75,000 from July 2003 to June 2004,  $110,000 from July 2004 to June 2005,  and
$166,250 from July 2005 until maturity in June 2009. This note is secured by all of the Company's equipment and certain related assets. The proceeds of the new term loan, together with the proceeds from certain sales of the Company's common stock conducted in May 2003, were used to repay the Company's $4,000,000 mezzanine loan from FINOVA Mezzanine. The balance outstanding on this new term loan as of June 30, 2003 was $10,056,742.

In October 2000, the Company obtained a $1.5 million bridge loan from SouthTrust Bank, which is guaranteed by Angelo S. Morini, the Company's President, and secured by the pledge of one million shares of the Company's common stock owned by him. Interest on this note is at the prime rate (4% at June 30, 2003). The loan is being paid down by monthly principal payments of $50,000 plus interest. In May 2003, SouthTrust Bank amended this loan to extend the maturity date from October 2003 to April 2004. Principal payments of $50,000 are due each month beginning June 1, 2003 until maturity. The balance outstanding on this note as of June 30, 2003 was $401,000. In consideration of his guarantee and stock pledge in respect to this loan, the Company issued an option to acquire 343,125 shares of common stock to Mr. Morini on December 15, 2000. The option has an exercise price of $3.88 per share, which is equal to the fair value of the Company's common stock at the date of the grant. Such options shall expire on December 15, 2010.

In connection with the consolidations and extensions of the SouthTrust Bank loans as described above, the Company issued a warrant to purchase 100,000 shares of the Company's common stock to SouthTrust Bank on May 29, 2003. The warrant is exercisable until June 1, 2009 at an exercise price of $1.97 per share. The fair value of this warrant was estimated at $101,000, which will be amortized as non-cash compensation over 72 months beginning in May 2003.

In March 2002, Angelo S. Morini, the Company's President, loaned $330,000 to the Company in order for it to pay down certain notes payable that were coming due. This loan bears interest at the prime rate (4% at June 30, 2003) and is due on or before June 15, 2006.

On August 15, 2002, the Company executed and delivered to Target Container, Inc. a $347,475 promissory note in satisfaction of its accounts payable obligation to this vendor. This note bears interest at 7% per annum and is due in twelve equal monthly installments of $30,066. The balance outstanding on this note as of June 30, 2003 was $59,610.

In January 2003, Ruggieri of Windermere Family Limited Partnership, an affiliate of Mr. John Ruggieri, the Company's Vice President of Manufacturing, entered into a credit arrangement with the Company pursuant to which the partnership would purchase for the Company raw materials approximating $500,000. The amounts paid for the purchased materials, plus interest at the rate of 15% per annum on such amounts, was due and paid in full by May 31, 2003.

On April 10, 2003, the Company entered into a credit arrangement with Mr. Frederick Deluca, one of its greater than 5% shareholders, pursuant to which the shareholder would purchase raw materials for the Company in an aggregate amount not to exceed $500,000. The amounts paid for the purchased materials, plus interest at the rate of 15% per annum on such amounts, was due and payable in full on July 9, 2003. All amounts owed under the credit arrangement were repaid in full and such credit arrangement was terminated on June 27, 2003.

Equity Financing
----------------
On April 6, 2001, in accordance with an exemption from registration under Regulation D promulgated under the Securities Act of 1933, as amended, the Company received from BH Capital Investments, L.P. and Excalibur Limited
Partnership (the "Series A Preferred Holders") proceeds of approximately $3,082,000 less costs of $181,041 for the issuance of 72,646 shares of the Company's Series A convertible preferred stock with a face value of $3,500,000 and warrants to purchase shares of the Company's common stock. The Series A Preferred Holders have the right to receive on any outstanding Series A convertible preferred stock a ten percent stock dividend on the shares, payable one year after the issuance of such preferred stock, and an eight percent stock dividend for the subsequent three years thereafter, payable in either cash or shares of preferred stock. The Series A convertible preferred stock is subject to certain designations, preferences and rights set forth in the Company's Restated Certificate of Incorporation, including the right to convert such shares into shares of common stock at any time, at a current conversion rate (subject to appropriate adjustment for stock splits, stock dividends, recapitalizations and other events) equal to the quotient of:

$48.18, plus all accrued dividends that are then unpaid for each share of the Series A convertible preferred stock then held by the holder,

     divided by,
the lesser of (x) $1.75 or (y) 95% of the average of the two lowest closing bid prices on the American Stock Exchange of the common stock out of the fifteen trading days immediately prior to conversion.

In no case, however, shall any Series A Preferred Holder be permitted to convert the Series A convertible preferred stock in an amount that would cause such holder to beneficially own at any given time, in the aggregate, such number of shares of common stock, which would exceed 9.99% of the aggregate outstanding shares of common stock, unless such holder waives such restriction upon not less than 61 days prior notice to the Company. The number of shares issuable upon conversion of the Series A convertible preferred stock will vary depending upon the closing bid prices of the Company's common stock on the AMEX.

The Series A Preferred Holders have the right to require the Company to redeem their shares of preferred stock on April 6, 2005 or upon occurrence of other specified events. The redemption price shall be paid in cash at a price per preferred share equal to the greater of (a) 100% of the preference amount ($48.18 plus accrued dividends) or (b) an amount equal to the number of shares of common stock that would be then issuable upon conversion of the preferred stock and times the market price on the date of redemption. The market price is based on a five-day average of the closing bid prices for the five trading days prior to the date of redemption.

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

On April 24, 2003, the Company and the Series A Preferred Holders entered into that certain Stock Purchase Option Agreement, whereby the Company was granted the option to purchase all of the shares of the Series A convertible preferred stock owned by such holders at the time the purchase is consummated. The option may be exercised by the Company or its assigns at any time until the earlier of five days after the date of the Company's next annual shareholders meeting or September 30, 2003. Pursuant to such agreement, the Series A Preferred Holders also agreed to extend the deadline to hold a shareholders meeting to September 30, 2003. In exchange for the option and the extension of the annual meeting date, the Company issued to each of BH Capital Investments, L.P. and Excalibur Limited Partnership warrants to purchase 250,000 shares of the Company's common stock. These warrants are exercisable until July 15, 2006 at an exercise price equal to $2.00 per share, which price was greater than the market value of the Company's common stock on April 24, 2003. The Company agreed to register the shares underlying the warrants by no later than December 31, 2003. The fair value of these warrant was estimated at $230,000, which was recorded as non-cash compensation expense in first quarter fiscal 2004.

On April 10, 2003, the Company entered into a credit arrangement with Mr. Frederick Deluca, one of its greater than 5% shareholders, pursuant to which the shareholder would purchase raw materials for the Company in an aggregate amount not to exceed $500,000. The amounts paid for the purchased materials, plus interest at the rate of 15% per annum on such amounts, was due and payable in full on July 9, 2003. In consideration of the credit arrangement, the Company issued to Mr. Deluca a warrant to purchase 100,000 shares of the Company's common stock at an exercise price of $1.70. The fair value of this warrant was estimated at $63,000, which was recorded as non-cash compensation expense in first quarter fiscal 2004. All amounts owed under the credit arrangement were repaid in full and such credit arrangement was terminated on June 27, 2003.

Pursuant to the Company's Restated Certificate of Incorporation, the warrant issued to Mr. Deluca caused the maximum conversion price of the Series A convertible preferred stock to decrease to $1.75, such that the conversion rate of the Series A convertible preferred stock to common stock is currently equal to the quotient of (i) $48.18, plus all accrued dividends that are then unpaid for each share of the Series A convertible preferred stock then held by the holder, divided by (ii) the lesser of (x) $1.75 or (y) 95% of the average of the two lowest closing bid prices of the Company's common stock on AMEX out of the fifteen trading days immediately prior to conversion.

In accordance with an exemption from registration under Regulation D promulgated under the Securities Act of 1933, as amended, and pursuant to seven Securities Purchase Agreements dated May 21, 2003, the Company sold and issued a total of 2,138,891 shares of its common stock at a price per share equal to $1.80 for aggregate gross proceeds to the Company of $3,850,000. Pursuant to a Registration Rights Agreement dated May 21, 2003, the Company has agreed to register the shares of common stock purchased by the investors with the Securities and Exchange Commission no later than November 24, 2003. Sales to related parties under the Securities Purchase Agreements include: 555,556 shares of common stock sold at an aggregate sales price of $1,000,000 to Frederick DeLuca, a greater than 5% shareholder; 55,556 shares of common stock sold at an aggregate sales price of $100,000 to David H. Lipka, a Director of the Company; 83,333 and 55,556 shares of common stock sold at an aggregate sales price of $150,000 and $100,000, respectively, to Ruggieri of Windermere Family Limited Partnership and Ruggieri Financial Pension Plan, respectively, each an affiliate of John Ruggieri, the Company's Vice President of Manufacturing; 1,111,112 shares of common stock sold at an aggregate sales price of $2,000,000 to Fromageries Bel S.A., a leading branded cheese company in Europe which signed a Master Distribution and Licensing Agreement effective May 22, 2003 with the Company. Sales to non-related parties under the Securities Purchase Agreements include: 138,889 shares of common stock sold at an aggregate sales price of $250,000 Apollo Capital Management Group; and 138,889 shares of common stock sold at an aggregate sales price of $250,000 Apollo MicroCap Partners, L.P.

The Company used $2,000,000 of the proceeds generated from these May 2003 private placements to pay down the balance of the Company's mezzanine loan from FINOVA Mezzanine Capital, Inc. The Company then applied the additional proceeds from the new loan from SouthTrust Bank, as discussed above, to pay the remaining $2,000,000 on the FINOVA Mezzanine loan. The Company utilized the remainder of the private placement proceeds for working capital and general corporate purposes.

Summary
-------
Management believes that with the proceeds received in connection with its revised credit facilities and equity financings together with cash flow from current operations, the Company will have enough cash to meet its current liquidity needs based on current operation levels.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's exposure to market risk results primarily from fluctuations in interest rates. The interest rates on most of the Company's outstanding debts, including its debt to SouthTrust Bank, Textron and Angelo S. Morini, are floating and based on the prevailing market interest rates. For market-based debt, interest rate changes generally do not affect the market value of the debt but do impact future interest expense and hence earnings and cash flows, assuming other factors remain unchanged. A theoretical 1% increase or decrease in market rates in effect on June 30, 2003 with respect to the Company's anticipated debt as of such date would increase or decrease interest expense and hence reduce or increase net income of the Company by approximately $39,000 per quarter.

The Company's sales during the three-month periods ended June 30, 2003 and 2002 which were denominated in a currency other than U.S. dollars were less than 5% of gross sales and no net assets were maintained in a functional currency other than U. S. dollars during such periods. Therefore, the effects of changes in foreign currency exchange rates have not historically been significant to the Company's operations or net assets.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the fiscal quarter ended June 30, 2003, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO"), and the Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the

Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report.

There was no change in the Company's internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

                           PART II. OTHER INFORMATION
                           --------------------------

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

As well, the Company has, through legal counsel, advised the Court of the scope it believes should be given to the claims at issue in the lawsuit (as part of the so-called Markman briefing process). Schreiber has taken a different view of the claims. The Court conducted a hearing on the issue on August 4, 2003, and the Company received the Court's ruling on August 13, 2003. The Court adopted Schreiber's view on many of the claim terms at issue. The Company, through legal and patent counsel, is still reviewing the ruling.

The Company and Schreiber recently participated in a Court-sponsored mediation of claims that did not result in a settlement agreement. Based upon the failure of that mediation process to resolve the matter, the Company requested the formal opinion of patent counsel with regard to the merits of Schreiber's patent and Schreiber's claims of infringement. Patent counsel has advised that, in his opinion, the patent claim interpretation being asserted by the Company in the Markman briefing process is the correct one, and that the Company's machines do not infringe the patent claims if that claim interpretation is adopted by the Court. The Company has requested patent counsel to review his opinion in light of the Court's ruling.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

In accordance with an exemption from registration under Regulation D promulgated under the Securities Act of 1933, as amended, and pursuant to seven Securities Purchase Agreements dated May 21, 2003, the Company sold and issued a total of 2,138,891 shares of its common stock at a price per share equal to $1.80 for aggregate gross proceeds to the Company of $3,850,000. Pursuant to a Registration Rights Agreement dated May 21, 2003, the Company has agreed to register the shares of common stock purchased by the investors with the Securities and Exchange Commission no later than November 24, 2003. Sales to individual investors were as follows:

Investor                           Shares Purchased        Total Purchase Price
--------                           ----------------        --------------------
Frederick A. DeLuca                      555,556              $     1,000,000
David H. Lipka                            55,556              $       100,000
Ruggieri of Windermere Family
  Limited Partnership                     83,333              $       150,000
Ruggieri Financial Pension Plan           55,556              $       100,000
Fromageries Bel S.A.                   1,111,112              $     2,000,000
Apollo Capital Management Group          138,889              $       250,000
Apollo MicroCap Partners, L.P.           138,889              $       250,000
                                     -----------              ---------------
  Total                                2,138,891              $     3,850,000
                                     ===========              ===============

The Company used $2,000,000 of the proceeds generated from the May 2003 private placements to pay down the balance of the Company's mezzanine loan from FINOVA Mezzanine Capital, Inc. The Company then applied the additional proceeds from the new loan from SouthTrust Bank, as discussed above, to pay the remaining $2,000,000 on the FINOVA Mezzanine loan. The Company utilized the remainder of the private placement proceeds for working capital and general corporate purposes.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Textron Loan described above contains certain financial and operating covenants. In August 2003, the Company notified Textron that it had failed to comply with the fixed charge coverage ratio in June 2003. Pursuant to a certain Waiver Letter dated August 13, 2003, Textron agreed to waive the requirement to meet the fixed charge coverage ratio for each monthly period through September 30, 2003. Additionally, Textron agreed that after August 13, 2003, all of the financial covenants required of the Company under Section 7.6 of the Loan Agreement will be measured and tested on a quarterly rather than monthly basis.

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

10.52 Stock Purchase Option Agreement and Stock Purchase Warrant by and between Excalibur Limited Partnership and BH Capital Investments, L.P. and Galaxy Nutritional Foods dated as of April 24, 2003 (Filed herewith.)

10.53 Waiver Letter from Textron Financial Corporation to the Company dated August 13, 2003 (Filed herewith.)

31.1 Section 302 Certification of the Company's Chief Executive Officer (Filed herewith.)

31.2 Section 302 Certification of the Company's Chief Financial Officer (Filed herewith.)

32.1 Section 906 Certification of the Company's Chief Executive Officer (Filed herewith.)

32.2 Section 906 Certification of the Company's Chief Financial Officer (Filed herewith.)

*    Previously filed and incorporated herein by reference.

REPORTS ON FORM 8-K
-------------------

     During the fiscal quarter ended June 30, 2003, the Company filed one Current Report on Form 8-K, dated May 30, 2003 and filed on June 2, 2003, to disclose the Company's financial restructuring and other significant contracts including its new asset based credit facility with Textron Financial Corporation, its new term loan and modification of existing term loans with SouthTrust Bank, its private placement of 2,138,891 shares of common stock, and its master distribution and licensing agreement with Fromageries Bel, S.A. Additionally, the Company reported the payment of the amounts owed to FINOVA Capital Corporation under its asset-based line of credit and to FINOVA Mezzanine Capital, Inc. under its mezzanine loan.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        GALAXY NUTRITIONAL FOODS, INC.


Date: August 14, 2003                   /s/ Christopher J. New
                                        ---------------------------------
                                        Christopher J. New
                                        Chief Executive Officer
                                        (Principal Executive Officer)


Date: August 14, 2003                   /s/ Salvatore J. Furnari
                                        ---------------------------------
                                        Salvatore J. Furnari
                                        Chief Financial Officer
                                        (Principal Accounting and
                                        Financial Officer)