Form 10-Q
period 2003-09-30
GALAXY NUTRITIONAL FOODS INC
filed 2003-11-14
CIK 819527

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
       ------------------------------------------------------------------

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

     On November 14, 2003, there were 15,314,676 shares of Common Stock, $.01 par value per share, outstanding.

                         GALAXY NUTRITIONAL FOODS, INC.

                               INDEX TO FORM 10-Q
                      FOR QUARTER ENDED SEPTEMBER 30, 2003

                                                                        PAGE NO.
                                                                        --------
PART I. FINANCIAL INFORMATION

     ITEM 1. FINANCIAL STATEMENTS

        Balance Sheets                                                      4
        Statements of Operations                                            5
        Statement of Stockholders' Equity                                   6
        Statements of Cash Flows                                            7
        Notes to Financial Statements                                       8

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATION                  17

     ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK    24

     ITEM 4. CONTROLS AND PROCEDURES                                       25

PART II. OTHER INFORMATION

     ITEM 1. LEGAL PROCEEDINGS                                             26

     ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS                     27

     ITEM 3. DEFAULTS UPON SENIOR SECURITIES                               27

     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS           27

     ITEM 5. OTHER INFORMATION                                             28

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                              30

SIGNATURES                                                                 35

                          PART I. FINANCIAL INFORMATION
                          -----------------------------
                         GALAXY NUTRITIONAL FOODS, INC.
                                 BALANCE SHEETS

                                                                  SEPTEMBER 30,     MARCH 31,
                                                          NOTES       2003            2003
                                                          -----   ------------    ------------
                                                                   (UNAUDITED)
                     ASSETS
CURRENT ASSETS:
   Cash                                                           $    217,932    $      1,598
   Trade receivables, net                                            4,367,651       5,109,247
   Inventories                                                       4,491,056       5,294,500
   Prepaid expenses and other                                          525,418         553,396
                                                                  ------------    ------------

         Total current assets                                        9,602,057      10,958,741

PROPERTY AND EQUIPMENT, NET                                         21,159,692      22,168,404
OTHER ASSETS                                                           440,769         274,918
                                                                  ------------    ------------

         TOTAL                                                    $ 31,202,518    $ 33,402,063
                                                                  ============    ============


     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Book overdrafts                                                $         --    $  1,151,276
   Line of credit                                           2        4,731,092       4,939,894
   Accounts payable                                                  1,601,483       2,622,996
   Accrued liabilities                                               1,782,167       1,891,773
   Current portion of term notes payable                    2        1,181,000       1,497,760
   Current portion of subordinated note payable             2               --       2,000,000
   Current portion of obligations under capital leases                 302,275         363,152
                                                                  ------------    ------------

         Total current liabilities                                   9,598,017      14,466,851

TERM NOTES PAYABLE, less current portion                    2        9,231,985       7,786,985
SUBORDINATED NOTE PAYABLE                                   2               --       2,000,000
OBLIGATIONS UNDER CAPITAL LEASES, less current portion                 254,545         383,210
                                                                  ------------    ------------

         Total liabilities                                          19,084,547      24,637,046
                                                                  ------------    ------------

COMMITMENTS AND CONTINGENCIES                               3               --              --

REDEEMABLE CONVERTIBLE PREFERRED STOCK                      4        3,713,392       2,324,671

STOCKHOLDERS' EQUITY:                                       4
   Common stock                                                        151,714         127,617
   Additional paid-in capital                                       63,939,117      59,800,732
   Accumulated deficit                                             (42,793,591)    (40,595,342)
                                                                  ------------    ------------

                                                                    21,297,240      19,333,007
   Less: Notes receivable arising from the exercise of     5,8
         stock options and sale of common stock                    (12,772,200)    (12,772,200)
         Treasury stock, 26,843 shares, at cost                       (120,461)       (120,461)
                                                                  ------------    ------------

         Total stockholders' equity                                  8,404,579       6,440,346
                                                                  ------------    ------------

         TOTAL                                                    $ 31,202,518    $ 33,402,063
                                                                  ============    ============

                See accompanying notes to financial statements.

                         GALAXY NUTRITIONAL FOODS, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                          THREE MONTHS ENDED               SIX MONTHS ENDED
                                             SEPTEMBER 30,                   SEPTEMBER 30,
                                     ----------------------------    ----------------------------
                                         2003            2002            2003            2002
                                     ------------    ------------    ------------    ------------
NET SALES                            $  9,329,907    $ 10,062,331    $ 18,025,688    $ 20,040,035

COST OF GOODS SOLD                      6,329,977       7,047,230      12,381,093      14,283,734
                                     ------------    ------------    ------------    ------------
   Gross margin                         2,999,930       3,015,101       5,644,595       5,756,301
                                     ------------    ------------    ------------    ------------

OPERATING EXPENSES:
Selling                                 1,446,859       1,345,678       2,760,732       2,335,315
Delivery                                  433,959         511,954         885,776       1,083,516
Non-cash compensation related to
   options & warrants (Note 1 and
   Note 5)                                128,258      (1,348,089)      1,435,389      (2,985,350)
General and administrative                886,019         747,243       1,869,498       1,588,749
Research and development                   62,908          56,440         125,992         114,214
                                     ------------    ------------    ------------    ------------
   Total operating expenses             2,958,003       1,313,226       7,077,387       2,136,444
                                     ------------    ------------    ------------    ------------

INCOME (LOSS) FROM OPERATIONS              41,927       1,701,875      (1,432,792)      3,619,857

Interest expense                          270,072         969,630         765,457       1,868,102
                                     ------------    ------------    ------------    ------------

NET INCOME (LOSS)                    $   (228,145)   $    732,245    $ (2,198,249)   $  1,751,755

Preferred Stock Dividends (Note 4)         53,836          70,000         108,616         140,000
Preferred Stock Accretion to
   Redemption Value (Note 4)              651,404         120,700       1,546,333         459,977
                                     ------------    ------------    ------------    ------------

NET INCOME (LOSS) AVAILABLE TO
   COMMON SHAREHOLDERS               $   (933,385)   $    541,545    $ (3,853,198)   $  1,151,778
                                     ============    ============    ============    ============



BASIC NET INCOME (LOSS) PER
   COMMON SHARE (Note 6)             $      (0.06)   $       0.05    $      (0.27)   $       0.10
                                     ============    ============    ============    ============
DILUTED NET INCOME (LOSS) PER
   COMMON SHARE (Note 6)             $      (0.06)   $       0.04    $      (0.27)   $       0.09
                                     ============    ============    ============    ============

                See accompanying notes to financial statements.

                         GALAXY NUTRITIONAL FOODS, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                    Common Stock                                            Notes
                             ---------------------------    Additional     Accumulated  Receivable for    Treasury
                                 Shares       Par Value   Paid-In Capital    Deficit     Common Stock       Stock          Total
                             -------------------------------------------------------------------------------------------------------
Balance at March 31, 2003      12,761,685   $    127,617   $ 59,800,732   $(40,595,342)  $(12,772,200)  $   (120,461)  $  6,440,346


Exercise of warrants              200,000          2,000        358,000             --             --             --        360,000
Issuance of common stock        2,147,386         21,473      3,775,395             --             --             --      3,796,868
Conversion of preferred
   stock                           62,364            624        103,194             --             --             --        103,818
Fair value of warrants
   and employee options
   issued                              --             --        565,800             --             --             --        565,800
Non-cash compensation
   related to variable
   securities                          --             --        920,041             --             --             --        920,041
Dividends on preferred
   stock                               --             --       (108,616)            --             --             --       (108,616)
Accretion of discount on
   preferred stock                     --             --     (1,475,429)            --             --             --     (1,475,429)
Net loss                               --             --             --     (2,198,249)            --             --     (2,198,249)
                             -------------------------------------------------------------------------------------------------------
Balance at September
   30, 2003                    15,171,435   $    151,714   $ 63,939,117   $(42,793,591)  $(12,772,200)  $   (120,461)  $  8,404,579
                             =======================================================================================================

                See accompanying notes to financial statements.

                         GALAXY NUTRITIONAL FOODS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


SIX MONTHS ENDED SEPTEMBER 30,                                   NOTES          2003            2002
                                                                 -----      ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income (Loss)                                                        $ (2,198,249)   $  1,751,755
   Adjustments to reconcile net income (loss) to net cash
    from (used in) operating activities:
      Depreciation and amortization                                            1,108,799       1,138,945
      Amortization of debt discount and financing costs                          152,022         989,205
      Provision for losses on trade receivables                                   (5,000)        158,300
      Non-cash compensation related to options and warrants        1,5         1,435,389      (2,985,350)
      (Increase) decrease in:
         Trade receivables                                                       746,596         184,062
         Inventories                                                             803,444         501,719
         Prepaid expenses and other                                               27,978         (37,160)
      Increase (decrease) in:
         Accounts payable                                                     (1,021,513)       (953,465)
         Accrued liabilities                                                    (238,762)        161,661
                                                                            ------------    ------------

   NET CASH FROM (USED IN) OPERATING ACTIVITIES                                  810,704         909,672
                                                                            ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                           (100,087)       (192,578)
   Increase in other assets                                                        1,807              --
                                                                            ------------    ------------

   NET CASH FROM (USED IN) INVESTING ACTIVITIES                                  (98,280)       (192,578)
                                                                            ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Book overdrafts                                                            (1,151,276)       (809,285)
   Net payments on lines of credit                                              (208,802)       (624,053)
   Repayments on subordinated note payable                           2        (4,000,000)             --
   Borrowings on term note payable                                   2         2,000,000         500,000
   Repayments on term notes payable                                             (871,760)       (904,840)
   Principal payments on capital lease obligations                              (189,542)       (230,116)
   Financing costs for long term debt                                           (231,578)       (128,289)
   Proceeds from issuance of common stock, net of offering costs     4         3,796,868       1,480,994
   Proceeds from exercise of common stock warrants                   2           360,000              --
                                                                            ------------    ------------

   NET CASH FROM (USED IN) FINANCING ACTIVITIES                                 (496,090)       (715,589)
                                                                            ------------    ------------

NET INCREASE (DECREASE) IN CASH                                                  216,334           1,505

CASH, BEGINNING OF PERIOD                                                          1,598             168
                                                                            ------------    ------------

CASH, END OF PERIOD                                                 7       $    217,932    $      1,673
                                                                            ============    ============

                See accompanying notes to financial statements.

                         GALAXY NUTRITIONAL FOODS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     ------------------------------------------
     The unaudited financial statements have been prepared by the Company, under the rules and regulations of the Securities and Exchange Commission. The accompanying financial statements contain all normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of such financial statements. Certain information and disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted under such rules and regulations although the Company believes that the disclosures are adequate to make the information presented not misleading. The March 31, 2003 balance sheet data was derived from the audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These unaudited financial statements should be read in conjunction with the financial statements and notes included on Form 10-K for the fiscal year ended March 31,2003. Interim results of operations for the six-month period ended September 30, 2003 may not necessarily be indicative of the results to be expected for the full year.

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

                                                 September 30,    September 30,
          Six Months Endeds                            2003             2002
                                                 --------------   --------------
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

     Under the  accounting  provisions of SFAS No. 123, the Company's net income
     (loss) and net income (loss) per basic and diluted share would have been reduced to the pro forma amounts indicated below:

                                             THREE MONTHS ENDED               SIX MONTHS ENDED
                                                SEPTEMBER 30,                   SEPTEMBER 30,
                                        ----------------------------    ----------------------------
                                            2003            2002            2003            2002
                                        ------------    ------------    ------------    ------------
Net income (loss) to common             $   (933,385)   $    541,545    $ (3,853,198)   $  1,151,778
  shareholders as reported
  Add:  Stock-based compensation
  expense included in reported net
  income                                     128,258      (1,348,089)      1,435,389      (2,985,350)
  Deduct:  Stock-based compensation
  expense determined under fair value
  based method for all awards               (207,629)        632,768      (1,707,756)     (1,300,633)
                                        ------------    ------------    ------------    ------------
  Pro forma net income (loss) to        $ (1,012,756)   $   (173,776)   $ (4,125,565)   $ (3,134,205)
  common shareholders
                                        ============    ============    ============    ============

Net income (loss) per common share:
  Basic - as reported                   $      (0.06)   $       0.05    $      (0.27)   $       0.10
  Basic - pro forma                     $      (0.07)   $      (0.01)   $      (0.29)   $      (0.27)
  Diluted - as reported                 $      (0.06)   $       0.04    $      (0.27)   $       0.09
  Diluted - pro forma                   $      (0.07)   $      (0.01)   $      (0.29)   $      (0.27)

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

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." The Statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. Many of such instruments were previously classified as equity. The statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities. On November 7, 2003, the FASB deferred the classification and measurement provisions of SFAS No. 150 as they apply to certain mandatorily redeemable non-controlling interests. This deferral is expected to remain in effect while these provisions are further evaluated by the FASB. The application of the requirements of SFAS 150 did not have any impact on the Company's financial position or result of operations as the Company's Series A convertible preferred stock is not mandatorily redeemable.

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

(2)  LINE OF CREDIT AND NOTES PAYABLE
     --------------------------------
     Effective May 30, 2003, the Company obtained from Textron Financial Corporation ("Textron") a revolving credit facility (the "Textron Loan") in the maximum principal amount of $7,500,000 pursuant to the terms and conditions of a Loan and Security Agreement dated May 27, 2003 (the "Loan Agreement"). The Textron Loan is secured by the Company's inventory, accounts receivable and all other assets. Generally, subject to the maximum principal amount, which can be borrowed under the Textron Loan and certain reserves that must be maintained during the term of the Textron Loan, the amount available under the Textron Loan for borrowing by the Company from time to time is equal to the sum of (i) eighty-five percent (85%) of the net amount of its eligible accounts receivable plus (ii) sixty percent (60%) of the Company's eligible inventory not to exceed $3,500,000. Advances under the Textron Loan bear interest at a variable rate, adjusted on the first (1st) day of each month, equal to the prime rate plus one and three-quarter percent (1.75%) per annum (5.75% at September 30, 2003) calculated on the average cash borrowings for the preceding month. The Textron Loan matures and all amounts are due and payable in full on May 26, 2006. The Textron Loan replaced the Company's asset-based credit facility with FINOVA Capital Corporation on May 30, 2003, which had an outstanding principal balance of $4,254,667 at the time of replacement. As of September 30, 2003, the outstanding principal balance on the Textron Loan was $4,731,092.

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

     On September 30, 1999, the Company obtained a $4 million subordinated loan from FINOVA Mezzanine to finance additional working capital and capital improvement needs. This loan was paid in full as of May 30, 2003 by the proceeds from a new loan from SouthTrust Bank, as discussed below, and from the equity proceeds raised in the private placements in May 2003, as discussed in Note 4. In accordance with a warrant agreement dated September 30, 1999, the exercise price on 200,000 warrants still held by FINOVA Mezzanine on May 30, 2003, was reduced from $3.41 to $1.80 per share based on the sales price of the Company's common stock in May 2003. FINOVA
     Mezzanine exercised these warrants to purchase 200,000 shares of the Company's common stock on June 2, 2003. The Company received net proceeds of $119,000 after a deduction of $241,000 due to FINOVA Capital Corporation for waiver fees pursuant to a certain Amendment and Limited Waiver to Security Agreement dated June 26, 2002.

     Simultaneous with the closing of the Textron Loan in May 2003, SouthTrust Bank extended the Company a new term loan in the principal amount of $2,000,000. This loan was consolidated with the Company's March 2000 term loan with SouthTrust Bank, which had a then outstanding principal balance of $8,131,985 for a total term loan amount of $10,131,985. The revised term loan bears interest at SouthTrust Bank's prime rate of interest plus 1% (5% at September 30, 2003), and is due in increasing principal installments by June 2009. Each month, the Company will pay the accrued interest on the loan plus principal amounts as follows: $75,000 from July 2003 to June 2004, $110,000 from July 2004 to June 2005, and $166,250 from July 2005 until maturity in June 2009. This note is secured by all of the Company's equipment and certain related assets. The proceeds of the new term loan, together with the proceeds from certain sales of the Company's common stock conducted in May 2003 (as discussed in Note 4), were used to repay the Company's $4,000,000 mezzanine loan from FINOVA Mezzanine. The balance outstanding on the new term loan as of September 30, 2003 was $9,831,985.

     In October  2000,  the  Company  obtained a $1.5  million  bridge loan from
     SouthTrust Bank, which is guaranteed by Angelo S. Morini, the Company's Founder, and secured by the pledge of one million shares of the Company's common stock owned by him. Interest on this note is at the prime rate (4% at September 30, 2003). The loan is being paid down by monthly principal payments of $50,000 plus interest. In May 2003, SouthTrust Bank amended this loan to extend the maturity date from October 2003 to April 2004. Principal payments of $50,000 are due each month beginning June 1, 2003 until maturity. The balance outstanding on this note as of September 30, 2003 was $251,000. In consideration of his guarantee and stock pledge in respect to this loan, the Company issued an option to acquire 343,125 shares of common stock to Mr. Morini on December 15, 2000. The option has an exercise price of $3.88 per share, which is equal to the fair value of the Company's common stock at the date of the grant. Such options shall expire on December 15, 2010.

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

     In March 2002, Angelo S. Morini, the Company's Founder, loaned $330,000 to the Company in order for it to pay down certain notes payable that were coming due. This loan bore interest at the prime rate (4% at September 30, 2003) and was due on or before June 15, 2006. In connection with a Second Amended and Restated Employment Agreement effective October 13, 2003 between Mr. Morini and the Company, the Company offset $167,603 of unreimbursed advances owed to it by Mr. Morini prior to June 2002 and certain family members against the balance of the loan and issued an aggregate of 55,087 shares of the Company's common stock (valued at approximately $2.95 per share) as payment in full.

     On August 15, 2002, the Company executed and delivered to Target Container, Inc. a $347,475 promissory note in satisfaction of its accounts payable obligation to this vendor. This note bore interest at 7% per annum and was due in twelve equal monthly installments of $30,066. This note was paid in full by September 30, 2003.

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

     The Company and Schreiber recently participated in a Court-sponsored mediation of claims that did not result in a settlement agreement. Based upon the failure of that mediation process to resolve the matter, the Company requested the formal opinion of patent counsel with regard to the merits of Schreiber's patent and Schreiber's claims of infringement. Patent counsel has advised that, in his opinion, the patent claim interpretation being asserted by the Company in the Markman briefing process is the correct one, and that the Company's machines do not infringe the patent claims if that claim interpretation is adopted by the Court. The Company has requested patent counsel to review his opinion in light of the Court's ruling and we are awaiting that supplemental opinion.

     The Company is not in a position at this time to express a view on the likelihood that it will succeed in its position, nor in the amount of damages that might be awarded against it should it be unsuccessful in that regard. In the event we are found to have infringed the Schreiber Foods' patents, in addition to being liable to Schreiber Foods for damages which may be substantial, we may also be prohibited from using in the future any wrapping machine which is found to be infringing, or, alternatively, we may be required to pay Schreiber Foods a royalty on our individually wrapped products produced with the infringing machines on an ongoing basis. Any of the foregoing will have a material adverse affect on the Company's results of operations and financial condition.

(4)  CAPITAL STOCK
     -------------
     Series A Convertible Preferred Stock
     ------------------------------------
     On April 6, 2001, in accordance with an exemption from registration under Regulation D promulgated under the Securities Act of 1933, as amended, the Company received from BH Capital Investments, L.P. and Excalibur Limited Partnership (the "Series A Preferred Holders") proceeds of approximately $3,082,000 less costs of $181,041 for the issuance of 72,646 shares of the Company's Series A convertible preferred stock with a face value of $3,500,000 and warrants to purchase shares of the Company's common stock. The shares are subject to certain designations, preferences and rights including the right to convert such shares into shares of common stock at any time. The per share conversion price is now equal the quotient of $48.18, plus all accrued dividends that are then unpaid for each share of the Series A convertible preferred stock then held by the holder, ($58.76 at September 30, 2003), divided by the lower of (x) $1.75 or (y) 95% of the average of the two lowest closing bid prices of the Company's common stock on the American Stock Exchange ("AMEX") out of the fifteen trading days immediately prior to conversion.

     In no case, however, shall any Series A Preferred Holder be permitted to convert the Series A convertible preferred stock in an amount of common stock that would cause such holder to beneficially own at any given time, in the aggregate, such number of shares of common stock, which would exceed 9.99% of the aggregate outstanding shares of common stock, unless such holder waives such restriction upon not less than 61 days prior notice to the Company. The number of shares issuable upon conversion of the Series A convertible preferred stock may vary depending upon the closing bid prices of the Company's common stock on the AMEX.

     The Series A Preferred Holders have the right to require the Company to redeem their shares of Series A convertible preferred stock on April 6, 2005 or upon occurrence of other specified events. The redemption price shall be paid in cash at a price per preferred share equal to the greater of (a) 100% of the preference amount ($48.18 plus accrued dividends) or (b) an amount equal to the number of shares of common stock that would be then issuable upon conversion of the Series A convertible preferred stock and times the market price on the date of redemption. The market price is based on a five-day average of the closing bid prices for the five trading days prior to the date of redemption.

     As of September 30, 2003, BH Capital Investments, L.P. and Excalibur Limited Partnership had converted 6,684 and 10,378 shares of the Series A convertible preferred stock, respectively, plus accrued dividends, into 262,350 and 424,950 shares of common stock, respectively. The conversion prices ranged from $1.3633 and $1.75 and were based on the lower of (a) 95% of the average of the two lowest closing bid prices on the AMEX for the fifteen trading days immediately prior to conversion or (b) $1.75. During October 2003, BH Capital Investments, L.P. converted 4,828 shares of the Series A convertible preferred stock, plus accrued dividends, into 162,598 shares of common stock at a conversion price of $1.75.

     The Series A Preferred Holders have the right to receive on any outstanding Series A convertible preferred stock a ten percent dividend on the shares, payable one year after the issuance of such preferred stock, and an eight percent dividend for the subsequent three years thereafter, payable in either cash or shares of preferred stock. For the six months ended September 30, 2003 and 2002, the Company recorded preferred dividends of $108,616 and $140,000, respectively, in connection with the issuance of the preferred stock on April 6, 2001. On April 6, 2001, the Company recorded the initial carrying value of the preferred stock as $521,848, which included adjustment for the estimated fair value of the initial warrants ($277,200) and redemption warrants ($277,200). Each quarter the Company calculates the estimated redemption value based on the formulas stated above and the difference between the initial carrying value and the estimated redemption value is then accreted over the redemption period (48 months beginning April 2001) using the straight line method, which approximates the effective interest method. For the six months ended September 30, 2003 and 2002, the Company recorded $1,546,333 and $459,977, respectively, related to the accretion of the redemption value of preferred stock and the beneficial conversion feature of accrued dividends. As of September 30, 2003, the value of the remaining 55,584 shares of redeemable convertible preferred stock is $3,713,392.

     On November 7, 2002, BH Capital Investments, L.P. and Excalibur Limited Partnership, as holders of a majority of the shares of the Series A convertible preferred stock, exercised their right under the Purchase Agreement to require the Company to solicit the approval of its shareholders for the Company's issuance of all of the shares of common stock potentially issuable upon conversion of the Series A convertible preferred stock in full and the exercise of their warrants. This right arose when the number of shares of common stock the Series A Preferred Holders were entitled to receive, assuming conversion of the all of the Series A convertible preferred stock and the exercise of their warrants, exceeded 15% of the Company's then-outstanding shares of common stock. The Company was required to hold a shareholders meeting to solicit such approval on or before February 5, 2003. Pursuant to a letter agreement in January 2003, the Series A Preferred Holders agreed to extend the deadline to hold a meeting to March 31, 2003. Subsequently, pursuant to the Stock Purchase Option Agreement described below, the holders of the Series A convertible preferred stock agreed, among other things, to extend the deadline to September 30, 2003. On September 30, 2003, the Company's shareholders, by majority vote, approved the issuance by the Company of all required common stock in the event of a conversion of the Company's Series A Convertible Preferred Stock and upon the exercise of certain warrants held by the Series A Preferred Holders.

     On April 24, 2003, the Company and the holders of the Series A convertible preferred stock entered into that certain Stock Purchase Option Agreement, whereby the Company was granted the option to purchase all of the shares of the Series A convertible preferred stock owned by such holders at the time the purchase is consummated. The option may be exercised by the Company or its assigns at any time until the earlier of five days after the date of the Company's next annual shareholders meeting or September 30, 2003. Pursuant to such agreement, the holders of the Series A convertible preferred stock also agreed to extend the deadline to hold a shareholders meeting to September 30, 2003. In exchange for the option (which the Company did not exercise by the expiration date) and the extension of the annual meeting date, the Company issued to each of BH Capital Investments, L.P. and Excalibur Limited Partnership warrants to purchase 250,000 shares of the Company's common stock. These warrants are exercisable until July 15, 2006 at an exercise price equal to $2.00 per share, which price was greater than the market value of the Company's common stock on April 24, 2003. The Company agreed to register the shares underlying the warrants by no later than December 31, 2003. The fair value of these warrants was estimated at $230,000, which was recorded as non-cash compensation expense in the quarter ended June 30, 2003.

     On April 10, 2003, the Company entered into a credit arrangement with one of its greater than 5% shareholders pursuant to which the shareholder purchased raw materials for the Company in an aggregate amount that did not exceed $500,000. The amounts paid for the purchased materials, plus interest at the rate of 15% per annum on such amounts, was due and payable in full on July 9, 2003. In consideration of the credit arrangement, the Company issued to the shareholder a warrant to purchase 100,000 shares of the Company's common stock at an exercise price of $1.70. The fair value of this warrant was estimated at $63,000, which was recorded as non-cash compensation expense in the quarter ended June 30, 2003. All amounts owed under the credit arrangement were repaid in full and such credit arrangement was terminated on June 27, 2003.

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

     Common Stock Issuances
     ----------------------
     Pursuant to seven Securities Purchase Agreements dated May 21, 2003, the Company issued a total of 2,138,891 shares of its common stock at a price per share equal to $1.80 for aggregate gross proceeds to the Company of

     $3,850,000. Pursuant to a Registration Rights Agreement dated May 21, 2003, the Company has agreed to register the shares of common stock purchased by the investors with the Securities and Exchange Commission no later than November 24, 2003. Sales to related parties under the Securities Purchase Agreements include: 555,556 shares of common stock sold at an aggregate sales price of $1,000,000 to Frederick DeLuca, a greater than 5% shareholder; 55,556 shares of common stock sold at an aggregate sales price of $100,000 to David H. Lipka, a Director of the Company; 83,333 and 55,556 shares of common stock sold at an aggregate sales price of $150,000 and $100,000, respectively, to Ruggieri of Windermere Family Limited Partnership and Ruggieri Financial Pension Plan, respectively, each an affiliate of John Ruggieri, the Company's former Vice President of Manufacturing; 1,111,112 shares of common stock sold at an aggregate sales price of $2,000,000 to Fromageries Bel S.A., a leading branded cheese company in Europe which signed a Master Distribution and Licensing Agreement effective May 22, 2003 with the Company. Sales to non-related parties under the Securities Purchase Agreements include: 138,889 shares of common stock sold at an aggregate sales price of $250,000 Apollo Capital Management Group; and 138,889 shares of common stock sold at an aggregate sales price of $250,000 Apollo MicroCap Partners, L.P.

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


(5)  NON-CASH COMPENSATION RELATED TO OPTIONS AND WARRANTS
     -----------------------------------------------------
     Notes Receivable for Common Stock
     ---------------------------------
     The Financial Accounting Standards Board issued Interpretation No. 44 ("FIN 44"), which clarifies the application of APB Opinion 25 relating to the accounting consequences of various modifications to fixed stock options. FIN 44 covers specific events that occurred after December 15, 1998 and was effective as of July 2, 2000. FIN 44 clarified that when an option is repriced, it is treated as a variable option and is marked to market each quarter. Accordingly, any increase in the market price of the Company's common stock over the exercise price of the options that was not previously recorded is recorded as compensation expense at each reporting period. If there is a decrease in the market price of the Company's common stock compared to the prior reporting period, the reduction is recorded as compensation income. Compensation income is limited to the original base exercise price (the "Floor") of the options. In accordance with FIN 44, the underlying shares related to the $12,772,200 note receivable from Angelo S. Morini, as disclosed in Note 8, are treated as variable due to the nature of the note being non-interest bearing and non-recourse. There was no non-cash compensation expense or income related to these shares recorded during the six months ended September 30, 2003 as the price of the Company's common stock at the beginning and end of the period was below the Floor. The Company recorded non-cash compensation income of $1,369,714 and $3,060,000 for the three and six months ended September 30, 2002, respectively, based on the decrease in the market price of the Company's common stock from $5.43 at March 31, 2002 to $3.14 at September 30, 2002. The Company did not record any further non-cash compensation income once the stock price fell below the Floor of $4.38 during the six months ended September 30, 2002.

     Option and Warrant Repricing
     ----------------------------
     On October 11, 2002, the Company repriced all outstanding options granted to employees prior to October 11, 2002 (4,284,108 shares at former prices ranging from $2.84 to $10.28) to the market price of $2.05 per share. In addition, the Company repriced the outstanding warrants held by current consultants as of October 11, 2002 (291,429 shares at former prices ranging from $3.31 to $5.50) to the market price of $2.05 per share. This stock option repricing resulted in variable accounting treatment for these stock options beginning with the quarter ended December 31, 2002 and such variable accounting treatment will continue until the related options have been cancelled, expired or exercised. On December 4, 2002, as a result of discussions and negotiations with certain major shareholders, the Company's Founder agreed to reverse the repricing of his 3,692,035 options for the purpose of improving shareholder value and lessening potential financial statement expense. Although the exercise prices of the options were reversed back to their original amounts, the Company is still required to account for any outstanding options related to these reversed-repriced options in accordance with variable accounting standards each quarter.

     The Company recorded $86,399 and $920,041 as non-cash compensation expense related to these variable options and warrants in the three and six months ended September 30, 2003, respectively. The remaining outstanding variable options and warrants as of September 30, 2003 were 3,888,949.

     Option and Warrant Issuances
     ----------------------------
     The Company recorded $41,859 and $527,665 as non-cash compensation expense related to employee stock, options and warrants that it issued during the three and six months ended September 30, 2003, respectively. The Company recorded $19,300 and $70,000 as non-cash compensation expense related to employee options and warrants that it issued during the three and six months ended September 30, 2002, respectively. Additionally, it recorded non-cash compensation income of $12,317 during the six months ended September 30, 2003 related to the amortization of the fair value of warrants it issued in periods prior to September 30, 2003; and it recorded non-cash compensation expense of $2,325 and $4,650 during the three and six months ended September 30, 2002 related to the amortization of the fair value of warrants it issued in periods prior to 2002, respectively.

(6)  Earnings Per Share
     ------------------
     The following is a reconciliation of basic net earnings (loss) per share to diluted net earnings (loss) per share:

                                                  THREE MONTHS ENDED               SIX MONTHS ENDED
                                                     SEPTEMBER 30,                   SEPTEMBER 30,
                                             ----------------------------    ----------------------------
                                                 2003            2002            2003            2002

Net income (loss) per common share           $   (933,385)   $    541,545    $ (3,853,198)   $  1,151,778
                                             ============    ============    ============    ============

Average shares outstanding - basic             15,156,722      11,978,691      14,378,079      11,764,984
"In-the-money" shares under stock
   option agreements                                   --       1,420,502              --       1,792,771
"In-the-money" shares under stock
   warrant agreements                                  --         245,000              --         335,429
Less: Shares assumed repurchased
   under treasury stock method                         --      (1,544,310)             --      (1,677,333)
                                             ------------    ------------    ------------    ------------
Average shares outstanding - diluted           15,156,722      12,099,883      14,378,079      12,215,851
                                             ============    ============    ============    ============

Basic net income (loss) per common share     $      (0.06)   $       0.05    $      (0.27)   $       0.10
Diluted net income (loss) per common share   $      (0.06)   $       0.04    $      (0.27)   $       0.09

     Potential conversion of Series A convertible preferred stock for 1,866,286 shares, options for 4,648,680 shares and warrants for 1,242,856 shares have not been included in the computation of diluted net income (loss) per common share for the three and six months ended September 30, 2003, as their effect would be antidilutive. Potential conversion of Series A preferred stock for 1,384,906 shares, options for 2,872,220 and 2,499,951 shares and warrants for 410,570 and 320,141 shares have not been included in the computation of diluted net income (loss) per common share for the three and six months ended September 30, 2002, respectively, as their effect would be antidilutive.

(7)  SUPPLEMENTAL CASH FLOW INFORMATION
     ----------------------------------
     For purposes of the statement of cash flows, all highly liquid investments with a maturity date of three months or less are considered to be cash equivalents.

     Six months ended September 30,                      2003           2002
     ---------------------------------------------------------------------------

     Non-cash financing and investing activities:
     Fair value of options and warrants issued       $    565,800   $     70,000

     Accrued preferred stock dividends                    108,616        140,000
     Beneficial conversion feature related to
        preferred stock dividends                          57,653         17,844
     Accretion of discount on preferred stock           1,488,680        442,133
     Purchase of equipment through capital lease
        obligations and term  notes payable                    --         94,763
     Reduction in accounts payable through
        issuance of notes payable                              --        347,475
     Reduction in accounts payable through
        issuance of common stock                               --        843,027

     Cash paid for:
     Interest                                             800,270      1,317,039
     Income taxes                                              --         51,037

(8)  RELATED PARTY TRANSACTIONS
     --------------------------
     In June 1999, in connection with an amended and restated employment agreement for Angelo S. Morini, the Company's Founder, the Company consolidated two full recourse notes receivable ($1,200,000 from November 1994 and $11,572,200 from October 1995) related to the exercise of
     2,914,286 shares of the Company's common stock into a single note receivable in the amount of $12,772,200 that is due on June 15, 2006. This new consolidated note is non-interest bearing and non-recourse and is secured by the 2,914,286 shares of common stock. Per the June 1999 employment contract, this loan may be forgiven upon the occurrence of any of the following events: 1) Mr. Morini is terminated without cause; 2) there is a material breach in the terms of Mr. Morini's employment agreement; or 3) there is a change in control of the Company for which Mr. Morini did not vote "FOR" in his capacity as a director or a shareholder. In October 2000, the Company obtained a $1.5 million bridge loan from SouthTrust Bank, which is guaranteed by Angelo S. Morini and secured by one million of his above mentioned 2,914,286 shares of the Company's common stock. These one million shares are expected to be released to the Company upon full payment of the bridge loan.

     In March 2002, Angelo S. Morini, the Company's Founder, loaned $330,000 to the Company in order for it to pay down certain notes payable that were coming due. This loan bears interest at prime (4% at September 30, 2002) and is due on or before June 15, 2006.

     Included in the Balance Sheet as "prepaid expenses and other" at September 30, 2003 and 2002 is $111,446 and $262,209, respectively, in advances to the Angelo S. Morini.

     In a Second Amended and Restated Employment Agreement (the "Agreement") effective October 13, 2003, Angelo S. Morini the Company's Founder, Vice-Chairman and President resigned from his positions with the Company as President and Vice-Chairman and will no longer be involved in the daily operations of the Company. He will retain the title of Founder and has been named Chairman Emeritus. Mr. Morini will continue as an employee and as a member of the Company's Board of Directors. Additionally, he may carry out special assignments designated to him by the Chairman of the Board. The Agreement is for a five-year period beginning October 13, 2003 and provides for an annual base salary of $300,000 plus standard health insurance benefits, club dues and an auto allowance. Other material provisions of the Agreement are as follows:

     1. For the term of Mr. Morini's employment, the Company shall cause Mr. Morini to be nominated for election to the Company's Board of Directors as a member of the slate of directors proposed by the Company in its proxy statement for any meeting of the Company's stockholders whereby directors shall be elected. Notwithstanding the foregoing, in the event Mr. Morini is not elected to the Board of Directors by the stockholders at any meeting of the Company's stockholders for which the proxy statement indicates Mr. Morini is nominated for election as a member of the slate of directors proposed by the Company, such obligations shall immediately cease.

     2. The Company will obtain, and maintain in effect during the term of Mr. Morini's employment, for the benefit of Mr. Morini (or reimburse Mr. Morini for the cost of) a Two Million Dollar ($2,000,000) term life insurance policy insuring Mr. Morini's life, the beneficiaries of which shall be designated by Mr. Morini.

     3. Mr. Morini and the Company agreed that Mr. Morini and certain family members received advances from the Company of which $167,603 was unreimbursed as of October 13, 2003, and (ii) the Company owed $330,000 to Mr. Morini pursuant to a loan on March 28, 2002 to the Company. Mr. Morini and the Company agreed to offset the unreimbursed advances against the amounts owed by the Company, and, in repayment of the remainder of the amounts owed by the Company, the Company issued an aggregate of 55,087 shares of the Company's common stock to Mr. Morini (valued at approximately $2.95 per share based on the average of the closing prices for the five trading days preceding the effective date of the Agreement).

     4. Mr. Morini has agreed that during the term of his employment, and for a period of one (1) year following his termination of employment for any reason other than pursuant to termination without cause, a material breach in the Agreement, or a change of control (as defined in the Agreement) in the Company for which he did not vote, he will not, directly or indirectly, either as an employee, employer, consultant, agent, principal, partner, stockholder (other than owning fewer than one percent (1%) of the outstanding shares of a public corporation), corporate officer, director, or any other individual or representative capacity, engage or participate in any business that directly competes with the Company within those areas in the United States in which the Company is doing business as of the date of termination.

     5.   If the  Agreement is  terminated  by the Company  without  cause,  Mr.
     Morini shall: (a) be entitled to continued payment of his annual compensation, health insurance benefits, club dues, auto allowance and life insurance benefits for the remainder of the term of the Agreement, (b) become fully "vested" under the terms of any stock option agreements executed and delivered prior to, along with, or after the Agreement and (c) be released from the terms of the $12,772,200 Loan Agreement dated June 15, 1999 and all monies outstanding thereunder will be forgiven by the Company. The provisions of the Agreement related to the forgiveness of the $12,772,200 loan remain unchanged from the first Amended and Restated Employment Agreement dated June 15, 1999. Mr. Morini acknowledges that his change in role does not constitute a termination of Mr. Morini by the Company, under the First Amended and Restated Employment Agreement dated June 15, 1999.

     6. If Mr. Morini terminates his employment in any manner other than in connection with a material breach of the Agreement by the Company, he shall not be entitled to receive any further compensation or benefits, except that if he terminates his employment in connection with a change of control (as defined in the Agreement) in the Company for which he did not vote, he will be released from the terms of the $12,772,200 Loan Agreement dated June 15, 1999 and all monies outstanding thereunder will be forgiven by the Company. The provisions of the Agreement related to the forgiveness of the $12,772,200 loan remain unchanged from the first Amended and Restated Employment Agreement dated June 15, 1999.

     Beginning January 13, 2003, the Company entered into a vendor arrangement with one of its employees pursuant to which the employee purchased raw materials for the Company approximating $500,000. The amounts paid for the purchased materials, plus interest at the rate of 15% per annum on such amounts, was due and paid in full by May 31, 2003.

     On April 10, 2003, the Company entered into a credit arrangement with one of its greater than 5% shareholders pursuant to which the shareholder purchased raw materials for the Company in an aggregate amount that did not exceed $500,000. The amounts paid for the purchased materials, plus interest at the rate of 15% per annum on such amounts, was due and payable in full on July 9, 2003. In consideration of the credit arrangement, the Company issued to the shareholder a warrant to purchase 100,000 shares of the Company's common stock at an exercise price of $1.70. The fair value of this warrant was estimated at $63,000, which was recorded as non-cash compensation expense in the quarter ended June 30, 2003. All amounts owed under the credit arrangement were repaid in full and such credit arrangement was terminated on June 27, 2003.

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

The Company records revenue upon shipment of products to its customers and reasonable assurance of collection on the sale. It provides credit terms to customers usually based on net 30 days. The Company performs ongoing credit evaluations of its accounts receivable and makes reserves for anticipated future credits that will be issued to its customers for promotions, discounts, spoils, etc., based on historical experience. In addition, the Company evaluates the accounts for potential uncollectible amounts. The reserve for accounts receivable is then adjusted to reflect these estimates. At September 30, 2003 and March 31, 2003, the Company had reserved $482,000 and $487,000, respectively, for known and anticipated future promotional credits and doubtful accounts. The Company utilizes a detailed customer invoice promotion settlement process to methodically predict, track, manage, and resolve invoicing issues. Actual bad debt expense during the six months ended September 30, 2003 and 2002 was approximately $7,000 and $21,267, respectively.

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

                                                September 30,     September 30,
     Six Months Ended                                2003              2002
                                                --------------   ---------------
     Dividend Yield                             None              None
     Volatility                                 41% to 42%        37% to 44%
     Risk Free Interest Rate                    2.01% to 3.77%    1.71% to 5.03%
     Expected Lives in Months                   36 to 120         60 to 120

RESULTS OF OPERATIONS

Net Sales were $9,329,907 and $10,062,331 in the three months ended September 30, 2003 and 2002, respectively, a decrease of $732,424 or 7%. Net sales were $18,025,688 and $20,040,035 in the six months ended September 30, 2003 and 2002, respectively, a decrease of $2,014,347 or 10%. However, the decrease in gross margin was only $15,171 and $111,706 in the three and six months ended September 30, 2003 compared to the three and six months ended September 30, 2002, respectively. These decreases in net sales are primarily due to a reduction in retail grocery sales from fiscal year 2003. Such reduction is mainly a result of management's previous decision to turn away lower margin private label and sandwich slice business in order to reallocate the Company's limited cash resources (prior to the financial restructuring that was completed on May 30, 2003) for production of higher margin "branded" items. While the effect of this decision caused gross sales to diminish, this approach was the key factor that enabled the Company's gross profit to improve 2% in the three and six months ended September 30, 2003 compared to the three and six months ended September 30, 2002.

Since the financial restructuring is now complete, the Company has once again begun to pursue strategic private label business, which it previously turned away due to cash constraints. The Company's management has also identified several market factors, which have had a negative effect on the Company's business. First, consumers eating habits are changing with the recent trend toward low-carbohydrate meal preparation during all meals (breakfast, lunch, snack, and dinner). This has put downward pressure on consumption of items such as bread and complimentary products such as cheese slices. Secondly, the number of consumers shopping in the retail grocery stores is down versus the prior year due to the further emergence and presence of Wal*Mart. The Company's product selection is growing but still limited at Wal*Mart. Therefore, the Company's sales growth with this account has not been able to fully counter the decline in retail grocery trends. In response to this change in consumer shopping, the Company is redesigning its products and packaging formats to specifically target the "warehouse" club and mass merchandiser (such as Kmart, Target, and Wal*Mart) markets.

After achieving 7% growth in net sales in the second quarter of fiscal 2004 (ended September 30, 2003) compared to the first quarter of fiscal 2004 (ended June 30, 2003), the Company expects net sales in the third quarter of fiscal 2004 (ending December 31, 2003) to be comparable to its second quarter of fiscal 2004 after incorporating the seasonal reduction on sales and merchandising due to holidays. The Company anticipates that the annual net sales for fiscal 2004 will be equal to or up by 5% compared to net sales for fiscal 2003. This revised net sales forecast of 0% to a 5% increase compared to prior expectations of a 10% increase in net sales reflect (a) recent changes in consumer's eating and shopping behavior; (b) slower than expected timing for securing private label opportunities; and (c) slower than expected placement of additional points of distribution of the Company's branded items.

The Company will continue its strategy to achieve greater availability and visibility of its higher margin branded products. Additionally, now that the Company has sufficient resources, management will also focus its efforts toward generating consumer awareness, product trials , and generating more repeat purchases for its brands. Finally, the Company plans to redevelop relationships with strategic private-label customers, which will enable the Company to better utilize some of its excess production capacity. These efforts should result in greater operating cash flow and a higher return on invested capital.

COST OF GOODS SOLD were $6,329,977 and $7,047,230 representing 68% and 70% of net sales for the three months ended September 30, 2003 and 2002, respectively. Cost of goods sold were $12,381,093 and $14,283,734 representing 69% and 71% of net sales for the six months ended September 30, 2003 and 2002, respectively. These two percent improvements primarily resulted from a price decrease in raw material costs. The Company expects that it will continue to control costs throughout fiscal 2004 by virtue of its increased efficiencies in production and purchasing along with tight controls on product mix and individual item margins.

SELLING expenses were $1,446,859 (16% of net sales) and $1,345,678 (13% of net sales) in the three months ended September 30, 2003 and 2002, respectively, an increase of $101,181 or 8%. Selling expenses were $2,760,732 (15% of net sales) and $2,335,315 (12% of net sales) in the six months ended September 30, 2003 and 2002, respectively, an increase of $425,417 or 18%. In the six months ended September 30, 2003, the Company recorded increases of approximately $287,000 in promotional costs and $264,000 in advertising costs. These costs were limited in the fiscal year 2003 due to the prior financial constraints of the Company. The Company noted a decrease of approximately $137,000 in brokerage costs corresponding with the decrease in sales and additional decreases in personnel expenses in the six months ended September 30, 2003 compared to the six months ended September 30, 2002. The Company expects that fiscal year 2004 selling expenses will increase compared to fiscal year 2003 expenses based on the Company's current plan for expanding distribution of strategic products, and advertising and promotional allowances that are focused towards specific regions and customers.

DELIVERY expenses were $433,959 and $511,954 in the three months ended September 30, 2003 and 2002, respectively, a decrease of $77,995 or 15%. Delivery expenses were $885,776 and $1,083,516 in the six months ended September 30, 2003 and 2002, respectively, a decrease of $197,740 or 18%. Delivery expenses approximate 5% of net sales each period. The decrease in delivery costs is due to the decrease in net sales.

NON-CASH COMPENSATION RELATED TO OPTIONS AND WARRANTS was an expense of $128,258 for the three months ended September 30, 2003 compared to an income of $1,348,089 for the three months ended September 30, 2002. The Company recorded an expense of $1,435,389 for the six months ended September 30, 2003 compared to an income of $2,985,350 for the six months ended September 30, 2002. The Company values the non-cash compensation related to its securities on three primary items:

     a.   Notes Receivable for Common Stock
     --------------------------------------
     The Financial Accounting Standards Board issued Interpretation No. 44 ("FIN 44"), which clarifies the application of APB Opinion 25 relating to the accounting consequences of various modifications to fixed stock options. FIN 44 covers specific events that occurred after December 15, 1998 and was effective as of July 2, 2000. FIN 44 clarified that when an option is repriced, it is treated as a variable option and is marked to market each quarter. Accordingly, any increase in the market price of the Company's common stock over the exercise price of the options that was not previously recorded is recorded as compensation expense at each reporting period. If there is a decrease in the market price of the Company's common stock compared to the prior reporting period, the reduction is recorded as compensation income. Compensation income is limited to the original base exercise price (the "Floor") of the options. In accordance with FIN 44, the underlying shares related to the $12,772,200 note receivable from Angelo S. Morini, as disclosed in Note 8, are treated as variable due to the nature of the note being non-interest bearing and non-recourse. There was no non-cash compensation expense or income related to these shares recorded during the six months ended September 30, 2003 as the price of the Company's common stock at the beginning and end of the period was below the Floor. The Company recorded non-cash compensation income of $1,369,714 and $3,060,000 for the three and six months ended September 30, 2002, respectively, based on the decrease in the market price of the Company's common stock from $5.43 at March 31, 2002 to $3.14 at September 30, 2002. The Company did not record any further non-cash compensation income once the stock price fell below the Floor of $4.38 during the six months ended September 30, 2002. Due to the volatility of the market price of its common stock, the Company is incapable of predicting whether this expense will increase or decrease in the future. A $0.01 increase or decrease in the Company's common stock price results in an expense or income, respectively, of approximately $29,000.

     b.   Option and Warrant Repricing
     ---------------------------------
     On October 11, 2002, the Company repriced all outstanding options granted to employees prior to October 11, 2002 (4,284,108 shares at former prices ranging from $2.84 to $10.28) to the market price of $2.05 per share. In addition, the Company repriced the outstanding warrants held by current consultants as of October 11, 2002 (291,429 shares at former prices ranging from $3.31 to $5.50) to the market price of $2.05 per share. This stock option repricing resulted in variable accounting treatment for these stock options beginning with the quarter ended December 31, 2002 and such variable accounting treatment will continue until the related options have been cancelled, expired or exercised. On December 4, 2002, as a result of discussions and negotiations with certain major shareholders, the Company's Founder agreed to reverse the repricing of his 3,692,035 options for the purpose of improving shareholder value and lessening potential financial statement expense. Although the exercise prices of the options were reversed back to their original amounts, the Company is still required to account for any outstanding options related to these reversed-repriced options in accordance with variable accounting standards each quarter.

     The Company recorded $86,399 and $920,041 as non-cash compensation expense related to these variable options and warrants in the three and six months ended September 30, 2003, respectively. Variable accounting treatment will result in unpredictable stock-based compensation expense or income depending on fluctuations in quoted prices for the Company's common stock. Assuming no further options or warrants are exercised or cancelled and all are vested, a $0.01 increase or decrease in the Company's stock price results in a non-cash compensation expense or income, respectively, of approximately $39,000.

     c.   Option and Warrant Issuances
     ---------------------------------
     The Company recorded $41,859 and $527,665 as non-cash compensation expense related to employee options and warrants that it issued during the three and six months ended September 30, 2003, respectively. The Company recorded $19,300 and $70,000 as non-cash compensation expense related to employee options and warrants that it issued during the three and six months ended September 30, 2002, respectively. Additionally, it recorded non-cash compensation income of $12,317 during the six months ended September 30, 2003 related to the amortization of the fair value of warrants it issued in periods prior to September 30, 2003; and it recorded non-cash compensation expense of $2,325 and $4,650 during the three and six months ended September 30, 2002 related to the amortization of the fair value of warrants it issued in periods prior to 2002, respectively.

GENERAL AND ADMINISTRATIVE expenses were $886,019 and $747,243 in the three months ended September 30, 2003 and 2002, respectively, an increase of $138,776 or 19%. General and administrative expenses were $1,869,498 and $1,588,749 in the six months ended September 30, 2003 and 2002, respectively, an increase of $280,749 or 18%. For the three and six months ended September 30, 2003, there was an increase of approximately $218,000 and $242,000, respectively, in legal and audit fees due to the ongoing Schreiber lawsuit, refinancing activities and additional reporting requirements during the fiscal year 2004. Additionally in the three and six months ended September 30, 2003, the Company had an increase of approximately $50,000 and $100,000, respectively, in director and related insurance expenses due to the expanded Board of Directors and their activity in the fiscal year 2004. For the six months ended September 30, 2003, there was also an increase in personnel costs of approximately $141,000 related to the addition of several new employees and an increase in wages paid to existing administrative personnel in July 2002. These increases for the three and six months ended September 30, 2003 were offset by decreases in consulting fees of approximately $84,000 and $109,000, respectively, and general allocation costs of approximately $46,000 and $81,000, respectively.

RESEARCH AND DEVELOPMENT expenses were $62,908 and $56,440 in the three months ended September 30, 2003 and 2002, respectively, an increase of $6,468 or 11%. Research and development expenses were $125,992 and $114,214 in the six months ended September 30, 2003 and 2002, respectively, an increase of $11,778 or 10%. These increases are primarily the result of an increase in quality control testing as required by the Company and its customers.

INTEREST expense was $270,072 and $969,630 in the three months ended September 30, 2003 and 2002, respectively, a decrease of $699,558 or 72%. Interest expense was $765,457 and $1,868,102 in the six months ended September 30, 2003 and 2002, respectively, a decrease of $1,102,645 or 59%. During the three and six months ended September 30, 2002, the Company amortized to interest expense $307,115 and $614,230, respectively, related to debt discounts on its prior mezzanine loan from FINOVA Mezzanine Capital, Inc. ("FINOVA Mezzanine"). The Company noted a decrease in loan costs of $190,236 and $222,952 for the three and six months ended September 30, 2003 compared to the three and six months ended September 30, 2002, respectively. The remaining decrease in interest expense was the result of lower debt balances and a reduction in the prime rate by three-fourths of a percent (0.75%) during the six months ended September 30, 2003 compared to the six months ended September 30, 2002. See "Debt Financing" below for further detail on the Company's outstanding debts and interest rates thereon.

LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES - Net cash provided by operating activities was $810,704 and $909,672 in the six months ended September 30, 2003 and 2002, respectively. The decrease in cash provided by operations in the six months ended September 30, 2003 is primarily attributable to reductions in accounts payable and accrued liabilities offset by substantial collections on trade receivables and reductions in inventory levels.

INVESTING ACTIVITIES - Net cash used in investing activities totaled $98,280 and $192,578 in the six months ended September 30, 2003 and 2002, respectively. The decrease in cash used for investing activities during the six months ended September 30, 2003 as compared to the six months ended September 30, 2002 primarily resulted from less purchases of fixed assets during the period.

FINANCING ACTIVITIES - Net cash provided by financing activities was $496,090 and $715,589 in the six months ended September 30, 2003 and 2002, respectively. During the three months ended June 30, 2003, the Company raised $3,850,000 through the issuance of common stock and $2,000,000 from a new term loan with SouthTrust Bank, as described below. The Company used $4,000,000 of these proceeds to pay in full the principal balance owed to FINOVA Mezzanine. The remaining proceeds were used for operations and to further reduce the Company's accounts payable and debt balances. During the first quarter of fiscal 2003, the Company received loan proceeds from Excalibur Limited Partnership in the amount of $500,000 in cash. The proceeds of which were used to pay down a portion of the Company's outstanding debt under its term loan from SouthTrust Bank. In addition, in the three months ended June 30, 2002, the Company raised $1,500,000 through the issuance of common stock. These proceeds were used to pay off the Company's term loan from Excalibur Limited Partnership and for working capital purposes. The Company used its cash from operating activities to reduce its book overdrafts and loan balances on the Company's outstanding debt.

Debt Financing
--------------
Effective May 30, 2003, the Company obtained from Textron Financial Corporation ("Textron") a revolving credit facility (the "Textron Loan") in the maximum principal amount of $7,500,000 pursuant to the terms and conditions of a Loan and Security Agreement dated May 27, 2003 (the "Loan Agreement"). The Textron Loan is secured by the Company's inventory, accounts receivable and all other assets. Generally, subject to the maximum principal amount which can be borrowed under the Textron Loan and certain reserves that must be maintained during the term of the Textron Loan, the amount available under the Textron Loan for borrowing by the Company from time to time is equal to the sum of (i) eighty-five percent (85%) of the net amount of its eligible accounts receivable plus (ii) sixty percent (60%) of the Company's eligible inventory not to exceed $3,500,000. Advances under the Textron Loan bear interest at a variable rate, adjusted on the first (1st) day of each month, equal to the prime rate plus one and three-quarter percent (1.75%) per annum (5.75% at September 30, 2003) calculated on the average cash borrowings for the preceding month. The Textron Loan matures and all amounts are due and payable in full on May 26, 2006. The Textron Loan replaced the Company's asset-based credit facility with FINOVA Capital on May 30, 2003, which had an outstanding principal balance of $4,254,667 at the time of replacement. As of September 30, 2003, the outstanding principal balance on the Textron Loan was $4,731,092.

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

On September 30, 1999, the Company obtained a $4 million subordinated loan from FINOVA Mezzanine to finance additional working capital and capital improvement needs. This loan was paid in full as of May 30, 2003 by the proceeds from a loan from SouthTrust Bank and from the equity proceeds raised in the private placements in May 2003, as discussed below. In accordance with a warrant agreement dated September 30, 1999, the exercise price on 200,000 warrants still held by FINOVA Mezzanine on May 30, 2003, was reduced from $3.41 to $1.80 per share based on the sales price of the Company's common stock in May 2003. FINOVA Mezzanine exercised these warrants to purchase 200,000 shares of the Company's common stock on June 2, 2003. The Company received net proceeds of $119,000 after a deduction of $241,000 due to FINOVA Capital Corporation for waiver fees pursuant to a certain Amendment and Limited Waiver to Security Agreement dated June 26, 2002.

Simultaneous with the closing of the Textron Loan in May 2003, SouthTrust Bank extended the Company a new term loan in the principal amount of $2,000,000. This loan was consolidated with the Company's March 2000 term loan with SouthTrust Bank, which had a then outstanding principal balance of $8,131,985 for a total term loan amount of $10,131,985. The revised term loan bears interest at SouthTrust Bank's prime rate of interest plus 1% (5% at September 30, 2003), and is due in increasing principal installments by June 2009. Each month, the Company will pay the accrued interest on the loan plus principal amounts as follows: $75,000 from July 2003 to June 2004, $110,000 from July 2004 to June 2005, and $166,250 from July 2005 until maturity in June 2009. This note is secured by all of the Company's equipment and certain related assets. The proceeds of the new term loan, together with the proceeds from certain sales of the Company's common stock conducted in May 2003, were used to repay the Company's $4,000,000 mezzanine loan from FINOVA Mezzanine. The balance outstanding on this new term loan as of September 30, 2003 was $9,831,985.

In October 2000, the Company obtained a $1.5 million bridge loan from SouthTrust Bank, which is guaranteed by Angelo S. Morini, the Company's Founder, and secured by the pledge of one million shares of the Company's common stock owned by him. Interest on this note is at the prime rate (4% at September 30, 2003). The loan is being paid down by monthly principal payments of $50,000 plus interest. In May 2003, SouthTrust Bank amended this loan to extend the maturity date from October 2003 to April 2004. Principal payments of $50,000 are due each month beginning June 1, 2003 until maturity. The balance outstanding on this note as of September 30, 2003 was $251,000. In consideration of his guarantee and stock pledge in respect to this loan, the Company issued an option to acquire 343,125 shares of common stock to Mr. Morini on December 15, 2000. The option has an exercise price of $3.88 per share, which is equal to the fair value of the Company's common stock at the date of the grant. Such options shall expire on December 15, 2010.

In connection with the consolidations and extensions of the SouthTrust Bank loans as described above, the Company issued a warrant to purchase 100,000 shares of the Company's common stock to SouthTrust Bank on May 29, 2003. The warrant is exercisable until June 1, 2009 at an exercise price of $1.97 per share. In accordance with SFAS 123, the fair value of this warrant was estimated at $101,000, which will be amortized as non-cash compensation over 72 months beginning in May 2003.

In March 2002, Angelo S. Morini, the Company's Founder, loaned $330,000 to the Company in order for it to pay down certain notes payable that were coming due. This loan bore interest at the prime rate (4% at September 30, 2003) and was due on or before June 15, 2006. In connection with a Second Amended and Restated Employment Agreement effective October 13, 2003 between Mr. Morini and the Company, the Company offset $167,603 of unreimbursed advances owed to it by Mr. Morini prior to June 2002 and certain family members against the balance of the loan and issued an aggregate of 55,087 shares of the Company's common stock (valued at approximately $2.95 per share) as payment in full.

On August 15, 2002, the Company executed and delivered to Target Container, Inc. a $347,475 promissory note in satisfaction of its accounts payable obligation to this vendor. This note bore interest at 7% per annum and was due in twelve equal monthly installments of $30,066. This note was paid in full by September 30, 2003.

In January 2003, Ruggieri of Windermere Family Limited Partnership, an affiliate of Mr. John Ruggieri, the Company's former Vice President of Manufacturing, entered into a credit arrangement with the Company pursuant to which the partnership purchased for the Company raw materials approximating $500,000. The amounts paid for the purchased materials, plus interest at the rate of 15% per annum on such amounts, was due and paid in full by May 31, 2003.

On April 10, 2003, the Company entered into a credit arrangement with Mr. Frederick Deluca, one of its greater than 5% shareholders, pursuant to which Mr. Deluca purchased raw materials for the Company in an aggregate amount that did not exceed $500,000. The amounts paid for the purchased materials, plus interest at the rate of 15% per annum on such amounts, was due and payable in full on July 9, 2003. All amounts owed under the credit arrangement were repaid in full and such credit arrangement was terminated on June 27, 2003.

Equity Financing
----------------
On April 6, 2001, in accordance with an exemption from registration under Regulation D promulgated under the Securities Act of 1933, as amended, the Company received from BH Capital Investments, L.P. and Excalibur Limited
Partnership (the "Series A Preferred Holders") proceeds of approximately $3,082,000 less costs of $181,041 for the issuance of 72,646 shares of the Company's Series A convertible preferred stock with a face value of $3,500,000 and warrants to purchase shares of the Company's common stock. The Series A Preferred Holders have the right to receive on any outstanding Series A convertible preferred stock a ten percent stock dividend on the shares, payable one year after the issuance of such preferred stock, and an eight percent stock dividend for the subsequent three years thereafter, payable in either cash or shares of preferred stock. The Series A convertible preferred stock is subject to certain designations, preferences and rights set forth in the Company's Restated Certificate of Incorporation, including the right to convert such shares into shares of common stock at any time, at a current conversion rate (subject to appropriate adjustment for stock splits, stock dividends, recapitalizations and other events) of the number of shares of common stock for each share of Series A convertible preferred stock equal to the quotient of:

$48.18, plus all accrued dividends that are then unpaid for each share of the Series A convertible preferred stock then held by the holder,

     divided by,

the lesser of (x) $1.75 or (y) 95% of the average of the two lowest closing bid prices on the American Stock Exchange of the common stock out of the fifteen trading days immediately prior to conversion.

In no case, however, shall any Series A Preferred Holder be permitted to convert the Series A convertible preferred stock in an amount of common stock that would cause such holder to beneficially own at any given time, in the aggregate, such number of shares of common stock, which would exceed 9.99% of the aggregate outstanding shares of common stock, unless such holder waives such restriction upon not less than 61 days prior notice to the Company. The number of shares issuable upon conversion of the Series A convertible preferred stock will vary depending upon the closing bid prices of the Company's common stock on the AMEX.

The Series A Preferred Holders have the right to require the Company to redeem their shares of Series A convertible preferred stock on April 6, 2005 or upon occurrence of other specified events. The redemption price shall be paid in cash at a price per preferred share equal to the greater of (a) 100% of the preference amount ($48.18 plus accrued dividends) or (b) an amount equal to the number of shares of common stock that would be then issuable upon conversion of the Series A convertible preferred stock and times the market price on the date of redemption. The market price is based on a five-day average of the closing bid prices for the five trading days prior to the date of redemption.

As of September 30, 2003, BH Capital Investments, L.P. and Excalibur Limited Partnership had converted 6,684 and 10,378 shares of the Series A convertible preferred stock, respectively, plus accrued dividends, into 262,350 and 424,950 shares of common stock, respectively. The conversion prices ranged from $1.3633 and $1.75 and were based on the lower of (a) 95% of the average of the two lowest closing bid prices on the AMEX for the fifteen trading days immediately prior to conversion or (b) $1.75. During October 2003, BH Capital Investments, L.P. converted 4,828 shares of the Series A convertible preferred stock, plus accrued dividends, into 162,598 shares of common stock at a conversion price of $1.75.

On November 7, 2002, BH Capital Investments, L.P. and Excalibur Limited Partnership, as holders of a majority of the shares of the Series A convertible preferred stock, exercised their right under the Purchase Agreement to require the Company to solicit the approval of its shareholders for the Company's issuance of all of the shares of common stock potentially issuable upon conversion of the Series A convertible preferred stock in full and the exercise of their warrants. This right arose when the number of shares of common stock the Series A Preferred Holders were entitled to receive, assuming conversion of the all of the Series A convertible preferred stock and the exercise of their warrants, exceeded 15% of the Company's then-outstanding shares of common stock. The Company was required to hold a shareholders meeting to solicit such approval on or before February 5, 2003. Pursuant to a letter agreement in January 2003, the Series A Preferred Holders agreed to extend the deadline to hold a meeting to March 31, 2003. Subsequently, pursuant to the Stock Purchase Option Agreement described below, the holders of the Series A convertible preferred stock agreed, among other things, to extend the deadline to September 30, 2003. On September 30, 2003, the Company's shareholders, by majority vote, approved the issuance by the Company of all required common stock in the event of a conversion of the Company's Series A convertible preferred stock and upon the exercise of certain warrants held by the Series A Preferred Holders.

On April 24, 2003, the Company and the Series A Preferred Holders entered into that certain Stock Purchase Option Agreement, whereby the Company was granted the option to purchase all of the shares of the Series A convertible preferred stock owned by such holders at the time the purchase is consummated. The option may be exercised by the Company or its assigns at any time until the earlier of five days after the date of the Company's next annual shareholders meeting or September 30, 2003. Pursuant to such agreement, the Series A Preferred Holders also agreed to extend the deadline to hold a shareholders meeting to September 30, 2003. In exchange for the option (which the Company did not exercise by the expiration date) and the extension of the annual meeting date, the Company issued to each of BH Capital Investments, L.P. and Excalibur Limited Partnership warrants to purchase 250,000 shares of the Company's common stock. These warrants are exercisable until July 15, 2006 at an exercise price equal to $2.00 per share, which price was greater than the market value of the Company's common stock on April 24, 2003. The Company agreed to register the shares underlying the warrants by no later than December 31, 2003. In accordance with SFAS 123, the fair value of these warrants was estimated at $230,000, which was recorded as non-cash compensation expense in the first quarter of fiscal year 2004.

On April 10, 2003, the Company entered into a credit arrangement with Mr. Frederick Deluca, one of its greater than 5% shareholders, pursuant to which Mr. Deluca purchased raw materials for the Company in an aggregate amount that did not exceed $500,000. The amounts paid for the purchased materials, plus interest at the rate of 15% per annum on such amounts, was due and payable in full on July 9, 2003. In consideration of the credit arrangement, the Company issued to Mr. Deluca a warrant to purchase 100,000 shares of the Company's common stock at an exercise price of $1.70. In accordance with SFAS 123, the fair value of this warrant was estimated at $63,000, which was recorded as non-cash compensation expense in the first quarter of fiscal year 2004. All amounts owed under the credit arrangement were repaid in full and such credit arrangement was terminated on June 27, 2003.

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

In accordance with an exemption from registration under Regulation D promulgated under the Securities Act of 1933, as amended, and pursuant to seven Securities Purchase Agreements dated May 21, 2003, the Company sold and issued a total of 2,138,891 shares of its common stock at a price per share equal to $1.80 for aggregate gross proceeds to the Company of $3,850,000. Pursuant to a Registration Rights Agreement dated May 21, 2003, the Company has agreed to register the shares of common stock purchased by the investors with the Securities and Exchange Commission no later than November 24, 2003. Sales to related parties under the Securities Purchase Agreements include: 555,556 shares of common stock sold at an aggregate sales price of $1,000,000 to Frederick DeLuca, a greater than 5% shareholder; 55,556 shares of common stock sold at an aggregate sales price of $100,000 to David H. Lipka, a Director of the Company; 83,333 and 55,556 shares of common stock sold at an aggregate sales price of $150,000 and $100,000, respectively, to Ruggieri of Windermere Family Limited Partnership and Ruggieri Financial Pension Plan, respectively, each an affiliate of John Ruggieri, the Company's former Vice President of Manufacturing; 1,111,112 shares of common stock sold at an aggregate sales price of $2,000,000 to Fromageries Bel S.A., a leading branded cheese company in Europe which signed a Master Distribution and Licensing Agreement effective May 22, 2003 with the Company. Sales to non-related parties under the Securities Purchase Agreements include: 138,889 shares of common stock sold at an aggregate sales price of $250,000 Apollo Capital Management Group; and 138,889 shares of common stock sold at an aggregate sales price of $250,000 Apollo MicroCap Partners, L.P.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's exposure to market risk results primarily from fluctuations in interest rates. The interest rates on most of the Company's outstanding debts, including its debt to SouthTrust Bank and Textron are floating and based on the prevailing market interest rates. For market-based debt, interest rate changes generally do not affect the market value of the debt but do impact future interest expense and hence earnings and cash flows, assuming other factors remain unchanged. A theoretical 1% increase or decrease in market rates in effect on September 30, 2003 with respect to the Company's anticipated debt as of such date would increase or decrease interest expense and hence reduce or increase net income of the Company by approximately $37,000 per quarter.

The Company's sales during the six-month periods ended September 30, 2003 and 2002 which were denominated in a currency other than U.S. dollars were less than 5% of gross sales and no net assets were maintained in a functional currency other than U. S. dollars during such periods. Therefore, the effects of changes in foreign currency exchange rates have not historically been significant to the Company's operations or net assets.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the fiscal quarter ended September 30, 2003, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO"), and the Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report.

There was no change in the Company's internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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

The Company and Schreiber recently participated in a Court-sponsored mediation of claims that did not result in a settlement agreement. Based upon the failure of that mediation process to resolve the matter, the Company requested the formal opinion of patent counsel with regard to the merits of Schreiber's patent and Schreiber's claims of infringement. Patent counsel has advised that, in his opinion, the patent claim interpretation being asserted by the Company in the Markman briefing process is the correct one, and that the Company's machines do not infringe the patent claims if that claim interpretation is adopted by the Court. The Company has requested patent counsel to review his opinion in light of the Court's ruling and we are awaiting that supplemental opinion.

The Company is not in a position at this time to express a view on the likelihood that it will succeed in its position, nor in the amount of damages that might be awarded against it should it be unsuccessful in that regard. In the event we are found to have infringed the Schreiber Foods' patents, in addition to being liable to Schreiber Foods for damages which may be substantial, we may also be prohibited from using in the future any wrapping machine which is found to be infringing, or, alternatively, we may be required to pay Schreiber Foods a royalty on our individually wrapped products produced with the infringing machines on an ongoing basis. Any of the foregoing will have a material adverse affect on the Company's results of operations and financial condition.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

NA

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Effective May 30, 2003, the Company obtained from Textron Financial Corporation ("Textron") a revolving credit facility (the "Textron Loan") in the maximum principal amount of $7,500,000 pursuant to the terms and conditions of a Loan and Security Agreement dated May 27, 2003 (the "Loan Agreement"). The Textron Loan contains certain financial and operating covenants. In August 2003, the Company notified Textron that the Company had failed to comply with the fixed charge coverage ratio in June 2003. Pursuant to a certain Waiver Letter dated August 13, 2003, Textron agreed to waive the requirement to meet the fixed charge coverage ratio for each monthly period through September 30, 2003. Additionally, Textron agreed that after August 13, 2003, all of the financial covenants required of the Company under Section 7.6 of the Loan Agreement will be measured and tested on a quarterly rather than monthly basis.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual shareholders meeting on September 30, 2003. As of the record date on August 4, 2003, there were 15,153,932 shares of common stock issued, outstanding and eligible to vote. In this meeting, the shareholders voted on and approved the following proposals:

     1. To fix the number of directors at eight and to elect a Board of Directors for the ensuing year. The board members were voted in with the following number of votes for their election:

                                         VOTES CAST     VOTES CAST
               DIRECTOR                     FOR          AGAINST
          --------------------------------------------------------
          David H. Lipka                 13,267,957        145,474
          Thomas R. Dyckman              13,268,311        145,120
          Charles L. Jarvie              13,267,027        146,404
          Joseph J. Juliano              13,254,426        159,005
          Angelo S. Morini               11,601,148      1,812,283
          Christopher J. New             11,913,469      1,499,962
          C. Anthony Wainwright          13,268,026        145,405
          Patrice M.A. Videlier          13,268,555        144,876

     2. To approve the issuance by the Company of common stock in the event of a conversion of the Company's Series A Convertible Preferred Stock and upon the exercise of certain warrants held by the Series A convertible preferred stockholders. The vote tabulation for this proposal was as follows: VOTES CAST FOR - 9,605,519; VOTES CAST AGAINST - 249,432; ABSTENTIONS - 18,538; BROKER NON-VOTES - 3,539,942

     3. To approve the issuance by the Company of common stock or securities convertible into common stock in a potential offering, the proceeds of which will be used to finance the Company's redemption of any outstanding, unconverted Series A Convertible Preferred Stock and to pay all costs and expenses related to such offering and redemption. The vote tabulation for this proposal was as follows: VOTES CAST FOR - 9,394,885; VOTES CAST AGAINST - 460,353; ABSTENTIONS - 18,251; BROKER NON-VOTES - 3,539,942

     4. To approve certain issuances and potential issuances of common stock or other securtieis convertible into common stock by the Company to officers, directors and key employees. The vote tabulation for this proposal was as follows: VOTES CAST FOR - 9,273,693; VOTES CAST AGAINST - 559,459; ABSTENTIONS - 40,337; BROKER NON-VOTES - 3,539,942

     5. To ratify the retention of BDO Seidman, L.L.P. as the independent auditors of the Company for the fiscal years ending March 31, 2003 and March 31, 2004. The vote tabulation for this proposal was as follows:
         VOTES CAST FOR - 13,345,834; VOTES CAST AGAINST - 57,918; ABSTENTIONS - 9,679

ITEM 5. OTHER INFORMATION

     Upon the death of C. Anthony Wainwright in October 2003, the Company had and continues to have only seven members actively serving on its Board of Directors. It is not known at this time if the Board will seek a replacement to fill the vacancy or will reduce its size from eight to seven.

     In a Second Amended and Restated Employment Agreement (the "Agreement") effective October 13, 2003, Angelo S. Morini the Company's Founder, Vice-Chairman and President resigned from his positions with the Company as President and Vice-Chairman and will no longer be involved in the daily operations of the Company. He will retain the title of Founder and has been named Chairman Emeritus. Mr. Morini will continue as an employee and as a member of the Company's Board of Directors. Additionally, he may carry out special assignments designated to him by the Chairman of the Board. The Agreement is for a five-year period beginning October 13, 2003 and provides for an annual base salary of $300,000 plus standard health insurance benefits, club dues and an auto allowance. Other material provisions of the Agreement are as follows:

     1. For the term of Mr. Morini's employment, the Company shall cause Mr. Morini to be nominated for election to the Company's Board of Directors as a member of the slate of directors proposed by the Company in its proxy statement for any meeting of the Company's stockholders whereby directors shall be elected. Notwithstanding the foregoing, in the event Mr. Morini is not elected to the Board of Directors by the stockholders at any meeting of the Company's stockholders for which the proxy statement indicates Mr. Morini is nominated for election as a member of the slate of directors proposed by the Company, such obligations shall immediately cease.

     2. The Company will obtain, and maintain in effect during the term of Mr. Morini's employment, for the benefit of Mr. Morini (or reimburse Mr. Morini for the cost of) a Two Million Dollar ($2,000,000) term life insurance policy insuring Mr. Morini's life, the beneficiaries of which shall be designated by Mr. Morini.

     3. Mr. Morini and the Company agreed that Mr. Morini and certain family members received advances from the Company of which $167,603 was unreimbursed as of October 13, 2003, and (ii) the Company owed $330,000 to Mr. Morini pursuant to a loan on March 28, 2002 to the Company. Mr. Morini and the Company agreed to offset the unreimbursed advances against the amounts owed by the Company, and, in repayment of the remainder of the amounts owed by the Company, the Company issued an aggregate of 55,087 shares of the Company's common stock to Mr. Morini (valued at approximately $2.95 per share based on the average of the closing prices for the five trading days preceding the effective date of the Agreement).

     4. Mr. Morini has agreed that during the term of his employment, and for a period of one (1) year following his termination of employment for any reason other than pursuant to termination without cause, a material breach in the Agreement, or a change of control (as defined in the Agreement) in the Company for which he did not vote, he will not, directly or indirectly, either as an employee, employer, consultant, agent, principal, partner, stockholder (other than owning fewer than one percent (1%) of the outstanding shares of a public corporation), corporate officer, director, or any other individual or representative capacity, engage or participate in any business that directly competes with the Company within those areas in the United States in which the Company is doing business as of the date of termination.

     5.   If the  Agreement is  terminated  by the Company  without  cause,  Mr.
     Morini shall: (a) be entitled to continued payment of his annual compensation, health insurance benefits, club dues, auto allowance and life insurance benefits for the remainder of the term of the Agreement, (b) become fully "vested" under the terms of any stock option agreements executed and delivered prior to, along with, or after the Agreement and (c) be released from the terms of the $12,772,200 Loan Agreement dated June 15, 1999 and all monies outstanding thereunder will be forgiven by the Company. The provisions of the Agreement related to the forgiveness of the $12,772,200 loan remain unchanged from the first Amended and Restated Employment Agreement dated June 15, 1999. Mr. Morini acknowledged that his change in role does not constitute a termination of Mr. Morini by the Company, under the First Amended and Restated Employment Agreement dated June 15, 1999.

     6. If Mr. Morini terminates his employment in any manner other than in connection with a material breach of the Agreement by the Company, he shall not be entitled to receive any further compensation or benefits, except that if he terminates his employment in connection with a change of control (as defined in the Agreement) in the Company for which he did not vote, he will be released from the terms of the $12,772,200 Loan Agreement dated June 15, 1999 and all monies outstanding thereunder will be forgiven by the Company. The provisions of the Agreement related to the forgiveness of the $12,772,200 loan remain unchanged from the first Amended and Restated Employment Agreement dated June 15, 1999.

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

*10.32 Stock purchase warrant issued to SouthTrust Bank dated May 29, 2003 (Filed as Exhibit 10.7 on Form 8-K filed June 2, 2003.)

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

*10.52 Stock Purchase Option Agreement and Stock Purchase Warrant by and between Excalibur Limited Partnership and BH Capital Investments, L.P. and Galaxy Nutritional Foods dated as of April 24, 2003 (Filed as Exhibit 10.52 on Form 10-Q for the fiscal quarter ended June 30, 2003.)

*10.53 Waiver Letter from Textron Financial Corporation to the Company dated August 13, 2003 (Filed as Exhibit 10.52 on Form 10-Q for the fiscal quarter ended June 30, 2003.)

*10.54 Second Amended and Restated Employment Agreement dated as of October 13, 2003 between Galaxy Nutritional Foods, Inc. and Angelo S. Morini (Filed as Exhibit 10.1 on Form 8-K filed October 20, 2003.)

 10.55 Stockholder Agreement dated as of October 13, 2003 between Galaxy Nutritional Foods, Inc. and Angelo S. Morini (Filed herewith.)

 20.1          Audit Committee Charter (Filed herewith.)

 20.2          Compensation Committee Charter (Filed herewith.)

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

REPORTS ON FORM 8-K
-------------------

     On July 8, 2003, the Company filed a Current Report on Form 8-K to disclose the press release announcing the Company's financial results for its fiscal year ended March 31, 2003, its plan to amend its Forms 10-Q's for the quarters ended June 30, September 30 and December 31, 2002, and its guidance for its fiscal year to end March 31, 2004. On August 15, 2003, the Company filed a Current Report on Form 8-K to disclose the press release announcing the Company's financial results for its first fiscal quarter ended June 30, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        GALAXY NUTRITIONAL FOODS, INC.


Date: November 14, 2003                 /s/ Christopher J. New
                                        -------------------------------
                                        Christopher J. New
                                        Chief Executive Officer
                                        (Principal Executive Officer)


Date: November 14, 2003                 /s/ Salvatore J. Furnari
                                        -------------------------------
                                        Salvatore J. Furnari
                                        Chief Financial Officer
                                        (Principal Accounting and
                                        Financial Officer)