Form 10-Q
period 2003-12-31
GALAXY NUTRITIONAL FOODS INC
filed 2004-02-23
CIK 819527

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
       __________________________________________________________________

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2003

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

     On February 20, 2004, there were 15,579,155 shares of Common Stock, $.01 par value per share, outstanding.

                         GALAXY NUTRITIONAL FOODS, INC.

                               INDEX TO FORM 10-Q
                       FOR QUARTER ENDED DECEMBER 31, 2003




                                                                        PAGE NO.
                                                                        --------

PART I.  FINANCIAL INFORMATION

      ITEM 1.  FINANCIAL STATEMENTS

           Balance Sheets                                                      3
           Statements of Operations                                            4
           Statement of Stockholders' Equity                                   5
           Statements of Cash Flows                                            6
           Notes to Financial Statements                                       7

      ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATION                   17

      ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK     29

      ITEM 4.  CONTROLS AND PROCEDURES                                        29

PART II. OTHER INFORMATION

      ITEM 1.  LEGAL PROCEEDINGS                                              30

      ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                      30

      ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                31

      ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS            31

      ITEM 5.  OTHER INFORMATION                                              31

      ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                               33

SIGNATURES                                                                    36

                          PART I. FINANCIAL INFORMATION
                          -----------------------------
                          GALAXY NUTRITIONAL FOODS, INC.
                                  BALANCE SHEETS

                                                                     DECEMBER 31,       MARCH 31,
                                                               NOTES    2003              2003
                                                               ----- ------------     ------------
                                                                     (UNAUDITED)
                          ASSETS
CURRENT ASSETS:
   Cash                                                              $    476,740     $      1,598
   Trade receivables, net                                               4,240,708        5,109,247
   Inventories                                                          4,086,305        5,294,500
   Prepaid expenses and other                                             359,328          553,396
                                                                     ------------     ------------

           Total current assets                                         9,163,081       10,958,741

PROPERTY AND EQUIPMENT, NET                                            20,686,284       22,168,404
OTHER ASSETS                                                              397,158          274,918
                                                                     ------------     ------------

           TOTAL                                                     $ 30,246,523     $ 33,402,063
                                                                     ============     ============

            LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Book overdrafts                                                   $         --     $  1,151,276
   Line of credit                                                 2     4,389,978        4,939,894
   Accounts payable                                                     1,471,195        2,622,996
   Accrued liabilities                                            8     2,129,293        1,891,773
   Current portion of term notes payable                          2     1,136,000        1,497,760
   Current portion of subordinated note payable                   2            --        2,000,000
   Current portion of obligations under capital leases                    244,744          363,152
                                                                     ------------     ------------

           Total current liabilities                                    9,371,210       14,466,851

ACCRUED EMPLOYMENT CONTRACT, less current portion                 8     1,388,026               --
TERM NOTES PAYABLE, less current portion                          2     8,571,985        7,786,985
SUBORDINATED NOTE PAYABLE                                         2            --        2,000,000
OBLIGATIONS UNDER CAPITAL LEASES, less current portion                    203,797          383,210
                                                                     ------------     ------------

           Total liabilities                                           19,535,018       24,637,046
                                                                     ------------     ------------

COMMITMENTS AND CONTINGENCIES                                     3            --               --

REDEEMABLE CONVERTIBLE PREFERRED STOCK                            4     3,213,849        2,324,671

STOCKHOLDERS' EQUITY:                                             4
   Common stock                                                           154,948          127,617
   Additional paid-in capital                                          64,407,314       59,800,732
   Accumulated deficit                                                (44,171,945)     (40,595,342)
                                                                     ------------     ------------

                                                                       20,390,317       19,333,007
   Less:  Notes receivable arising from the exercise of stock    5,8
           options and sale of common stock                          (12,772,200)     (12,772,200)
         Treasury stock, 26,843 shares, at cost                         (120,461)        (120,461)
                                                                    ------------     ------------

           Total stockholders' equity                                  7,497,656        6,440,346
                                                                    ------------     ------------

           TOTAL                                                    $ 30,246,523     $ 33,402,063
                                                                    ============     ============

                 See accompanying notes to financial statements.

                         GALAXY NUTRITIONAL FOODS, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                              THREE MONTHS ENDED                NINE MONTHS ENDED
                                                  DECEMBER 31,                      DECEMBER 31,
                                         -----------------------------     -----------------------------
                                             2003             2002             2003             2002
                                         ------------     ------------     ------------     ------------
NET SALES                                $  9,638,571     $  9,755,729     $ 27,664,259     $ 29,795,764

COST OF GOODS SOLD                          6,715,750        6,805,863       19,096,843       21,089,597
                                         ------------     ------------     ------------     ------------
  Gross margin                              2,922,821        2,949,866        8,567,416        8,706,167
                                         ------------     ------------     ------------     ------------

OPERATING EXPENSES:
Selling                                     1,110,097        1,240,544        3,870,829        3,575,859
Delivery                                      544,930          478,331        1,430,706        1,561,847
Non-cash compensation related to
   options & warrants (NOTE 1 AND
   NOTE 5)                                   (255,712)         190,720        1,179,677       (2,794,630)
Employment contract expense (NOTE 8)        1,830,329               --        1,830,329               --
General and administrative                    752,123          864,399        2,621,621        2,453,148
Research and development                       65,474           60,674          191,466          174,888
                                         ------------     ------------     ------------     ------------
  Total operating expenses                  4,047,241        2,834,668       11,124,628        4,971,112
                                         ------------     ------------     ------------     ------------

INCOME (LOSS) FROM OPERATIONS              (1,124,420)         115,198       (2,557,212)       3,735,055

Interest expense                             (253,934)        (536,766)      (1,019,391)      (2,404,868)
Other expense                                      --          (55,000)              --          (55,000)
                                         ------------     ------------     ------------     ------------

NET INCOME (LOSS)                        $ (1,378,354)    $   (476,568)    $ (3,576,603)    $  1,275,187

Preferred Stock Dividends (NOTE 4)             48,556           69,020          157,172          209,020
Preferred Stock Accretion to
   Redemption Value (NOTE 4)                  131,076        1,278,022        1,677,409        1,737,999
                                         ------------     ------------     ------------     ------------

NET LOSS AVAILABLE TO COMMON
   SHAREHOLDERS                          $ (1,557,986)    $ (1,823,610)    $ (5,411,184)    $   (671,832)
                                         ============     ============     ============     ============

BASIC AND DILUTED NET LOSS PER COMMON
   SHARE (NOTE 6)                        $      (0.10)    $      (0.15)    $      (0.37)    $      (0.06)
                                         ============     ============     ============     ============

                 See accompanying notes to financial statements.

                         GALAXY NUTRITIONAL FOODS, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                    Common Stock                                            Notes
                             ---------------------------    Additional     Accumulated  Receivable for    Treasury
                                 Shares       Par Value   Paid-In Capital    Deficit     Common Stock       Stock          Total
                             -------------------------------------------------------------------------------------------------------
Balance at March 31, 2003      12,761,685   $    127,617   $ 59,800,732   $(40,595,342)  $(12,772,200)  $   (120,461)  $  6,440,346

Exercise of warrants              200,000          2,000        358,000             --             --             --        360,000
Issuance of common stock        2,226,830         22,268      3,976,393             --             --             --      3,998,661
Conversion of preferred
   stock                          306,254          3,063        527,562             --             --             --        530,625
Fair value of warrants
   and employee options
   issued                              --             --        685,308             --             --             --        685,308
Non-cash compensation
   related to variable
   securities                          --             --        540,613             --             --             --        540,613
Dividends on preferred
   stock                               --             --       (157,172)            --             --             --       (157,172)
Accretion of discount on
   preferred stock                     --             --     (1,324,122)            --             --             --     (1,324,122)
Net loss                               --             --             --     (3,576,603)            --             --     (3,576,603)
                             -------------------------------------------------------------------------------------------------------

Balance at December 31,
   2003                        15,494,769   $    154,948   $ 64,407,314   $(44,171,945)  $(12,772,200)  $   (120,461)  $  7,497,656
                             ======================================================================================================

                 See accompanying notes to financial statements.

                         GALAXY NUTRITIONAL FOODS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

NINE MONTHS ENDED DECEMBER 31,                                  NOTES        2003             2002
                                                                -----    ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income (Loss)                                                     $ (3,576,603)    $  1,275,187
   Adjustments to reconcile net income (loss) to
     net cash from (used in) operating activities:
       Depreciation and amortization                                        1,657,431        1,707,586
       Amortization of debt discount and financing costs                      192,078        1,120,145
       Provision for losses on trade receivables                               14,000         (136,700)
       Non-cash compensation related to options and warrants     1,5        1,179,677       (2,794,630)
       (Increase) decrease in:
         Trade receivables                                                    854,539        1,104,625
         Inventories                                                        1,208,195          620,921
         Prepaid expenses and other                                            26,492          (44,253)
       Increase (decrease) in:
         Accounts payable                                                  (1,151,801)      (1,054,170)
         Accrued liabilities                                      8         1,564,055          195,700
                                                                         ------------     ------------

   NET CASH FROM (USED IN) OPERATING ACTIVITIES                             1,968,063        1,994,411
                                                                         ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                        (175,311)        (195,868)
   Decrease in other assets                                                     1,806               --
                                                                         ------------     ------------

   NET CASH FROM (USED IN) INVESTING ACTIVITIES                              (173,505)        (195,868)
                                                                         ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Book overdrafts                                                         (1,151,276)        (615,998)
   Net payments on lines of credit                                           (549,916)      (1,357,791)
   Repayments on subordinated note payable                        2        (4,000,000)              --
   Borrowings on term note payable                                2         2,000,000          500,000
   Repayments on term notes payable                                        (1,246,760)      (1,336,363)
   Principal payments on capital lease obligations                           (297,821)        (339,636)
   Financing costs for long term debt                                        (232,230)        (128,289)
   Proceeds from issuance of common stock, net of offering costs  4         3,798,587        1,480,994
   Proceeds from exercise of common stock warrants                2           360,000               --
                                                                         ------------     ------------

   NET CASH FROM (USED IN) FINANCING ACTIVITIES                            (1,319,416)      (1,797,083)
                                                                         ------------     ------------

NET INCREASE (DECREASE) IN CASH                                               475,142            1,460

CASH, BEGINNING OF PERIOD                                                       1,598              168
                                                                         ------------     ------------

CASH, END OF PERIOD                                               7      $    476,740     $      1,628
                                                                         ============     ============

                 See accompanying notes to financial statements.

                         GALAXY NUTRITIONAL FOODS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
      ------------------------------------------
      The unaudited financial statements have been prepared by the Company, under the rules and regulations of the Securities and Exchange Commission. The accompanying financial statements contain all normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of such financial statements. Certain information and disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted under such rules and regulations although the Company believes that the disclosures are adequate to make the information presented not misleading. The March 31, 2003 balance sheet data was derived from the audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These unaudited financial statements should be read in conjunction with the financial statements and notes included on Form 10-K for the fiscal year ended March 31, 2003. Interim results of operations for the nine-month period ended December 31, 2003 may not necessarily be indicative of the results to be expected for the full year.

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

            Nine Months Ended             December 31, 2003    December 31, 2002
                                          -----------------    -----------------
            Dividend Yield                       None                 None
            Volatility                        41% to 45%           37% to 44%
            Risk Free Interest Rate         2.01% to 4.28%       1.71% to 5.03%
            Expected Lives in Months           36 to 120            60 to 120

      Under the accounting  provisions of SFAS No. 123, the Company's net income
      (loss) and net income (loss) per basic and diluted share would have been reduced to the pro forma amounts indicated below:

                                                           THREE MONTHS ENDED                NINE MONTHS ENDED
                                                               DECEMBER 31,                      DECEMBER 31,
                                                      -----------------------------     -----------------------------
                                                          2003             2002             2003             2002
                                                      ------------     ------------     ------------     ------------
      Net loss to common shareholders as reported     $ (1,557,986)    $ (1,823,610)    $ (5,411,184)    $   (671,832)
         Add: Stock-based compensation expense
         included in reported net loss                    (255,712)         190,720        1,179,677       (2,794,630)
         Deduct:  Stock-based compensation expense
         determined under fair value based method
         for all awards                                    181,865       (1,846,247)      (1,525,891)      (3,146,880)
                                                      ------------     ------------     ------------     ------------
         Pro forma net loss to common shareholders    $ (1,631,833)    $ (3,479,137)    $ (5,757,398)    $ (6,613,342)
                                                      ============     ============     ============     ============
      Net loss per common share:
         Basic - as reported                          $      (0.10)    $      (0.15)    $      (0.37)    $      (0.06)
         Basic - pro forma                            $      (0.11)    $      (0.29)    $      (0.39)    $      (0.56)
         Diluted - as reported                        $      (0.10)    $      (0.15)    $      (0.37)    $      (0.06)
         Diluted - pro forma                          $      (0.11)    $      (0.29)    $      (0.39)    $      (0.56)

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

(2)   LINE OF CREDIT AND NOTES PAYABLE
      --------------------------------
      Effective May 30, 2003, the Company obtained from Textron Financial Corporation ("Textron") a revolving credit facility (the "Textron Loan") in the maximum principal amount of $7,500,000 pursuant to the terms and conditions of a Loan and Security Agreement dated May 27, 2003 (the "Loan Agreement"). The Textron Loan is secured by the Company's inventory, accounts receivable and all other assets. Generally, subject to the maximum principal amount, which can be borrowed under the Textron Loan and certain reserves that must be maintained during the term of the Textron Loan, the amount available under the Textron Loan for borrowing by the Company from time to time is equal to the sum of (i) eighty-five percent (85%) of the net amount of its eligible accounts receivable plus (ii) sixty percent (60%) of the Company's eligible inventory not to exceed $3,500,000. Advances under the Textron Loan bear interest at a variable rate, adjusted on the first (1st) day of each month, equal to the prime rate plus one and three-quarter percent (1.75%) per annum (5.75% at December 31, 2003) calculated on the average cash borrowings for the preceding month. The Textron Loan matures and all amounts are due and payable in full on May 26, 2006. The Textron Loan replaced the Company's asset-based credit facility with FINOVA Capital Corporation on May 30, 2003, which had an outstanding principal balance of $4,254,667 at the time of replacement. As of December 31, 2003, the outstanding principal balance on the Textron Loan was $4,389,978.

      The Textron Loan described above contains certain financial and operating covenants. In August 2003, the Company notified Textron that it had failed to comply with the fixed charge coverage ratio in June 2003. Pursuant to a certain Waiver Letter dated August 13, 2003, Textron agreed to waive the requirement to meet the fixed charge coverage ratio for each monthly period through September 30, 2003. Additionally, Textron agreed that after August 13, 2003, all of the financial covenants required of the Company under Section 7.6 of the Loan Agreement will be measured and tested on a quarterly rather than monthly basis. Due to the $1.8 million charge to operations related to the Amended and Restated Employment Agreement for Angelo Morini, the Company fell below the requirement for the adjusted tangible net worth and the fixed charge coverage ratio covenants for the quarter ended December 31, 2003. Pursuant to discussions with and a written confirmation from Textron, Textron has agreed in principle to amend the loan covenants effective as of December 31, 2003, the effect of which would bring the Company into compliance with both ratios as of that date. The Company anticipates that it will be in compliance with these ratios, as amended, for the foreseeable future based on current forecasts.

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

      Simultaneous with the closing of the Textron Loan in May 2003, SouthTrust Bank extended the Company a new term loan in the principal amount of $2,000,000. This loan was consolidated with the Company's March 2000 term loan with SouthTrust Bank, which had a then outstanding principal balance of $8,131,985 for a total term loan amount of $10,131,985. The revised term loan bears interest at SouthTrust Bank's prime rate of interest plus 1% (5% at December 31, 2003), and is due in increasing principal installments by June 2009. Each month, the Company will pay the accrued interest on the loan plus principal amounts as follows: $75,000 from July 2003 to June 2004, $110,000 from July 2004 to June 2005, and $166,250 from
      July 2005 until maturity in June 2009. This note is secured by all of the Company's equipment and certain related assets. The proceeds of the new term loan, together with the proceeds from certain sales of the Company's common stock conducted in May 2003 (as discussed in Note 4), were used to repay the Company's $4,000,000 mezzanine loan from FINOVA Mezzanine. The balance outstanding on the new term loan as of December 31, 2003 was $9,606,985.

      The SouthTrust term loan contains certain financial and operating covenants. Due to the $1.8 million charge to operations related to the Amended and Restated Employment Agreement for Angelo Morini, the Company fell below the requirement for the tangible net worth covenant for the quarter ended December 31, 2003. Pursuant to discussions with and a written confirmation from SouthTrust, SouthTrust has agreed in principle to amend the loan covenant effective as of December 31, 2003, the effect of which would bring the Company into compliance with this ratio as of that date. The Company anticipates that it will be in compliance with this ratio, as amended, for the foreseeable future based on current forecasts.

      In October 2000, the Company obtained a $1.5 million bridge loan from SouthTrust Bank, which is guaranteed by Angelo S. Morini, the Company's founder, and secured by the pledge of one million shares of the Company's common stock owned by him. Interest on this note is at the prime rate (4% at December 31, 2003). The loan is being paid down by monthly principal payments of $50,000 plus interest. In May 2003, SouthTrust Bank amended this loan to extend the maturity date from October 2003 to April 2004. Principal payments of $50,000 are due each month beginning June 1, 2003 until maturity. The balance outstanding on this note as of December 31, 2003 was $101,000. In consideration of his guarantee and stock pledge in respect to this loan, the Company issued an option to acquire 343,125 shares of common stock to Mr. Morini on December 15, 2000. The option has an exercise price of $3.88 per share, which is equal to the fair value of the Company's common stock at the date of the grant. Such options shall expire on December 15, 2010.

      In connection  with the  consolidations  and  extensions of the SouthTrust
      Bank loans as described above, the Company issued a warrant to purchase 100,000 shares of the Company's common stock to SouthTrust Bank on May 29, 2003. The warrant is exercisable until June 1, 2009 at an exercise price of $1.97 per share. The fair value of this warrant was estimated at $101,000 and will be amortized as non-cash compensation over 72 months beginning in May 2003.

      In March 2002, Angelo S. Morini, the Company's founder, loaned $330,000 to the Company in order for it to pay down certain notes payable that were coming due. This loan bore interest at the prime rate and was due on or before June 15, 2006. In connection with a Second Amended and Restated Employment Agreement effective October 13, 2003 between Mr. Morini and the Company, the Company offset $167,603 of unreimbursed advances owed to it by Mr. Morini prior to June 2002 and certain family members against the balance of the loan and issued an aggregate of 55,087 shares of the Company's common stock (valued at approximately $2.95 per share) as payment in full.

      On August 15, 2002, the Company executed and delivered to Target Container, Inc. a $347,475 promissory note in satisfaction of its accounts payable obligation to this vendor. This note bore interest at 7% per annum and was due in twelve equal monthly installments of $30,066. This note was paid in full by September 30, 2003.

(3)   COMMITMENTS AND CONTINGENCIES
      -----------------------------
      On May 17, 2002, Schreiber Foods, Inc. of Green Bay, Wisconsin, filed a lawsuit against the Company in the federal district court for the Eastern District of Wisconsin ("Wisconsin lawsuit"), being Case No. 02-C-0498, alleging various acts of patent infringement. The Complaint alleges that the Company's machines for wrapping of individual cheese slices, manufactured by Kustner Industries, S.A. of Switzerland, known as models KE and KD, and the Company's machines for producing individually wrapped slices manufactured by Hart Design Mfg., Inc. of Green Bay, Wisconsin, infringe certain claims of U.S. Patents Nos. 5,112,632, 5,440,860, 5,701,724 and 6,085,680. Schreiber Foods is seeking a preliminary and permanent injunction prohibiting the Company from further infringing acts and is also seeking damages in the nature of either lost profits or reasonable royalties. While the Complaint does not specify the amount of money damages Schreiber Foods plans to seek at the time of trial connection with its claims, Schreiber Foods has retained an accountant, Joseph Gemini, who has opined recently that Schreiber Foods is entitled to money damages of approximately $17 million plus interest.

      The '860 and '724 Patents--and the Kustner machines for producing individually wrapped slices--were the subject of a lawsuit commenced by Schreiber in 1997 against Beatrice Foods and others in the Eastern District of Wisconsin, being Case No. 97-CV-11. Schreiber Foods alleges that the machines that were at issue in that case are similar to the Kustner machines in use by the Company. In the 1997 lawsuit, the matter was tried to a jury, which found the Kustner machines to infringe and awarded Schreiber Foods $26 million in a verdict of August 25, 1998. On March 30, 2000, however, the judge reversed that verdict, entered a finding of no infringement on the part of Beatrice, and dismissed the case. Schreiber Foods appealed that order to the Court of Appeals for the Federal Circuit, which entered its judgment on appeal on February 27, 2002. The appeals court reversed the action of the trial court, found that substantial evidence supported the jury's finding of infringement, and ordered the jury verdict reinstated. However, the Company understands that a motion to rescind the verdict and judgment is currently pending. Schreiber Foods has also commenced a similar action against Borden, Inc., and others, in March 2002, but no result has yet been reached in those cases.

      Several years prior to the filing of the lawsuit against the Company, the Company modified its Kustner machines. The two Hart Design machines were modified by the manufacturer from the standard Hart Design configuration and were delivered to the Company as modified. The Company believes that the modifications to the machines take them even further outside the ambit of the Schreiber Foods' patents at issue.

      As well, the Company has, through legal counsel, advised the Court of the scope it believes should be given to the claims at issue in the lawsuit (as part of the so-called Markman briefing process). Patent counsel has advised that, in his opinion, the patent claim interpretation asserted by the Company in the Markman briefing process was the correct one, and that the Company's machines do not infringe the patent claims if that claim interpretation was adopted by the Court. Schreiber Foods has taken a different view of the claims. The Court conducted a hearing on the issue on August 4, 2003, and the Company received the Court's ruling on August 13, 2003. The Court adopted Schreiber Foods' view on many of the claim terms at issue. Following the Court's ruling and in light thereof, the Company obtained from patent counsel an opinion that the Company does not infringe the asserted claims of the patents, and that the asserted claims are invalid.

      The Company and Schreiber Foods are currently involved in settlement negotiations with respect to the Wisconsin lawsuit and, at the parties' request, the Court has recently removed the upcoming trial date from its docket calendar. The details of the settlement are still being negotiated.

      In the event the parties are unable to reach a settlement, the proceedings will continue. The Company is not in a position at this time to express a view on the likelihood that it will succeed in its position, nor in the amount of damages that might be awarded against it should it be unsuccessful in that regard. In the event the Company is found to have infringed the Schreiber Foods' patents, in addition to being liable to Schreiber Foods for damages which may be substantial, the Company may also be prohibited from using in the future any wrapping machine which is found to be infringing, or, alternatively, the Company may be required to pay Schreiber Foods a royalty on the Company's individually wrapped products produced with the infringing machines on an ongoing basis. Any of the foregoing could have a material adverse effect on the Company's results of operations and financial condition.

(4)   CAPITAL STOCK
      -------------
      Series A Convertible Preferred Stock
      ------------------------------------
      On April 6, 2001, in accordance with an exemption from registration under Regulation D promulgated under the Securities Act of 1933, as amended, the Company received from BH Capital Investments, L.P. and Excalibur Limited Partnership (the "Series A Preferred Holders") proceeds of approximately $3,082,000 less costs of $181,041 for the issuance of 72,646 shares of the Company's Series A convertible preferred stock with a face value of $3,500,000 and warrants to purchase shares of the Company's common stock. The shares are subject to certain designations, preferences and rights including the right to convert such shares into shares of common stock at any time. The per share conversion price is now equal to the quotient of $48.18, plus all accrued dividends that are then unpaid for each share of the Series A convertible preferred stock then held by the holder, ($59.74 at December 31, 2003), divided by the lower of (x) $1.75 or (y) 95% of the average of the two lowest closing bid prices of the Company's common stock on the American Stock Exchange ("AMEX") out of the fifteen trading days immediately prior to conversion. The Series A Preferred Holders have the right to require the Company to redeem their shares of Series A convertible preferred stock on April 6, 2005 or upon occurrence of other specified events.

      As of December 31, 2003, the Series A Preferred Holders had converted 24,290 shares of the Series A convertible preferred stock plus accrued dividends, into 931,190 shares of common stock. The conversion prices ranged from $1.3633 to $1.75 and were based on the lower of (a) 95% of the average of the two lowest closing bid prices on the AMEX for the fifteen trading days immediately prior to conversion or (b) $1.75. From January 1, 2004 through February 17, 2004, the Series A Preferred Holders converted 2,462 shares of the Series A convertible preferred stock, plus accrued dividends, into 84,386 shares of common stock at a conversion price of $1.75.

      The Series A Preferred Holders have the right to receive on any outstanding Series A convertible preferred stock a ten percent dividend on the shares, payable one year after the issuance of such preferred stock, and an eight percent dividend for the subsequent three years thereafter, payable in either cash or shares of preferred stock. For the nine months ended December 31, 2003 and 2002, the Company recorded preferred dividends of $157,172 and $209,020, respectively, in connection with the issuance of the preferred stock on April 6, 2001.

      On April 6, 2001, the Company recorded the initial carrying value of the preferred stock as $521,848. Each quarter the Company calculates an estimated redemption value of the remaining preferred stock and then calculates the difference between the initial carrying value and this estimated redemption value. The difference is then accreted over the redemption period (48 months beginning April 2001) using the straight-line method, which approximates the effective interest method. For the nine months ended December 31, 2003 and 2002, the Company recorded $1,677,409 and $1,737,999, respectively, related to the accretion of the redemption value of preferred stock and the beneficial conversion feature of accrued dividends. As of December 31, 2003, the value of the remaining 48,356 shares of redeemable convertible preferred stock is $3,213,849.

      On November 7, 2002, the Series A Preferred Holders exercised their right under the Purchase Agreement to require the Company to solicit the approval of its shareholders for the Company's issuance of all of the shares of common stock potentially issuable upon conversion of the Series A convertible preferred stock in full and the exercise of their warrants. The Company was required to hold a shareholders meeting to solicit such approval on or before February 5, 2003. Pursuant to the Stock Purchase Option Agreement described below, the Series A Preferred Holders agreed, among other things, to extend the deadline to September 30, 2003. On September 30, 2003, the Company's shareholders, by majority vote, approved the issuance by the Company of all required common stock in the event of a conversion of the Company's Series A Convertible Preferred Stock and upon the exercise of certain warrants held by the Series A Preferred Holders.

      On April 24, 2003, the Company and the Series A Preferred Holders entered into that certain Stock Purchase Option Agreement, whereby the Company was granted the option to purchase all of the shares of the Series A convertible preferred stock owned by such holders at the time the purchase is consummated. The option expired on September 30, 2003. Pursuant to such agreement, the holders of the Series A convertible preferred stock also agreed to extend the deadline to hold a shareholders meeting to September 30, 2003. In exchange for the option and the extension of the annual meeting date, the Company issued warrants to purchase 250,000 shares of the Company's common stock to both BH Capital Investments, L.P. and Excalibur Limited Partnership. These warrants are exercisable until July 15, 2006 at an exercise price equal to $2.00 per share, which price was greater than the market value of the Company's common stock on April 24, 2003. The fair value of these warrants was estimated at $230,000 and was recorded as non-cash compensation expense in the quarter ended June 30, 2003.

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

      The Company used $2,000,000 of the proceeds generated from these May 2003 private placements to pay down the balance of the Company's mezzanine loan from FINOVA Mezzanine Capital, Inc. The Company then applied the additional proceeds from the new loan from SouthTrust Bank, as discussed in Note 2, to pay the remaining $2,000,000 on the FINOVA Mezzanine loan. The Company utilized the remainder of the private placement proceeds for working capital and general corporate purposes.

(5)   NON-CASH COMPENSATION RELATED TO OPTIONS AND WARRANTS
      -----------------------------------------------------
      Notes Receivable for Common Stock
      ---------------------------------
      The Financial Accounting Standards Board issued Interpretation No. 44 ("FIN 44"), which clarifies the application of APB Opinion 25 relating to the accounting consequences of various modifications to fixed stock options. FIN 44 covers specific events that occurred after December 15, 1998 and was effective as of July 2, 2000. FIN 44 clarified that when an option is repriced, it is treated as a variable option and is marked to market each quarter. Accordingly, any increase in the market price of the Company's common stock over the exercise price of the options that was not previously recorded is recorded as compensation expense at each reporting period. If there is a decrease in the market price of the Company's common stock compared to the prior reporting period, the reduction is recorded as compensation income. Compensation income is limited to the original base exercise price (the "Floor") of the options. In accordance with FIN 44, the underlying shares related to the $12,772,200 note receivable from the Company's founder, Angelo S. Morini, as disclosed in Note 8, are treated as variable due to the nature of the note being non-interest bearing and non-recourse. There was no non-cash compensation expense or income related to these shares recorded during the nine months ended December 31, 2003 as the price of the Company's common stock at the beginning and end of the period was below the Floor. The Company recorded non-cash compensation income of zero and $3,060,000 for the three and nine months ended December 31, 2002, respectively, based on the decrease in the market price of the Company's common stock from $5.43 at March 31, 2002 to $2.28 at December 31, 2002. The Company did not record any further non-cash compensation income once the stock price fell below the Floor of $4.38 during the nine months ended December 31, 2002 and remained below the Floor during the nine months ended December 31, 2003.

      Option and Warrant Repricing
      ----------------------------
      On October 11, 2002, the Company repriced all outstanding options granted to employees prior to October 11, 2002 (4,284,108 shares at former prices ranging from $2.84 to $10.28) to the market price of $2.05 per share. In addition, the Company repriced the outstanding warrants held by current consultants as of October 11, 2002 (291,429 shares at former prices ranging from $3.31 to $5.50) to the market price of $2.05 per share. This stock option repricing resulted in variable accounting treatment for these stock options beginning with the quarter ended December 31, 2002 and such variable accounting treatment will continue until the related options have been cancelled, expired or exercised. On December 4, 2002, as a result of discussions and negotiations with certain major shareholders, the Company's founder, Angelo S. Morini, agreed to reverse the repricing of his 3,692,035 options for the purpose of improving shareholder value and lessening potential financial statement expense. Although the exercise prices of the options were reversed back to their original amounts, the Company is still required to account for any outstanding options related to these reversed-repriced options in accordance with variable accounting standards each quarter.

      The Company recorded non-cash compensation income of $379,428 and non-cash compensation expense of $540,613 related to these variable options and warrants in the three and nine months ended December 31, 2003, respectively. The Company recorded $188,395 as non-cash compensation expense related to these variable options and warrants in the three and nine months ended December 31, 2002. The remaining outstanding variable options and warrants as of December 31, 2003 were 3,882,092.

      Option and Warrant Issuances
      ----------------------------
      The Company recorded $123,716 and $639,064 as non-cash compensation expense related to employee stock, options and warrants that were issued and vested during the three and nine months ended December 31, 2003, respectively. The Company recorded $2,325 and $76,975 as non-cash compensation expense related to employee options and warrants that were issued and vested during the three and nine months ended December 31, 2002, respectively.

(6)   EARNINGS PER SHARE
      ------------------
      The following is a reconciliation of basic net earnings (loss) per share to diluted net earnings (loss) per share:

                                                             THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                 DECEMBER 31,                      DECEMBER 31,
                                                        -----------------------------     -----------------------------
                                                            2003             2002             2003             2002
      Net loss per common share                         $ (1,557,986)    $ (1,823,610)    $ (5,411,184)    $   (671,832)
                                                        ============     ============     ============     ============

      Average shares outstanding - basic and diluted      15,401,972       12,139,619       14,720,618       11,898,580
                                                        ============     ============     ============     ============

      Basic and diluted net income (loss) per
         common share                                   $      (0.10)    $      (0.15)    $      (0.37)    $      (0.06)

      Potential conversion of Series A convertible preferred stock for 1,652,296 shares, options for 4,742,201 shares and warrants for 1,242,856 shares have not been included in the computation of diluted net loss per common share for the three and nine months ended December 31, 2003, respectively, as their effect would be antidilutive. Potential conversion of Series A preferred stock for 1,114,647 shares, options for 4,554,771 shares and warrants for 644,856 shares have not been included in the computation of diluted net loss per common share for the three and nine months ended December 31, 2002, as their effect would be antidilutive.

(7)   SUPPLEMENTAL CASH FLOW INFORMATION
      ----------------------------------
      For purposes of the statement of cash flows, all highly liquid investments with a maturity date of three months or less are considered to be cash equivalents.

      Nine months ended December 31,                                                2003           2002
      ----------------------------------------------------------------------------------------------------
      Non-cash financing and investing activities:
      Fair value of options and warrants issued                                $    685,308    $    70,000
      Accrued preferred stock dividends                                             157,172        209,020
      Beneficial conversion feature related to preferred stock dividends             78,906         55,564
      Accretion of discount on preferred stock                                    1,598,503      1,682,435
      Purchase of equipment through capital lease obligations and term notes
        payable                                                                          --         94,763
      Reduction in accounts payable through issuance of notes payable                    --        347,475
      Reduction in accounts payable through issuance of common stock                     --        839,158
      Reduction in notes payable through issuance of common stock                   162,424             --

      Cash paid for:
      Interest                                                                      861,126      1,284,723
      Income taxes                                                                       --         51,037

(8)   RELATED PARTY TRANSACTIONS
      --------------------------
      Morini Transactions
      -------------------
      In June 1999, in connection with an amended and restated employment agreement for Angelo S. Morini, the Company's Founder, the Company consolidated two full recourse notes receivable ($1,200,000 from November 1994 and $11,572,200 from October 1995) related to the exercise of
      2,914,286 shares of the Company's common stock into a single note receivable in the amount of $12,772,200 that is due on June 15, 2006. This new consolidated note is non-interest bearing and non-recourse and is secured by the 2,914,286 shares of common stock. Per the June 1999 employment contract, this loan may be forgiven upon the occurrence of any of the following events: 1) Mr. Morini is terminated without cause; 2) there is a material breach in the terms of Mr. Morini's employment agreement; or 3) there is a change in control of the Company for which Mr. Morini did not vote "FOR" in his capacity as a director or a shareholder. In October 2000, the Company obtained a $1.5 million bridge loan from SouthTrust Bank, which is guaranteed by Angelo S. Morini and secured by one million of his above mentioned 2,914,286 shares of the Company's common stock. These one million shares are expected to be released to the Company upon full payment of the bridge loan.

      In March 2002, Angelo S. Morini, the Company's Founder, loaned $330,000 to the Company in order for it to pay down certain notes payable that were coming due. This loan was paid in October 2003 in accordance with the Second Amended and Restated Employment Agreement as detailed below.

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

      Due to the accounting treatment of the Agreement, the Company accrued and expensed the five-year cost of this Agreement in the quarter ended December 31, 2003. The total estimated costs expensed under this Agreement are $1,830,329 of which $75,998 was paid during the quarter ended December 31, 2003 and $1,754,331 remained unpaid but accrued ($366,305 as short-term accrued liabilities and $1,388,026 as long-term liabilities) as of December 31, 2003. The long-term portion will be paid out in nearly equal monthly installments ending in October 2008.

      Other Related Party Transactions
      --------------------------------
      Beginning January 13, 2003, the Company entered into a vendor arrangement with one of its employees pursuant to which the employee purchased raw materials for the Company approximating $500,000. The amounts paid for the purchased materials, plus interest at the rate of 15% per annum on such amounts, was due and paid in full by May 31, 2003.

      On April 10, 2003, the Company entered into a credit arrangement with one of its greater than 5% shareholders pursuant to which the shareholder purchased raw materials for the Company in an aggregate amount that did not exceed $500,000. The amounts paid for the purchased materials, plus interest at the rate of 15% per annum on such amounts, was due and payable in full on July 9, 2003. In consideration of the credit arrangement, the Company issued to the shareholder a warrant to purchase 100,000 shares of the Company's common stock at an exercise price of $1.70. The fair value of this warrant was estimated at $63,000 and was recorded as non-cash compensation expense in the quarter ended June 30, 2003. All amounts owed under the credit arrangement were repaid in full and such credit arrangement was terminated on June 27, 2003.

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

The Company is principally engaged in developing, manufacturing and marketing a variety of healthy food and beverage products. The Company is a leading producer of alternative dairy products containing soy protein or soy isolates. These healthy cheese and dairy related alternative products include benefits such as reduced, low or no fat; reduced, low or no saturated fat; reduced, low or no cholesterol; and reduced or lactose-free varieties. These products are sold throughout the United States and internationally to customers in the retail grocery, natural food outlets, military commissaries, mass merchandisers, club stores, drug stores and food service markets. The Company's headquarters and manufacturing facilities are located in Orlando, Florida.

Currently, 71% of the Company's sales are derived from sales of sliced cheese products. However, the Company is in the process of diversifying, strengthening and balancing the Company's product segmentation between various forms of cheese such as slices, shreds, and chunks, and in its other non-cheese related products. This diversification will help the Company extend consumer usage occasions beyond lunch-time and sandwich usage. For example, the Company may add new products that appeal to younger consumers and have portable functionality (that is, "on-the-go" users).

Management   focuses  on  several  items  in  order  to  measure  the  Company's performance. In the short term (1 to 3 years), management is working towards obtaining positive trends in the following areas:

     o    Operating cash flow
     o    Gross margin in dollars and % of gross sales
     o Operating income excluding certain employment contract expenses and non-cash compensation related to options and warrants
     o EBITDA excluding certain employment contract expenses and non-cash compensation related to options and warrants
     o    Liquidity
     o    Key financial ratios (AR/AP/Inventory turnover)
     o    Net sales trends (as it relates to consumer demand)

In the long term (over 3 years), management is striving to generate consistent and predictable net sales growth while incrementally enhancing net cash flow from operations.

The principal raw material used by the Company is casein, which accounts for approximately 34% of the Company's raw material purchases. As casein is a significant component of the Company's product formulation, the Company is vulnerable to changes in casein pricing over time, which, at times has been volatile. Management will be focusing on pursuing new business models that create less of a dependency on casein and trying to incorporate alternative sources of protein that maintain the integrity of the Company's product benefits, as well as the cost base of producing the Company's products.

Management believes that since the Company is now properly funded and has the working capital and production capacity required to meet consumer demand, it will be able to maintain and improve upon the operating cash flow performance demonstrated in the results during the first three quarters of fiscal 2004. Although the Company's expansion of its private label and imitation business may result in a decrease in the Company's overall gross margin percentage, it should contribute incremental gross margin dollars through increased net sales. Management will balance the additional private label and imitation business growth by reinvesting the gross margin obtained from these sales against its core brands. Management plans to build the business by leveraging a premium brand approach that begins with superior product quality over most of the direct alternative cheese competition. Superior quality and improved quality versus conventional cheese competition leads to superior consumer experiences and thus better market share. This market share leads to an ability to charge premium prices for the Company's branded products and thus deliver superior and enhanced margins. The enhanced margins will be reinvested into the core brands and new products to produce additional earnings.

The Company's results of operations for the fiscal quarter ended December 31, 2003 were materially impacted by a $1,830,329 expense related to the accounting treatment of the recently amended and restated employment agreement between the Company and the Company's founder, Angelo S. Morini, which is described under
Item 5 of Part II, "Other Information." Accounting rules dictated that the Company accrue and expense the five-year cost of this agreement in the quarter ended December 31, 2003.

RESULTS OF OPERATIONS

                                  THREE MONTHS ENDED DECEMBER 31,                        NINE MONTHS ENDED DECEMBER 31,
                          --------------------------------------------------   -------------------------------------------------
                               2003         2002         CHANGE        %            2003          2002         CHANGE       %
                          --------------------------------------------------   -------------------------------------------------
      NET SALES              9,638,571    9,755,729     (117,158)    (1.2%)      27,664,259    29,795,764   (2,131,505)   (7.2%)
      COST OF GOODS SOLD     6,715,750    6,805,863      (90,113)    (1.3%)      19,096,843    21,089,597   (1,992,754)   (9.5%)
                          ----------------------------------------             -----------------------------------------
      GROSS MARGIN           2,922,821    2,949,866      (27,045)    (0.9%)       8,567,416     8,706,167     (138,751)   (1.6%)
                          ========================================             =========================================
      GROSS MARGIN %           30%           30%                                    31%           29%
                          ==========================                           ===========================

In the second quarter of fiscal 2003, management made a strategic decision to turn away lower margin private label imitation cheese and imitation cheese sandwich slice business in order to reallocate the Company's limited cash resources (prior to the financial restructuring that was completed at the end of the first quarter of fiscal 2004) for production of higher margin "branded" items. While the effect of this decision caused net sales to diminish, this approach was the key factor that enabled the Company's gross margin to stay fairly consistent and gross profit to improve 2% even with a 7% decrease in net sales in the nine months ended December 31, 2003 compared to the nine months ended December 31, 2002. The 2% improvement in gross profit during the nine months ended December 31, 2003 compared to the nine months ended December 31, 2002, was a function of selling higher margin items and the decreased cost of raw materials in the items that were sold. The price of casein, the Company's primary ingredient in a majority of its products, decreased 16% for the first three quarters of fiscal 2004 compared to the first three quarters of fiscal 2003, resulting in a savings of approximately $860,000. Management expects to see an increase in its casein prices of up to 15% during fiscal 2005 and is striving to offset these price increases with efficiencies in production and cost savings in the purchase of other raw materials, along with substituting additional sources of protein into its products, as discussed above. Management monitors its costs and production efficiencies through various ratios including pounds produced per hour and cost per pound sold and uses these ratios to make decisions in purchasing, production and setting sales prices.

To make the most of every sales order, management regularly reviews statistics such as case fill rates and order fill rates. These rates show of every case/item ordered, what percentage was shipped complete and of every order placed, what percentage was shipped 100% complete, respectively. In the nine months ended December 31, 2003 compared to the nine months ended December 31, 2002, the case fill rate was 99.9% and 96.6%, respectively, and the order fill rate was 99.1% and 74.4%, respectively. The high levels of completion on the fill rates indicates that the reduction in sales is a function of external consumer demand and behavior versus internal operational constraints.

Management uses several internal and external reports to monitor sales by brand, segment, form and channel of sale to determine the outside factors affecting the sales levels. These reports provide management information on which brand, segments, forms and/or channel sales are increasing or decreasing both in units sold and price per unit. By reviewing these reports along with industry data from publications, syndicated retail consumption reports, and conversations with major retailers, other manufacturers in the food and beverage industry, and ingredient and service suppliers, management makes decisions on which brands to promote and analyzes trends in the consumer marketplace.

The Company's management has identified several market factors that they believe have had a negative affect on the Company's business. First, consumers eating habits are changing with the publicly recognized trend toward low-carbohydrate meal preparation during all meals (breakfast, lunch, snack, and dinner). This has led to decreased consumption of items such as bread and the Company's primary complementary product of cheese slices. Second, the number of consumers shopping in the retail grocery and natural food stores is down versus the prior year due to the further national emergence and presence of Wal*Mart superstores and other similar superstores which include extensive grocery operations. The Company's product selection is growing but is still limited at Wal*Mart. Therefore, the Company's sales growth with this account has not been able to fully counter the decline in retail grocery trends. In response to this change in consumer shopping, the Company is redesigning its products and packaging formats to specifically target growth opportunities in the "warehouse" club and mass merchandiser markets (such as Kmart, Target, and Wal*Mart). Third, the Veggie brand sales were down due to market place abnormalities such as the Southern California retail grocery labor strike.

Through December 28, 2003 IRI (Information Resources Incorporated) scanner data, which measures retail grocery consumption, indicates that the major competitors in the conventional cheese slice, private label cheese slice and imitation cheese slice cheese segments have all experienced declining consumption versus the same period a year ago in terms of dollar sales. The range in declines is from 1% to 21% depending on the brand and consumer support (that is, advertising, promotion, and brand building efforts). Consumption in dollars of Veggie slices, the Company's major product line, was down approximately 6% in the first three quarters of fiscal 2004 compared to the same period one year ago. Alternatively, Veggie consumption in dollars increased approximately 7% in shred form and 3% in chunk form during the first three quarters of fiscal 2004 compared to the same period one year ago. Management believes this data demonstrates that pressure on Veggie slice consumption is a function of usage occasion and not a result of overall consumer dissatisfaction with the Company's brand.

Although net sales during the first three quarters of fiscal 2004 were lower than net sales during the first three quarters of fiscal 2003, net sales during the first three quarters of fiscal 2004 have increased quarter over quarter as key initiatives and tactical actions implemented during the year have helped counter the market factors negatively impacting the business. Such key initiatives and tactical actions include but are not limited to:

     1) Created and communicated a new more meaningful brand position for the Company's flagship Veggie Brand and new products. The recent focus is to highlight the good levels of carbohydrates and protein in the Company's products and to target a broader universe of consumers. The Company is attempting to attract incremental users by convincing prior users and light users of conventional cheese that the Veggie brand items can satisfy their needs with great tasting nutrition. This is a departure from the Company's past product positioning where physiological and medical requirements were a key driver in why consumers should buy the "healthy alternatives."

     2) Added approximately 15,000 points of new distribution with a focus on slices, shreds, and chunk cheese. During the first three quarters of fiscal 2004, it has proved much more difficult than expected to gain points of distribution on the three core items noted above; however, the Company actually achieved much greater success on new product distribution through crumbles and string cheese. It should be noted that, typically, crumbles and string cheese velocity (sales per point of distribution) is significantly lower than that of the slices, shreds, and chunks and therefore the Company's new points of distribution were not as productive overall as was anticipated by the Company's original plan.

     3) Created and tested regionally a consumer driven marketing campaign that provided valuable insights into sales growth opportunities relative to its overall marketing strategy (trade/retailer incentives versus consumer advertising/promotion) going forward. These insights led to better consumer marketing, which helped stem consumer sales decline in the regions where testing was performed.

     4) Improved gross margin through purchase savings, product mix, and efficiencies in price related promotions.

     5) Improved product quality in terms of taste, color, aroma, and texture on the Company's Veggie and Rice slices product line.

The Company anticipates that the annual net sales for fiscal 2004 will be down 5% to 9% compared to annual net sales for fiscal 2003. This reduced sales forecast compared to prior expectations of an equal to or 5% increase in net sales reflects stronger than expected sales reductions on slices in retail grocery and natural food channels due to (a) ongoing changes in consumer's eating and shopping behavior; (b) slower than expected timing for securing new strategic accounts and product opportunities; (c) lower than expected performance from additional points of distribution of the Company's branded items; and (d) the impact of the Southern California retail grocery labor strike.

In order to positively impact sales volumes in the fourth quarter of fiscal 2004 and throughout fiscal 2005, the Company is focusing on three primary areas:

     o The Company is shifting the emphasis and resource allocation of its marketing strategy from vendor promotions (retailer publications/flyers featuring price reductions and on-shelf temporary price reductions) to increase sales through consumer advertising
          (magazine, radio, event sponsorship, etc.) and consumer promotions (for example, on-pack "cents off" coupons, "cents off" coupons delivered via newspapers, in-store product sampling, product benefit communication at the point of purchase/shelf) while highlighting and communicating the benefits of the

          Company's products to meet the consumer demand for low carbohydrate and high protein products. This is a significant strategy shift and is based upon retail consumption data purchased from IRI (Information Resources Incorporated) that indicates increased sales potential from consumer focused marketing efforts versus similar dollars being spent toward price related vendor advertising and promotions.

     o The Company will also focus its efforts toward generating consumer awareness, conducting product trials, and generating more repeat purchases for its brands.

     o Due to the completion of the financial restructuring in the first quarter of fiscal 2004, the Company has begun to pursue strategic opportunities, which it previously turned away or did not pursue earlier due to cash constraints. This will enable the Company to better utilize some of its excess production capacity. These efforts should result in greater operating cash flow and a higher return on invested capital in future periods. As the Company adds certain private label business to its product mix, the Company's gross margin percentage may decrease. However, the overall gross margin dollars should increase due to higher net sales volumes.

                                        THREE MONTHS ENDED DECEMBER 31,                      NINE MONTHS ENDED DECEMBER 31,
                                 -----------------------------------------------    ------------------------------------------------
                                   2003         2002         CHANGE         %         2003          2002         CHANGE         %
                                 -----------------------------------------------    ------------------------------------------------
        GROSS MARGIN               2,922,821    2,949,866       (27,045)   (0.9%)      8,567,416     8,706,167     (138,751)  (1.6%)
        LESS:

           SELLING EXPENSES        1,110,097    1,240,544      (130,447)  (10.5%)      3,870,829     3,575,859      294,970    8.3%
           DELIVERY                  544,930      478,331        66,599    13.9%       1,430,706     1,561,847     (131,141)  (8.4%)
           EMPLOYMENT CONTRACT
           EXPENSE                 1,830,329           --     1,830,329                1,830,329            --    1,830,329
           NON-CASH COMPENSATION
           RELATED TO OPTIONS
           AND WARRANTS             (255,712)     190,720      (446,432) (234.1%)      1,179,677    (2,794,630)   3,974,307  142.2%
           G&A                       752,123      864,399      (112,276)  (13.0%)      2,621,621     2,453,148      168,473    6.9%
           R&D                        65,474       60,674         4,800     7.9%         191,466       174,888       16,578    9.5%
                                 ---------------------------------------            ----------------------------------------
        OPERATING INCOME          (1,124,420)     115,198    (1,239,618)  (1076%)     (2,557,212)    3,735,055   (6,292,267)(168.5%)
                                 =======================================            ========================================
        ADJUSTED OPERATING
        INCOME, A NON-GAAP
        FINANCIAL MEASURE   (1)      450,197      305,918       144,279    47.2%         452,794       940,425     (487,631) (51.9%)
                                 =======================================            ========================================

(1) Adjusted Operating Income is operating income excluding certain employment contract expenses and non-cash compensation related to options and warrants. Although Adjusted Operating Income is not a financial measure that is calculated in accordance with GAAP, management believes that it provides useful information to management and investors in order to accurately review the Company's current on-going operations and business trends related to its financial condition and results of operations. Additionally, this measure is one of the primary means upon which the Company prepares its budgets, forecasts and evaluates loan covenants. With respect to non-cash compensation, it is calculated based on fluctuations in the Company's stock price, which are outside the Company's control and typically do not reflect the Company's operations. The employment contract expense reflects the total costs that will be paid out over the next five years pursuant to the Amended and Restated Employment Agreement for the Company's founder, Angelo S. Morini, which became effective October 13, 2003. The Company expensed and accrued the $1,830,329 five-year cost of this agreement in the quarter ended December 31, 2003.

The $144,279 increase in adjusted operating income in the three months ended December 31, 2003 compared to the three months ended December 31, 2002 is primarily the result of a decrease in selling and general and administrative expenses. In accordance with management's change in promotional tactics from vendor based promotions to a customer marketing and advertising campaign, the Company's promotional expenses (primarily related to vendors) decreased approximately $168,000 while customer based advertising increased approximately $71,000 in the third quarter of fiscal 2004 compared to the third quarter of fiscal 2003. Additionally, commissions for sales brokers decreased approximately $47,000 in correlation with the decrease in sales. During the third quarter of fiscal 2004, general and administrative expenses experienced decreases in employment compensation of $76,000 as described under "Employment contract expense", audit fees of $45,000, and other general office administration costs of approximately $44,000. These decreases were offset by an increase of approximately $53,000 in director and related insurance expenses due to the expanded Board of Directors and their activity in the third quarter of fiscal 2004. The Board expanded at the end of the third quarter in fiscal 2003 and the insurance increases occurred in the first quarter of fiscal 2004.

Delivery expenses typically range from 4.5% to 5.5% of net sales each period. However, delivery expenses in the third quarter of fiscal 2004 approximated 5.7% of net sales. This increase in delivery costs is primarily due to the increase in fuel costs and rate changes in anticipation of the new laws regarding limitation of driver hours. The Company anticipates that delivery costs will continue to remain slightly higher in future periods and range from 5% to 6% of net sales.

The $487,631 decrease in adjusted operating income in the nine months ended December 31, 2003 compared to December 31, 2002, primarily is a result of the increases in selling expenses and general and administrative expenses. In the nine months ended December 31, 2003, the Company recorded increases of approximately $119,000 in promotional costs and $335,000 in advertising costs. The largest percentage of these costs occurred in the first two quarters of fiscal 2004. These costs were limited in the first three quarters of fiscal 2003 due to the prior financial constraints of the Company. The Company noted a decrease of approximately $185,000 in brokerage costs corresponding with the decrease in sales in the nine months ended December 31, 2003 compared to the nine months ended December 31, 2002. For the nine months ended December 31, 2003, there was an increase of approximately $218,000 in legal fees primarily due to the ongoing Schreiber lawsuit, refinancing activities and additional reporting requirements during the first three quarters of fiscal 2004. Additionally in the nine months ended December 31, 2003, the Company had an increase of approximately $153,000 in director and related insurance expenses due to the expanded Board of Directors and their activity in the first three quarters of fiscal 2004. These general and administrative increases for the first three quarters of fiscal 2004 were offset by decreases in employment compensation of $76,000 as described under "Employment contract expense" and telephone expenses of $65,000.

The Company expects that fiscal 2004 selling expenses will remain higher than fiscal 2003 expenses based on the Company's current plan for expanding distribution of strategic products, and reallocation of trade spending for advertising and promotional allowances that are focused towards specific regions, products and customers. Additionally, selling expenses should increase in fiscal 2005 as a function of the anticipated increase in net sales. Management believes that legal fees should decrease significantly when the Schreiber lawsuit has been fully resolved. Management is focused on controlling general and administrative expenses and expects to see further reductions through cost saving measures and as a result of the revised employment contract with its founder, Angelo S. Morini.

                                       THREE MONTHS ENDED DECEMBER 31,                     NINE MONTHS ENDED DECEMBER 31,
                               ------------------------------------------------  -------------------------------------------------
                                  2003         2002         CHANGE         %        2003          2002         CHANGE         %
                               ------------------------------------------------  -------------------------------------------------
      NET INCOME                (1,378,354)    (476,568)     (901,786) (189.2%)   (3,576,603)     1,275,187   (4,851,790) (380.5%)
      PLUS:
         EMPLOYMENT CONTRACT
         EXPENSE                 1,830,329           --     1,830,329              1,830,329             --    1,830,329
         NON-CASH COMPENSATION
         RELATED TO OPTIONS
         AND WARRANTS             (255,712)     190,720      (446,432) (234.1%)    1,179,677     (2,794,630)   3,974,307   142.2%
        INTEREST                   253,934      536,766      (282,832)  (52.7%)    1,019,391      2,404,868   (1,385,477)  (57.6%)
        DEPRECIATION               548,632      568,641       (20,009)   (3.6%)    1,657,431      1,707,586      (50,155)   (2.9%)
                               ----------------------------------------          -----------------------------------------
      EBITDA EXCLUDING
      EMPLOYMENT CONTRACT
      EXPENSE AND NON-CASH
      COMPENSATION                 998,829      819,559       179,270    21.9%     2,110,225      2,593,011     (482,786)  (18.6%)
                               ========================================          =========================================
      % OF NET SALES                 10.4%         8.4%                                 7.6%           8.7%
                               ==========================                        ===========================

Management excludes certain employment contract expenses and non-cash compensation related to options and warrants from its analysis of EBITDA because it provides useful information to management and investors in order to accurately review the Company's current on-going operations and business trends related to its financial condition and results of operations. Additionally, this measure is one of the primary means upon which the Company prepares its budgets, forecasts and evaluates loan covenants.

The $482,786 decline in EBITDA, as adjusted, for the nine months ended December 31, 2003 compared to 2002 is primarily the result of the large increase in selling (up approximately $300,000) and general and administrative expenses (up approximately $141,000) that occurred in the first quarter of fiscal 2004 as more fully detailed above.

EMPLOYMENT CONTRACT EXPENSE - Due to the accounting treatment of the Second Amended and Restated Employment Agreement (the "Agreement") between Angelo S. Morini and the Company, which Agreement is described under Item 5 of Part II, "Other Information", the Company accrued and expensed the five-year cost of this Agreement in the quarter ended December 31, 2003. The total estimated costs expensed under this Agreement are $1,830,329 of which $75,998 was paid during the quarter ended December 31, 2003 and $1,754,331 remained unpaid but accrued ($366,305 as short-term accrued liabilities and $1,388,026 as long-term liabilities) as of December 31, 2003. The long-term portion will be paid out in nearly equal monthly installments ending in October 2008.

NON-CASH COMPENSATION RELATED TO OPTIONS AND WARRANTS

                                          THREE MONTHS ENDED DECEMBER 31,   NINE MONTHS ENDED DECEMBER 31,
                                          -------------------------------   ------------------------------
                                               2003             2002            2003            2002
                                           ------------     ------------    ------------    ------------
      Notes Receivable for Common Stock    $         --     $         --    $         --    $ (3,060,000)
      Option and Warrant Repricing             (379,428)         188,395         540,613         188,395
      Option and Warrant Issuances              123,716            2,325         639,064          76,975
                                           ------------     ------------    ------------    ------------
          Total Non-Cash Compensation      $   (255,712)    $    190,720    $  1,179,677    $ (2,794,630)
         (Income)/Expense                  ============     ============    ============    ============

The Company values the non-cash compensation related to its securities on three primary items:

      a.  Notes Receivable for Common Stock
      -------------------------------------
      The Financial Accounting Standards Board issued Interpretation No. 44 ("FIN 44"), which clarifies the application of APB Opinion 25 relating to the accounting consequences of various modifications to fixed stock options. FIN 44 covers specific events that occurred after December 15, 1998 and was effective as of July 2, 2000. FIN 44 clarified that when an option is repriced, it is treated as a variable option and is marked to market each quarter. Accordingly, any increase in the market price of the Company's common stock over the exercise price of the options that was not previously recorded is recorded as compensation expense at each reporting period. If there is a decrease in the market price of the Company's common stock compared to the prior reporting period, the reduction is recorded as compensation income. Compensation income is limited to the original base exercise price (the "Floor") of the options. In accordance with FIN 44, the underlying shares related to the $12,772,200 note receivable from the Company's founder, Angelo S. Morini, as disclosed in Note 8, are treated as variable due to the nature of the note being non-interest bearing and non-recourse. There was no non-cash compensation expense or income related to these shares recorded during the nine months ended December 31, 2003 as the price of the Company's common stock at the beginning and end of the period was below the Floor. The Company recorded non-cash compensation income of zero and $3,060,000 for the three and nine months ended December 31, 2002, respectively, based on the decrease in the market price of the Company's common stock from $5.43 at March 31, 2002 to $3.14 at December 31, 2002. The Company did not record any further non-cash compensation income once the stock price fell below the Floor of $4.38 during the nine months ended December 31, 2002 and remained below the Floor during the nine months ended December 31, 2003. Variable accounting treatment will result in unpredictable stock-based compensation expense or income depending on fluctuations in quoted prices for the Company's common stock. A $0.01 increase or decrease in the Company's common stock price results in an expense or income, respectively, of approximately $29,000.

      b.  Option and Warrant Repricing
      --------------------------------
      On October 11, 2002, the Company repriced all outstanding options granted to employees prior to October 11, 2002 (4,284,108 shares at former prices ranging from $2.84 to $10.28) to the market price of $2.05 per share. In addition, the Company repriced the outstanding warrants held by current consultants as of October 11, 2002 (291,429 shares at former prices ranging from $3.31 to $5.50) to the market price of $2.05 per share. This stock option repricing resulted in variable accounting treatment for these stock options beginning with the quarter ended December 31, 2002 and such variable accounting treatment will continue until the related options have been cancelled, expired or exercised. On

      December 4, 2002, as a result of discussions and negotiations with certain major shareholders, the Company's founder, Angelo S. Morini, agreed to reverse the repricing of his 3,692,035 options for the purpose of improving shareholder value and lessening potential financial statement expense. Although the exercise prices of the options were reversed back to their original amounts, the Company is still required to account for any outstanding options related to these reversed-repriced options in accordance with variable accounting standards each quarter.

      The Company recorded non-cash compensation income of $379,428 and non-cash compensation expense of $540,613 related to these variable options and warrants in the three and nine months ended December 31, 2003, respectively. The Company recorded $188,395 as non-cash compensation expense related to these variable options and warrants in the three and nine months ended December 31, 2002. Variable accounting treatment will result in unpredictable stock-based compensation expense or income depending on fluctuations in quoted prices for the Company's common stock. During the third quarter of fiscal 2004, the Company's common stock declined from $2.90 at September 30, 2003 to $2.51 at December 31, 2003. During the third quarter of fiscal 2003, the Company's common stock declined from $3.14 at September 30, 2002 to $2.28 at December 31, 2002. Assuming no further options or warrants are exercised or cancelled and all are vested, a $0.01 increase or decrease in the Company's stock price results in a non-cash compensation expense or income, respectively, of approximately $39,000.

      c.  Option and Warrant Issuances
      --------------------------------
      The Company recorded $123,716 and $639,064 as non-cash compensation expense related to employee stock, options and warrants that were issued and vested during the three and nine months ended December 31, 2003, respectively. The Company recorded $2,325 and $76,975 as non-cash compensation expense related to employee options and warrants that were issued and vested during the three and nine months ended December 31, 2002, respectively.

INTEREST EXPENSE - During the nine months ended December 31, 2002, the Company amortized to interest expense $614,230 related to debt discounts on its prior mezzanine loan from FINOVA Mezzanine Capital, Inc. ("FINOVA Mezzanine"). This non-cash amortization ended in September 2002 and did not occur during the nine months ended December 31, 2003. The Company also noted a decrease in loan costs of approximately $91,000 and $314,000 for the three and nine months ended December 31, 2003 compared to the three and nine months ended December 31, 2002, respectively. The remaining decrease in interest expense was the result of lower debt balances, and lower interest rates on the outstanding debt balances partly due to a reduction in the prime rate during the nine months ended December 31, 2003 compared to the nine months ended December 31, 2002. See "Debt Financing" below for further detail on the Company's outstanding debts and interest rates thereon.

LIQUIDITY AND CAPITAL RESOURCES

                                                 NINE MONTHS ENDED DECEMBER 31,
                                  ---------------------------------------------------------
                                          2003           2002          CHANGE          %
                                    -------------------------------------------------------
         Cash collected from
         customers                        28,518,798     30,900,389    (2,381,591)    7.7%
         Cash paid to employees
         and other suppliers of
         goods and services             (25,612,611)   (27,566,255)      1,953,644    7.1%
         Cash paid under
         employment contract                (75,998)             --       (75,998)   --
         Litigation settlement
         expenses                                 --       (55,000)         55,000   --
         Interest paid                     (862,126)    (1,284,723)        422,597   32.9%
                                    -----------------------------------------------
      CASH PROVIDED BY OPERATING
      ACTIVITIES                          1,968,063      1,994,411       (26,348)   (1.3%)
                                    ===============================================
      CASH USED IN INVESTING
      ACTIVITIES                           (173,505)      (195,868)         22,363   11.4%
                                    ===============================================
      CASH PROVIDED BY FINANCING
      ACTIVITIES                         (1,319,416)    (1,797,083)        477,667   26.6%
                                    ===============================================

OPERATING ACTIVITIES - Net cash provided by operating activities was $1,968,063 and $1,994,411 in the nine months ended December 31, 2003 and 2002, respectively. The decrease in cash collected from customers and cash paid to employees and suppliers was in direct proportion to the decrease in sales during the nine months ended December 31, 2003 compared to the same period one year ago. The reduction in sales proceeds was offset by the substantial decrease in cash paid for interest on the Company's credit facilities as discussed above so that the change to cash provided by operating activities was minimal.

During the three quarters of fiscal 2004, the Company saw an increase in cash provided from inventories of nearly $600,000, but a reduction in cash provided by accounts receivable of approximately $250,000. The Company anticipates that inventories and accounts receivables are at low levels and that in the future, these balances will increase with the anticipated increases in sales and will be a use of cash instead of a provision of cash. The Company anticipates that operating activities should continue to provide positive cash for operations.

INVESTING ACTIVITIES - The decrease in cash used for investing activities during the nine months ended December 31, 2003 as compared to the nine months ended December 31, 2002 primarily resulted from less purchases of fixed assets during the period. There are no plans for large future capital expenditures.

FINANCING ACTIVITIES - During the first quarter of fiscal 2004, the Company raised $3,850,000 through the issuance of common stock and $2,000,000 from a new term loan with SouthTrust Bank, as described below. The Company used $4,000,000 of these proceeds to pay in full the principal balance owed to FINOVA Mezzanine. The remaining proceeds were used to further reduce the Company's book overdrafts, accounts payable and debt balances. Additionally, the Company obtained from Textron Financial Corporation ("Textron") a revolving credit facility that replaced the Company's asset-based credit facility with FINOVA Capital on May 30, 2003, which had an outstanding principal balance of $4,254,667 at the time of replacement, as further described below.

During the first quarter of fiscal 2003, the Company received loan proceeds from Excalibur Limited Partnership in the amount of $500,000 in cash. The proceeds of which were used to pay down a portion of the Company's outstanding debt under its term loan from SouthTrust Bank. Additionally, in the first quarter of fiscal 2003, the Company raised $1,500,000 through the issuance of common stock. These proceeds were used to pay off the Company's term loan from Excalibur Limited Partnership and for working capital purposes. The Company used its cash from operating activities to reduce its book overdrafts and loan balances on the Company's outstanding debt.

Debt Financing
--------------
Effective May 30, 2003, the Company obtained from Textron Financial Corporation ("Textron") a revolving credit facility (the "Textron Loan") in the maximum principal amount of $7,500,000 pursuant to the terms and conditions of a Loan and Security Agreement dated May 27, 2003 (the "Loan Agreement"). The Textron Loan is secured by the Company's inventory, accounts receivable and all other assets. Generally, subject to the maximum principal amount which can be borrowed under the Textron Loan and certain reserves that must be maintained during the term of the Textron Loan, the amount available under the Textron Loan for borrowing by the Company from time to time is equal to the sum of (i) eighty-five percent (85%) of the net amount of its eligible accounts receivable plus (ii) sixty percent (60%) of the Company's eligible inventory not to exceed $3,500,000. Advances under the Textron Loan bear interest at a variable rate, adjusted on the first (1st) day of each month, equal to the prime rate plus one and three-quarter percent (1.75%) per annum (5.75% at December 31, 2003) calculated on the average cash borrowings for the preceding month. The Textron Loan matures and all amounts are due and payable in full on May 26, 2006. The Textron Loan replaced the Company's asset-based credit facility with FINOVA Capital on May 30, 2003, which had an outstanding principal balance of $4,254,667 at the time of replacement. As of December 31, 2003, the outstanding principal balance on the Textron Loan was $4,389,978.

The Textron Loan described above contains certain financial and operating covenants. In August 2003, the Company notified Textron that it had failed to comply with the fixed charge coverage ratio in June 2003. Pursuant to a certain Waiver Letter dated August 13, 2003, Textron agreed to waive the requirement to meet the fixed charge coverage ratio for each monthly period through September 30, 2003. Additionally, Textron agreed that after August 13, 2003, all of the financial covenants required of the Company under Section 7.6 of the Loan Agreement will be measured and tested on a quarterly rather than monthly basis. Due to the $1.8 million charge to operations related to the Amended and Restated Employment Agreement for Angelo Morini, the Company fell below the requirement for the adjusted tangible net worth and the fixed charge coverage ratio covenants for the quarter ended December 31, 2003. Pursuant to discussions with and a written confirmation from Textron, Textron has agreed in principle to amend the loan covenants effective as of December 31, 2003, the effect of which would bring the Company into compliance with both ratios as of that date. The Company anticipates that it will be in compliance with these ratios, as amended, for the foreseeable future based on current forecasts.

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

Simultaneous with the closing of the Textron Loan in May 2003, SouthTrust Bank extended the Company a new term loan in the principal amount of $2,000,000. This loan was consolidated with the Company's March 2000 term loan with SouthTrust Bank, which had a then outstanding principal balance of $8,131,985 for a total term loan amount of $10,131,985. The revised term loan bears interest at SouthTrust Bank's prime rate of interest plus 1% (5% at December 31, 2003), and is due in increasing principal installments by June 2009. Each month, the Company will pay the accrued interest on the loan plus principal amounts as follows: $75,000 from July 2003 to June 2004, $110,000 from July 2004 to June 2005, and $166,250 from July 2005 until maturity in June 2009. This note is secured by all of the Company's equipment and certain related assets. The proceeds of the new term loan, together with the proceeds from certain sales of the Company's common stock conducted in May 2003, were used to repay the Company's $4,000,000 mezzanine loan from FINOVA Mezzanine. The balance outstanding on this new term loan as of December 31, 2003 was $9,606,985.

The SouthTrust term loan described above contains certain financial and operating covenants. Due to the $1.8 million charge to operations related to the Amended and Restated Employment Agreement for Angelo Morini, the Company fell below the requirement for the tangible net worth covenant for the quarter ended December 31, 2003. Pursuant to discussions with and a written confirmation from SouthTrust, SouthTrust has agreed in principle to amend the loan covenant effective as of December 31, 2003, the effect of which would bring the Company into compliance with this ratio as of that date. The Company anticipates that it will be in compliance with this ratio, as amended, for the foreseeable future based on current forecasts.

In October 2000, the Company obtained a $1.5 million bridge loan from SouthTrust Bank, which is guaranteed by Angelo S. Morini, the Company's founder, and secured by the pledge of one million shares of the Company's common stock owned by him. Interest on this note is at the prime rate (4% at December 31, 2003). The loan is being paid down by monthly principal payments of $50,000 plus interest. In May 2003, SouthTrust Bank amended this loan to extend the maturity date from October 2003 to April 2004. Principal payments of $50,000 are due each month beginning June 1, 2003 until maturity. The balance outstanding on this note as of December 31, 2003 was $101,000.

In connection with the consolidations and extensions of the SouthTrust Bank loans as described above, the Company issued a warrant to purchase 100,000 shares of the Company's common stock to SouthTrust Bank on May 29, 2003. The warrant is exercisable until June 1, 2009 at an exercise price of $1.97 per share. In accordance with SFAS 123, the fair value of this warrant was estimated at $101,000 and will be amortized as non-cash compensation over 72 months beginning in May 2003.

In March 2002, Angelo S. Morini, the Company's founder, loaned $330,000 to the Company in order for it to pay down certain notes payable that were coming due. This loan bore interest at the prime rate and was due on or before June 15, 2006. In connection with a Second Amended and Restated Employment Agreement effective October 13, 2003 between Mr. Morini and the Company, the Company offset $167,603 of unreimbursed advances owed to it by Mr. Morini prior to June 2002 and certain family members against the balance of the loan and issued an aggregate of 55,087 shares of the Company's common stock (valued at approximately $2.95 per share) as payment in full.

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

As of December 31, 2003, the Series A Preferred Holders had converted 24,290 shares of the Series A convertible preferred stock plus accrued dividends, into 931,190 shares of common stock. The conversion prices ranged from $1.3633 to $1.75 and were based on the lower of (a) 95% of the average of the two lowest closing bid prices on the AMEX for the fifteen trading days immediately prior to conversion or (b) $1.75. From January 1, 2004 through February 17, 2004, the Series A Preferred Holders converted 2,462 shares of the Series A convertible preferred stock, plus accrued dividends, into 84,386 shares of common stock at a conversion price of $1.75.

The Series A Preferred Holders have the right to require the Company to redeem their shares of Series A convertible preferred stock on April 6, 2005. The redemption price shall be paid in cash at a price per preferred share equal to the greater of (a) 100% of the preference amount ($48.18 plus accrued dividends) or (b) an amount equal to the number of shares of common stock that would be then issuable upon conversion of the Series A convertible preferred stock and times the market price on the date of redemption. The market price is based on a five-day average of the closing bid prices for the five trading days prior to the date of redemption. As of February 17, 2004, there are still 45,894 shares of the Series A convertible preferred stock outstanding. Assuming that no further conversions were made and the conversion price remained at $1.75, the Series A Preferred Holders would have the right to require the Company to redeem these shares at the greater of (a) $2,962,917 (100% of the preference amount plus accrued dividends through April 6, 2005 - $64.56 per share) or (b) the value of 1,693,085 shares of common stock times the market price on the date of redemption (currently estimated at $4,551,012 using the closing market price of the Company's common stock from February 9-13, 2004). The Company is seeking to obtain the necessary funds through its positive cash flows from operating activities, existing credit facilities, equity financing, and/or finding an investor(s) to buy out the Series A Preferred Holders directly. There are no assurances, however, that such financing, if available will be at a price that will not cause substantial dilution to the Company's shareholders. If the Company is not able to generate sufficient cash through its operating and financing activities in fiscal 2005, it will not be able to pay its debt to the Series A Preferred Holders in a timely manner. Any unpaid amount shall bear interest at the rate of 3% per month until paid in full.

On November 7, 2002, the Series A Preferred Holders exercised their right under the Purchase Agreement to require the Company to solicit the approval of its shareholders for the Company's issuance of all of the shares of common stock potentially issuable upon conversion of the Series A convertible preferred stock in full and the exercise of their warrants. The Company was required to hold a shareholders meeting to solicit such approval on or before February 5, 2003. Pursuant to the Stock Purchase Option Agreement described below, the Series A Preferred Holders agreed, among other things, to extend the deadline to September 30, 2003. On September 30, 2003, the Company's shareholders, by majority vote, approved the issuance by the Company of all required common stock in the event of a conversion of the Company's Series A convertible preferred stock and upon the exercise of certain warrants held by the Series A Preferred Holders.

On April 24, 2003, the Company and the Series A Preferred Holders entered into that certain Stock Purchase Option Agreement, whereby the Company was granted the option to purchase all of the shares of the Series A convertible preferred stock owned by such holders at the time the purchase is consummated. The option expired on September 30, 2003. Pursuant to such agreement, the Series A Preferred Holders also agreed to extend the deadline to hold a shareholders meeting to September 30, 2003. In exchange for the option and the extension of the annual meeting date, the Company issued warrants to purchase 250,000 shares of the Company's common stock to both BH Capital Investments, L.P. and Excalibur Limited Partnership. These warrants are exercisable until July 15, 2006 at an exercise price equal to $2.00 per share, which price was greater than the market value of the Company's common stock on April 24, 2003. These warrants were included on a Registration Statement on Form S-3, SEC File No. 333-109649, which was filed on October 10, 2003 and declared effective on November 19, 2003. In accordance with SFAS 123, the fair value of these warrants was estimated at $230,000 and was recorded as non-cash compensation expense in the first quarter of fiscal 2004.

On April 10, 2003, the Company entered into a credit arrangement with Mr. Frederick Deluca, one of its greater than 5% shareholders, pursuant to which Mr. Deluca purchased raw materials for the Company in an aggregate amount that did not exceed $500,000. The amounts paid for the purchased materials, plus interest at the rate of 15% per annum on such amounts, was due and payable in full on July 9, 2003. In consideration of the credit arrangement, the Company issued to Mr. Deluca a warrant to purchase 100,000 shares of the Company's common stock at an exercise price of $1.70. In accordance with SFAS 123, the fair value of this warrant was estimated at $63,000 and was recorded as non-cash compensation expense in the first quarter of fiscal 2004. All amounts owed under the credit arrangement were repaid in full and such credit arrangement was terminated on June 27, 2003.

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

In accordance with an exemption from registration under Regulation D promulgated under the Securities Act of 1933, as amended, and pursuant to seven Securities Purchase Agreements dated May 21, 2003, the Company sold and issued a total of 2,138,891 shares of its common stock at a price per share equal to $1.80 for aggregate gross proceeds to the Company of $3,850,000. These securities were included on a Registration Statement on Form S-3, SEC File No. 333-109649, which was filed on October 10, 2003 and declared effective on November 19, 2003. Sales to related parties under the Securities Purchase Agreements include: 555,556 shares of common stock sold at an aggregate sales price of $1,000,000 to Frederick DeLuca, a greater than 5% shareholder; 55,556 shares of common stock sold at an aggregate sales price of $100,000 to David H. Lipka, a Director of the Company; 83,333 and 55,556 shares of common stock sold at an aggregate sales price of $150,000 and $100,000, respectively, to Ruggieri of Windermere Family Limited Partnership and Ruggieri Financial Pension Plan, respectively, each an affiliate of John Ruggieri, the Company's former Vice President of Manufacturing; 1,111,112 shares of common stock sold at an aggregate sales price of $2,000,000 to Fromageries Bel S.A., a leading branded cheese company in Europe which signed a Master Distribution and Licensing Agreement effective May 22, 2003 with the Company. Sales to non-related parties under the Securities Purchase Agreements include: 138,889 shares of common stock sold at an aggregate sales price of $250,000 Apollo Capital Management Group; and 138,889 shares of common stock sold at an aggregate sales price of $250,000 Apollo MicroCap Partners, L.P.

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

Summary
-------
The Company is faced with risks every day in regards to consumer demands, quality of its products, competition from larger and more established companies, and production malfunctions, among others. However, management believes that it monitors these changing factors on a regular basis and takes proactive and preventative measures to counter these risks. Management believes that with the proceeds already received from its equity financings and financing available from its credit facilities combined with the positive cash flow anticipated from current and future operations, the Company will have enough cash to meet its current liquidity needs based on planned operational levels. There are no plans for large future capital expenditures or increases in production levels beyond what can be met with the existing Textron Loan and operating cash flow.

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

The Company records revenue upon shipment of products to its customers and reasonable assurance of collection on the sale. It provides credit terms to customers usually based on net 30 days. The Company performs ongoing credit evaluations of its accounts receivable and makes reserves for anticipated future credits that will be issued to its customers for promotions, discounts, spoils, etc., based on historical experience. In addition, the Company evaluates the accounts for potential uncollectible amounts. The reserve for accounts receivable is then adjusted to reflect these estimates. At December 31, 2003 and March 31, 2003, the Company had reserved $501,000 and $487,000, respectively, for known and anticipated future promotional credits and doubtful accounts. The Company utilizes a detailed customer invoice promotion settlement process to methodically predict, track, manage, and resolve invoicing issues. Actual bad debt expense during the nine months ended December 31, 2003 and 2002 was approximately $7,000 and $21,267, respectively.

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

      Nine Months Ended                  December 31, 2003     December 31, 2002
                                         ------------------   ------------------
      Dividend Yield                     None                 None
      Volatility                         41% to 45%           37% to 44%
      Risk Free Interest Rate            2.01% to 4.28%       1.71% to 5.03%
      Expected Lives in Months           36 to 120            60 to 120

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's exposure to market risk results primarily from fluctuations in interest rates. The interest rates on most of the Company's outstanding debts, including its debt to SouthTrust Bank and Textron are floating and based on the prevailing market interest rates. For market-based debt, interest rate changes generally do not affect the market value of the debt but do impact future interest expense and hence earnings and cash flows, assuming other factors remain unchanged. A theoretical 1% increase or decrease in market rates in effect on December 31, 2003 with respect to the Company's anticipated debt as of such date would increase or decrease interest expense and hence reduce or increase net income of the Company by approximately $35,000 per quarter.

The Company's sales during the nine-month periods ended December 31, 2003 and 2002 which were denominated in a currency other than U.S. dollars were less than 5% of gross sales and no net assets were maintained in a functional currency other than U. S. dollars during such periods. Therefore, the effects of changes in foreign currency exchange rates have not historically been significant to the Company's operations or net assets.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the fiscal quarter ended December 31, 2003, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO"), and the Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report.

There was no change in the Company's internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

                           PART II. OTHER INFORMATION
                           --------------------------

ITEM 1. LEGAL PROCEEDINGS

On May 17, 2002, Schreiber Foods, Inc. of Green Bay, Wisconsin, filed a lawsuit against the Company in the federal district court for the Eastern District of Wisconsin ("Wisconsin lawsuit"), being Case No. 02-C-0498, alleging various acts of patent infringement. The Complaint alleges that the Company's machines for wrapping of individual cheese slices, manufactured by Kustner Industries, S.A. of Switzerland, known as models KE and KD, and the Company's machines for producing individually wrapped slices manufactured by Hart Design Mfg., Inc. of Green Bay, Wisconsin, infringe certain claims of U.S. Patents Nos. 5,112,632, 5,440,860, 5,701,724 and 6,085,680. Schreiber Foods is seeking a preliminary and permanent injunction prohibiting the Company from further infringing acts and is also seeking damages in the nature of either lost profits or reasonable royalties. While the Complaint does not specify the amount of money damages Schreiber Foods plans to seek at the time of trial connection with its claims, Schreiber Foods has retained an accountant, Joseph Gemini, who has opined recently that Schreiber Foods is entitled to money damages of approximately $17 million plus interest.

The '860 and '724 Patents--and the Kustner machines for producing individually wrapped slices--were the subject of a lawsuit commenced by Schreiber in 1997 against Beatrice Foods and others in the Eastern District of Wisconsin, being Case No. 97-CV-11. Schreiber Foods alleges that the machines that were at issue in that case are similar to the Kustner machines in use by the Company. In the 1997 lawsuit, the matter was tried to a jury, which found the Kustner machines to infringe and awarded Schreiber Foods $26 million in a verdict of August 25, 1998. On March 30, 2000, however, the judge reversed that verdict, entered a finding of no infringement on the part of Beatrice, and dismissed the case. Schreiber Foods appealed that order to the Court of Appeals for the Federal Circuit, which entered its judgment on appeal on February 27, 2002. The appeals court reversed the action of the trial court, found that substantial evidence supported the jury's finding of infringement, and ordered the jury verdict reinstated. However, the Company understands that a motion to rescind the verdict and judgment is currently pending. Schreiber Foods has also commenced a similar action against Borden, Inc., and others, in March 2002, but no result has yet been reached in those cases.

Several years prior to the filing of the lawsuit against the Company, the Company modified its Kustner machines. The two Hart Design machines were modified by the manufacturer from the standard Hart Design configuration and were delivered to the Company as modified. The Company believes that the modifications to the machines take them even further outside the ambit of the Schreiber Foods' patents at issue.

As well, the Company has, through legal counsel, advised the Court of the scope it believes should be given to the claims at issue in the lawsuit (as part of the so-called Markman briefing process). Patent counsel has advised that, in his opinion, the patent claim interpretation asserted by the Company in the Markman briefing process was the correct one, and that the Company's machines do not infringe the patent claims if that claim interpretation was adopted by the Court. Schreiber Foods has taken a different view of the claims. The Court conducted a hearing on the issue on August 4, 2003, and the Company received the Court's ruling on August 13, 2003. The Court adopted Schreiber Foods' view on many of the claim terms at issue. Following the Court's ruling and in light thereof, the Company obtained from patent counsel an opinion that the Company does not infringe the asserted claims of the patents, and that the asserted claims are invalid.

The Company and Schreiber Foods are currently involved in settlement negotiations with respect to the Wisconsin lawsuit and, at the parties' request, the Court has recently removed the upcoming trial date from its docket calendar. The details of the settlement are still being negotiated.

In the event the parties are unable to reach a settlement, the proceedings will continue. The Company is not in a position at this time to express a view on the likelihood that it will succeed in its position, nor in the amount of damages that might be awarded against it should it be unsuccessful in that regard. In the event the Company is found to have infringed the Schreiber Foods' patents, in addition to being liable to Schreiber Foods for damages which may be substantial, the Company may also be prohibited from using in the future any wrapping machine which is found to be infringing, or, alternatively, the Company may be required to pay Schreiber Foods a royalty on the Company's individually wrapped products produced with the infringing machines on an ongoing basis. Any of the foregoing could have a material adverse effect on the Company's results of operations and financial condition.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

NA

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Effective May 30, 2003, the Company obtained from Textron Financial Corporation ("Textron") a revolving credit facility (the "Textron Loan") in the maximum principal amount of $7,500,000 pursuant to the terms and conditions of a Loan and Security Agreement dated May 27, 2003 (the "Loan Agreement"). The Textron Loan contains certain financial and operating covenants. In August 2003, the Company notified Textron that it had failed to comply with the fixed charge coverage ratio in June 2003. Pursuant to a certain Waiver Letter dated August 13, 2003, Textron agreed to waive the requirement to meet the fixed charge coverage ratio for each monthly period through September 30, 2003. Additionally, Textron agreed that after August 13, 2003, all of the financial covenants required of the Company under Section 7.6 of the Loan Agreement will be measured and tested on a quarterly rather than monthly basis. Due to the $1.8 million charge to operations related to the Amended and Restated Employment Agreement for Angelo Morini, the Company fell below the requirement for the adjusted tangible net worth and the fixed charge coverage ratio covenants for the quarter ended December 31, 2003. Pursuant to discussions with and a written confirmation from Textron, Textron has agreed in principle to amend the loan covenants effective as of December 31, 2003, the effect of which would bring the Company into compliance with both ratios as of that date. The Company anticipates that it will be in compliance with these ratios, as amended, for the foreseeable future based on current forecasts.

In May 2003, SouthTrust Bank extended the Company a new term loan in the principal amount of $2,000,000. This loan was consolidated with the Company's March 2000 term loan with SouthTrust Bank, which had a then outstanding principal balance of $8,131,985 for a total term loan amount of $10,131,985. The SouthTrust term loan contains certain financial and operating covenants. Due to the $1.8 million charge to operations related to the Amended and Restated Employment Agreement for Angelo Morini, the Company fell below the requirement for the tangible net worth covenant for the quarter ended December 31, 2003. Pursuant to discussions with and a written confirmation from SouthTrust, SouthTrust has agreed in principle to amend the loan covenant effective as of December 31, 2003, the effect of which would bring the Company into compliance with this ratio as of that date. The Company anticipates that it will be in compliance with this ratio, as amended, for the foreseeable future based on current forecasts.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NA

ITEM 5. OTHER INFORMATION

On December 17, 2003, the Company's Board of Directors appointed Michael E. Broll to fill the vacancy on the Board left upon the death of C. Anthony Wainwright in October 2003. Mr. Broll was also appointed as a member of the Company's Audit Committee.

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

*3.2 By-laws of the Company, as amended (Filed as Exhibit 3.2 to Registration Statement on Form S-18, No. 33-15893-NY.)

*4.1 Stock Purchase Option Agreement and Stock Purchase Warrant by and between Excalibur Limited Partnership and BH Capital Investments, L.P. and Galaxy Nutritional Foods dated as of April 24, 2003 (Filed as Exhibit 10.52 on Form 10-Q for the fiscal quarter ended June 30, 2003.) *4.2 Warrant to Purchase Securities of Galaxy Nutritional Foods, Inc. dated as of May 29, 2003 in favor of SouthTrust Bank (Filed as Exhibit 10.7 on Form 8-K filed June 2, 2003.)

*4.3 Securities Purchase Agreement dated as of May 21, 2003 between Galaxy Nutritional Foods, Inc. and Fromageries Bel S.A. (Filed as
               Exhibit 10.8 on Form 8-K filed June 2, 2003.)

*4.4 Registration Rights Agreement dated as of May 21, 2003 between Galaxy Nutritional Foods, Inc. and Fromageries Bel S.A. (Filed as
               Exhibit 10.9 on Form 8-K filed June 2, 2003.)

*4.5 Securities Purchase Agreement dated as of May 21, 2003 between Galaxy Nutritional Foods, Inc. and Frederick A. DeLuca (Filed as
               Exhibit 10.10 on Form 8-K filed June 2, 2003.)

*4.6 Registration Rights Agreement dated as of May 21, 2003 between Galaxy Nutritional Foods, Inc. and Frederick A. DeLuca (Filed as
               Exhibit 10.11 on Form 8-K filed June 2, 2003.)

*4.7 Securities Purchase Agreement dated as of May 21, 2003 between Galaxy Nutritional Foods, Inc. and Apollo Capital Management Group, L.P. (Filed as Exhibit 10.12 on Form 8-K filed June 2, 2003.)

*4.8 Registration Rights Agreement dated as of May 21, 2003 between Galaxy Nutritional Foods, Inc. and Apollo Capital Management Group, L.P. (Filed as Exhibit 10.13 on Form 8-K filed June 2, 2003.)

*4.9 Securities Purchase Agreement dated as of May 21, 2003 between Galaxy Nutritional Foods, Inc. and Apollo MicroCap Partners, L.P. (Filed as Exhibit 10.14 on Form 8-K filed June 2, 2003.)

*4.10 Registration Rights Agreement dated as of May 21, 2003 between Galaxy Nutritional Foods, Inc. and Apollo MicroCap Partners, L.P. (Filed as Exhibit 10.15 on Form 8-K filed June 2, 2003.)

*4.11 Securities Purchase Agreement dated as of May 21, 2003 between Galaxy Nutritional Foods, Inc. and Ruggieri of Windermere Family Limited Partnership (Filed as Exhibit 10.16 on Form 8-K filed June 2, 2003.)

*4.12 Registration Rights Agreement dated as of May 21, 2003 between Galaxy Nutritional Foods, Inc. and Ruggieri of Windermere Family Limited Partnership (Filed as Exhibit 10.17 on Form 8-K filed June 2, 2003.)

*4.13 Securities Purchase Agreement dated as of May 21, 2003 between Galaxy Nutritional Foods, Inc. and Ruggieri Financial Pension Plan (Filed as Exhibit 10.18 on Form 8-K filed June 2, 2003.)

*4.14 Registration Rights Agreement dated as of May 21, 2003 between Galaxy Nutritional Foods, Inc. and Ruggieri Financial Pension Plan (Filed as Exhibit 10.19 on Form 8-K filed June 2, 2003.)

*4.15 Securities Purchase Agreement dated as of May 21, 2003 between Galaxy Nutritional Foods, Inc. and David Lipka (Filed as Exhibit
               10.20 on Form 8-K filed June 2, 2003.)

*4.16 Registration Rights Agreement dated as of May 21, 2003 between Galaxy Nutritional Foods, Inc. and David Lipka (Filed as Exhibit
               10.21 on Form 8-K filed June 2, 2003.)

*4.17 Stockholder Agreement dated as of October 13, 2003 between Galaxy Nutritional Foods, Inc. and Angelo S. Morini (Filed as Exhibit
               10.55 on Form 10-Q for the fiscal quarter ended September 30, 2003.)

*10.1 Master Distribution and License Agreement dated as of May 22, 2003 between Galaxy Nutritional Foods, Inc. and Fromageries Bel S.A. (Filed as Exhibit 10.22 on Form 8-K filed June 2, 2003.)

*10.2 Loan and Security Agreement dated as of May 27, 2003 between Galaxy Nutritional Foods, Inc. and Textron Financial Corporation (Filed as Exhibit 10.1 on Form 8-K filed June 2, 2003.)

*10.3 Patent, Copyright and Trademark Collateral Security Agreement dated as of May 27, 2003 between Galaxy Nutritional Foods, Inc. and Textron Financial Corporation (Filed as Exhibit 10.2 on Form 8-K filed June 2, 2003.)

*10.4 Renewal Promissory Note in the principal amount of $10.131,984.85 dated as of May 28, 2003 by Galaxy Nutritional Foods, Inc. in favor of SouthTrust Bank (Filed as Exhibit 10.3 on Form 8-K filed June 2, 2003.)

*10.5 Renewal Promissory Note in the principal amount of $501,000.00 dated as of May 28, 2003 by Galaxy Nutritional Foods, Inc. in favor of SouthTrust Bank (Filed as Exhibit 10.4 on Form 8-K filed June 2, 2003.)

*10.6 Amendment of Loan Agreement dated as of May 28, 2003 between Galaxy Nutritional Foods, Inc. and SouthTrust Bank (Filed as
               Exhibit 10.5 on Form 8-K filed June 2, 2003.)

*10.7 Amendment of Security Agreement dated as of May 28, 2003 between Galaxy Nutritional Foods, Inc. and SouthTrust Bank (Filed as
               Exhibit 10.6 on Form 8-K filed June 2, 2003.)

*10.8 Waiver Letter from Textron Financial Corporation to the Company dated August 13, 2003 (Filed as Exhibit 10.53 on Form 10-Q for the fiscal quarter ended June 30, 2003.)

*10.9 Second Amended and Restated Employment Agreement dated as of October 13, 2003 between Galaxy Nutritional Foods, Inc. and Angelo S. Morini (Filed as Exhibit 10.1 on Form 8-K filed October 20, 2003.)

*20.1 Audit Committee Charter (Filed as Exhibit 20.1 on Form 10-Q for the fiscal quarter ended September 30, 2003.)

*20.2 Compensation Committee Charter (Filed as Exhibit 20.2 on Form 10-Q for the fiscal quarter ended September 30, 2003.)

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

REPORTS ON FORM 8-K
-------------------

      On October 20, 2003, the Company filed a Current Report on Form 8-K to disclose the resignation of Angelo S. Morini from his positions as President and Vice Chairman of the Board. On November 17, 2003, the Company filed a Current Report on Form 8-K to disclose the press release announcing the Company's financial results for its second fiscal quarter ended September 30, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              GALAXY NUTRITIONAL FOODS, INC.

Date: February 20, 2004       /s/ Christopher J. New
                              ------------------------------
                              Christopher J. New
                              Chief Executive Officer
                              (Principal Executive Officer)


Date: February 20, 2004       /s/ Salvatore J. Furnari
                              ------------------------------
                              Salvatore J. Furnari
                              Chief Financial Officer
                              (Principal Accounting and Financial Officer)