Form 10-K
period 2004-03-31
GALAXY NUTRITIONAL FOODS INC
filed 2004-06-29
CIK 819527

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                 ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____

Indicate by check mark if a disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes No X

The aggregate market value of the voting common equity held by non-affiliates as of September 30, 2003 (the last business day of the registrant's most recently completed second fiscal quarter) was $18,284,935 based on the closing price of such common equity of $2.90 per share on such date.

As of June 25, 2004, the number of shares outstanding of registrant's common stock, $0.01 par value per share, was 15,724,073.

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

ITEM 1.  BUSINESS.

GENERAL

Galaxy Nutritional Foods, Inc. (the "Company") is principally engaged in developing, manufacturing and marketing a variety of healthy cheese and dairy related products, as well as other cheese alternatives, and is a leading producer of dairy alternative products made with soy. The Company was founded by Angelo S. Morini in 1972 under the original name of Fiesta Foods & Galaxy Foods.

In June 1991, the Company relocated from New Castle, Pennsylvania to Orlando, Florida and began production and shipment of its products directly from its Orlando plant to customers in each of the Company's two principal markets--retail stores, such as supermarket chains and health food stores; and food service operations, such as restaurant chains, cafeterias, hospitals and schools.

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

DEVELOPMENT OF BUSINESS

In the past eight years, the Company has developed several new marketing strategies and product lines for the retail and foodservice markets. In retail, the Company developed a unique marketing strategy for its complete product line of plant-based dairy alternatives, called Veggie(TM). While most companies sell dairy products through supermarket dairy cases, the Company adopted a marketing strategy whereby its Veggie(TM) plant-based dairy alternatives are sold mostly in produce cases of supermarkets nationwide. In produce, the products are sold next to other nutritious natural products, which allows targeted consumers to locate the products much more easily instead of being sold in the dairy cases of supermarkets where targeted consumers may not look.

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

In the past few years, the Company began offering these plant-based dairy alternatives to the foodservice market so that consumers could also enjoy the taste and health benefits of these products while eating away from home. Prior to doing this, the Company primarily sold only conventional-type products to foodservice.

PRODUCTS AND SERVICES

The Company's healthy cheese and dairy related products, sold under the Company's brand names such as Veggie(TM), Veggie Nature's Alternative to Milk(R), Veggie Slices(R), Veggie Milk(TM), Soyco(R), Soymage(R), Wholesome Valley(R), Rice Slice(TM), Veggy Singles(R), Lite Bakery(R), and Veggie Lite Bakery(TM), are low or no fat, low or no cholesterol, no saturated fat, and lactose (milk sugar) free, vitamin and mineral enriched, and contain one-third fewer calories and typically more calcium than conventional cheese. These healthy cheese and dairy related products mirror the flavor, appearance, aroma, texture, and melt of conventional cheeses and products that use conventional cheeses, and are nutritionally equal or superior to such cheeses and products. Some of the Company's cheese alternatives, which are marketed for their lower price points and not for their nutritious components, are not nutritionally equivalent or superior to conventional cheeses.

VEGGIE(TM)- COMPLETE LINE OF HEALTHY DAIRY ALTERNATIVES - The Company's flagship brand has a complete line of nutritious dairy alternative products made with soy. All Veggie(TM) products are reduced or low in fat, contain less calories, and are saturated fat, trans fat, cholesterol and lactose free. The Veggie(TM) product line includes Veggie Slices(R), Veggie Chunks, Veggie Shreds, Veggie Cream Cheese, Veggie Sour Cream, Veggie Butter, Veggie Honey Butter, Veggie Grated Toppings, Veggie Milk, Veggie Milk Bars, Veggie Ice Cream, Veggie Yogurt, Veggie String Cheese, and Veggie Deli Products.

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

SOY FREE - SOY FREE DAIRY ALTERNATIVES MADE WITH RICE -- The Company has developed a dairy free alternative product line made with organic brown rice. This product is reduced or low in fat, cholesterol free, lactose free, soy free and is fortified with essential vitamins and minerals. Additionally, this product is formulated for people with soy allergy or who are just looking for alternatives for conventional dairy products. The Rice product line includes individual slices, shreds, chunks, grated toppings, cream cheese, sour cream, butter and yogurt.

VEGGY(TM) - SOY NUTRITIOUS - SOY DAIRY ALTERNATIVES - These Veggy(TM) products offer the taste of cheese, are available in many forms, and are made from soy. They are low in fat or fat free, and are lactose, cholesterol and saturated fat free. The Veggy product line comes in several flavors and is available in individual slices (Veggy Singles(R)), grated toppings and chunks. These products are distributed to natural foods stores and produced specifically to meet the discriminating taste and nutritional demands of the specialized nutritional foods market.

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

The Company's only branded product line, which accounts for more than 10% of the Company's gross sales for the fiscal year ended March 31, 2004, is the Veggie(TM) line of products. This line of products contributed approximately sixty percent (60%), sixty-one percent (61%), and fifty-six percent (56%) of gross sales for the fiscal years ended March 31, 2004, 2003 and 2002, respectively. The Company's non-branded imitation, private label and sandwich slice business contributed approximately twenty-four percent (24%), twenty-one percent (21%), and twenty-nine percent (29%) of gross sales for the fiscal years ended March 31, 2004, 2003 and 2002, respectively.

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

In the retail market, where the Company believes taste and nutrition generally outweighs price considerations, the Company markets its Veggie(TM) and Soyco(R) products at prices generally comparable to or higher than the prices of conventional cheeses. In this market, the Company sells directly to retail establishments, including national and regional supermarket chains, and to distributors that sell and deliver to retail establishments.

In the food service market, the Company markets its more expensive premium products to customers who place importance on taste and nutrition and its less expensive branded, non-branded and private label substitute and conventional-type cheese products to customers whose primary consideration is cost. The food service products are primarily sold to distributors who supply food to restaurants, cafeterias, hospitals, correctional institutions, and schools. The Company also markets its products directly to franchisees of large national restaurant chains.

The following chart sets forth the percentage of gross sales that the retail and food service markets represented for the fiscal years ended March 31, 2004, 2003 and 2002:

                               PERCENTAGE OF SALES
                          FISCAL YEARS ENDED MARCH 31,

CATEGORY                        2004             2003                2002
--------------------------------------------------------------------------------
Retail sales                      88%              87%                 83%
Food service sales                12%              13%                 17%



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

MANUFACTURING PROCESS

Most of the Company's products are made using the Company's formulas, processes and manufacturing equipment, from five principal ingredients: casein (a pure skim milk protein) instead of liquid milk which is used to make conventional cheeses; soybean and canola oils; water; soy proteins; and natural flavorings. The Company's Soymage(R) products are also made using the Company's formulas, processes and manufacturing equipment from these principal ingredients, except that Soymage(R) does not contain casein. All of these products are produced at a temperature above that required for pasteurization. The Company's original formulas and processes were designed and developed by the Company's Founder, Angelo S. Morini. Mr. Morini has assigned the rights to these formulas, processes and equipment to the Company. Unlike the conventional cheese manufacturing process, the production of the Company's products does not require the costly and time-consuming use of bacteria to curdle milk, nor does it require removal of whey or product curing.

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

CAPITAL EXPENDITURES

During the fiscal years ended March 31, 2004, 2003 and 2002, the Company's capital expenditures, including capitalized leases, were approximately $277,000, $309,000, $1,705,000, respectively. The substantial capital expenditures for the fiscal year ended March 31, 2002 were the result of the final installation costs on several new production lines at its manufacturing facility in Orlando, Florida. These new lines included two new slice lines, a new chunk cheese line, a cup line, a string cheese line and a shred line.

SALES AND MARKETING

In the retail market, the Company markets its healthy products to grocery stores, mass merchandisers, natural food stores and club stores. The Company believes its healthy products appeal to a wide range of consumers interested in lower fat, lower cholesterol, lactose free products and other health-promoting aspects of these products and that the retail market for its products will continue to expand. These products are sold through distributors and directly to customers by in-house and territory sales managers and a nationwide network of non-exclusive commission brokers. The Company uses conventional marketing and public relations techniques for market introductions such as promotional allowances, coupons, in-store consumer sampling, print advertising and television.

In the food service market, the Company promotes its healthy Veggie(TM) cheese products as well as lower cost cheese alternatives. In marketing its Veggie(TM) line of products to food service customers, the Company emphasizes that its products taste like conventional cheese and have no, low or reduced fat, low or no cholesterol, no lactose and typically more calcium than conventional cheeses. The Company also promotes its food service products on the basis of their considerably longer shelf life and microbiologically safer profile than conventional cheeses. The Company sells directly to food distributors and other customers in the food service market, as well as utilizing its in-house staff, territory managers and nationwide network of non-exclusive commission brokers to sell the Company's products.

PRODUCT DEVELOPMENT

The Company conducts ongoing research to improve product quality on key strategic product lines, develop new varieties of cheese, dessert products and dairy related products, in addition to developing new flavors and customized formulations for existing products. For the fiscal years ended March 31, 2004, 2003 and 2002, expenditures for product development were $260,410, $232,552, and $261,972, respectively. None of the research and development costs are directly borne by any particular customer or group of customers, instead they are considered part of operating expenses.

In May 2001, the Company entered into a licensing arrangement with Tropicana(R) that enabled the Company to manufacture, distribute (in limited distribution channels and countries) and market its Ultra Smoothie(TM) product in a co-branding relationship and use Tropicana's logo "made with Tropicana(R)
Juices" on the package. After review of actual sales related to its Ultra Smoothie(TM) product and in a mutual agreement with Tropicana(R), the Company canceled the licensing agreement effective June 1, 2004. The Company noted a lack of sufficient sales revenue primarily resulting from agreement restrictions on distribution channels in which the product could be sold and a packaging design (i.e. beverage in a yogurt cup) that was not optimal for the intended consumer usage occasion. The parties agreed that neither party should have any further obligation to the other with respect to the agreement. The Company plans to reformulate, redesign, and consider for re-introduction into more mainstream retail grocery distribution a new smoothie product at a future date.

SUPPLIERS

The Company purchases the ingredients used in its manufacturing operations, i.e., casein, vegetable proteins and oils, enzymes and other ingredients, from several sources, and it believes that all of these ingredients are readily available from numerous suppliers. Due to more cost effective conditions in other countries, suppliers from such countries are often able to supply casein at prices lower than domestic suppliers. Accordingly, the Company currently purchases its major ingredient, casein, from foreign suppliers. Because casein purchased by the Company is imported, its availability is subject to a variety of factors, including federal import regulations. During the fiscal year ended March 31, 2002, casein prices were significantly higher as a result of "Mad Cow" and "foot and mouth" disease epidemics in Europe. The Company's increased costs for casein throughout the fiscal year ended March 31, 2002 had an adverse impact on the Company's results of operations for such fiscal year. In the fiscal year ended March 31, 2003, the cost of casein returned to levels comparable to those prior to the occurrence of the above events. The Company is anticipating substantial price increases during fiscal 2005 compared fiscal 2004 as further discussed in Item 7 under "Cost of Goods Sold".

For the fiscal years ended March 31, 2004, 2003 and 2002, the Company purchased approximately $6,133,967, $7,911,000, $8,975,000, respectively, of casein, the principal raw material used to manufacture the Company's products. The following table sets forth the name of each supplier along with the percentage they supplied of casein which either alone, or together with their affiliates, provided 5% or more casein to the Company, based on dollar volume purchased.


                                                                              PERCENT OF CASEIN PURCHASES
                                                                              FISCAL YEAR ENDED MARCH 31,
TYPE OF RAW MATERIAL            NAME OF SUPPLIER                       2004             2003              2002
------------------------ --------------------------------------------------------- ---------------- ------------------
Casein                   Lactalis f/n/a Besnier-Scerma U.S.A.           20%              24%              36%
                         Glanbia f/n/a Avonmore Food Products           29%              36%              18%
                         Irish Dairy Board                              24%              22%              20%
                         Eurial Poitouraine/Euro Proteins               20%              18%              10%
                         Kerry Ingredients                               7%              --               --
                         JLS Foods International                        --               --                7%


TRADEMARKS AND OTHER INTELLECTUAL PROPERTY

The Company owns several registered and unregistered trademarks, which are used in the marketing and sale of the Company's products. Its material product trademarks are those mentioned above under Products and Services. The registrations of these trademarks in the United States and foreign jurisdictions are effective for varying periods of time, and may be renewed periodically, provided that the Company, as the registered owner of the trademarks, complies with all pertinent renewal requirements.

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

INVENTORY SUPPLY

During the fiscal year ended March 31, 2002, the Company reduced the number of items it manufactures on a regular basis from 400 to 200. During the fiscal year ended March 31, 2003, the Company further reduced its core item base to 135 items that are in line with the Company's strategy of higher margin or higher volume products. As a result of this change in production policy and the desire to create more inventory turns during the year, the Company reduced its net inventory levels from $5,748,652 at March 31, 2002 to $5,294,500 at March 31, 2003 and then to $4,632,843 at March 31, 2004. The Company anticipates that inventory will begin to increase in the future as sales volume and larger accounts increase.

CUSTOMERS

The Company sells to customers throughout the United States and direct to 16 other countries. Revenues derived from foreign countries were approximately $2,500,000, $3,800,000 and $1,800,000 with sales to Canada and Puerto Rico accounting for approximately 75% of these sales for the fiscal years ended March 31, 2004, 2003 and 2002, respectively. Revenues are attributed to individual countries based on the customer address. The Company has no long-term assets located outside of the United States.

For the fiscal years ended March 31, 2004, 2003 and 2002, the Company had net sales of $36,176,961, $40,008,769, and $42,927,104, respectively. The following table sets forth the name of each customer of the Company, which either alone, or together with its affiliates, accounted for 5% or more of the Company's gross sales for the fiscal years ended March 31, 2004, 2003, and 2002:

                               PERCENTAGE OF SALES
                           FISCAL YEAR ENDED MARCH 31,

CUSTOMER NAME                         2004            2003             2002
--------------------------------------------------------------------------------
DPI Food Products                      8.2%            9.5%             6.1%
Kroger                                 5.6%            5.8%             5.9%
Publix                                 6.8%            6.6%             5.0%
United Natural Foods                   9.2%            9.9%             5.7%


     *Less than 5% of sales for the stated fiscal year.

The majority of the Company's customers are required to make payment on goods within 30 days of invoicing. The Company's credit department makes calls on payments that are 10 to 15 days past due and then puts accounts on credit hold if they have not made arrangements for those payments that are 30 to 45 days past due. After all efforts have been exhausted to contact the customer and collect the past due balances, the credit manager will provide authorization to write off the past due balance. The Company typically averages less than 1% of gross sales in credits related to bad debt.

The Company  provides a  guarantee  of sale to many of its retail  customers  in natural food stores, conventional grocery stores and mass merchandising industry. If the product is not sold during its shelf life, the Company will allow a credit for the unsold merchandise. Since the shelf life of the Company's products range from 6 months to one year, the Company historically averages less than 2% of gross sales in credits for unsold product.

COMPETITION

The food industry is highly competitive, and the Company faces substantial competition in the manufacturing, marketing and sale of its products. In the retail cheese market, the Company competes with conventional cheeses, including "Lite" and "low fat", and low or no cholesterol or lactose products produced by manufacturers of conventional cheeses. "Lite" cheese generally has lower fat content than regular cheese but still contains cholesterol and lactose, unlike the Company's Veggie(TM) and Soyco(R) brand product lines, which are soy nutritious, contain no cholesterol and are lactose free. In the food service markets, the Company's substitute and imitation cheese products compete with other substitute and imitation cheese products, as well as with conventional cheeses.

The Company believes that its primary competition in its niche market are small companies such as Tree of Life, White Wave, Tofutti Brands, Inc. ("Tofutti"), Yves, a subsidiary of Hain Celestial Group, and Melissa's. Tree of Life is a
wholly owned subsidiary of Koninklijke Wessanen, NV, a multinational manufacturer of dairy, natural and specialty foods and cereals. Like the Company's products, Tree of Life's Soya Kaas, Yves and Melissa's dairy alternatives are sold in mainstream supermarkets. White Wave is a private company that primarily markets soy milk to the retail markets (grocery and natural foods stores). Tofutti (AMEX:TOF) is a public company that offers a wide range of soy based products including alternative cheese slices, sour creams, cream cheese and frozen pizza made with alternative cheeses to the retail markets (primarily grocery). These parties are considered competitors as they offer similar product lines in terms of product form, consumer benefits, and are distributed or positioned in the same retail shelf space as the Company's products.

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

The Company believes that it has the most complete line of alternative dairy products in the industry and that its competitors' current products do not have all of the same healthy characteristics. Further, the Company's branded products are fortified and possess soy-based ingredients, reduced, low and no fat, low or no cholesterol, no saturated fat, no transfat, no lactose, no artificial colorings or flavorings. The Company further believes that it is superior to the competition in its niche in the most important competitive factors, which are taste, nutritional value, product appearance, breadth and depth of product line, and overall consumer purchase interest.

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

The Company's United States product labels are subject to regulation by the United States Food and Drug Administration ("FDA"). Such regulation includes standards for product descriptions, nutritional claims, label format, minimum type sizes, content and location of nutritional information panels, nutritional comparisons, and ingredient content panels. The Company's labels, ingredients, and manufacturing techniques and facilities are subject to inspection by the FDA. Labeling regulations require specific details of ingredients and their components along with nutritional information on labels and also impose restrictions on product claims that can be included on labels. The Company believes the labeling regulations have enhanced the marketability of the Company's products and has resulted in increased sales of the Company's products because product labels make it easier for consumers to recognize the nutritional benefits of the Company's products compared to other products.

The Company's facility and manufacturing processes are subject to inspection by the Florida Department of Agriculture and Consumer Services. The Company received its Annual Food Permit from that bureau for 2004.

The Company has a team of individuals from its marketing, quality assurance, and research and development departments who review all new labels for compliance with Company standards and current laws and regulations. The Company believes that it is in material compliance with all applicable governmental regulations regarding its current products and has obtained the necessary government permits, licenses, qualifications, and approvals, which are required for its operations.

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

EMPLOYEES

As of June 25, 2004, the Company had a total of 141 full-time employees and 4 temporary employees. All personnel are employed directly by the Company. The Company is an affirmative action employer providing equal employment opportunity to all applicants. The Company considers its relations with employees to be satisfactory. No employee is a member of a trade union.

ITEM 2.  PROPERTIES.

The Company occupies two facilities, close in proximity, approximating a total of 119,000 square feet of industrial property in Orlando, Florida. The Company's corporate headquarters occupies approximately 55,000 square feet and is comprised of approximately 8,500 square feet in office space, approximately 31,500 square feet of dock-height, air-conditioned manufacturing space and coolers of approximately 15,000 square feet, which are situated on 2.4 acres of a 5.2 acre site in an industrial park. The Company entered into a lease agreement for the corporate headquarters with Anco Company, a Florida general partnership, on November 13, 1991. The lease was renewed for a 5-year period in November 1996 and again in November 2001. The lease expires in November 2006, unless renewed pursuant to terms mutually agreeable to the Company and the landlord. The Company has a right of first refusal to purchase or lease the remaining 2.8 acres upon 20 days notice to the landlord in the event that the landlord elects to sell or lease such remaining land. The lease is a "triple net" lease, which means that the Company is responsible for all taxes, insurance, maintenance and repair of the facilities, in addition to rental payments. The monthly base rent through the stated expiration of the lease is $28,173.

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

The Company's second facility includes additional office space, shipping and receiving, warehouse and cooler space totaling approximately 64,000 square feet. The Company entered into a lease agreement with Cabot Industrial Properties, a Florida limited partnership, on July 28, 1999 for this second facility. In May 2004, the Company renegotiated and renewed the lease from August 1, 2004 to July 31, 2009. The term of the lease is for five years and provides for escalating rental payments ranging from $18,225 to $22,942 per month through the end of the lease period. The lease is a "triple net lease", which means the Company is responsible for all taxes, insurance, maintenance, and repair of the facility, in addition to rental payments.

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

ITEM 3.  LEGAL PROCEEDINGS.

On May 17, 2002, Schreiber Foods, Inc. of Green Bay, Wisconsin, filed a lawsuit against the Company in the federal district court for the Eastern District of Wisconsin ("Wisconsin lawsuit"), being Case No. 02-C-0498, alleging various acts of patent infringement. The Complaint alleged that the Company's machines for wrapping of individual cheese slices, manufactured by Kustner Industries, S.A. of Switzerland, known as models KE and KD, and the Company's machines for producing individually wrapped slices manufactured by Hart Design Mfg., Inc. of Green Bay, Wisconsin, infringe certain claims of U.S. Patents Nos. 5,112,632, 5,440,860, 5,701,724 and 6,085,680. Schreiber Foods was seeking a preliminary and permanent injunction prohibiting the Company from further infringing acts and was also seeking damages in the nature of either lost profits or reasonable royalties.

On May 6, 2004, Schreiber Foods and the Company executed a settlement agreement pursuant to which all claims in the patent infringement lawsuit were dismissed. Pursuant to this settlement agreement, the Company procured a worldwide, fully paid-up, nonexclusive license to own and use all of the Company's individually wrapped slice equipment, which Schreiber alleged infringed on Schreiber's patents. The Company was not obligated to make any cash payment in connection with the settlement of the lawsuit or the license granted in the settlement agreement. The settlement agreement restricts the Company from using the slicing equipment to co-pack product for certain specified manufacturers, however, the Company is not currently engaged in any co-packing business with any of the specified parties, and does not contemplate engaging in the future in any co-packing business with the specified parties.

Pursuant to the settlement agreement, if, during the term of the license, the Company receives an offer to purchase the Company or its business, the Company must notify Schreiber of the offer and Schreiber will have the option to match the offer or make a better offer to purchase the Company or its business. Acceptance of the Schreiber offer is subject to the approval by the Company's Board of Directors, however, if the Board of Directors determines that the Schreiber offer is equal to or better than the other offer, the Board of Directors must take all permitted actions to accept the offer and recommend it to the Company's shareholders for approval.

The term of the license extends through the life of all patents named in the lawsuit (and all related patents) and is assignable by the Company in connection with the sale of its business. In the event the assignee uses the applicable equipment to manufacture private label product, and such private label product accounts for more than 50% of the total product manufactured on the applicable equipment, the assignee will be required to pay Schreiber a royalty in an amount to be agreed upon by Schreiber and the assignee, but in any event not more than $.20 per pound of product for each pound of private label product manufactured by the assignee in any year that exceeds the amount of private label product manufactured by the Company in the year preceding the sale of the Company or its business. In the event that the parties cannot agree upon a royalty rate, the assignee retains the license rights but private label production must be maintained at a level less than 50% of the total product manufactured on the applicable equipment.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 31, 2004.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Since August 1999, the Company's common stock, $.01 par value per share, has been traded on the American Stock Exchange ("AMEX") under the symbol "GXY". There is no established public trading market for the Company's Series A Convertible Preferred Stock, $0.01 par value per share. The following table sets forth the high and low closing sales prices for each quarter for the Company's common stock as reported on AMEX during the fiscal years ended March 31, 2004 and 2003:

Period                                           High Closing Sales Price       Low Closing Sales Price
-----------------------------------------------------------------------------------------------------------
2004 Fiscal Year, quarter ended:
     June 30, 2003                                        $2.85                          $1.65
     September 30, 2003                                   $3.10                          $2.55
     December 31, 2003                                    $4.00                          $2.36
     March 31, 2004                                       $3.18                          $1.90

2003 Fiscal Year, quarter ended:
     June 30, 2002                                        $5.48                          $4.74
     September 30, 2002                                   $4.70                          $2.90
     December 31, 2002                                    $2.90                          $1.50
     March 31, 2003                                       $2.15                          $1.55


Holders

On June 25, 2004, there were 665 shareholders of the Company's common stock of record and 2 holders of the Company's Series A convertible preferred stock of record.

Dividends

The Company has not paid any dividends with respect to the Company's common stock and does not expect to pay dividends on its common stock in the foreseeable future. It is the present policy of the Company's Board of Directors to retain future earnings to finance the growth and development of the Company's business. Any future dividends will be declared at the discretion of the Board of Directors and will depend upon, among other things, the financial condition, capital requirements, earnings and liquidity of the Company. The Company's Restated Certificate of Incorporation provides that before any dividend is declared or paid, the Company must secure the consent of the holders of at least 60% of the then-outstanding shares of the Series A convertible preferred stock. Additionally, the Company's credit facilities with Textron Financial Corporation and SouthTrust Bank require the Company to obtain the approval of such financial institutions prior to declaring or paying any dividends. See Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of the Company's current capital position.

Securities Authorized for Issuance under Equity Compensation Plans

Please see the section titled "Equity Compensation Plan Information" in Item 12 in Part III of this Form 10-K.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities in the quarter ended March 31, 2004.

ITEM 6.  SELECTED FINANCIAL DATA.

                                                                         FISCAL YEAR ENDED MARCH 31,

                                                    2004            2003            2002            2001            2000

 Net sales                                      $ 36,176,961    $ 40,008,769    $ 42,927,104    $ 45,085,937    $ 41,911,295
 Non-cash compensation (income)/expense (1)          651,273      (2,906,762)      2,373,662       1,116,444          18,583
 Income (loss) before taxes                       (2,962,173)      1,034,128     (15,499,152)     (5,939,334)      2,420,560
 Income (loss) before cumulative effect of
   change in accounting policy                    (2,962,173)      1,034,128     (17,059,152)     (5,699,334)      3,629,891
 Net income (loss) available to common
   shareholders                                   (4,504,907)       (601,077)    (19,147,995)     (6,485,763)      3,629,891
 Net income (loss) per common share before
   cumulative effect of change in accounting
   policy - basic                                      (0.30)          (0.05)          (1.81)          (0.61)           0.40
 Net income (loss) per common share - basic            (0.30)          (0.05)          (1.81)          (0.69)           0.40
 Net income (loss) per common share before
   cumulative effect of change in accounting
   policy - diluted                                    (0.30)          (0.05)          (1.81)          (0.61)           0.39
 Net income (loss) per common share - diluted          (0.30)          (0.05)          (1.81)          (0.69)           0.39
 Total assets                                     29,887,087      33,255,842      36,115,051      48,083,126      36,450,393
 Long-term debt                                    8,446,952      10,170,195      12,511,461      14,720,875       7,261,706
 Redeemable Convertible Preferred Stock            2,573,581       2,324,671       2,156,311              --              --

(1) Non-cash compensation is calculated based on fluctuations in the Company's stock price, which are outside the Company's control and typically do not reflect the Company's operations. Due to the volatility of the market price of its common stock, the Company is incapable of predicting whether this expense will increase or decrease in the future. Large swings in the Company's stock price could result in material changes to the Company's Financial Statements as demonstrated in prior years. See "Valuation of Non-Cash Compensation" in Item 7 below for further information.

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

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of income and expense during the reporting periods presented. The Company's significant estimates include the allowance for doubtful accounts receivable, provision for obsolete inventory, and valuation of deferred taxes and warrants. Although the Company believes that these estimates are reasonable, actual results could differ from those estimates given a change in conditions or assumptions that have been consistently applied.

The critical accounting policies used by the Company, and the methodology for estimates and assumptions are as follows:

Valuation of Accounts Receivable and Chargebacks

The Company records revenue upon shipment of products to its customers and reasonable assurance of collection on the sale. It provides credit terms to customers usually based on net 30 days. The Company performs ongoing credit evaluations of its accounts receivable and makes reserves for anticipated future credits that will be issued to its customers for promotions, discounts, spoils, etc., based on historical experience. In addition, the Company evaluates the accounts for potential uncollectible amounts. The Company's accounts receivable reserve estimate is based on a specific identification and a general reserve methodology over the remaining items.

Based on the age of the receivable, cash collection history and past dilution in the receivables, the Company makes an estimate of its anticipated bad debt, anticipated future authorized deductions due to current period activity and anticipated collections on non-authorized amounts that customers have currently deducted on past invoices. Based on this analysis, the Company reserved $633,000 and $633,221 for known and anticipated future credits and doubtful accounts at March 31, 2004 and 2003, respectively. We believe that this estimate is reasonable, but there can be no assurance that the Company's estimate will not change given a change in economic conditions or business conditions within the food industry or the Company.

Inventory

Inventories are valued at the lower of cost or market. Cost is determined using a weighted average, first-in, first out method. The Company reviews its inventory valuation each month and writes down the inventory for potential obsolete and damaged inventory. In addition, the finished goods inventory value is reduced to market value when the known sales price is less than the cost of the inventory.

Deferred Taxes

Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

Valuation of Non-Cash Compensation

The Company accounts for its stock-based employee compensation plans under the accounting provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", furnishes the pro forma disclosures required under Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", and applies SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" on a prospective basis for options granted after March 31, 2003.

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

Several management estimates are needed to compute the fair value of the options including anticipated life of the options, risk free interest rates, and volatility of the Company's stock price. Currently, the Company estimates the life of all options granted assuming that the option will remain outstanding and not be exercised until the end of its term. This results in the highest possible value of the option. If the Company were to change its estimate of the option lives to something less than the maximum term, then the fair value expense per share would decrease by approximately $.01 to $.02 per month. If the Company changes its estimate of the volatility percentage, the fair value expense per share would change by approximately $.02 per percentage change in the volatility. If the Company changes its estimate of the interest rate, the fair value expense per share would change by approximately $.04 per percentage change in the interest rate.


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


Year Ended                          March 31, 2004        March 31, 2003      March 31, 2002
----------                          --------------        --------------      --------------
Dividend Yield                          None                  None                 None
Volatility                           41% to 45%            37% to 44%              38%
Risk Free Interest Rate            2.01% to 4.28%        1.71% to 5.03%          4.75%
Expected Lives in Months              36 to 120             60 to 120             120


In addition to non-cash compensation expense related to new option issuances, the Company also records non-cash compensation expense or income in accordance with the Financial Accounting Standards Board Interpretation No. 44 ("FIN 44"). FIN 44 states that when an option is repriced or there is an outstanding loan related to the exercise of an option, it is treated as a variable option and is marked to market each quarter. Accordingly, any increase in the market price of the Company's common stock over the exercise price of the option that was not previously recorded is recorded as compensation expense at each reporting period. If there is a decrease in the market price of the Company's common stock compared to the prior reporting period, the reduction is recorded as compensation income. Compensation income is limited to the original base exercise price (the "Floor") of the options. Each period the Company records non-cash compensation expense or income related to its analysis on approximately
6.8 million option shares. Assuming that the stock price exceeds the Floor on all the variable option shares, a $0.01 increase or decrease in the Company's common stock price results in an expense or income, respectively, of $68,000. Due to the volatility of the market price of its common stock, the Company is incapable of predicting whether this expense will increase or decrease in the future.

NEW ACCOUNTING PRONOUNCEMENTS

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

In December 2003, the FASB issued a revised FASB Interpretation No. 46, "Consolidation of Variable Interest Entities"(FIN 46R), which clarifies how a business enterprise should evaluate whether it has a controlling interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN46R replaces FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" which was issued in January 2003. The application of the requirements of FIN 46R did not have any impact on the Company's financial position or result of operations as the Company does not have any variable interests in variable interest entities.

MATERIAL FUTURE EVENTS

On April 6, 2005, the Series A Preferred Holders have the right to require the Company to redeem the outstanding shares of Series A convertible preferred stock. The redemption price is payable in cash at a price per preferred share equal to the greater of (a) 100% of the preference amount ($48.18 plus accrued dividends) or (b) an amount equal to the aggregate market price on the date of redemption of the common stock that would be then issuable upon conversion of the Series A convertible preferred stock. The market price is based on a five-day average of the closing bid prices for the five trading days prior to the date of redemption.

As of June 25, 2004, there are 41,994 shares of Series A convertible preferred stock outstanding. Assuming that no further conversions were made and the conversion price remained at $1.75, the redemption price of the outstanding Series A convertible preferred stock would be the greater of (a) $2,711,116 (100% of the preference amount plus accrued dividends through April 6, 2005 - $64.56 per share) or (b) the value of 1,549,209 shares of common stock multiplied by the market price on the date of redemption (currently estimated at $3,364,882 using the average of the closing market price of the Company's common stock from June 21, 2004 - June 25, 2004).

The Company is considering a number of alternatives related to the redemption of the Series A convertible preferred stock which, individually or in combination, could resolve the Series A redemption obligations. These alternatives include procuring the necessary funds from operating activities and existing credit facilities, or from additional equity financing, or identifying one or more investors to buy out the Series A Preferred Holders directly and, in connection therewith, extending the date by which the Series A convertible preferred stock must be redeemed, or negotiating an extension of such date with the current Series A Preferred Holders. However, there are no assurances that any of such alternatives will be viable or available to the Company on terms that are acceptable to the Company, or that, even if viable, that the Company will be successful in implementing any of such alternatives. If the Company is required to redeem the outstanding Series A convertible preferred stock and does not have the funds to do so, the Company will be in default of its obligations and the Series A Preferred Holders will be entitled to pursue their remedies against the Company. In addition, any unpaid redemption amount owed to the Series A Preferred Holders shall bear interest at the rate of 3% per month until paid in full.

A default by the Company in its obligations to redeem the Series A convertible preferred stock will also result in a default by the Company under the Textron Loan, which, in turn, will result in a default by the Company under the SouthTrust Loan. In the cases of the Textron Loan and the SouthTrust Loan, the lenders thereunder could exercise their respective rights under their loan documents to, among other things, declare a default under the loans, accelerate the outstanding indebtedness such that it would become immediately due and payable, and pursue foreclosure of the Company's assets which are pledged as collateral for such loans. In such event, it is unlikely that the Company would be able to continue as a going concern.

BUSINESS ENVIRONMENT

The Company is principally engaged in developing, manufacturing and marketing a variety of healthy cheese and dairy related products, as well as other cheese alternatives, and is a leading producer of dairy alternative products made with soy. For the year ended March 31, 2004 ("fiscal 2004"), 71% of the Company's sales were derived from sales of sliced cheese products. However, due to the change in consumers' eating habits toward low-carbohydrate meal preparation, the Company is in the process of diversifying, strengthening and balancing the Company's product segmentation between various forms of cheese such as slices, shreds, and chunks, and in its other non-cheese related products. This diversification will help the Company extend consumer usage occasions beyond lunchtime cheese slices for sandwich usage. For example, the Company may add new products that appeal to younger consumers and have portable functionality (that is, "on-the-go" users).

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

The principal raw material used by the Company is casein, which accounts for approximately 41% of the Company's raw material purchases. As casein is a significant component of the Company's product formulation, the Company is vulnerable to changes in casein pricing over time, which, at times has been volatile. Management will pursue new business models that create less of a dependency on casein and trying to incorporate alternative sources of protein that maintain the integrity of the Company's product benefits, as well as the cost base of producing the Company's products.

Management believes that since the Company has procured a reasonable level of funding and has the working capital and production capacity required to meet consumer demand, it will be able to maintain and improve upon the operating cash flow performance demonstrated in the results during fiscal 2004. To accelerate top line growth and better utilize existing assets, the Company is again pursuing strategic co-pack, private label, and imitation cheese sales in addition to our branded sales focus. Although the Company's expansion of its private label and imitation business may result in a decrease in the Company's overall gross margin percentage, it should contribute incremental gross margin dollars through increased net sales. Management will balance the additional private label and imitation business growth by reinvesting the gross margin obtained from these sales into further developing its core brands. Management plans to build the business by leveraging a "superior" premium brand approach that begins with superior product quality over most of the direct alternative cheese competition. Improved quality versus conventional cheese competition leads to better than expected consumer experiences and thus better market share. This market share leads to an ability to charge premium prices for the Company's branded products and thus deliver enhanced margins. The enhanced margins will be reinvested into the core brands and new products to produce additional earnings.

RESULTS OF OPERATIONS

As a result of the large cash outlays related to a large plant expansion, delays in new product shipment, and a sales mix skewed toward lower margin imitation and private label items in the fiscal year ended March 31, 2001 ("fiscal 2001"), the Company experienced shortfalls in cash that affected nearly every aspect of its operations in the fiscal year ended March 31, 2002 ("fiscal 2002"). This cash constraint on purchasing ingredients forced the Company to eliminate significant amounts of business at the key account level in order to achieve sustainable and adequate case fill and order fill levels. During the year ended March 31, 2003 ("fiscal 2003"), the Company achieved positive cash flow levels through efficiencies in production, purchase discounts, realignment of the sales mix toward branded items, reduction in overall number of items being sold and inventoried, improved customer fulfillment levels, new terms of sale, new customer invoice promotion settlement processes, new trade spending strategies and additional cost reductions through rigorous management. During fiscal 2004, the Company refinanced or paid in full all of its credit facilities, which improved the Company's financial position and reduced interest expense over $1.6 million during fiscal 2004. All excess cash has been used for working capital purposes to improve the Company's operations and financial position.

FISCAL 2004 AS COMPARED TO FISCAL 2003

NET SALES were $36,176,961 and $40,008,769 during fiscal 2004 and fiscal 2003, respectively, a decrease of approximately $3.8 million or 9.6%.

The Company's management has identified several market factors that it believes have had a negative affect on the Company's business. First, consumers' eating habits are changing with the publicly recognized trend toward low-carbohydrate meal preparation during all meals (breakfast, lunch, snack, and dinner). This has led to decreased consumption of items such as bread and the Company's primary complementary product of cheese slices. Second, the number of consumers shopping in the retail grocery and natural food stores is down versus the prior year due to the further national emergence and presence of Wal*Mart superstores and other similar superstores which include extensive grocery operations. The Company's product selection is growing but is still limited at Wal*Mart. Therefore, the Company's sales growth with this account has not been able to fully counter the decline in retail grocery trends. In response to this change in consumer shopping, the Company is redesigning its products and packaging formats to specifically target growth opportunities in the superstore, warehouse club and mass merchandiser markets (such as Wal*Mart, Costco, Kmart, Target, and Sam's Club). Third, the Veggie(TM) brand sales were down due to the Southern California retail grocery labor strike that occurred during fiscal 2004, but has since been resolved.

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

Through March 28, 2004, IRI (Information Resources Incorporated) scanner data, which measures retail grocery consumption, indicates that many of the major competitors in the conventional cheese slice, private label cheese slice and imitation cheese slice cheese segments have all experienced declining consumption versus the same period a year ago in terms of dollar sales. The range in declines is from 1% to 17% depending on the brand and consumer support (that is, advertising, promotion, and brand building efforts). Consumption in dollars of Veggie slices, the Company's major product line, was down approximately 10% in fiscal 2004 compared to fiscal 2003. Alternatively, Veggie consumption in dollars increased approximately 2% in shred form and 5% in chunk form during fiscal 2004 compared fiscal 2003. Management believes this data demonstrates that pressure on Veggie slice consumption is a function of usage occasion and not a result of overall consumer dissatisfaction with the Company's brand.

Additionally, management regularly reviews statistics such as case fill rates and order fill rates. These rates show of every case/item ordered, what percentage was shipped complete and of every order placed, what percentage was shipped 100% complete, respectively. The case fill rate was 99.9% and 97.2% in fiscal 2004 and fiscal 2003, respectively, and the order fill rate was 98.7% and 74.1%, respectively. The high levels of completion on the fill rates indicate that the reduction in sales is a function of external consumer demand and behavior versus internal operational constraints.

Certain key initiatives and tactical actions implemented by the Company's management during the year have helped counter some of the market factors (noted above), which negatively impacted the business. Such key initiatives and tactical actions include but are not limited to:

      1) Created and communicated a new more meaningful brand position for the Company's flagship Veggie(TM) Brand and new products. The recent focus is to highlight the good levels of carbohydrates and protein in the Company's products and to target a broader universe of consumers. The Company is attempting to attract incremental users by convincing prior users and light users of conventional cheese that the Veggie(TM) brand items can satisfy their needs with great tasting nutrition. This is a departure from the Company's past product positioning where physiological and medical requirements were a key driver in why consumers should buy the "healthy alternatives."

      2) Added approximately 15,000 points of new distribution with a focus on slices, shreds, and chunk cheese. During fiscal 2004, it has proved much more difficult than expected to gain points of distribution on the three core items noted above; however, the Company achieved much greater success on new product distribution through crumbles and string cheese. It should be noted that, typically, crumbles and string cheese velocity (sales per point of distribution) is significantly lower than that of the slices, shreds, and chunks, and therefore the Company's new points of distribution were not as productive overall as was anticipated by the Company under its original plan.

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

      5) Improved product quality in terms of taste, color, aroma, and texture on the Company's Veggie(TM)and Rice slices product line.

The Company anticipates that the annual net sales for fiscal 2005 will increase compared to annual net sales for fiscal 2004 based on its plan to take on additional private label and imitation business, while simultaneously initiating marketing programs for the core brands.

In order to positively impact sales volume throughout fiscal 2005, the Company is focusing on three primary areas:

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

      o Due to the completion of the financial restructuring in the first quarter of fiscal 2004, the Company has begun to pursue certain private label opportunities, which it previously turned away or did not pursue earlier due to cash constraints. This will enable the Company to better utilize some of its excess production capacity. These efforts should result in greater operating cash flow and a higher return on invested capital in future periods. As the Company adds certain private label business to its product mix, the Company's gross margin percentage may decrease. However, the overall gross margin dollars should increase due to higher net sales volume.

The Company does not believe that inflation or changing prices had a significant impact on its results of operations for the periods presented.

COST OF GOODS SOLD ("COGS") was $24,864,289 (69% of net sales) and $28,080,188 (70% of net sales) during fiscal 2004 and fiscal 2003, respectively, a decrease of approximately $3.2 million or 11.5%. Approximately $1.8 million of the decrease is the result of lower variable expenses such as direct materials, direct labor and direct overhead required as a function the decrease in sales as discussed above. Approximately $1 million is the result of lower raw material costs due to a change in product mix and lower prices in the Company's key ingredients. The Company saw an 8% decrease in the price of casein, the Company's primary ingredient in a majority of its products, in fiscal 2004 compared to fiscal 2003, resulting in a savings in excess of $500,000. Based on current pricing trends with its suppliers, management expects to see substantial increases in its casein prices in the first half of fiscal 2005. A 5% increase in casein prices would result in an annual cost increase of approximately $307,000 assuming the same amount of pounds purchased as in fiscal 2004. Management is striving to offset these cost increases with efficiencies in production and cost savings in the purchase of other raw materials, along with substituting additional sources of protein into its products. Additionally, management plans to pass some of the cost increases down to the consumer through increases in the sales price of certain products. Management monitors its costs and production efficiencies through various ratios including pounds produced per hour and cost per pound sold and uses these ratios to make decisions in purchasing, production and setting sales prices. Due to certain production efficiencies gained during fiscal 2004, the Company reduced direct labor costs by nearly $300,000.

SELLING EXPENSE was $4,981,996 (14% of net sales) and $4,958,272 (12% of net sales) during fiscal 2004 and fiscal 2003, respectively, an increase of $23,724 or 0.5%. The Company recorded an increase of approximately $414,000 in advertising costs. These costs were limited in fiscal 2003 due to the prior financial constraints of the Company, but increased in fiscal 2004 with renewed emphasis on print, radio and television advertisement. The Company noted a decrease of approximately $298,000 in brokerage costs and $117,000 in promotional costs, which correspond to the decrease in sales in fiscal 2004. The Company expects that selling expenses should increase in fiscal 2005 as a function of the anticipated increase in net sales.

DELIVERY expense was $1,877,682 (5% of net sales) and $2,008,638 (5% of net sales) during fiscal 2004 and fiscal 2003, respectively, a decrease of $130,956 or 6.5%. Since delivery expense is primarily a function of sales, nearly all of the decrease is a result of the decrease in sales as discussed above. Historically, delivery expenses approximate 5% of net sales each period. Unless offset by price savings from shipping larger loads, the Company anticipates that delivery costs will increase as a percentage of sales in the future periods due to higher fuel prices and rate changes in anticipation of the new laws regarding limitation of driver hours. The Company anticipates an increase from the current 5% to 6% of net sales.

NON-CASH COMPENSATION RELATED TO OPTIONS AND WARRANTS

                                                                  YEARS ENDED MARCH 31,
                                                                   2004            2003
                                                               -------------   --------------
      Notes Receivable for Common Stock                       $        --     $  (3,060,000)
      Option and Warrant Repricing                                  8,001                --
      Option and Warrant Issuances                                643,272           153,238
                                                               -------------   --------------

          Total Non-Cash Compensation (Income)/Expense        $   651,273     $  (2,906,762)
                                                               =============   ==============

The Company values the non-cash compensation related to its securities on three primary items:

      a. Notes Receivable for Common Stock

      The Financial Accounting Standards Board issued Interpretation No. 44 ("FIN 44"), which clarifies the application of APB Opinion 25 relating to the accounting consequences of various modifications to fixed stock options. FIN 44 covers specific events that occurred after December 15, 1998 and was effective as of July 2, 2000. FIN 44 clarified that when an option is repriced, it is treated as a variable option and is marked to market each quarter. Accordingly, any increase in the market price of the Company's common stock over the exercise price of the options that was not previously recorded is recorded as compensation expense at each reporting period. If there is a decrease in the market price of the Company's common stock compared to the prior reporting period, the reduction is recorded as compensation income. Compensation income is limited to the original base exercise price (the "Floor") of the options. In accordance with FIN 44, the underlying shares related to the $12,772,200 note receivable from the Company's founder, Angelo S. Morini, are treated as variable due to the nature of the note being non-interest bearing and non-recourse. The Floor for the underlying shares is $4.38 per share. There was no non-cash compensation expense or income related to these shares recorded during fiscal 2004 as the price of the Company's common stock at the beginning and end of the period was below the Floor. The Company recorded non-cash compensation income of $3,060,000 for fiscal 2003 based on the decrease in the market price of the Company's common stock from $5.43 at March 31, 2002 to $1.87 at March 31, 2003. The Company did not record any further non-cash compensation income once the stock price fell below the Floor of $4.38. Due to the volatility of the market price of its common stock, the Company is incapable of predicting whether this expense will increase or decrease in the future. If the Company's stock price is above the Floor of $4.38, a $0.01 increase or decrease in the Company's common stock price results in an expense or income, respectively, of $29,143.

      b. Option and Warrant Repricing

      On October 11, 2002, the Company repriced all outstanding options granted to employees prior to October 11, 2002 (4,284,108 shares at former prices ranging from $2.84 to $10.28) to the market price of $2.05 per share. In addition, the Company repriced the outstanding warrants held by current consultants as of October 11, 2002 (291,429 shares at former prices ranging from $3.31 to $5.50) to the market price of $2.05 per share. This stock option repricing resulted in variable accounting treatment (as discussed under Notes Receivable for Common Stock above) for these stock options beginning with the quarter ended December 31, 2002 and such variable accounting treatment will continue until the related options have been cancelled, expired or exercised. On December 4, 2002, as a result of discussions and negotiations with certain major shareholders, the Company's founder, Angelo S. Morini, agreed to reverse the repricing of his 3,692,035 options for the purpose of improving shareholder value and lessening potential financial statement expense. Although the exercise prices of the options were reversed back to their original amounts, the Company is still required to account for any outstanding options related to these reversed-repriced options in accordance with variable accounting standards each period.

      The Company recorded non-cash compensation expense of $8,001 related to these variable options and warrants for the year ended March 31, 2004. There was no compensation expense recorded for the year ended March 31, 2003, as the market price of the Company's stock was less than the $2.05 Floor. The remaining outstanding variable options and warrants as of March 31, 2004 were 3,882,092. Assuming no further options or warrants are exercised or cancelled and all are vested and the Company's stock price is above the lowest Floor of $2.05, a $0.01 increase or decrease in the Company's common stock price results in an expense or income, respectively, up to $38,821.

      c. Option and Warrant Issuances

      During fiscal 2004, 2003, and 2002, the Company recorded $643,272, $153,238, and $413,662, respectively, as non-cash compensation expense related to stock, options and warrants that were issued to and vested by employees, officers, directors and consultants. This expense is included in non-cash compensation in the Company's Statements of Operations.

EMPLOYMENT CONTRACT EXPENSE - In October 2003, the Company and Angelo S. Morini created a Second Amended and Restated Employment Agreement, which agreement is described under Item 11 of Part III, "Executive Compensation". The Company accrued and expensed the five-year cost of this agreement in the quarter ended December 31, 2003. The total estimated costs expensed under this agreement are $1,830,329 of which $170,882 was paid during fiscal 2004 and $1,659,447 remained unpaid but accrued ($366,305 as short-term accrued liabilities and $1,293,142 as long-term liabilities) as of March 31, 2004. The long-term portion will be paid out in nearly equal monthly installments ending in October 2008.

GENERAL AND ADMINISTRATIVE expenses were $3,303,030 and $3,570,889 during fiscal 2004 and fiscal 2003, respectively, a decrease of $267,859 or 7.5%. During fiscal 2004, there was an increase of approximately $132,000 in legal fees due to the Schreiber lawsuit, refinancing activities and additional reporting requirements during the fiscal 2004. Additionally, the Company had an increase of approximately $183,000 in director and related insurance expenses due to the expanded Board of Directors and their activity in the fiscal 2004. These increases were offset by decreases of approximately $115,000 in consulting fees, $106,000 in personnel costs, $67,000 in bad debt write-offs, $50,000 in bank charges, $44,000 in audit fees, and general allocation costs such as rent, depreciation and telephone charges of approximately $200,000. Management is anticipating further declines in general and administrative expenses in fiscal 2005 due to continued reductions in general overhead costs for rent and depreciation along with a decrease in personnel expenses based on the amended employment agreement with Angelo S. Morini as described above. Additionally, management believes that legal fees should decrease significantly now that the Schreiber lawsuit has been fully resolved.

RESEARCH AND DEVELOPMENT expenses were $260,410 and $232,552 during fiscal 2004 and fiscal 2003, respectively, an increase of $27,858 or 12.0%. These increases are primarily the result of an increase in quality control testing as required by the Company and its customers in addition to salary and benefit cost increases. The Company anticipates minimal increases to research and development in future periods mainly related to increasing personnel costs.

INTEREST EXPENSE was $1,361,606 and $2,923,215 during fiscal 2004 and fiscal 2003, respectively, a decrease of $1,561,609 or 53.4%. During fiscal 2003, the Company amortized to interest expense $614,230 related to debt discounts on its prior mezzanine loan from FINOVA Mezzanine Capital, Inc. ("FINOVA Mezzanine"). This non-cash amortization ended in September 2002 and did not occur during fiscal 2004. The Company also noted a decrease in loan costs of approximately $413,722 in fiscal 2004 due to the lower fees charged under the Textron credit facility compared to the FINOVA credit facility. The remaining decrease in interest expense was the result of lower debt balances, and lower interest rates on the outstanding debt balances partly due to a reduction in the average prime rate during fiscal 2004 compared to fiscal 2003. See "Debt Financing" below for further detail on the Company's outstanding debts and interest rates thereon.

FISCAL 2003 AS COMPARED TO FISCAL 2002

SALES for fiscal 2003 decreased by 7% from fiscal 2002, reflecting the reduction of lower margin business during fiscal 2003. Sales in the fourth quarter of fiscal 2003 were $10,213,005 reflecting a 3% increase over fourth quarter sales in fiscal 2002 and a 5% increase from the sales in the third quarter of fiscal 2003. While the Company has experienced positive cash flows in fiscal 2003, it has used this cash to improve the balance sheet by paying down debt and payables rather than increasing inventory for sale. As a result of the constraints put on ingredient, packaging and finished goods availability, the Company made a strategic decision to downsize sales volume in an effort to increase its margins. The product mix shift to focus on higher-margin brand name products under the Veggie(TM) and Soyco(R) brands, required the Company to turn away certain private label and other lower margin, non-branded business. While both the customer and consumer demand (as measured by IRI Scan Data for Grocery stores and SPINS Scan Data for Natural Food stores) for the Company's products and private label business remained strong, sales growth was maintained at lower levels so that the Company could improve margins on its core items and grow profitably. The Company does not believe that inflation or changing prices had a significant impact on its results of operations for the periods presented.

COST OF GOODS SOLD ("COGS") was $28,080,188 representing 70% of net sales for fiscal 2003, compared with $35,276,362 or 82% of net sales for fiscal 2002. There was an overall decrease in costs of $7,196,174 in fiscal 2003 compared to fiscal 2002. This decrease in cost is primarily the result of several factors, including: (a) a 7% decrease in raw materials required for operations from the previous fiscal year (a decrease of $3 million) due to the 7% decrease in sales described above; (b) the completed installation of the new equipment which resulted in a substantial decrease in the number of production personnel late in fiscal 2002 and caused labor-related expenses to decrease by approximately $900,000 in fiscal 2003 as compared to fiscal 2002; (c) the non-recurrence of a $600,000 inventory write-off which occurred in fiscal 2002 due to the Company's decision to decrease its product mix to 200 core items that constituted nearly 98% of sales; and (d) a decrease in raw material costs due to improved vendor relations, lower raw material costs and purchase discounts.

By fiscal 2003, the equipment was fully operational, the labor crews were trained, ingredient and packaging supply was consistent, and fewer number of core items were being produced, based on specific sales forecasting. Therefore, the Company experienced longer production runs, and improved run rates with more, high-quality product produced per hour. This resulted in the Company's gross margin increasing from 18% in fiscal 2002 to 30% in fiscal 2003.

SELLING expenses decreased by $3,615,685 (42%) for fiscal 2003 compared to fiscal 2002. The Company decreased advertising and promotional expenses by approximately $155,000 and $2,101,000, respectively, in fiscal 2003 as compared to fiscal 2002. In fiscal 2002, more effort was directed to provide incentives to our direct customers for brand item purchases, in addition to discounts offered to maintain current relationships with brokers and customers. The Company also experienced a decrease of approximately $933,000 in brokerage and salary costs directly attributable to deployment of more focused, productive key account selling strategies and tactics and to the reduction in sales. The remainder of the decrease was caused by improved administrative efficiencies and a reduction in travel expenses.

DELIVERY expenses decreased 19% during fiscal 2003 compared to fiscal 2002. The decrease in delivery costs is due as result of the decrease in net sales and due to a diversification in shipping carriers resulting in lower prices per shipment.

NON-CASH COMPENSATION RELATED TO OPTIONS AND WARRANTS

                                                                     YEARS ENDED MARCH 31,
                                                                     2003              2002
                                                               ----------------   ---------------
      Notes Receivable for Common Stock                       $   (3,060,000)    $    1,960,000
      Option and Warrant Issuances                                   153,238            413,662
                                                               ----------------   ---------------
          Total Non-Cash Compensation (Income)/Expense        $   (2,906,762)    $    2,373,662
                                                               ================   ===============


Non-cash compensation related to options and warrants showed income of $2,906,762 and an expense of $2,373,662 for fiscal 2003 and 2002, respectively. The Financial Accounting Standards Board issued Interpretation No. 44 ("FIN 44"), which clarifies the application of APB Opinion 25 relating to the accounting consequences of various modifications to fixed stock options. FIN 44 states that when an option is repriced, it is treated as a variable option and is marked to market each quarter. Accordingly, any increase in the market price of the Company's common stock over the exercise price of the options, that was not previously recorded, is recorded as compensation expense at each reporting period. If there is a decrease in the market price of the Company's common stock compared to the prior reporting period, the reduction is recorded as compensation benefit. Compensation benefit is limited to the original base exercise price of the options. During fiscal 2003, the market price of the Company's common stock decreased from $5.43 at March 31, 2002 to $1.87 at March 31, 2003. In accordance with FIN 44, the underlying shares related to the $12,772,200 note receivable from Angelo S. Morini, the Company's Founder, are treated as variable due to the nature of the note being non-interest bearing and non-recourse. Therefore, the Company recorded a $3,060,000 decrease in the non-cash compensation based on the change in the market price of the Company's common stock from $5.43 to the floor of $4.38 (the average base exercise price of the shares). The Company also recorded a $153,238 expense related to the fair value of warrants issued for consulting services.

On October 11, 2002 through unanimous consent of the Board of Directors, the Company repriced all outstanding options granted to employees prior to this date (4,284,108 shares at former prices ranging from $2.84 to $10.28) to the market price of $2.05 per share. In addition, the Company repriced the outstanding warrants held by current consultants prior to this date (291,429 shares at former prices ranging from $3.31 to $5.50) to the market price of $2.05 per share. This stock option repricing resulted in variable accounting treatment for these stock options beginning with the quarter ended December 31, 2002 until the related options have been cancelled, expired or exercised. On December 4, 2002, as a result of discussions and negotiations with certain major shareholders, the Company's Founder agreed to reverse the repricing of his 3,692,035 options for the purpose of improving shareholder value and lessening potential financial statement expense. Although the exercise prices of the options were reversed back to their original amounts, the Company is still required to account for any outstanding options related to these reversed-repriced options and any new options issued to the Company's Founder prior to June 4, 2003 in accordance with variable accounting standards each quarter.

The remaining variable options and warrants as of March 31, 2003 were 3,612,770 of which none were vested and "in-the-money" based on the Company's closing stock price of $1.87 on March 31, 2003. Therefore, there is no non-cash compensation expense recorded in fiscal 2003 related to these variable options and warrants.

GENERAL AND ADMINISTRATIVE expenses decreased $1,777,624 (33%) during fiscal 2003, as compared to fiscal 2002. The decrease was due to a $798,000 decrease in bad debt expense and a $162,000 decrease in personnel costs along with a general reduction in standard administrative expenses due to cost cutting measures implemented at the end of fiscal 2002. Additionally, fiscal 2002 expenses were higher than fiscal 2003 due to $547,000 in unused advertising trade credits that the Company wrote off in the fourth quarter of fiscal 2002.

RESEARCH AND DEVELOPMENT expenses decreased 11% during fiscal 2003 compared to fiscal 2002. The decrease resulted primarily from a reduction in personnel costs during fiscal 2003.

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

LIQUIDITY AND CAPITAL RESOURCES

                                                                    YEARS ENDED MARCH 31,
                                            ---------------------------------------------------------------------
                                                        2004              2003            CHANGE          %
                                            ---------------------------------------------------------------------
         CASH PROVIDED BY OPERATING                  2,236,350         1,175,875         1,060,475       90.2%
         ACTIVITIES
                                            -------------------------------------------------------
         CASH USED IN INVESTING ACTIVITIES           (231,778)         (100,026)         (131,752)     (131.7%)
                                            =======================================================
         CASH USED IN FINANCING
         ACTIVITIES                                (1,556,491)       (1,074,419)         (482,072)      (44.9%)
                                            =======================================================

OPERATING ACTIVITIES - During fiscal 2004, the Company received cash from operating activities of $2,236,350, which is an increase in cash of $1,060,475 over the previous fiscal year. The increase in cash from operations is primarily attributable to continued reductions in accounts receivable and inventory levels in fiscal 2004 compared to fiscal 2003. Management is continually reviewing its collection practices and inventory levels to maximize its cash flow from operations. The Company expects to maintain positive cash flows from operations during fiscal 2005.

INVESTING ACTIVITIES - Net cash used in investing activities totaled $231,778 for in fiscal 2004 compared to $100,026 in fiscal 2003. The Company used cash of $221,585 and $214,003 to purchase equipment in fiscal 2004 and 2003, respectively. Additionally, the Company received $113,977 in cash due to a decrease in its deposits and other assets during fiscal 2003. The Company does not anticipate any large capital expenditures during fiscal 2005 that would exceed the levels shown in fiscal 2004.

FINANCING ACTIVITIES - Net cash flows used in financing activities were $1,556,491 and $1,074,419 for fiscal 2004 and 2003. During the first quarter of fiscal 2004, the Company raised $3,850,000 through the issuance of common stock and $2,000,000 from a new term loan with SouthTrust Bank, as described below. The Company used $4,000,000 of these proceeds to pay in full the principal balance owed to FINOVA Mezzanine. The remaining proceeds were used to further reduce the Company's book overdrafts, accounts payable and debt balances. Additionally, the Company obtained from Textron Financial Corporation a revolving credit facility that replaced the Company's asset-based credit facility with FINOVA Capital on May 30, 2003, which had an outstanding principal balance of $4,254,667 at the time of replacement, as further described below.

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

DEBT FINANCING

Effective May 30, 2003, the Company obtained from Textron Financial Corporation ("Textron") a revolving credit facility (the "Textron Loan") in the maximum principal amount of $7,500,000 pursuant to the terms and conditions of a Loan and Security Agreement dated May 27, 2003 (the "Loan Agreement"). The Textron Loan replaced the Company's asset-based credit facility with FINOVA Capital on May 30, 2003, which had an outstanding principal balance of $4,254,667 at the time of replacement. The Textron Loan is secured by the Company's inventory, accounts receivable and all other assets. Generally, subject to the maximum principal amount which can be borrowed under the Textron Loan and certain reserves that must be maintained during the term of the Textron Loan, the amount available under the Textron Loan for borrowing by the Company from time to time is equal to the sum of (i) eighty-five percent (85%) of the net amount of its eligible accounts receivable plus (ii) sixty percent (60%) of the Company's eligible inventory not to exceed $3,500,000. Advances under the Textron Loan bear interest at a variable rate, adjusted on the first (1st) day of each month, equal to the prime rate plus one and three-quarter percent (1.75%) per annum (5.75% at March 31, 2004) calculated on the average cash borrowings for the preceding month. The Textron Loan matures and all amounts are due and payable in full on May 26, 2006. As of March 31, 2004, the outstanding principal balance on the Textron Loan was $4,605,277.

The Textron Loan described above contains certain financial and operating covenants. In August 2003, the Company notified Textron that it had failed to comply with the fixed charge coverage ratio in June 2003. Pursuant to a certain Waiver Letter dated August 13, 2003, Textron agreed to waive the requirement to meet the fixed charge coverage ratio for each monthly period through September 30, 2003. Additionally, Textron agreed that after August 13, 2003, all of the financial covenants required of the Company under Section 7.6 of the Loan Agreement will be measured and tested on a quarterly rather than monthly basis. Due to the $1.8 million charge to operations related to the Amended and Restated Employment Agreement for Angelo Morini, the Company fell below the requirement for the adjusted tangible net worth and the fixed charge coverage ratio covenants for the quarter ended December 31, 2003. Pursuant to a Second Amendment to the Loan Agreement dated June 25, 2004, which is effective as of December 31, 2003, Textron changed the definitions on the covenants to exclude accrued but unpaid costs related to the above mentioned Employment Agreement. Based on the revised definitions, the Company was in compliance with all covenants under the Loan Agreement for the quarter ended December 31, 2003 and the year ended March 31, 2004. The Company anticipates that it will be in compliance with these ratios, as amended, through the remainder of the loan period.

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

Simultaneous with the closing of the Textron Loan in May 2003, SouthTrust Bank extended the Company a new term loan in the principal amount of $2,000,000. This loan was consolidated with the Company's March 2000 term loan with SouthTrust Bank, which had a then outstanding principal balance of $8,131,985 for a total term loan amount of $10,131,985. The revised term loan bears interest at SouthTrust Bank's prime rate of interest plus 1% (5% at March 31, 2004), and is due in increasing principal installments by June 2009. Each month, the Company will pay the accrued interest on the loan plus principal amounts as follows:
$75,000 from May 2004 to June 2004,  $110,000  from July 2004 to June 2005,  and
$166,250 from July 2005 until maturity in June 2009. This note is secured by all of the Company's equipment and certain related assets. The proceeds of the new term loan, together with the proceeds from certain sales of the Company's common stock conducted in May 2003, were used to repay the Company's $4,000,000 mezzanine loan from FINOVA Mezzanine. The balance outstanding on this new term loan as of March 31, 2004 was $9,381,985.

The SouthTrust term loan described above contains certain financial and operating covenants. Due to the $1.8 million charge to operations related to the Amended and Restated Employment Agreement for Angelo Morini, the Company fell below the requirement for the tangible net worth covenant for the quarter ended December 31, 2003. Pursuant to a Loan Modification letter dated May 21, 2004, SouthTrust changed the definitions in its loan covenants to exclude accrued but unpaid costs related to the above mentioned Employment Agreement. Additionally, SouthTrust waived the Company's need to comply with the Maximum Funded Debt to EBITDA ratio for the year ended March 31, 2004. Based on the revised definitions and the waiver, the Company was in compliance with all covenants under the Loan Agreement for the quarter ended December 31, 2003 and the year ended March 31, 2004. The Company anticipates that it will be in compliance with these ratios, as amended, through the remainder of the loan period. Additionally, the Loan Modification letter dated May 21, 2004 established a pricing matrix which will tie the interest rate charged on the term loan to the Company's performance related to its funded debt to EBITDA ratio. Beginning October 1, 2004, the interest rate may be adjusted quarterly depending on the Company's ratio at the end of the prior quarter. Interest will be assessed in the range of prime to prime plus 1.25% according to the Company's performance. SouthTrust charged a fee of $50,000 to make the all of the above modifications to the term loan. The Company's management believes that it will be able to offset a substantial portion of this fee in future periods by securing lower interest rates related to improved ratios. The fee is payable in four installments between June and December 2004.

In October 2000, the Company obtained a $1.5 million bridge loan from SouthTrust Bank, which is guaranteed by Angelo S. Morini, the Company's founder, and secured by the pledge of one million shares of the Company's common stock owned by him. Interest on this note was at the prime rate. This loan was paid in full in February 2004 and the collateral shares were released by SouthTrust to the Company.

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

As of March 31, 2004, the Series A Preferred Holders had converted 28,752 shares of the Series A convertible preferred stock plus accrued dividends, into 1,084,844 shares of common stock. The conversion prices ranged from $1.3633 to $1.75 and were based on the lower of (a) 95% of the average of the two lowest closing bid prices on the AMEX for the fifteen trading days immediately prior to conversion or (b) $1.75. From April 1, 2004 through June 25, 2004, the Series A Preferred Holders converted 1,900 shares of the Series A convertible preferred stock, plus accrued dividends, into 66,752 shares of common stock at a conversion price of $1.75.

The Series A Preferred Holders have the right to require the Company to redeem their shares of Series A convertible preferred stock on April 6, 2005. The redemption price shall be paid in cash at a price per preferred share equal to the greater of (a) 100% of the preference amount ($48.18 plus accrued dividends) or (b) an amount equal to the aggregate market price on the date of redemption of common stock that would be then issuable upon conversion of the Series A convertible preferred stock. The market price is based on a five-day average of the closing bid prices for the five trading days prior to the date of redemption. As of June 25, 2004, there are still 41,994 shares of the Series A convertible preferred stock outstanding. Assuming that no further conversions were made and the conversion price remained at $1.75, the redemption price of the outstanding Series A convertible preferred stock would be the greater of (a) $2,711,116 (100% of the preference amount plus accrued dividends through April 6, 2005 - $64.56 per share) or (b) the value of 1,549,209 shares of common stock multiplied by the market price on the date of redemption (currently estimated at $3,364,882 using the average of the closing market price of the Company's common stock from June 21, 2004 - June 25, 2004). Any unpaid amount after April 6, 2005 shall bear interest at the rate of 3% per month until paid in full.

On November 7, 2002, the Series A Preferred Holders exercised their right under the Series A Preferred Stock and Warrants Purchase Agreement the "Series A Purchase Agreement") to require the Company to solicit the approval of its shareholders for the Company's issuance of all of the shares of common stock potentially issuable upon conversion of the Series A convertible preferred stock in full and the exercise of their warrants. The Company was required to hold a shareholders meeting to solicit such approval on or before February 5, 2003. In accordance with the Stock Purchase Option Agreement described below, the Series A Preferred Holders agreed, among other things, to extend the deadline to September 30, 2003. On September 30, 2003, the Company's shareholders, by majority vote, approved the issuance by the Company of all required common stock in the event of a conversion of the Company's Series A convertible preferred stock and upon the exercise of certain warrants held by the Series A Preferred Holders.

On April 24, 2003, the Company and the Series A Preferred Holders entered into that certain Stock Purchase Option Agreement, whereby the Company was granted the option to purchase all of the shares of the Series A convertible preferred stock owned by such holders. The option expired on September 30, 2003. Pursuant to such agreement, the Series A Preferred Holders also agreed to extend the Company's required date to hold a shareholders meeting to September 30, 2003. In exchange for the option and the extension of the annual meeting date, the Company issued warrants to purchase 250,000 shares of the Company's common stock to each BH Capital Investments, L.P. and Excalibur Limited Partnership. These warrants are exercisable until July 15, 2006 at an exercise price equal to $2.00 per share, which price was greater than the market value of the Company's common stock on April 24, 2003. These warrants were included on a Registration Statement on Form S-3, SEC File No. 333-109649, which was filed on October 10, 2003 and declared effective on November 18, 2003. In accordance with SFAS 123, the fair value of these warrants was estimated at $230,000 and was recorded as non-cash compensation expense in the first quarter of fiscal 2004.

In accordance with an exemption from registration under Regulation D promulgated under the Securities Act of 1933, as amended, and pursuant to seven Securities Purchase Agreements dated May 21, 2003, the Company sold and issued a total of 2,138,891 shares of its common stock at a price per share equal to $1.80 for aggregate gross proceeds to the Company of $3,850,000. These securities were included on a Registration Statement on Form S-3, SEC File No. 333-109649, which was filed on October 10, 2003 and declared effective on November 18, 2003. Sales to related parties under the Securities Purchase Agreements include: 555,556 shares of common stock sold at an aggregate sales price of $1,000,000 to Frederick DeLuca, a greater than 5% shareholder; 55,556 shares of common stock sold at an aggregate sales price of $100,000 to David H. Lipka, a Director of the Company; 83,333 and 55,556 shares of common stock sold at an aggregate sales price of $150,000 and $100,000, respectively, to Ruggieri of Windermere Family Limited Partnership and Ruggieri Financial Pension Plan, respectively, each an affiliate of John Ruggieri, the Company's former Vice President of Manufacturing; 1,111,112 shares of common stock sold at an aggregate sales price of $2,000,000 to Fromageries Bel S.A., a leading branded cheese company in Europe which signed a Master Distribution and Licensing Agreement effective May 22, 2003 with the Company. Sales to non-related parties under the Securities Purchase Agreements include: 138,889 shares of common stock sold at an aggregate sales price of $250,000 Apollo Capital Management Group; and 138,889 shares of common stock sold at an aggregate sales price of $250,000 Apollo MicroCap Partners, L.P.

The Company used $2,000,000 of the proceeds generated from these May 2003 private placements to pay down the balance of the Company's mezzanine loan from FINOVA Mezzanine. The Company then applied the additional proceeds from the new loan from SouthTrust Bank, as discussed above, to pay the remaining $2,000,000 on the FINOVA Mezzanine loan. The Company utilized the remainder of the private placement proceeds for working capital and general corporate purposes.

Management believes that with the proceeds received in connection with its revised credit facilities and equity financings together with cash flow from current operations, the Company will have enough cash to meet its current liquidity needs for general operations through March 31, 2005.

On April 6, 2005, the Series A Preferred Holders have the right to require the Company to redeem the outstanding shares of Series A convertible preferred stock for cash. Assuming that no further conversions of the Series A convertible preferred stock are made after the date hereof, the cost to the Company to redeem the outstanding Series A convertible preferred stock could be in excess of $3,500,000.

The Company is considering a number of alternatives related to the redemption of the Series A convertible preferred stock which, individually or in combination, could resolve the Series A redemption obligations. These alternatives include procuring the necessary funds from operating activities and existing credit facilities, or from additional equity financing, or identifying one or more investors to buy out the Series A Preferred Holders directly and, in connection therewith, extending the date by which the Series A convertible preferred stock must be redeemed, or negotiating an extension of such date with the current Series A Preferred Holders.

If the Company is required to redeem the outstanding Series A convertible preferred stock and does not have the funds to do so, the Company will be in default of its obligations and the Series A Preferred Holders will be entitled to pursue their remedies against the Company. In addition, any unpaid redemption amount owed to the Series A Preferred Holders shall bear interest at the rate of 3% per month until paid in full.

A default by the Company in its obligations to redeem the Series A convertible preferred stock will also result in a default by the Company under the Textron Loan, which, in turn, will result in a default by the Company under the SouthTrust Loan. In the cases of the Textron Loan and the SouthTrust Loan, the lenders thereunder could exercise their respective rights under their loan documents to, among other things, declare a default under the loans, accelerate the outstanding indebtedness such that it would become immediately due and payable, and pursue foreclosure of the Company's assets which are pledged as collateral for such loans. In such event, it is unlikely that the Company would be able to continue as a going concern. The issue related to the Series A convertible preferred stock is a key item on the agenda of the Company's Board of Directors and substantial attention is being focused on resolving this issue during fiscal 2005.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The Company leases its operating facilities and certain equipment under operating and capital leases, expiring at various dates through fiscal year 2010. In addition, the Company has several loan obligations as described in detail above. The table below summarizes the principal balances of the Company's obligations for indebtedness and lease obligations as of March 31, 2004 in accordance with their required payment terms:

                                                                     Payments due by period
                                        --------------------------------------------------------------------------
Contractual Obligations                     Total            2005        2006-2007      2008-2009     Thereafter
------------------------------------------------------------------------------------------------------------------
 Textron credit facility (1)            $  4,605,277    $  4,605,277   $         --   $         --   $         --
 SouthTrust Bank term loan                 9,381,985       1,140,000      3,821,250      3,990,000        430,735
 Series A convertible preferred stock(2)          --              --             --             --             --
 Capital Lease Obligations                   436,399         231,432        183,893         21,074             --
 Operating Lease Obligations               2,349,094         746,608        928,960        581,757         91,769
                                        -------------------------------------------------------------------------
      Total                             $ 16,772,755    $  6,723,317   $  4,934,103   $  4,592,831   $    522,504
                                        =========================================================================

(1) In accordance with EITF 95-22, "Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that involve both a Subjective Acceleration Clause and a Lock-Box Arrangement," the $4,605,277 balance owed to Textron is reflected as current on the balance sheet and in the above schedule. However, per the Textron Loan Agreement, the balance is not due until May 26, 2006.

(2) In fiscal 2006, the Company may be required to redeem the outstanding Series A convertible preferred stock on April 6, 2005 in accordance with the terms discussed above.

On May 22, 2003, the Company entered into a Master Distribution and Licensing Agreement with Fromageries Bel S.A., a leading branded cheese company in Europe who is a greater than 5% shareholder in the Company. The agreement became effective upon the closing of the Textron Loan, the new $2 million loan from SouthTrust Bank and the private placements described above. Under the agreement, the Company has granted Fromageries Bel S.A. exclusive distribution rights for the Company's products in a territory comprised of the European Union States and to more than 21 other European countries and territories (the "Territory"). The Company has also granted Fromageries Bel S.A. the exclusive option during the term of the agreement to elect to manufacture the products designated by Fromageries Bel S.A. for distribution in the Territory. The term of the agreement is ten years, provided that either of the parties may elect to terminate the agreement by delivery of notice to the other between March 24, 2007 and May 22, 2007, which termination shall be effective as of first anniversary of the date of the notice of termination. Alternatively, the parties may mutually agree to continue operating under the agreement, to convert the agreement to a manufacturing and license agreement, or to terminate the agreement.

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

WE HAVE AN OBLIGATION TO REDEEM OUR OUTSTANDING SERIES A PREFERRED STOCK ON APRIL 6, 2005 AND WE MAY NOT HAVE THE FUNDS TO DO SO.

On April 6, 2005, the Series A Preferred Holders have the right to require that we redeem the outstanding shares of Series A convertible preferred stock. The redemption price is payable in cash at a price per preferred share equal to the greater of (a) 100% of the preference amount ($48.18 plus accrued dividends) or
(b) an amount equal to the aggregate market price on the date of redemption of the common stock that would be then issuable upon conversion of the Series A convertible preferred stock. The market price is based on a five-day average of the closing bid prices for the five trading days prior to the date of redemption.

,
As of June 25, 2004, there are 41,994 shares of Series A convertible preferred stock outstanding. Assuming that no further conversions were made and the conversion price remained at $1.75, the redemption price of the outstanding Series A convertible preferred stock would be the greater of (a) $2,711,116 (100% of the preference amount plus accrued dividends through April 6, 2005 - $64.56 per share) or (b) the value of 1,549,209 shares of common stock multiplied by the market price on the date of redemption (currently estimated at $3,364,882 using the average of the closing market price of our common stock from June 21, 2004 - June 25, 2004).

We are considering a number of alternatives related to the redemption of the Series A convertible preferred stock which, individually or in combination, could resolve the Series A redemption obligations. These alternatives include procuring the necessary funds from operating activities and existing credit facilities, or from additional equity financing, or identifying one or more investors to buy out the Series A Preferred Holders directly and, in connection therewith, extending the date by which the Series A convertible preferred stock must be redeemed, or negotiating an extension of such date with the current Series A Preferred Holders. However, there are no assurances that any of such alternatives will be viable or available to us on acceptable terms, or, even if a viable alternative is available, that we will be successful in implementing any such alternative. If we are required to redeem the outstanding Series A convertible preferred stock and do not have the funds to do so, we will be in default of our obligations and the Series A Preferred Holders will be entitled to pursue their remedies against us. In addition, any unpaid redemption amount owed to the Series A Preferred Holders shall bear interest at the rate of 3% per month until paid in full.

A default by us in our obligations to redeem the Series A convertible preferred stock will also result in our default under the Textron Loan, which, in turn, will result in a default under the SouthTrust Loan. In the cases of the Textron Loan and the SouthTrust Loan, the lenders thereunder could exercise their respective rights under their loan documents to, among other things, declare a default under the loans, accelerate the outstanding indebtedness such that it would become immediately due and payable, and pursue foreclosure of our assets, which are pledged as collateral for such loans. In such event, it is unlikely that we would be able to continue as a going concern.

WE MAY ISSUE SECURITIES WITH RIGHTS SUPERIOR TO THOSE OF THE COMMON STOCK, WHICH COULD MATERIALLY LIMIT THE OWNERSHIP RIGHTS OF EXISTING STOCKHOLDERS.

We may offer debt or equity securities in private and/or public offerings in order to raise working capital and to refinance our debt. The board of directors has the right to determine the terms and rights of any debt securities and preferred stock without obtaining further approval of the stockholders. It is likely that any debt securities or preferred stock that we sell would have terms and rights superior to those of the common stock and may be convertible into common stock. Any sale of securities could adversely affect the interests or voting rights of the holders of common stock, result in substantial dilution to existing stockholders, or adversely affect the market price of our common stock.

WE CANNOT CONTROL THE TIMING OR VOLUME OF SALES OF A SUBSTANTIAL NUMBER OF SHARES OF OUR COMMON STOCK.

As of June 25, 2004, approximately 7,000,000 shares of the 15,724,073 shares of our issued and outstanding common stock were freely tradable (unless acquired by one of our "affiliates") under the Securities Act of 1933. All of the shares which are not freely tradable are "restricted securities" within the meaning of Rule 144 promulgated by the Securities and Exchange Commission under the Securities Act, and may be sold in open market transactions after the holding period under Rule 144 with respect to such transaction has been met. As to shares subject to outstanding options and warrants, the one-year holding period generally will not begin until the shares underlying such options or warrants actually have been acquired. After the one-year holding period has been met, each holder generally may sell, every three months in brokerage transactions, an amount equal to the greater of one percent of our outstanding common stock or the amount of the average weekly trading volume during the four weeks preceding the sale. After two years, unless any such holder is one of our "affiliates," such sales can be made without restriction.

As of June 25, 2004, 41,994 shares of our Series A convertible preferred stock were issued and outstanding. The Series A convertible preferred stock is subject to certain designations, preferences and rights set forth in our Restated Certificate of Incorporation, including the right to convert such shares into shares of common stock at any time. We registered 1,557,895 shares of our common stock to cover the number of shares required to be issued upon conversion of the Series A convertible preferred stock assuming the conversion price were to fall 50% below the conversion price on April 6, 2001.

Because the sales of registered common stock, including common stock underlying the Series A convertible preferred stock and the resale of any additional shares which may be attempted under Rule 144 may not be effected through an underwriter pursuant to a firm commitment agreement, there will be a substantial number of additional shares which may be available for sale on the market at one time without any control over the timing or volume of sales thereof by us or any third party. We cannot foresee the impact of such potential sales on the market, but it is possible that if a significant percentage of such available shares are attempted to be sold within a short period of time, the effect on the market may be negative. It is also unclear as to whether or not the market for our common stock could absorb a large number of attempted sales in a short period of time, regardless of the price at which the same might be offered. It is noted that even if a substantial number of sales does not occur within a short period of time, the mere existence of this "market overhang" could have a negative effect on the market for our common stock and our ability to raise additional capital or refinance our indebtedness.

OUR FOUNDER OWNS A LARGE PERCENTAGE OF THE OUTSTANDING SHARES, WHICH COULD MATERIALLY LIMIT THE OWNERSHIP RIGHTS OF EXISTING STOCKHOLDERS.

As of June 25, 2004, Angelo S. Morini, our founder, beneficially owned approximately 22% of our current outstanding common stock and held options which, if exercised and assuming the exercise of no other outstanding options or warrants, would give him approximately 34% of our issued and outstanding common stock. Shareholders may be unable to elect any members of the board of directors or exercise significant control over us or our business as a result of Mr. Morini's ownership.

SHAREHOLDERS MAY EXPERIENCE FURTHER DILUTION.

We have a substantial number of outstanding options and warrants to acquire shares of common stock. A total of 5,985,057 shares have been reserved for issuance upon exercise of options and warrants that we have granted or may grant in the future. A total of 2,704,596 of these options and warrants are "in the money" and are currently exercisable as of June 25, 2004. "In the money" generally means that the current market price of the common stock is above the exercise price of the shares subject to the warrant or option. The issuance of common stock upon the exercise of these options and warrants could adversely affect the market price of the common stock or result in substantial dilution to our existing stockholders.

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

Based on current pricing trends with its suppliers, we expect to see substantial increases in our casein prices in the first half of fiscal 2005. A 5% increase in casein prices would result in an annual cost increase of approximately $307,000 assuming the same amount of pounds purchased as in fiscal 2004. We are striving to offset these cost increases with efficiencies in production and cost savings in the purchase of other raw materials, along with substituting additional sources of protein into its products. Additionally, we plan to pass some of the cost increases down to the consumer through increases in the sales price of certain products.

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

CONSUMER EATING HABITS AND SHOPPING TRENDS MAY CHANGE AND NEGATIVELY IMPACT DEMAND FOR OUR PRODUCTS.

There could be downward pressure on demand for our products as consumers tastes, preferences, shopping behavior, and overall evaluation of health benefits change over time. This is demonstrated in the current year 9.6% decrease in sales which is due in part to a change in consumers' eating habits with the publicly recognized trend toward low-carbohydrate meal preparation during all meals (breakfast, lunch, snack, and dinner). This has led to decreased consumption of items such as bread and our primary complementary product of cheese slices. Additionally, the number of consumers shopping in the retail grocery and natural food stores is down due to the further national emergence and presence of Wal*Mart superstores and other similar superstores which include extensive grocery operations. Our product selection is growing but is still limited at Wal*Mart. Therefore, our sales growth with this account may not be able to fully counter the decline in retail grocery trends. In response to this change in consumer shopping, we are redesigning its products and packaging formats to specifically target growth opportunities in the superstore, warehouse club and mass merchandiser markets (such as Wal*Mart, Costco, Kmart, Target, and Sam's
Club). With the growth in the aging population of U.S. consumers, there could be price pressure on our products due to the fixed income nature of this population segment.

DEMAND FOR OUR PRODUCTS COULD BE HINDERED DUE TO CHANGING CONDITIONS WITHIN THE DISTRIBUTION CHANNELS WE SELL PRODUCTS IN.

Our sales could suffer based upon market place abnormalities such as retailer, distributor, and/or food service operator labor strikes. Further, consolidation within the industry could result in store closings, store layouts, and operating strategies that are incompatible with our product requirements.

WE RELY ON THE PROTECTION OF OUR TRADEMARKS, AND THE LOSS OF A TRADEMARK WOULD NEGATIVELY IMPACT THE PRODUCTS ASSOCIATED WITH THE TRADEMARK, WHICH COULD MATERIALLY ADVERSELY AFFECT OUR BUSINESS.

We own several registered and unregistered trademarks, which are used in the marketing and sale of our products. We have invested a substantial amount of money in promoting our trademarked brands. However, the degree of protection that these trademarks afford us is unknown. Further, we may not have the money necessary to engage in actions to prevent infringement of our trademarks. A loss of a material trademark would negatively impact the products associated with it, and could negatively affect our business, prospects, results of operations, financial condition and cash flows.

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

THE LOW VOLUME OF TRADING OF OUR SHARES MAY NEGATIVELY IMPACT THE LIQUIDITY OF OUR SHARES.

Although our shares are publicly traded on the American Stock Exchange, the trading market for our shares is limited. During the calendar quarter prior to June 25, 2004, the trading volume for our shares averaged 15,000 shares per trading day. We do not anticipate any material increase in the trading volume for our shares. The lack of an active trading market for our shares could negatively impact stockholders' ability to sell their shares when they desire and the price which could be obtained upon a sale of shares.

RISING INTEREST RATES COULD NEGATIVELY AFFECT OUR RESULTS OF OPERATIONS.

The interest rates of most of the Company's outstanding debts fluctuate based upon changes in our lenders' prime rate. Increases in the prime rate will result in an increase in our cost of funds, and could negatively affect our results of operations. The Company is anticipating future increases in interest rates during fiscal 2005. We have not entered into any derivative instruments such as interest rate swap or hedge agreements to manage our exposure to rising interest rates.

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



ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company's exposure to market risk results primarily from fluctuations in interest rates. The interest rates on the Company's outstanding debts to SouthTrust Bank and Textron are floating and based on the prevailing market interest rates. For market-based debt, interest rate changes generally do not affect the market value of the debt but do impact future interest expense and hence earnings and cash flows, assuming other factors remain unchanged. A theoretical 1% increase or decrease in market rates in effect on March 31, 2004 with respect to the Company's debt as of such date would increase or decrease interest expense and hence reduce or increase net income of the Company by approximately $140,000 per year or $35,000 per quarter.

The Company's sales which were denominated in a currency other than U.S. dollars during the fiscal years ended March 31, 2004, 2003 and 2002 were less than 2% of gross sales and no net assets were maintained in a functional currency other than U. S. dollars such fiscal years. Therefore, the effects of changes in foreign currency exchange rates have not historically been significant to the Company's operations or net assets.

ITEM 8.  FINANCIAL STATEMENTS.

Report of Registered Public Accounting Firm

To the Board of Directors and Stockholders
Galaxy Nutritional Foods, Inc.
Orlando, Florida

We have audited the accompanying balance sheets of Galaxy Nutritional Foods, Inc. as of March 31, 2004 and 2003 and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended March 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Galaxy Nutritional Foods, Inc. as of March 31, 2004 and 2003 and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO Seidman, LLP

Atlanta, Georgia
June 16, 2004

                                          GALAXY NUTRITIONAL FOODS, INC.
                                                  BALANCE SHEETS


                                                                                    MARCH 31,        MARCH 31,
                                                                       Notes          2004             2003
                                                                      --------  ---------------   ---------------
                                                      ASSETS
CURRENT ASSETS:
  Cash                                                                          $       449,679   $         1,598
  Trade receivables, net of allowance for
    doubtful accounts of $633,000 and $633,221                          15            3,964,198         4,963,026
  Inventories, net                                                       2            4,632,843         5,294,500
  Prepaid expenses and other                                             3              191,572           553,396
                                                                                ---------------   ---------------
         Total current assets                                                         9,238,292        10,812,520

PROPERTY AND EQUIPMENT, NET                                              4           20,232,089        22,168,404
OTHER ASSETS                                                                            416,706           274,918
                                                                                ---------------   ---------------
         TOTAL                                                                  $    29,887,087   $    33,255,842
                                                                                ===============   ===============


                                       LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Book overdrafts                                                               $            --   $     1,151,276
  Line of credit                                                         5            4,605,277         4,939,894
  Accounts payable                                                                    1,191,617         2,622,996
  Accrued liabilities                                                                 1,812,300         1,745,552
  Current portion of accrued employment contract                         6              366,305                --
  Current portion of term notes payable                                  5            1,140,000         1,497,760
  Current portion of subordinated note payable                           5                   --         2,000,000
  Current portion of obligations under capital leases                    6              231,432           363,152
                                                                                ---------------   ---------------

         Total current liabilities                                                    9,346,931        14,320,630

ACCRUED EMPLOYMENT CONTRACT, less current portion                        6            1,293,142                --
TERM NOTES PAYABLE, less current portion                                 5            8,241,985         7,786,985
SUBORDINATED NOTE PAYABLE                                                5                   --         2,000,000
OBLIGATIONS UNDER CAPITAL LEASES, less current portion                   6              204,967           383,210
                                                                                ---------------   ---------------

         Total liabilities                                                           19,087,025        24,490,825
                                                                                ---------------   ---------------

COMMITMENTS AND CONTINGENCIES                                            6                   --                --

REDEEMABLE CONVERTIBLE PREFERRED STOCK                                   7            2,573,581         2,324,671

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value, authorized 85,000,000
    shares; 15,657,321 and 12,761,685 shares issued                                     156,573           127,617
  Additional paid-in capital                                                         64,520,084        59,800,732
  Accumulated deficit                                                               (43,557,515       (40,595,342)
                                                                                ---------------   ---------------

                                                                                     21,119,142        19,333,007
  Less:  Notes receivable arising from the exercise of
         stock options and sale of common stock                                     (12,772,200       (12,772,200)
        Treasury stock, 26,843 shares, at cost                                         (120,461          (120,461)
                                                                                ---------------   ---------------

         Total stockholders' equity                                                   8,226,481         6,440,346
                                                                                ---------------   ---------------

         TOTAL                                                                  $    29,887,087   $    33,255,842
                                                                                ===============   ===============



                                  See accompanying notes to financial statements




                                            GALAXY NUTRITIONAL FOODS, INC.
                                               STATEMENTS OF OPERATIONS


YEARS ENDED MARCH 31,                                             2004                 2003                 2002
                                                            ---------------     ----------------      ---------------
NET SALES                                                   $    36,176,961     $     40,008,769      $    42,927,104

COST OF GOODS SOLD                                               24,864,289           28,080,188           35,276,362
                                                            ---------------     ----------------      ---------------

 Gross margin                                                    11,312,672           11,928,581            7,650,742
                                                            ---------------     ----------------      ---------------

OPERATING EXPENSES:
Selling                                                           4,981,996            4,958,272            8,573,957
Delivery                                                          1,877,682            2,008,638            2,475,989
Non-cash compensation related to options & warrants
  (Note 7)                                                          651,273           (2,906,762)           2,373,662
Employment contract expense (Note 6)                              1,830,329                   --                   --
General and administrative                                        3,303,030            3,570,889            5,348,513
Research and development                                            260,410              232,552              261,972
                                                            ---------------     ----------------      ---------------
   Total operating expenses                                      12,904,720            7,863,589           19,034,093
                                                            ---------------     ----------------      ---------------

INCOME (LOSS) FROM OPERATIONS                                    (1,592,048)           4,064,992          (11,383,351)
                                                            ---------------     ----------------      ---------------

OTHER INCOME (EXPENSE):
Interest expense                                                 (1,361,606)          (2,923,215)          (3,594,091)
Loss on disposal of assets                                           (8,519)             (47,649)            (464,190)
Other expense                                                            --              (60,000)             (57,520)
                                                            ---------------     ----------------      ---------------
                                                                 (1,370,125)          (3,030,864)          (4,115,801)
                                                            ---------------     ----------------      ---------------

INCOME (LOSS) BEFORE INCOME TAXES                                (2,962,173)           1,034,128          (15,499,152)

INCOME TAX BENEFIT (EXPENSE) (Note 8)                                    --                   --           (1,560,000)
                                                            ---------------     ----------------      ---------------

NET INCOME (LOSS)                                           $    (2,962,173)    $      1,034,128      $   (17,059,152)

Preferred Stock Dividends (Note 7)                                  201,791              264,314              709,400
Preferred Stock Accretion to Redemption Value (Note 7)            1,340,943            1,370,891            1,379,443
                                                            ---------------     ----------------      ---------------

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS                   $    (4,504,907)    $       (601,077)     $   (19,147,995)
                                                            ===============     ================      ===============


BASIC NET LOSS PER COMMON SHARE  (Note 13)                  $         (0.30)    $          (0.05)     $         (1.81)
                                                            ===============     ================      ===============

DILUTED NET LOSS PER COMMON SHARE (Note 13)                 $         (0.30)    $          (0.05)     $         (1.81)
                                                            ===============     ================      ===============




                                   See accompanying notes to financial statements




                                                   GALAXY NUTRITIONAL FOODS, INC.
                                                 STATEMENTS OF STOCKHOLDERS' EQUITY


                             Common Stock                                                     Notes
                      -------------------------      Additional       Accumulated        Receivable for     Treasury
                          Share      Par Value     Paid-In Capital       Deficit          Common Stock        Stock         Total
                      --------------------------------------------------------------------------------------------------------------
Balance at March 31,    10,017,612   $  100,176    $    51,902,100    $  (24,570,318)    $  (12,772,200)  $ (120,461)  $ 14,539,297
  2001

Exercise of options          4,143           41             19,480                --                 --           --         19,521
Exercise of warrants       753,625        7,537          2,252,549                --                 --           --      2,260,086
Issuance of common
  stock under
  employee stock
  purchase plan             11,648          116             32,163                --                 --           --         32,279
Issuance of common
  stock                    753,013        7,530          3,801,282                --                 --           --      3,808,812
Fair value of
  warrants issued               --           --            355,692                --                 --           --        355,692
Non-cash compensation
  related to variable
  securities                    --           --          1,960,000                --                 --           --      1,960,000
Dividends on
  preferred stock               --           --           (350,000)               --                 --           --       (350,000)
Discount on preferred
  stock                         --           --          2,003,770                --                 --           --      2,003,770
Accretion of discount
  on preferred stock                                    (1,259,122)               --                 --           --     (1,259,122)
Net loss                        --           --                 --       (17,059,152)                --           --    (17,059,152)
                      --------------------------------------------------------------------------------------------------------------
Balance at March 31,
  2002                  11,540,041   $  115,400    $    60,717,914    $  (41,629,470)    $  (12,772,200)  $ (120,461)  $  6,311,183

Exercise of options          1,000           10              4,240                --                 --           --          4,250
Issuance of common
  stock under
  employee stock
  purchase plan              9,880           99             19,564                --                 --           --         19,663
Issuance of common
  stock                    585,828        5,859          2,295,269                --                 --           --      2,301,128
Conversion of
  preferred stock          624,936        6,249            845,726                --                 --           --        851,975
Fair value of
  warrants issued               --           --            146,000                --                 --           --        146,000
Non-cash compensation
  related to variable
  securities                    --           --         (3,060,000)               --                 --           --     (3,060,000)
Dividends on
  preferred stock               --           --           (264,314)               --                 --           --       (264,314)
Accretion of discount
  on preferred stock                                      (903,667)               --                 --           --       (903,667)
Net income                      --           --                 --         1,034,128                 --           --      1,034,128
                      --------------------------------------------------------------------------------------------------------------

Balance at March 31,
  2003                  12,761,685      127,617         59,800,732        (40,595,342)      (12,772,200)    (120,461)     6,440,346

Exercise of options          7,911           79             16,138                --                 --           --         16,217
Exercise of warrants       200,000        2,000            358,000                --                 --           --        360,000
Issuance of common
  stock under
  employee stock
  purchase plan             16,339          163             28,364                --                 --           --         28,527
Issuance of common
  stock                  2,211,478       22,115          3,929,242                --                 --           --      3,951,357
Conversion of
  preferred stock          459,908        4,599            794,921                --                 --           --        799,520
Fair value of
  warrants and
  employee options
  issued                        --           --            685,308                --                 --           --        685,308
Non-cash compensation
  related to variable
  securities                    --           --              8,001                --                 --           --          8,001
Dividends on
  preferred stock               --           --           (201,791)               --                 --           --       (201,791)
Accretion of discount
  on preferred stock            --           --           (898,831)               --                 --           --       (898,831)
Net income                      --           --                 --         (2,962,173)               --           --     (2,962,173)
                      --------------------------------------------------------------------------------------------------------------

Balance at March 31,
  2004                  15,657,321   $  156,573    $    64,520,084    $   (43,557,515)   $  (12,772,200)  $ (120,461)  $  8,226,481
                      ==============================================================================================================


                                           See accompanying notes to financial statements



                                                GALAXY NUTRITIONAL FOODS, INC.
                                                   STATEMENTS OF CASH FLOWS

Years Ended March 31,                                                         2004                2003              2002
                                                                        --------------      --------------     --------------
CASH FLOWS FROM OPERATING ACTIVITIES: (Note 12)
  Net Income (Loss)                                                     $   (2,962,173)     $    1,034,128     $  (17,059,152)
  Adjustments to reconcile net income (loss) to net cash from (used
    in) operating activities:
      Depreciation and amortization                                          2,205,053           2,273,349          2,362,900
      Amortization of debt discount and financing costs                        236,321           1,264,273          1,069,522
      Deferred tax expense (benefit)                                                --                  --          1,560,000
      Provision for losses on trade receivables                                   (221)           (177,245)         1,058,335
      Non-cash compensation related to options and warrants (Note 7)           651,273          (2,906,762)         2,373,662
      Loss on disposal of assets                                                 8,519              47,649            464,190
      (Increase) decrease in:
        Trade receivables                                                      999,049             364,907          1,844,538
        Inventories                                                            661,657             454,152          5,025,888
        Prepaid expenses and other                                             194,248               2,124          1,260,490
      Increase (decrease) in:
        Accounts payable                                                    (1,431,379)         (1,589,514)        (4,056,922)
        Accrued liabilities                                                  1,674,003             408,814            368,060
                                                                        --------------      --------------     --------------

   NET CASH FROM (USED IN) OPERATING ACTIVITIES                              2,236,350           1,175,875         (3,728,489)
                                                                        --------------      --------------     --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                          (221,585)           (214,003)          (140,277)
  (Increase) decrease in other assets                                          (10,193)            113,977              1,801
                                                                        --------------      --------------     --------------

   NET CASH FROM (USED IN) INVESTING ACTIVITIES                               (231,778)           (100,026)          (138,476)
                                                                        --------------      --------------     --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (decrease) in book overdrafts                                    (1,151,276)            (41,580)           746,027
  Net borrowings (payments) on line of credit                                 (334,617)           (583,981)        (3,252,403)
  Borrowings on term notes payable                                           2,000,000             500,000            330,000
  Repayments on term notes payable                                          (1,572,760)         (1,763,265)        (1,409,964)
  Repayments on subordinated note payable                                   (4,000,000)                 --           (815,000)
  Financing costs for long term debt                                          (288,230)           (239,539)           (25,000)
  Principal payments on capital lease obligations                             (365,635)           (431,937)          (539,399)
  Proceeds from exercise of common stock options                                16,217               4,250             19,521
  Proceeds from exercise of common stock warrants, net of costs                360,000                  --          2,070,801
  Proceeds from issuance of common stock under employee stock
    purchase plan                                                               28,527              19,663             32,279
  Proceeds from issuance of common stock, net of offering costs              3,751,283           1,461,970          3,808,812
  Proceeds from issuance of preferred stock, net of costs                           --                  --          2,900,959
                                                                        --------------      --------------     --------------

   NET CASH FROM (USED IN) FINANCING ACTIVITIES                             (1,556,491)         (1,074,419)         3,866,633
                                                                        --------------      --------------     --------------

NET INCREASE (DECREASE) IN CASH                                                448,081               1,430               (332)

CASH, BEGINNING OF YEAR                                                          1,598                 168                500
                                                                        --------------      --------------     --------------

CASH, END OF YEAR                                                       $      449,679      $        1,598     $          168
                                                                        ==============      ==============     ==============



                                       See accompanying notes to financial statements.


                         GALAXY NUTRITIONAL FOODS, INC.
                          NOTES TO FINANCIAL STATEMENTS

(1)  Summary of Significant Accounting Policies
     ------------------------------------------
     Business
     --------
     Galaxy Nutritional Foods, Inc. (the "Company") is principally engaged in the development, manufacturing and marketing of a variety of healthy cheese and dairy related products, as well as other cheese alternatives. These healthy cheese and dairy related products include low, reduced or no fat, low or no cholesterol and lactose-free varieties. These products are sold throughout the United States and internationally to customers in the retail, food service and industrial markets. The Company's headquarters and manufacturing facilities are located in Orlando, Florida.

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

     Stock Based Compensation
     ------------------------
     The Company accounts for its stock-based employee compensation plans under the accounting provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", furnishes the pro forma disclosures required under Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", and applies SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" on a prospective basis for options granted after March 31, 2003.

     In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, "Accounting for Stock Based Compensation--Transition and Disclosure--an Amendment to SFAS 123." SFAS 148 provides two additional transition methods for entities that adopt the preferable method of accounting for stock based

                         GALAXY NUTRITIONAL FOODS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  (Continued)


     compensation. Further, the statement requires disclosure of comparable information for all companies regardless of whether, when, or how an entity adopts the preferable, fair value based method of accounting. Effective April 1, 2003, the Company adopted the fair value method of recording compensation expense related to all stock options granted after March 31, 2003, in accordance with SFAS 123 and SFAS 148 (the prospective method, as defined by SFAS 148). Accordingly, the fair value of stock options as determined on the date of grant using the Black-Scholes option-pricing model, will be expensed over the vesting period of the related stock options. The negative impact on diluted earnings per share related to the issuance of employee stock options in fiscal 2004 was approximately $0.03.

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


     Year Ended                   March 31, 2004   March 31, 2003   March 31, 2002
                                  --------------   --------------   --------------
     Dividend Yield                    None              None             None
     Volatility                     41% to 45%       37% to 44%            38%
     Risk Free Interest Rate      2.01% to 4.28%   1.71% to 5.03%        4.75%
     Expected Lives in Months        36 to 120        60 to 120           120

     Under the  accounting  provisions of SFAS No. 123, the Company's net income
     (loss) and net income (loss) per basic and diluted share would have been reduced to the pro forma amounts indicated below:



     Year Ended                                         March 31, 2004         March 31, 2003        March 31, 2002
                                                      -----------------     ------------------     -----------------
     Net income (loss) available to common              $    (4,504,907)     $                        $  (19,147,995)
        shareholders as reported                                                      (601,077)
     Add:  Stock-based compensation expense included
        in reported net income                                  651,273             (2,906,762)            2,373,662
     Deduct:  Stock-based compensation expense
        determined under fair value based method for
        all awards                                           (1,070,997)            (3,728,592)           (2,918,802)
                                                      -----------------     ------------------     -----------------
     Pro forma net income (loss) available to common    $    (4,924,631)      $     (7,236,431)       $  (19,693,135)
        shareholders
                                                      =================     ==================     =================

     Net income (loss) per common share:
       Basic - as reported                              $         (0.30)      $          (0.05)      $         (1.81)
                                                      =================     ==================     =================
       Basic - pro forma                                $         (0.33)      $          (0.60)      $         (1.87)
                                                      =================     ==================     =================
       Diluted - as reported                            $         (0.30)      $          (0.05)      $         (1.81)
                                                      =================     ==================     =================
       Diluted - pro forma                              $         (0.33)      $          (0.60)      $         (1.87)
                                                      =================     ==================     =================

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

                         GALAXY NUTRITIONAL FOODS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  (Continued)

     outstanding plus potential common shares which would arise from the exercise of stock options, warrants and conversion of the Series A convertible preferred stock.

     Financial Instruments
     ---------------------
     Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2004.

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

     Use of Estimates
     ----------------
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expense during the reporting period. The Company's significant estimates include the allowance for doubtful accounts receivable, which is made up of reserves for promotions, discounts and bad debts, provision for inventory obsolescence, valuation of deferred taxes, and valuation of stock options and warrants. Actual results could differ from those estimates.

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

     Recent Accounting Pronouncements
     --------------------------------
     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." The Statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. Many of such instruments were previously classified as equity. The statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities. On November 7, 2003, the FASB deferred the classification and measurement provisions of SFAS No. 150 as they apply to certain mandatorily redeemable non-controlling interests. This deferral is expected to remain in effect while these provisions are further evaluated by the FASB. The application of the requirements of SFAS 150 did not have any impact on the Company's financial position or result of operations as the Company's Series A convertible preferred stock is not mandatorily redeemable.

     In December 2003, the FASB issued a revised FASB Interpretation No. 46, "Consolidation of Variable Interest Entities"(FIN 46R), which clarifies how a business enterprise should evaluate whether it has a controlling interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN46R replaces FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" which was issued in January

                         GALAXY NUTRITIONAL FOODS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  (Continued)


     2003. The application of the requirements of FIN 46R did not have any impact on the Company's financial position or result of operations as the Company does not have any variable interests in variable interest entities.

(2)  Inventories
     -----------
     Inventories are summarized as follows:
                                              March 31, 2004      March 31, 2003
                                              --------------      --------------

     Raw materials                            $    1,786,586      $    2,216,558
     Finished goods                                2,846,257           3,077,942
                                              --------------      --------------
     Total                                    $    4,632,843      $    5,294,500
                                              ==============      ==============

(3)  Prepaid Expenses and Other
     --------------------------
     Prepaid expenses are summarized as follows:

                                              March 31, 2004      March 31, 2003
                                              --------------      --------------

     Employee advances                        $       10,195      $      231,918
     Prepaid commissions                              47,322             110,416
     Prepaid insurance                                49,786              70,888
     Other                                            84,269             140,174
                                              --------------      --------------
     Total                                    $      191,572      $      553,396
                                              ==============      ==============

     The Company expenses the production costs of advertising the first time the advertising takes place. During fiscal 2001, the Company changed its accounting policy with regards to slotting fees and direct response advertising costs to expense these costs as incurred.

     Advertising expense was approximately $910,000, $224,000, and $762,000 during fiscal 2004, 2003, and 2002, respectively.

(4)  Property and Equipment
     ----------------------
     Property and equipment are summarized as follows:


                                          Useful Lives  March 31, 2004   March 31, 2003
                                          ------------  --------------   --------------
     Leasehold improvements                10-25 years     $ 3,215,596      $ 3,187,596
     Machinery and equipment                5-20 years      27,112,809       27,049,817
     Equipment under capital leases         7-15 years       1,808,810        1,753,138
     Construction in progress                                  112,649               --
                                          ------------  --------------   --------------

                                                            32,249,864       31,990,551
     Less accumulated depreciation and amortization         12,017,775        9,822,147
                                                        --------------   --------------

     Property and equipment, net                           $20,232,089      $22,168,404
                                                        ==============   ==============

(5)  Line of Credit and Notes Payable
     --------------------------------
     Effective May 30, 2003, the Company obtained from Textron Financial Corporation ("Textron") a revolving credit facility (the "Textron Loan") in the maximum principal amount of $7,500,000 pursuant to the terms and conditions of a Loan and Security Agreement dated May 27, 2003 (the "Loan Agreement"). The Textron Loan replaced the Company's asset-based credit facility with FINOVA Capital Corporation on May 30, 2003, which had an outstanding principal balance of $4,254,667 at the time of replacement. The Textron Loan is secured by the Company's inventory, accounts receivable and all other assets. Generally, subject to the maximum principal amount, which can be borrowed under the Textron Loan and certain reserves that must be maintained during the term of the Textron Loan, the amount available under the Textron Loan for borrowing by the Company from time to time is equal to the sum of
     (i) eighty-five percent (85%) of the net amount of its eligible accounts receivable

                         GALAXY NUTRITIONAL FOODS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  (Continued)


     plus (ii) sixty percent (60%) of the Company's eligible inventory not to exceed $3,500,000. Advances under the Textron Loan bear interest at a variable rate, adjusted on the first (1st) day of each month, equal to the prime rate plus one and three-quarter percent (1.75%) per annum (5.75% at March 31, 2004) calculated on the average cash borrowings for the preceding month. The Textron Loan matures and all amounts are due and payable in full on May 26, 2006. However, in accordance with EITF 95-22, "Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that involve both a Subjective Acceleration Clause and a Lock-Box Arrangement," the balance is reflected as current on the balance sheet. As of March 31, 2004, the outstanding principal balance on the Textron Loan was $4,605,277.

     The Textron Loan described above contains certain financial and operating covenants. In August 2003, the Company notified Textron that it had failed to comply with the fixed charge coverage ratio in June 2003. Pursuant to a certain Waiver Letter dated August 13, 2003, Textron agreed to waive the requirement to meet the fixed charge coverage ratio for each monthly period through September 30, 2003. Additionally, Textron agreed that after August 13, 2003, all of the financial covenants required of the Company under
     Section 7.6 of the Loan Agreement would be measured and tested on a quarterly rather than monthly basis. Due to the $1.8 million charge to operations related to the Amended and Restated Employment Agreement for Angelo Morini (See Note 6), the Company fell below the requirement for the adjusted tangible net worth and the fixed charge coverage ratio covenants for the quarter ended December 31, 2003. Pursuant to a Second Amendment to the Loan Agreement dated June 25, 2004, which is effective as of December 31, 2003, Textron changed the definitions on the covenants to exclude accrued but unpaid costs related to the above mentioned Employment Agreement. Based on the revised definitions, the Company was in compliance with all covenants under the Loan Agreement for the quarters ended December 31, 2003 and year ended March 31, 2004. The Company anticipates that it will be in compliance with these ratios, as amended, through the remainder of the loan period.


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

     Simultaneous with the closing of the Textron Loan in May 2003, SouthTrust Bank extended the Company a new term loan in the principal amount of $2,000,000. This loan was consolidated with the Company's March 2000 term loan with SouthTrust Bank, which had a then outstanding principal balance of $8,131,985 for a total term loan amount of $10,131,985. The revised term loan bears interest at SouthTrust Bank's prime rate of interest plus 1% (5% at March 31, 2004), and is due in increasing principal installments by June 2009. Each month, the Company will pay the accrued interest on the loan plus principal amounts as follows: $75,000 from May 2004 to June 2004, $110,000 from July 2004 to June 2005, and $166,250 from July 2005 until maturity in June 2009. This note is secured by all of the Company's equipment and certain related assets. The proceeds of the new term loan, together with the proceeds from certain sales of the Company's common stock conducted in May 2003 (as discussed in Note 7), were used to repay the Company's $4,000,000 mezzanine loan from FINOVA Mezzanine. The balance outstanding on the new term loan as of March 31, 2004 was $9,381,985.


     The SouthTrust term loan described above contains certain financial and operating covenants. Due to the $1.8 million charge to operations related to the Amended and Restated Employment Agreement for Angelo Morini, the Company fell below the requirement for the tangible net worth covenant for the quarter ended December 31, 2003. Pursuant to a Loan Modification letter dated May 21, 2004, SouthTrust changed the definitions in its loan covenants to exclude accrued but unpaid costs related to the above mentioned Employment Agreement. Additionally, SouthTrust waived the Company's need to comply with the Maximum Funded Debt to EBITDA ratio for the year ended March 31, 2004. Based on the revised definitions and the waiver, the Company was in

                         GALAXY NUTRITIONAL FOODS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  (Continued)


     compliance with all covenants under the Loan Agreement for the quarter ended December 31, 2003 and the year ended March 31, 2004. The Company anticipates that it will be in compliance with these ratios, as amended, through the remainder of the loan period. Additionally, the Loan Modification letter dated May 21, 2004 established a pricing matrix which will tie the interest rate charged on the term loan to the Company's performance related to its funded debt to EBITDA ratio. Beginning October 1, 2004, the interest rate may be adjusted quarterly depending on the Company's ratio at the end of the prior quarter. Interest will be assessed in the range of prime to prime plus 1.25% according to the Company's performance. SouthTrust charged a fee of $50,000 to make the all of the above modifications to the term loan. The Company's management believes that it will be able to offset a substantial portion of this fee in future periods by securing lower interest rates related to improved ratios. The fee is payable in four installments between June and December 2004.

     In October 2000, the Company obtained a $1.5 million bridge loan from SouthTrust Bank, which was guaranteed by Angelo S. Morini, the Company's founder, and secured by the pledge of one million shares of the Company's common stock owned by him. Interest on this note was at the prime rate. The loan was paid in full in February 2004 and the collateral shares were returned to the Company.

     In March 2002, Angelo S. Morini, the Company's founder, loaned $330,000 to the Company in order for it to pay down certain notes payable that were coming due. This loan bore interest at the prime rate and was due on or before June 15, 2006. In connection with a Second Amended and Restated Employment Agreement effective October 13, 2003 between Mr. Morini and the Company, the Company offset $167,603 of unreimbursed advances owed to it by Mr. Morini and certain family members against the balance of the loan and issued an aggregate of 55,087 shares of the Company's common stock (valued at approximately $2.95 per share) as payment in full.

     On August 15, 2002, the Company executed and delivered to Target Container, Inc. a $347,475 promissory note in satisfaction of its accounts payable obligation to this vendor. This note bore interest at 7% per annum and was due in twelve equal monthly installments of $30,066. This note was paid in full by September 30, 2003.

     On June 26, 2002, the Company signed a $550,000 promissory note with Excalibur Limited Partnership, one of the holders of the Company's Series A convertible preferred stock. In consideration of the note, the Company issued Excalibur Limited Partnership a warrant to purchase 30,000 shares of the Company's common stock, which are exercisable until June 26, 2007 at a price equal to $5.50 per share. This note was non-interest bearing assuming that it was repaid on or before July 26, 2002. This note was secured by 250,000 shares of the Company's common stock owned by the Angelo S. Morini, the Company's Founder. In consideration of his pledge, the Company granted Mr. Morini stock options to acquire 289,940 shares of common stock at an exercise price of $5.17 (110% of market) per share. These options expire on July 1, 2007. On June 26, 2002, the Company received loan proceeds in the amount of $500,000 in cash from Excalibur Limited Partnership. The additional $50,000 was retained by Excalibur Limited Partnership as payment for consulting fees due to Excalibur Limited Partnership in accordance with a consulting agreement entered into on June 26, 2002, which expired December 31, 2002. This note was paid in full on June 28, 2002 from proceeds derived from the issuance of common stock to Stonestreet Limited Partnership as discussed in Note 7.

     Aggregate maturities of the SouthTrust term loan payable over future years are as follows: 2005 - $1,140,000; 2006 - $1,826,250; 2007 - $1,995,000;
     2008 - $1,995,000; 2009 - $1,995,000; and 2010 - $430,735

(6)  Commitments and Contingencies
     -----------------------------
     Leases
     ------
     The Company leases its operating facilities and certain equipment under operating and capital leases, expiring at various dates through its fiscal year 2009. The following is a schedule by years as of March 31, 2004, of
     (1) future minimum lease payments under capital leases, together with the present value of the net minimum lease payments and (2) future minimum rental payments required under operating leases that have initial or remaining terms in excess of one year:

                         GALAXY NUTRITIONAL FOODS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  (Continued)

                                                        Capital        Operating
                                                        Leases          Leases
                                                      ----------      ----------

     2005                                             $  239,772      $  746,608
     2006                                                175,720         570,763
     2007                                                 12,211         358,197
     2008                                                 12,211         309,023
     2009                                                  9,646         272,734
     2010                                                     --          91,769
                                                      ----------      ----------

     Total net minimum lease payments                    449,560      $2,349,094
                                                                      ==========
     Less amount representing interest                    13,161
                                                      ----------

     Present value of the net minimum lease payments     436,399
     Less current portion                               (231,432
                                                      ----------

     Long-term obligations under capital leases       $  204,967
                                                      ==========

     The total capitalized cost for equipment under capital lease is $1,808,810 with accumulated depreciation of $634,383 as of March 31, 2004.

     Rental expense was approximately, $1,088,000 $1,190,000, and $1,102,000 for the fiscal years ended March 31, 2004, 2003, 2002, respectively.

     Employment Agreements
     ---------------------
     In a Second Amended and Restated Employment Agreement effective October 13, 2003, Angelo S. Morini the Company's Founder, Vice-Chairman and President resigned from his positions with the Company as Vice Chairman and President and will no longer be involved in the daily operations of the Company. He will retain the title of Founder and has been named Chairman Emeritus. Mr. Morini will continue as an employee and as a member of the Company's Board of Directors. Additionally, he may carry out special assignments designated to him by the Chairman of the Board. The agreement is for a five-year period beginning October 13, 2003 and provides for an annual base salary of $300,000 plus standard health insurance benefits, club dues and an auto allowance. Other material provisions of the agreement are as follows:

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

                         GALAXY NUTRITIONAL FOODS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  (Continued)

     4. Mr. Morini has agreed that during the term of his employment, and for a period of one (1) year following his termination of employment for any reason other than pursuant to termination without cause, a material breach of the agreement, or a change of control (as defined in the agreement) in the Company for which he did not vote, he will not, directly or indirectly, either as an employee, employer, consultant, agent, principal, partner, stockholder (other than owning fewer than one percent (1%) of the outstanding shares of a public corporation), corporate officer, director, or any other individual or representative capacity, engage or participate in any business that directly competes with the Company within those areas in the United States in which the Company is doing business as of the date of termination.

     5. If the agreement is terminated by the Company without cause, Mr. Morini shall: (a) be entitled to continued payment of his annual compensation, health insurance benefits, club dues, auto allowance and life insurance benefits for the remainder of the term of the agreement, (b) become fully "vested" under the terms of any stock option agreements executed and delivered prior to, along with, or after the agreement and (c) be released from the terms of the $12,772,200 Loan Agreement dated June 15, 1999 and all monies outstanding thereunder will be forgiven by the Company. The provisions of the agreement related to the forgiveness of the $12,772,200 loan remain unchanged from the first Amended and Restated Employment
     Agreement. Mr. Morini acknowledges that his change in role does not constitute a termination of Mr. Morini by the Company, under the First Amended and Restated Employment Agreement.

     6. If Mr. Morini terminates his employment in any manner other than in connection with a material breach of the agreement by the Company, he shall not be entitled to receive any further compensation or benefits, except that if he terminates his employment in connection with a change of control (as defined in the Agreement) in the Company for which he did not vote, he will be released from the terms of the $12,772,200 Loan Agreement dated June 15, 1999 and all monies outstanding thereunder will be forgiven by the Company. The provisions of the Agreement related to the forgiveness of the $12,772,200 loan remain unchanged from the first Amended and Restated Employment Agreement.

     The Company accrued and expensed the five-year cost of this agreement in the quarter ended December 31, 2003. The total estimated costs expensed under this agreement are $1,830,329 of which $1,659,447 remained unpaid but accrued ($366,305 as short-term liabilities and $1,293,142 as long-term liabilities) as of March 31, 2004. The long-term portion will be paid out in nearly equal monthly installments ending in October 2008.

     The Company currently has employment agreements with several of its key employees that provide for up to five-year severance in the event they are terminated without cause.

     Litigation
     ----------
     On May 17, 2002, Schreiber Foods, Inc. of Green Bay, Wisconsin, filed a lawsuit against the Company in the federal district court for the Eastern District of Wisconsin ("Wisconsin lawsuit"), being Case No. 02-C-0498, alleging various acts of patent infringement. The Complaint alleged that the Company's machines for wrapping of individual cheese slices, manufactured by Kustner Industries, S.A. of Switzerland, known as models KE and KD, and the Company's machines for producing individually wrapped slices manufactured by Hart Design Mfg., Inc. of Green Bay, Wisconsin, infringe certain claims of U.S. Patents Nos. 5,112,632, 5,440,860, 5,701,724 and 6,085,680. Schreiber Foods was seeking a preliminary and permanent injunction prohibiting the Company from further infringing acts and was also seeking damages in the nature of either lost profits or reasonable royalties.

     On May 6, 2004, Schreiber Foods and the Company executed a settlement agreement pursuant to which all claims in the patent infringement lawsuit were dismissed. Pursuant to this settlement agreement, the Company procured a worldwide, fully paid-up, nonexclusive license to own and use all of the Company's individually wrapped slice equipment, which Schreiber alleged infringed on Schreiber's patents. The Company was not obligated to make any cash payment in connection with the settlement of the lawsuit or the license granted in the settlement agreement. The settlement agreement restricts the Company from using the slicing equipment to co-pack product for certain specified manufacturers, however, the Company is not currently engaged in any co-packing business with any of the specified parties, and does not contemplate engaging in the future in any co-packing business with the specified parties.

                         GALAXY NUTRITIONAL FOODS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  (Continued)


     Pursuant to the settlement agreement, if, during the term of the license, the Company receives an offer to purchase the Company or its business, the Company must notify Schreiber of the offer and Schreiber will have the option to match the offer or make a better offer to purchase the Company or its business. Acceptance of the Schreiber offer is subject to the approval by the Company's Board of Directors, however, if the Board of Directors determines that the Schreiber offer is equal to or better than the other offer, the Board of Directors must take all permitted actions to accept the offer and recommend it to the Company's shareholders for approval.

     The term of the license extends through the life of all patents named in the lawsuit (and all related patents) and is assignable by the Company in connection with the sale of its business. In the event the assignee uses the applicable equipment to manufacture private label product, and such private label product accounts for more than 50% of the total product manufactured on the applicable equipment, the assignee will be required to pay Schreiber a royalty in an amount to be agreed upon by Schreiber and the assignee, but in any event not more than $.20 per pound of product for each pound of private label product manufactured by the assignee in any year that exceeds the amount of private label product manufactured by the Company in the year preceding the sale of the Company or its business. In the event that the parties cannot agree upon a royalty rate, the assignee retains the license rights but private label production must be maintained at a level less than 50% of the total product manufactured on the applicable equipment.


(7)  Capital Stock
     -------------

     Employee Stock Purchase Plan
     ----------------------------
     In January 1992, the Company's stockholders approved the 1991 Employee Stock Purchase Plan (the "1991 Purchase Plan"). The 1991 Purchase Plan provides for the sale of up to an aggregate of 85,714 shares of common stock to eligible employees. Up to 500 shares may be purchased by each eligible employee at the lesser of 85% of the fair market value of the shares on the first or last business day of the six-month purchase periods ending August 31 and February 28. Substantially all full-time employees are eligible to participate in the plan. During the year ended March 31, 2004, 16,339 shares were issued under this plan at prices of $1.49 and $1.96 per share. During the year ended March 31, 2003, 9,880 shares were issued under this plan at prices of $1.55 and $2.80 per share. During the year ended March 31, 2002, 11,648 shares were issued under this plan at prices of $4.63 and $4.80 per share. The weighted average fair value of the shares issued were $1.75, $1.99, and $4.78 per share for the fiscal years ended March 31, 2004, 2003 and 2002, respectively. As of March 31, 2004, there were 29,795 shares available for purchase under the Plan.

     Stock Warrants
     --------------
     At March 31, 2004, the Company had common stock warrants outstanding, which were issued in connection with sales consulting, financial consulting, and financing arrangements. Information relating to these warrants is summarized as follows:

     Expiration Date         Number of Warrants        Exercise Price
     ---------------         ------------------       -----------------

     September 2004                 7,500             $      4.25
     August 2005                    7,143                    2.05
     December 2005                 81,500                    3.90
     January 2006                  33,571                    2.05
     April 2006                   100,000                    1.70
     July 2006                    500,000                    2.00
     July 2006                     10,000                    5.00
     January 2007                  42,592                    5.74
     June 2007                     30,000                    2.05
     June 2007                    122,549                    5.52
     May 2008                      50,000                    2.05
     August 2008                    1,429                    2.05
     January 2009                   1,429                    2.05
     June 2009                    100,000                    1.97
     June 2009                    153,000                    2.05
     June 2012                      2,143                    2.05
                             -----------------
                                1,242,856
                             =================

     On April 10, 2003, the Company entered into a credit arrangement with one of its greater than 5% shareholders pursuant to which the shareholder purchased raw materials for the Company in an aggregate amount that did not exceed $500,000. In consideration of the credit arrangement, the Company issued to the shareholder a warrant to purchase 100,000 shares of the Company's common stock at an exercise price of $1.70. This warrant is exercisable until April 10, 2006. The fair value of this warrant was estimated at $63,000 and was recorded as non-cash compensation expense in the quarter ended June 30, 2003.

     On April 24, 2003, the Company and the Series A Preferred Holders entered into a Stock Purchase Option Agreement, whereby the Company was granted the option to purchase all of the shares of the Series A convertible preferred stock owned by such holders. The option expired on September 30, 2003. Pursuant to such Agreement, the holders of the Series A convertible preferred stock also agreed to extend the Company's required date to hold a shareholders meeting, pursuant to an exercised right under the Series A Purchase Agreement as discussed under "Series A Convertible Preferred Stock" below, from February 5, 2003 to September 30, 2003. In exchange for the option and the extension of the annual meeting date, the Company issued warrants to purchase 250,000 shares of the Company's common stock to each BH Capital Investments, L.P. and Excalibur Limited Partnership. These warrants are exercisable until July 15, 2006 at an exercise price equal to $2.00 per share. The fair value of these warrants was estimated at $230,000 and was recorded as non-cash compensation expense in the quarter ended June 30, 2003.

                         GALAXY NUTRITIONAL FOODS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  (Continued)


     In connection with the consolidations and extensions of the SouthTrust Bank loans as described in Note 5, the Company issued a warrant to purchase 100,000 shares of the Company's common stock to SouthTrust Bank on May 29, 2003. The warrant is exercisable until June 1, 2009 at an exercise price of $1.97 per share. The fair value of this warrant was estimated at $101,000 and will be amortized as non-cash compensation over 72 months beginning in May 2003.

     Stock Options
     -------------
     At March 31, 2004, the Company has three employee stock option plans, which were adopted in 1987, 1991, and 1996 and has granted additional non-plan stock options. Under the Company's stock option plans, qualified and nonqualified stock options to purchase up to 200,500 shares of the Company's common stock may be granted to employees and members of the Board of Directors. The maximum and typical term of options granted under the plans is ten years. Generally, options vest from zero to three years. The following table summarizes information about plan stock option activity:


                                             Weighted-Average  Weighted-Average
                                              Exercise Price    Fair Value of
                                    Shares       per Share     Options Granted
                                  ----------  --------------  -----------------
                                    133,684       $  4.60            --
     Balance, March 31, 2001
     Granted - at market              6,858          5.52         $3.19
     Exercised                       (4,143)         4.71            --
     Cancelled                      (32,855)         5.00            --
                                  ----------  --------------
                                    103,544          4.54            --
     Balance, March 31, 2002
     Granted - at market             25,858          4.37         $2.51
     Exercised                       (1,000)         4.25            --
     Cancelled                      (23,096)         2.43            --
                                  ----------  --------------
                                    105,306          2.66            --
     Balance, March 31, 2003
     Granted - at market                914          2.90         $1.65
     Exercised                       (7,911)         2.05            --
     Cancelled                       (2,948)         4.96            --
                                  ----------  --------------
                                     95,361       $  2.64            --
     Balance, March 31, 2004
                                  ==========  ==============

     At March 31, 2004, 2003 and 2002, a total of 82,027,  85,306, and 84,955 of the outstanding plan options were exercisable with a weighted-average exercise price of $2.74, $2.80, and $4.69 per share, respectively.

                         GALAXY NUTRITIONAL FOODS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  (Continued)

     The following table summarizes information about non-plan stock option activity:


                                              Weighted-Average  Weighted-Average
                                                Exercise Price   Fair Value of
                                    Shares        per Share     Options Granted
                                  ----------  ----------------  ----------------

     Balance, March 31, 2001      1,887,983     $   3.66                 --
     Granted - at market            830,000         4.54              $2.63
     Cancelled                      (12,143)        6.59                 --
                                  ----------  ----------------

     Balance, March 31, 2002      2,705,840         3.93                 --
     Granted - at market          3,907,041         3.51              $1.72
     Cancelled                    2,066,041)        2.06                 --
                                  ----------  ----------------

     Balance, March 31, 2003      4,546,840         3.17                 --
     Granted - at market            400,000         2.73              $0.77
     Cancelled                     (300,000)        2.24                 --
                                  ----------  ----------------

     Balance, March 31, 2004      4,646,840      $  3.19                 --
                                  ==========  ================

     At March 31, 2004,  2003,  and 2002, a total of 4,452,006,  4,002,507,  and
     2,068,340 of the outstanding non-plan options were exercisable with a weighted-average exercise price of $3.16, $3.19, and $3.73 per share, respectively.

     The following table summarizes information about plan and non-plan stock options outstanding and exercisable at March 31, 2004:


                                                Weighted-     Weighted-                   Weignted-
                                                 Average       Average                     Average       Weighted-
              Range of            Options       Remaining      Exercise      Options      Remaining        Average
          Exercise Prices      Outstanding         Life          Price     Exercisable       Life        Exercise Price
      --------------------- ------------------ ------------- ------------ ------------- -------------- ----------------
       $1.60 - 1.99               132,143          8.7 years    $ 1.79       132,143        8.7 years      $ 1.79
        2.00 - 2.99             1,676,726          4.7 years      2.11     1,618,558        4.5 years        2.11
        3.00 - 3.99             1,921,198          5.4 years      3.41     1,921,198        5.4 years        3.41
        4.00 - 4.99               576,716          5.9 years      4.29       426,716        5.5 years        4.25
        5.00 - 5.99               432,797          3.3 years      5.20       432,797        3.3 years        5.20
        6.00 -19.25                 2,621          3.6 years     10.17         2,621        3.6 years       10.17
                            ------------------                            -------------
                                4,742,201                                  4,534,033
                            ==================                            =============


     Reserved
     --------
     At March 31, 2004, the Company has reserved common stock for future issuance under all of the above arrangements totaling 5,985,057 shares.

     Non-Cash Compensation Related to Options and Warrants
     -----------------------------------------------------
     There Company calculates non-cash compensation related to its securities on three primary items:

          a. Notes Receivable for Common Stock
          The Financial Accounting Standards Board issued Interpretation No. 44 ("FIN 44"), which clarifies the application of APB Opinion 25 relating to the accounting consequences of various modifications to fixed stock options. FIN 44 covers specific events that occurred after December 15, 1998 and was effective as of July 2, 2000. FIN 44 clarified that when an option is repriced, it is treated as a variable option and is marked to market each quarter. Accordingly, any increase in the market price of the Company's common stock over the exercise price of the options that was not previously recorded is recorded as compensation expense at each reporting period. If there is a decrease in the market price of the Company's common stock compared to the

                         GALAXY NUTRITIONAL FOODS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  (Continued)

          prior reporting period, the reduction is recorded as compensation income. Compensation income is limited to the original base exercise price (the "Floor") of the options. In accordance with FIN 44, the underlying shares related to the $12,772,200 note receivable from the Company's founder, Angelo S. Morini, as disclosed in Note 9, are treated as variable due to the nature of the note being non-interest bearing and non-recourse. The Floor for the underlying shares is $4.38 per share. There was no non-cash compensation expense or income related to these shares recorded during the fiscal year ended March 31, 2004 as the price of the Company's common stock at the beginning and end of the period was below the Floor. The Company recorded non-cash compensation income of $3,060,000 for the year ended March 31, 2003 based on the decrease in the market price of the Company's common stock from $5.43 at March 31, 2002 to $1.87 at March 31, 2003. The Company did not record any further non-cash compensation income once the stock price fell below the Floor of $4.38. The Company recorded non-cash compensation expense of $1,960,000 for the year ended March 31, 2002, based on the increase in the market price of the Company's common stock from the Floor of $4.38 to $5.43 at March 31, 2002.

          b. Option and Warrant Repricing
          On October 11, 2002, the Company repriced all outstanding options granted to employees prior to October 11, 2002 (4,284,108 shares at former prices ranging from $2.84 to $10.28) to the market price of $2.05 per share. In addition, the Company repriced the outstanding warrants held by current consultants as of October 11, 2002 (291,429 shares at former prices ranging from $3.31 to $5.50) to the market price of $2.05 per share. This stock option repricing resulted in variable accounting treatment (as discussed under Notes Receivable for Common Stock above) for these stock options beginning with the quarter ended December 31, 2002 and such variable accounting treatment will continue until the related options have been cancelled, expired or exercised. On December 4, 2002, as a result of discussions and negotiations with certain major shareholders, the Company's founder, Angelo S. Morini, agreed to reverse the repricing of his 3,692,035 options for the purpose of improving shareholder value and lessening potential financial statement expense. Although the exercise prices of the options were reversed back to their original amounts, the Company is still required to account for any outstanding options related to these reversed-repriced options in accordance with variable accounting standards each period.

          The Company recorded non-cash compensation expense of $8,001 related to these variable options and warrants for the year ended March 31, 2004. There was no compensation expense recorded for the year ended March 31, 2003, as the market price of the Company's stock was less than the $2.05 Floor. The remaining outstanding variable options and warrants as of March 31, 2004 were 3,882,092.

          c. Option and Warrant Issuances
          During the fiscal years ended March 31, 2004, 2003, and 2002, the Company recorded $643,272, $153,238, and $413,662, respectively, as non-cash compensation expense related to stock, options and warrants that were issued to and vested by employees, officers, directors and consultants. This expense is included in non-cash compensation in the Company's Statements of Operations.

     Series A Convertible Preferred Stock
     ------------------------------------
     On April 6, 2001, the Company received from BH Capital Investments, L.P. and Excalibur Limited Partnership (the "Series A Preferred Holders") proceeds of approximately $3,082,000 less costs of $181,041 for the issuance of 72,646 shares of the Company's Series A convertible preferred stock with a face value of $3,500,000 and warrants to purchase shares of the Company's common stock. The shares are subject to certain designations, preferences and rights including the right to convert such shares into shares of common stock at any time. The per share conversion price is equal to the quotient of $48.18, plus all accrued and unpaid dividends for each share of the Series A convertible preferred stock, ($60.71 at March 31, 2004), divided by the lower of (x) $1.75 or (y) 95% of the average of the two lowest closing bid prices of the Company's common stock on the American Stock Exchange ("AMEX") out of the fifteen trading days immediately prior to conversion.

     The Series A Preferred Holders have the right to require the Company to redeem their shares of preferred stock on April 6, 2005 or upon occurrence of other events, as defined. The redemption price shall be paid in cash at a price per preferred share equal to the greater of (a) 100% of the preference amount ($48.18 plus accrued dividends) or (b) an amount equal to the aggregate market price on the date of redemption of the common stock that would be then issuable upon conversion of the preferred stock and multiplied by the market price on the date of redemption. The market price is based on a five-day average of the closing bid prices for the five trading days prior to the date of redemption. Should there be no additional conversions on the Series A convertible preferred stock before April 6, 2005, the Company may be required to redeem the shares at a minimum price in excess of $2.7 million.

                         GALAXY NUTRITIONAL FOODS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  (Continued)

     The Series A Preferred Holders converted 13,490 and 15,262 shares of the Series A convertible preferred stock plus accrued dividends, into 459,908 and 624,936 shares of common stock, respectively, during the years ended March 31, 2004 and 2003, respectively. The conversion prices ranged from $1.3633 to $1.75 and were based on the lower of (a) 95% of the average of the two lowest closing bid prices on the AMEX for the fifteen trading days immediately prior to conversion or (b) $1.75.

     The Series A Preferred Holders have the right to receive on any outstanding Series A convertible preferred stock a ten percent dividend on the shares, payable one year after the issuance of such preferred stock, and an eight percent dividend for the subsequent three years thereafter, payable in either cash or shares of preferred stock. For the years ended March 31, 2004, 2003 and 2002, the Company recorded preferred dividends of $201,791, $264,314, and $709,400, respectively, on the outstanding shares of the Series A convertible preferred stock.

     On April 6, 2001, the Company recorded the initial carrying value of the preferred stock as $521,848. Each quarter the Company calculates an estimated redemption value of the remaining preferred stock and then calculates the difference between the initial carrying value and this estimated redemption value. The difference is then accreted over the redemption period (48 months beginning April 2001) using the straight-line method, which approximates the effective interest method. For the years ended March 31, 2004, 2003 and 2002, the Company recorded $1,340,943, $1,370,891, and $1,379,443, respectively, related to the accretion of the redemption value of preferred stock and the beneficial conversion feature of accrued dividends. As of March 31, 2004, the value of the remaining 43,894 shares of redeemable convertible preferred stock is $2,573,581.

     On November 7, 2002, the Series A Preferred Holders exercised their right under the Series A Purchase Agreement to require the Company to solicit the approval of its shareholders for the Company's issuance of all of the shares of common stock potentially issuable upon conversion of the Series A convertible preferred stock and the exercise of their warrants. On September 30, 2003, the Company's shareholders, by majority vote, approved the issuance by the Company of all required common stock in the event of a conversion of the Company's Series A Convertible Preferred Stock and upon the exercise of certain warrants held by the Series A Preferred Holders.

     Common Stock Issuances
     ----------------------
     In October 2003, pursuant to an employment contract, the Company issued 17,500 shares of its common stock with a total value of $37,650 to a former employee for his services from January 2003 to July 2003.

     In March 2002, Angelo S. Morini, the Company's founder, loaned $330,000 to the Company in order for it to pay down certain notes payable that were coming due. This loan bore interest at the prime rate and was due on or before June 15, 2006. In connection with a Second Amended and Restated Employment Agreement effective October 13, 2003 between Mr. Morini and the Company, the Company offset $167,603 of unreimbursed advances owed to it by Mr. Morini and certain family members against the balance of the loan and issued an aggregate of 55,087 shares of the Company's common stock (valued at approximately $2.95 per share) as payment in full.

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

                         GALAXY NUTRITIONAL FOODS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  (Continued)

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

     The Company used $2,000,000 of the proceeds generated from these May 2003 private placements to pay down the balance of the Company's mezzanine loan from FINOVA Mezzanine Capital, Inc. The Company then applied the additional proceeds from the new loan from SouthTrust Bank, as discussed in Note 5, to pay the remaining $2,000,000 on the FINOVA Mezzanine loan. The Company utilized the remainder of the private placement proceeds for working capital and general corporate purposes.

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

                         GALAXY NUTRITIONAL FOODS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  (Continued)

(8)  Income Taxes
     ------------
     The components of the net deferred tax assets consist of the following:


     March 31,                                                                       2004                2003
     -----------------------------------------------------------------------------------------------------------
     Deferred tax assets:
       Net operating loss carry forwards                                         $14,207,000      $13,391,000
       Non-deductible reserves                                                       198,000          401,000
       Investment, alternative minimum and general business tax credits               86,000          139,000
       Accrued employment contract                                                   596,000               --
       Other                                                                         635,000          442,000
     -----------------------------------------------------------------------------------------------------------

     Gross deferred income tax assets                                             15,722,000       14,373,000
     Valuation allowance                                                         (11,816,000)     (11,029,000)
     -----------------------------------------------------------------------------------------------------------

     Total deferred income tax assets                                              3,906,000        3,344,000

     Deferred income tax liabilities:
       Depreciation and amortization                                              (3,906,000)      (3,344,000)
     -----------------------------------------------------------------------------------------------------------

     Net deferred income tax assets                                                       --               --
     Less current portion                                                                 --               --
     -----------------------------------------------------------------------------------------------------------

     Long-term deferred income tax asset                                                  --               --
     ===========================================================================================================

     The valuation allowance increased by $787,000, $1,037,000, and $6,451,000 for the years ended March 31, 2004, 2003, and 2002, respectively. The
     Company has recorded a valuation allowance to state its deferred tax assets at estimated net realizable value due to the uncertainty related to realization of these assets through future taxable income.

     Significant components of income tax (expense) benefit are as follows:

     Years ended March 31,                    2004                       2003                       2002
     -----------------------------------------------------------------------------------------------------------
     Current:
       Federal                             $        --               $        --                  $        --
       State                                        --                        --                           --
     -----------------------------------------------------------------------------------------------------------
                                                    --                        --                           --
     -----------------------------------------------------------------------------------------------------------
     Deferred:
       Federal                                      --                        --                   (1,353,900)
       State                                        --                        --                     (206,100)
     -----------------------------------------------------------------------------------------------------------
                                                    --                        --                   (1,560,000)
     -----------------------------------------------------------------------------------------------------------

                                           $        --               $        --                $  (1,560,000)
     ===========================================================================================================


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

                         GALAXY NUTRITIONAL FOODS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  (Continued)



     The following summary reconciles differences from taxes at the federal statutory rate with the effective rate:


     --------------------------------------------------------------------------------------------------------
     Years ended March 31,                                     2004            2003             2002
     --------------------------------------------------------------------------------------------------------
     Federal income taxes at statutory rates                   (34.0%)        (34.0%)          (34.0%)
     Change in deferred tax asset valuation allowance           26.6%         (93.4%)           41.8%
     Alternative minimum tax                                      --             --               --
     Non deductible expenses:
        Non deductible compensation                               --           93.7%             4.3%
        Imputed interest on note receivable                      7.0%         (18.8%)            1.5%
        Other                                                    0.4%          52.5%            (3.5%)
     Utilization of net operating loss carry forward              --             --               --
                                                            -------------------------------------------------
     Income taxes (benefit) at effective rates                    --             --             10.1%
                                                            =================================================


     Unused net operating losses for income tax purposes, expiring in various amounts from 2008 through 2024, of approximately $37,800,000 are available at March 31, 2004 for carry forward against future years' taxable income. Under Section 382 of the Internal Revenue Code, the annual utilization of this loss may be limited in the event there are changes in ownership.

(9)  Related Party Transactions
     --------------------------
     Additional Morini Transactions
     ------------------------------
     On October 24, 2002, the Company entered into a special services agreement with Angelo S. Morini, authorizing him to author and promote "Veggiesizing, the stealth/health diet" book, which promotes the Company's products. In consideration of these services and for his continued personal pledges, the Company granted him 900,000 shares at the market price of $2.05 on October 24, 2002. On December 4, 2002, as a result of discussions and negotiations with certain major shareholders, Mr. Morini cancelled these options with the Company and accepted new options to acquire 510,060 shares of common stock - 200,000 options were granted at an exercise price of $4.08 per share and 310,060 were granted at an exercise price of $2.05 per share. These options expire on December 4, 2007. As a result of the cancellation and reissuance of options, the Company will account for these options in accordance with variable accounting standards.

     On July 1, 2002, in consideration of his pledge of 250,000 shares of the Company's common stock to secure a $550,000 promissory note by the Company in favor of Excalibur Limited Partnership (See Note 5), the Company granted Mr. Morini stock options to acquire 289,940 shares of common stock at an exercise price of $5.17 (110% of market) per share. These options expire on July 1, 2007.

     In June 1999, in connection with an amended and restated employment agreement for Angelo S. Morini, the Company's Founder, the Company consolidated two full recourse notes receivable ($1,200,000 from November 1994 and $11,572,200 from October 1995) related to the exercise of
     2,914,286 shares of the Company's common stock into a single note receivable in the amount of $12,772,200 that is due on June 15, 2006. This new consolidated note is non-interest bearing and non-recourse and is secured by the 2,914,286 shares of the Company's common stock. Per the June 1999 employment agreement and the October 2003 Second Amended and Restated Employment Agreement, this loan may be forgiven upon the occurrence of any of the following events: 1) Mr. Morini is terminated without cause; 2) there is a material breach in the terms of Mr. Morini's employment agreement; or 3) there is a change in control of the Company for which Mr. Morini did not vote "FOR" in his capacity as a director or a shareholder.

     In October 2000, the Company obtained a $1.5 million bridge loan from SouthTrust Bank (as discussed in Note 5), which was guaranteed by Angelo S. Morini and secured by one million of his above mentioned 2,914,286 shares of the Company's common stock. These one million shares were returned to the Company when the loan was paid in full during February 2004.

                         GALAXY NUTRITIONAL FOODS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  (Continued)

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

     On May 22, 2003, the Company entered into a Master Distribution and Licensing Agreement with Fromageries Bel S.A. ("Bel"), a leading branded cheese company in Europe who is a greater than 5% shareholder in the Company. The agreement became effective upon the closing of the Textron Loan, the new $2 million loan from SouthTrust Bank and the private placements described above. Under the agreement, the Company has granted Bel exclusive distribution rights for the Company's products in a territory comprised of the European Union States and to more than 21 other European countries and territories (the "Territory"). The Company has also granted Bel the exclusive option during the term of the agreement to elect to manufacture the products designated by Bel for distribution in the Territory. The term of the agreement is ten years, provided that either of the parties may elect to terminate the agreement by delivery of notice to the other between March 24, 2007 and May 22, 2007, which termination shall be effective as of first anniversary of the date of the notice of termination. Alternatively, the parties may mutually agree to continue operating under the agreement, to convert the agreement to a manufacturing and license agreement, or to terminate the agreement.

     A director of the Company was paid consulting fees totaling $32,300, $77,520, and $79,600 for introductions into several large foodservice companies during the fiscal years ended March 31, 2004, 2003, and 2002, respectively. Another director of the Company was paid $59,000 for his consulting services on marketing issues.

(10) Economic Dependence
     -------------------
     For the fiscal years ended March 31, 2004, 2003 and 2002, the Company did not have any customer that comprised more than 10% of net sales.

     For the fiscal year ended March 31, 2004, the Company did not have any supplier that comprised more than 10% of raw material purchases. For the fiscal year ended March 31, 2003, the Company purchased approximately $2,23899,000 from one supplier totaling approximately 13% of raw material purchases for the fiscal year. For the fiscal year ended March 31, 2002, the Company purchased approximately $3,374,000 from one supplier totaling approximately 19% of raw material purchases for the fiscal year.

(11) Employee Benefit Plan
     ---------------------
     The Company has a 401(k) defined contribution plan covering all employees meeting certain minimum age and service requirements. The Company's contributions to the plan are determined by the Board of Directors and are limited to a maximum of 50% of the employee's contribution and 6% of the employee's compensation. Company contributions to the plan amounted to $35,807, $21,820, and $38,911 for the fiscal years ended March 31, 2004,
     2003 and 2002, respectively.

(12) Supplemental Cash Flow Information
     ----------------------------------


     Years ended March 31,                                                      2004           2003           2002
     ----------------------------------------------------------------------------------------------------------------
     Non-cash financing and investing activities:
       Purchase of equipment through capital lease obligations and term
         notes payable                                                       $   55,672     $   94,763     $1,564,355
       Amortization of consulting and directors fees paid through
          issuance of common stock warrants                                     643,272        153,238        413,662
       Reduction in accounts payable through issuance of notes payable               --        347,475             --
       Reduction in accounts payable through issuance of common stock            37,650        839,158             --
       Reduction in notes payable through issuance of common stock              162,424             --             --
       Preferred dividends recorded for preferred
         shareholder waiver received in exchange for
         issuance of common stock
                                                                                     --             --        359,400
        Accrued preferred stock dividends                                       201,791        264,314        350,000
       Beneficial conversion feature related to preferred stock dividends        84,923         62,035        120,321
       Accretion of discount on preferred stock                               1,256,020      1,308,856      1,259,122
       Discount related to preferred stock                                           --             --      2,003,770

     Cash paid for:
       Interest (expensed and capitalized)                                    1,396,419      2,349,002      3,579,953
       Income taxes                                                                  --         51,037             --

(13) Earnings Per Share
     -------------------
     The following is a reconciliation of basic net earnings (loss) per share to diluted net earnings (loss) per share:


     Years ended March 31,                                            2004             2003               2002
     ----------------------------------------------------------------------------------------------------------------
     Net loss available to common shareholders                   $(4,504,907)       $(601,077)       $(19,147,995)
                                                              =================  ================   =================

     Weighted average shares outstanding - basic                    14,937,005        12,110,349       10,556,203
     "In-the-money" shares under stock option agreements                    --                --               --
     "In-the-money" shares under stock warrant agreements                   --                --               --
     Less:  Shares assumed repurchased under treasury stock
       method                                                               --                --               --
                                                              -----------------  ----------------   -----------------
     Weighted average shares outstanding - diluted                 14,937,005       12,110,349        10,556,203
                                                              =================  ================   =================
     Basic net loss per common share                                $  (0.30)        $  (0.05)         $  (1.81)
                                                              =================  ================   =================
     Diluted net loss per common share                              $  (0.30)        $  (0.05)         $  (1.81)
                                                              =================  ================   =================


     Potential conversion of the Series A convertible preferred stock for 1,522,658 shares, options for 4,742,201 shares and warrants for 1,242,856 shares have not been included in the computation of diluted net income
     (loss) per common share for the year ended March 31, 2004 as their effects were antidilutive. Potential conversion of the Series A convertible preferred stock for 2,013,831 shares, options for 4,652,146 shares and warrants for 742,856 shares have not been included in the computation of diluted net income (loss) per common share for the year ended March 31, 2003 as their effects were antidilutive. Potential conversion of the Series A convertible preferred

                         GALAXY NUTRITIONAL FOODS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  (Continued)

     stock for 769,034 shares, options for 2,809,384 shares and warrants for 490,878 shares have not been included in the computation of diluted net income (loss) per common share for the year ended March 31, 2002 as their effects were antidilutive.

(14) Fourth Quarter Adjustments
     --------------------------
     There were no significant or unusual adjustments in the fourth quarter of fiscal 2004 and 2003.

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

(15) Schedule of Valuation Account
     -----------------------------


                                                      Balance at       Charged to        Write-Offs,
                                                     Beginning of      Costs and       Retirements and    Balance at
                                                         Year           Expenses         Collections      End of Year
     -------------------------------------------------------------------------------------------------------------------
     Year Ended March 31, 2002:
       Allowance for trade receivables                  $375,000       $6,364,871       ($5,929,405)          $810,466

     Year Ended March 31, 2003:
       Allowance for trade receivables                  $810,466       $2,159,891       ($2,337,136)          $633,221

     Year Ended March 31, 2004:
       Allowance for trade receivables                  $633,221        2,433,458       ($2,433,679)          $633,000


     In addition to reserving for potential uncollectible accounts, the Company uses its allowance for trade receivables account to estimate future credits that will be issued to customers for items such as discounts, rebates, sales promotions, coupons, slotting fees and spoils that relate to current period sales. For the years ended March 31, 2004, 2003 and 2002, the Company recorded an expense of $59,908, $127,389 and $925,836, respectively related to bad debt. For the years ended March 31, 2004 and 2003, this amounted to less than 0.5% of gross sales and for the year ended March 31, 2002 it was approximately 2% of gross sales.

                         GALAXY NUTRITIONAL FOODS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  (Continued)


(16) Quarterly Operating Results (Unaudited)
     ---------------------------------------
     Unaudited quarterly operating results are summarized as follows:


                                                                           Three Months Ended (Unaudited)
                                                      -----------------------------------------------------------------------
     2004                                                 March 31          December 31       September 30         June 30
     ----
                                                      -------------      ----------------     -----------       -------------
     Net sales                                        $   8,512,702      $      9,638,571     $ 9,329,907       $   8,695,781
     Gross margin                                         2,745,256             2,922,821       2,999,930           2,644,665
     Net income (loss)                                      614,430            (1,378,354)       (228,145)         (1,970,104)
     Net income (loss) for common shareholders              906,277            (1,557,986)       (933,385)         (2,919,813)
     Basic net income (loss) per common share                  0.06                 (0.10)          (0.06)              (0.21)
     Diluted net income (loss) per common share                0.06                 (0.10)          (0.06)              (0.21)
     Stockholders' equity                                 8,226,481             7,497,656       8,404,579           9,191,983

                                                                           Three Months Ended (Unaudited)
                                                      -----------------------------------------------------------------------

     2003                                                 March 31          December 31       September 30         June 30
     ----
                                                      -------------      ----------------     -----------       -------------


     Net sales                                        $  10,213,005      $      9,755,729     $10,062,331       $   9,977,704

     Gross margin                                         3,222,414             2,949,866       3,015,101           2,741,200
     Net income (loss)                                     (241,059)             (476,568)        732,245           1,019,510
     Net income (loss) for common shareholders               70,755            (1,823,610)        541,545             610,233
     Basic net income (loss) per common share                  0.01                 (0.15)           0.05                0.05
     Diluted net income (loss) per common share                0.01                 (0.15)           0.04                0.05
     Stockholders' equity                                 6,440,346             6,470,626       7,111,328           7,062,553


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not Applicable.

ITEM 9A. CONTROLS AND PROCEDURES.

As of March 31, 2004, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO"), and the Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures to insure that the Company records, processes, summarizes and reports in a timely and effective manner the information required to be disclosed in reports filed with or submitted to the Securities and Exchange Commission. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective in timely bringing to their attention material information related to the Company required to be included in the Company's periodic Securities and Exchange Commission filings. Since the date of this evaluation, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect those controls.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth the current directors and executive officers of the Company as of June 25, 2004, as well as their respective ages and positions with the Company:

NAME                               AGE                           POSITIONS
---------------------------------------------------------------------------------------------------------------
David H. Lipka                     74           Director, Chairman of the Board of Directors

Michael E. Broll  (1)              55           Director

Thomas R. Dyckman (1) (2)          72           Director, Chairman of the Audit Committee

Charles L. Jarvie  (2)             67           Director, Chairman of the Compensation Committee

Joseph J. Juliano (2)              53           Director

Angelo S. Morini                   61           Director

Christopher J. New                 43           Director and Chief Executive Officer

Patrice M.A. Videlier (1)          61           Director

Salvatore J. Furnari               39           Chief Financial Officer

John W. Jackson                    46           Vice President of Sales

Christopher E. Morini              48           Vice President of New Business Development and Key Accounts

Thomas J. Perno                    49           Vice President of Operations

Kulbir Sabharwal                   61           Vice President of Technical Services

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

Michael E. Broll is a private investor and consultant in the food industry, and most recently was President and CEO, from 1999 to 2002, of Chef Solutions Inc., a subsidiary of LSG Lufthansa, a business specializing in providing convenient baked foods and prepared meals to food service and retail segments of the food industry. Mr. Broll's career includes major executive assignments with Allied-Domecq Retailing as the head of its total supply chain for North America from 1997 to 1999, Nestle USA as the head of all supply chains for the chilled food group in North America from 1993 to 1995, and Pillsbury Company as its Vice President of Operations for the bakery group supply chain from 1991 to 1993. Mr. Broll received his BS in Economics from the University of Illinois in 1978.

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

Angelo S. Morini was the Founder and inventor of the Company's healthier dairy alternative formula and was President of the Company since its inception until October 2003.. In December 2002, he was elected as the Vice-Chairman of the Board of Directors and President. On December 17, 2002, Mr. Morini resigned from his positions as Chief Executive Officer and Chairman of the Board. Effective October 13, 2003, Angelo S. Morini the Company's Founder, Vice-Chairman and
President resigned from his positions with the Company as Vice-Chairman and President and will no longer be involved in the daily operations of the Company. He will retain the title of Founder and has been named Chairman Emeritus. From 1987 to December 2002, he served as Chairman of the Board of Directors, President, and Chief Executive Officer. Between 1972 and 1980, Mr. Morini was the general manager of Galaxy Cheese Company, which operated as a sole proprietorship until its incorporation in May 1980. Prior to 1974, he was associated with the Food Service Division of Pillsbury Company and the Post Division of General Foods Company. In addition, he worked in Morini Markets, his family-owned and operated chain of retail grocery stores in the New Castle, Pennsylvania area. Mr. Morini received a B.S. degree in Business Administration from Youngstown State University in 1968. Mr. Morini's brother, Christopher E. Morini, works for the Company as Vice President of New Business Development and Key Accounts. Prior to November 2003, Angelo S. Morini's wife, Julie Morini, was employed by the Company in the marketing and public relations departments. Mr. Morini's brother, Ronald Morini, worked for the Company until October 31, 2003 as an engineering consultant and was paid $61,310 in consulting fees and benefits during the fiscal year ended March 31, 2004.

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

Patrice M.A. Videlier currently serves as Senior Vice President of Marketing - World for Fromageries Bel S.A. a company organized under the laws of France. Mr. Videlier has held numerous Sales and Marketing vice presidential positions over divisions such as the Natural Cheese Division, the European Division, and the International Worldwide Division; and he has served as a director for Fromageries Bel S.A. since 1990. From 1969 to 1989, Mr. Videlier was a senior marketing executive with Unilever Co. Mr. Videlier received his Masters in Business Administration from Indiana University. Mr. Videlier has agreed to serve as a director of the Company at the request of Fromageries Bel S.A., a beneficial owner of more than five percent (5%) of the Company's common stock. Mr. Videlier received his Masters in Business Administration from Indiana University in 1968.

Executive Officers
------------------

Salvatore J. Furnari, CPA was appointed the Company's Chief Financial Officer on July 8, 2002. From November 11, 2001 until July 8, 2002, Mr. Furnari served as the Company's Controller. Prior to joining the Company, Mr. Furnari was Corporate Controller and Treasurer of Pritchard Industries, Inc. From 1998 through 1999, he served as Chief Financial Officer and Vice President of Finance for Garage Management Corporation; and from 1993 until 1998, he was Chief Financial Officer of American Asset Corporation. Mr. Furnari received his B.S. in accounting from Queens College in New York City in May 1987.

John W. Jackson has been Vice President of Sales for the Company since 1993. From 1985 through 1992, Mr. Jackson was director of sales for H.J. Heinz Company. Mr. Jackson received his B.S. in business administration and accounting from Mars Hill College in 1980.

Christopher E. Morini has been the Vice President of New Business Development and Key Accounts since September 2001, having formerly served as Vice President of Marketing and International Sales for the Company since 1993. From 1986 through 1993, Mr. Morini was a Vice President of the Company, where he has been responsible for various sales and marketing divisions of the Company, including the Food Service, International Sales and Retail Sales divisions. Mr. Morini started with the Company as an area salesman in 1983 and became sales manager in 1984. Mr. Morini received a B.S. in economics from Slippery Rock University in 1978. Christopher E. Morini's brother, Angelo S. Morini, is the Founder of the Company.

Thomas J. Perno has worked for the Company since 1983. He began as a Shipping and Receiving Supervisor, then he was promoted to Plant Manager and then to Vice President of Operations. Mr. Perno received his M.S in Electrical Engineering from Penn State University in 1976.

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

Based solely upon the Company's review of those reports required by Section 16(a) and filed by or on behalf of the Company's officers, directors and stockholders owning greater than 10% of the Company's common stock, or written representations that no such reports were required which were submitted by such persons, the Company believes that during the fiscal year ended March 31, 2004, all of the officers and directors and stockholders owning greater than 10% of the Company's common stock complied with all applicable Section 16(a) filing requirements except for Michael E. Broll, Charles L. Jarvie and John W. Jackson. Each of the named individuals filed one report containing one transaction related to the acquisition of stock options after the required two or ten day reporting period, as applicable.

Other
-----

The Company has adopted a code of ethics as defined in Item 406 of Regulation S-K, which code applies to all of its employees, including its principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions. This code of ethics is available free of charge on the Company's website at www.galaxyfoods.com.

Additionally, the Company has adopted corporate governance guidelines and charters for its Audit and Compensation Committees and will adopt a code of business conduct and ethics that applies to the members of its Board of Directors. All of these materials may be acquired free of charge by requesting a copy by writing to: Corporate Secretary, Galaxy Nutritional Foods, Inc. 2441 Viscount Row, Orlando, FL 32809.

Audit Committee
---------------

The Company maintains a separately designated standing audit committee in accordance with Section 3(a)(14)(A) of the Securities Exchange Act of 1934, as amended. The audit committee members are Thomas R. Dyckman, Michael E. Broll and Patrice M.A. Videlier.

The Board of Directors has determined that all members of the audit committee are financially capable and that Thomas R. Dyckman, the audit committee chairman, is an "audit committee financial expert" within the meaning of the regulations of the Securities and Exchange Commission. Mr. Dyckman is considered an audit committee financial expert related to his significant and relevant accounting and financial experience disclosed above. The Company has determined that all audit committee members are "independent" as that term is defined in
Item 7(d)(3)(iv) of Schedule MA promulgated under the Exchange Act. No member of the audit committee received any payments from the Company other than compensation received as a director of the Company. Mr. Dyckman has declined all cash compensation for his director services to the Company.

Nominating Committee
--------------------

The Company does not have a standing nominating committee as of the date of this report, but the Board of Directors intends to establish a nominating committee prior to the filing of the Company's proxy statement for its next annual meeting.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table
--------------------------

The following table sets forth the compensation during the fiscal years ended March 31, 2004, 2003 and 2002 paid to the following individuals (each, a "Named Executive Officer"): the Company's Chief Executive Officer and (i) its four other most highly compensated executive officers, and (ii) up to two additional individuals for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer at the end of the last completed fiscal year; provided, in the cases of (i) and (ii) above, that no disclosure is provided for any individual whose total annual salary and bonus does not exceed $100,000:

                           SUMMARY COMPENSATION TABLE

                                                                                           Long-Term Compensation

                                       Annual Compensation                         Awards        Payouts
               (a)               (b)       (c)       (d)             (e)            (f)            (g)          (h)          (i)
                                                                    Other
                                                                   Annual        Restricted                               All Other
                                                                   Compen-          Stock       Securities       LTIP      Compen-
Names and                      Fiscal    Salary     Bonus          sation         Award(s)      Underlying     Payouts     sation
Principal Position              Year       ($)       ($)             ($)             ($)     Options/SARs (#)    ($)      ($) (34)
-----------------------------------------------------------------------------------------------------------------------------------
Christopher J. New              2004     188,539          -        26,601 (2)         -            -              -        5,106
Chief Executive Officer (1)     2003     165,673          -        16,564 (3)         -         125,000(5)        -        2,855
                                2002     89,693           -         7,583 (4)         -         100,000(6)        -            -

Salvatore J. Furnari            2004     134,577          -        25,600 (8)         -            -              -        5,106
Chief Financial Officer (7)     2003     116,923          -           (33)            -          30,000(9)        -        4,680
                                2002     28,077           -           (33)            -          10,000(10)       -          700

John W. Jackson                 2004     138,000          -        11,510 (12)        -            -              -        6,302
Vice President of Sales (11)    2003     138,000          -        10,250 (13)        -         96,429(15)        -        4,591
                                2002     138,000     38,300        10,296 (14)        -          75,000(16)       -        1,200

Angelo S. Morini                2004     300,000          -        38,512 (19)        -            -              -       14,086
Founder and Director (17)       2003     300,000     53,706 (18)   33,349 (20)        -         800,000(22)       -        4,556
                                2002     300,000          -        31,407 (21)        -         375,000(23)       -        3,450

Christopher E. Morini           2004     155,000          -        18,135 (25)        -            -              -        5,106
Vice President of Int'l         2003     155,000          -        17,626 (26)        -         97,143(28)        -        4,829
Sales (24)                      2002     155,000     23,000        18,865 (27)        -          75,000(29)       -        3,450

Kulbir Sabharwal                2004     132,500          -           (33)            -            -              -        7,438
Vice President of Technical
Services (30)                   2003     130,000          -           (33)            -          63,143(31)       -        6,343
                                2002     118,000          -           (33)            -          45,000(32)       -        3,450

      (1) On September 4, 2001, Christopher J. New was appointed Chief Marketing Officer and Vice President of Strategy. In December 2001, the Board appointed Mr. New as Chief Operating Officer and on December 17, 2002, the Board appointed Mr. New as Chief Executive Officer. Effective January 1, 2004, the Board approved an increase in his annual compensation from $180,000 to $210,000.

      (2) For the fiscal year ended March 31, 2004, the Company paid $26,601 for an auto allowance for Mr. New.

      (3) For the fiscal year ended March 31, 2003, the Company paid $14,835 for an auto allowance and $1,729 for auto insurance for Mr. New.

      (4) For the fiscal year ended March 31, 2002, the Company paid $7,583 to Mr. New for an auto allowance.

      (5) In December 2002, the Company granted options to acquire 25,000 shares of the Company's common stock at an exercise price equal to the market price on the date of grant of $1.67 per share to Mr. New in consideration for his continued employment with the Company. Such options are fully exercisable and expire December 5, 2012. In October 2002, the Company repriced 100,000 options, which were previously granted (as described below in footnote 6) and therefore are included.

      (6) Under the terms of his employment agreement, Mr. New received an option to purchase up to 100,000 shares of the Company's common stock at an exercise price equal to the market price on the date of grant of $4.98 per share. On October 11, 2002, the Company repriced the options to purchase 100,000 shares from $4.98 per share to the then-market price of $2.05 per share. One-third of such options shall become exercisable in September each year until all such options are exercisable. In the event of a change in control, all such options shall immediately become exercisable. Such options expire July 16, 2011.

      (7) On July 8, 2002, Salvatore Furnari was appointed Chief Financial Officer of the Company. From November 2002 to July 8, 2002, he worked as the Company's Controller. Effective January 1, 2004, the Board approved an increase in his annual compensation from $130,000 to $145,000.

      (8) For the fiscal year ended March 31, 2004, the Company paid $25,600 for a car allowance for Mr. Furnari.

      (9) On July 8, 2002, the Company granted options to acquire 20,000 shares of the Company's common stock at an exercise price equal to the market price on the date of grant of $4.55 per share to Mr. Furnari in consideration for his continued employment with the Company. On October 11, 2002, the Company repriced the options to purchase 20,000 shares from $4.55 per share to the then-market price of $2.05 per share. One-third of such options shall become exercisable each year in July 2003, 2004 and 2005 until all such options are exercisable. In the event of a change in control, all such options shall immediately become exercisable. Such options expire July 8, 2012. In October 2002, the Company repriced 10,000 options, which were previously granted (as described below in footnote 10) and therefore are included.

      (10) Under the terms of his employment agreement, Mr. Furnari received an option to purchase up to 10,000 shares of the Company's common stock at an exercise price equal to the market price on the date of grant of $5.60 per share. On October 11, 2002, the Company repriced the options to purchase 10,000 shares from $5.60 per share to the then-market price of $2.05 per share. One-fourth of the options became exercisable February 12, 2002 and one-fourth shall become exercisable on each of the following December 12, 2002, 2003 and 2004. Such options expire November 12, 2011.

      (11) Effective April 1, 2004, Mr. Jackson's employment agreement provides for an annual base salary of $144,900. Prior to this, the annual base salary was $138,000. In March 2002, Mr. Jackson received $38,300 in bonuses related to fiscal 2000.

      (12) For the fiscal year ended March 31, 2004, the Company paid $10,943 in auto lease and auto allowance payments and $567 for automobile insurance.

      (13) For the fiscal year ended March 31, 2003, the Company paid $8,871 in auto lease payments and $1,379 for automobile insurance.

      (14) For the fiscal year ended March 31, 2002, the Company paid $8,917 in auto lease payments and $1,379 for automobile insurance.

      (15) On October 11, 2002, the Company repriced all 96,429 outstanding options held by Mr. Jackson from their original exercise price to the then-market price of $2.05 per share. The original exercise prices of the options were equal to the market price on the date of grant as follows: 14,286 options at $2.84; 75,000 options (as further described below in footnote 16) at $4.40 and 7,143 options at $8.47.

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

      (17) In a Second Amended and Restated Employment Agreement effective October 13, 2003, Angelo S. Morini the Company's Founder,
            Vice-Chairman and President resigned from his positions with the Company as Vice-Chairman and President and will no longer be involved in the daily operations of the Company. He will retain the title of Founder and has been named Chairman Emeritus. Mr. Morini will continue as an employee and as a member of the Company's Board of Directors. Additionally, he may carry out special assignments designated to him by the Chairman of the Board. The Agreement is for a five-year period beginning October 13, 2003 and provides for an annual base salary of $300,000 plus standard health insurance benefits, club dues and an auto allowance.

      (18) For the fiscal year ended March 31, 2003, the Company accrued bonuses of $53,706 to Mr. Morini. These bonuses were used to pay down the employee advances due from Mr. Morini at the end of fiscal 2003.

      (19) For the fiscal year ended March 31, 2004, the Company paid $24,584 in auto lease and auto allowance payments and $13,928 for club dues for Mr. Morini.

      (20) For the fiscal year ended March 31, 2003, the Company paid $21,081 in auto lease payments, $1,670 for automobile insurance, and $10,598 for club dues for Mr. Morini.

      (21) For the fiscal year ended March 31, 2002, the Company paid $20,833 in auto lease payments, $1,670 for automobile insurance, and $8,904 in club dues for Mr. Morini.

      (22) On July 1, 2002, the Board of Directors granted Mr. Morini options to acquire 289,940 shares of common stock at an exercise price of $5.17 per share (110% of market) in consideration of Mr. Morini's pledge of 250,000 shares of the Company's common stock to secure a $550,000 bridge loan to the Company from Excalibur Limited Partnership. Such options are fully exercisable and shall expire on July 1, 2007. Effective as of December 4, 2002, the Board of Directors granted Mr. Morini options to acquire 510,060 shares of common stock in accordance with the terms of a special services agreement between the Company and Mr. Morini for writing a comprehensive diet and recipe book about the Company and its products and for the potential distribution of this book worldwide. Of these 510,060 options, 200,000 have an exercise price of $4.08 per share and 310,060 have an exercise price of $2.05 per share. Such options are fully exercisable and shall expire on December 4, 2007. The market price on the date of grant was $1.67.

      (23) In April 2001, Angelo S. Morini was granted incentive stock options to acquire 375,000 shares of common stock at an exercise price equal to the market price on the date of grant of $4.40 per share. One-fifth of such options shall become exercisable on each anniversary of the grant date until all such options are exercisable. Such options shall expire on April 19, 2011.

      (24) Mr. C. Morini's annual base salary was $155,000. In March 2002, Mr. Morini received $23,000 in bonuses related to fiscal 2000.

      (25) For the fiscal year ended March 31, 2004, the Company paid $12,595 for auto lease payments, $1,368 for automobile insurance, and $4,172 for club dues for Mr. C. Morini.

      (26) For the fiscal year ended March 31, 2003, the Company paid $12,595 for auto lease payments, $1,368 for automobile insurance, and $3,663 for club dues for Mr. C. Morini.

      (27) For the fiscal year ended March 31, 2002, the Company paid $12,536 in auto lease payments, $1,368 for automobile insurance, and $4,961 for club dues for Mr. C. Morini.

      (28) On October 11, 2002, the Company repriced all 97,143 outstanding options held by Mr. C. Morini from their original exercise price to the then-market price of $2.05 per share. The original exercise prices of the options were equal to the market price on the date of grant as follows: 14,286 options at $2.84, 714 options at $3.50; 75,000 options (as further described below in footnote 29) at $4.40 and 7,43 options at $8.47.

      (29) In April 2001, Mr. C. Morini was granted an incentive stock option to purchase up to 75,000 shares of common stock at an exercise price equal to the market price on the date of grant of $4.40 per share. On October 11, 2002, the Company repriced the options to purchase 75,000 shares from $4.40 per share to the then-market price of $2.05 per share. One-third of such options shall become exercisable on each anniversary of the grant date until all such options are exercisable. Such options expire April 19, 2011.

      (30) Effective April 1, 2004, Mr. Sabharwal will receive an annual base salary of $135,200. Prior to this, the annual base salary was $130,000 during fiscal 2004 and $118,000 during fiscal 2003.

      (31) On September 20, 2002, Mr. Sabharwal was granted an incentive stock option to purchase up to 11,000 shares of common stock at an exercise price equal to the market price on the date of grant of $3.12 per share. Two thousand (2,000) such options shall become exercisable one year from the grant date and then 3,000 per year thereafter on each anniversary of the grant date until all such options are exercisable. Such options expire September 20, 2012. On October 11, 2002, the Company repriced all 63,143 outstanding options held by Mr. Sabharwal from their original exercise price to the then-market price of $2.05 per share. The original exercise prices of the options were equal to the market price on the date of grant as follows: 7,143 options at $8.47, 45,000 options (as further described below in footnote 32) at $4.40 and 11,000 options at $3.12.

      (32) In April 2001, Mr. Sabharwal was granted an incentive stock option to purchase up to 45,000 shares of common stock at an exercise price equal to the market price on the date of grant of $4.40 per share. On October 11, 2002, the Company repriced the options to purchase 75,000 shares from $4.40 per share to the then-market price of $2.05 per share. One-third of such options shall become exercisable on each anniversary of the grant date until all such options are exercisable. Such options expire April 19, 2011.

      (33) Other than the options described in the footnotes above, there were no other annual compensation, perquisites or other personal benefits, securities or property equal to the lesser of $50,000 or 10% of the total annual salary and bonus reported for such Named Executive Officer.

      (34) "All Other Compensation" represents the health insurance premiums and employer matching 401k contributions paid by the Company on behalf of the indicated Named Executive Officer.

Aggregate Option Exercises and Fiscal Year-End Option Value Table
-----------------------------------------------------------------

The following table summarizes for each Named Executive Officer each exercise of stock options during the fiscal year ended March 31, 2004 and the fiscal year-end value of unexercised options. The value of unexercised in-the-money options at March 31, 2004 is based on a value of $1.93 per share, the closing price of the Company's common stock on the American Stock Exchange on March 31, 2004:


    AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND YEAR-END OPTION VALUES
------------------------------------------------------------------------------------------------------------------------------------
                           Shares                             Number of Securities                          Value of
                        Acquired on         Value    Underlying Unexercised Options/SARS at                Unexercised
                          Exercise      Realized ($)           Fiscal Year-End (#)                  In-the-Money Options/SARS
  Name                       (#)                                                                      at Fiscal Year-End ($)
------------------------------------------------------------------------------------------------------------------------------------
                                                       Exercisable          Unexercisable      Exercisable          Unexercisable
                                                     ----------------- --------------------- ----------------- ---------------------
Christopher J. New           --              --             92,984              33,334           $6,500                   --
Salvatore J. Furnari         --              --             14,166              15,834             --                     --
John W. Jackson              --              --             96,429                --               --                     --
Angelo S. Morini             --              --          2,888,447             150,000             --                     --
Christopher E. Morini        --              --             96,429                --               --                     --
Kulbir Sabharwal             --              --             55,393              9,000              --                     --
------------------------------------------------------------------------------------------------------------------------------------


Compensation of Directors
-------------------------

Standard Arrangements. Each non-employee director who served on the Board of Directors during the fiscal year ended March 31, 2004 was entitled to receive a fee of $2,500 plus expenses for each Board of Directors meeting in which they attended in person on or before September 30, 2003. After September 30, 2003, the Board agreed to reduce this fee to $1,500 per meeting. Additionally, each non-employee director of the Company is entitled to receive, on October 1 of each year, options to purchase a number of shares of common stock equal to (i) 286 shares, if such director served for a full year prior to the October 1 anniversary date, or (ii) a pro rated amount equal to 24 shares for each full month served during the year prior to such anniversary date, if such director did not serve for a full year prior to the anniversary date. Such options are granted pursuant to the Company's 1991 Non-Employee Director Stock Option Plan, which was adopted by the Board of Directors on October 1, 1991, and approved by the shareholders of the Company on January 31, 1992, as the same was amended by that certain 1996 Amendment and Restatement of the 1991 Non-Employee Director Stock Option Plan (as amended, the "Director Plan").

Other Arrangements. During each of the fiscal years ended March 31, 2004, 2003 and 2002, Joseph J. Juliano, a director of the Company, received cash or benefits totaling $32,300, $77,520, and $79,600, respectively, in return for developing and maintaining business relationships with prospective and existing customers and suppliers on behalf of the Company. During the fiscal year ended March 31, 2004, C. Anthony Wainwright was granted options to acquire 200,000 shares of common stock at an exercise price of $2.17 per share (123% of the closing price of the common stock as reported by AMEX) in consideration of his acceptance of the position as a member of the Board of Directors. On December 17, 2003, Michael E. Broll, was granted options to acquire 200,000 shares of common stock at an exercise price of $3.29 per share (130% of the closing price of the common stock as reported by AMEX) in consideration of his acceptance of position as a member of the Board of Directors. During the fiscal year ended March 31, 2004, Charles L. Jarvie received total compensation of $59,000 for his services as Chairman of the Board prior to August 22, 2003 and for his consulting services to the Company. David H. Lipka received $34,417 for his services as Chairman of the Board from September 22, 2003 to March 31, 2004.

Employment Agreements
---------------------

Angelo  S.  Morini.  In a  Second  Amended  and  Restated  Employment  Agreement
effective October 13, 2003, Angelo S. Morini the Company's Founder, Vice-Chairman and President resigned from his positions with the Company as Vice-Chairman and President and will no longer be involved in the daily operations of the Company. He will retain the title of Founder and has been named Chairman Emeritus. Mr. Morini will continue as an employee and as a member of the Company's Board of Directors. Additionally, he may carry out special assignments designated to him by the Chairman of the Board. The agreement is for a five-year period beginning October 13, 2003 and provides for an annual base salary of $300,000 plus standard health insurance benefits, club dues and an auto allowance. Other material provisions of the Agreement are as follows:

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

      4. Mr. Morini has agreed that during the term of his employment, and for a period of one (1) year following his termination of employment for any reason other than pursuant to termination without cause, a material breach of the agreement, or a change of control (as defined in the agreement) in the Company for which he did not vote, he will not, directly or indirectly, either as an employee, employer, consultant, agent, principal, partner, stockholder (other than owning fewer than one percent (1%) of the outstanding shares of a public corporation), corporate officer, director, or any other individual or representative capacity, engage or participate in any business that directly competes with the Company within those areas in the United States in which the Company is doing business as of the date of termination.

      5. If the agreement is terminated by the Company without cause, Mr. Morini shall: (a) be entitled to continued payment of his annual compensation, health insurance benefits, club dues, auto allowance and life insurance benefits for the remainder of the term of the Agreement, (b) become fully "vested" under the terms of any stock option agreements executed and delivered prior to, along with, or after the agreement and (c) be released from the terms of the $12,772,200 Loan Agreement dated June 15, 1999 and all monies outstanding thereunder will be forgiven by the Company. The provisions of the agreement related to the forgiveness of the $12,772,200 loan remain unchanged from the first Amended and Restated Employment Agreement. Mr. Morini acknowledges that his change in role does not constitute a termination of Mr. Morini by the Company, under the First Amended and Restated Employment Agreement.

      6. If Mr. Morini terminates his employment in any manner other than in connection with a material breach of the agreement by the Company, he shall not be entitled to receive any further compensation or benefits, except that if he terminates his employment in connection with a change of control (as defined in the agreement) in the Company for which he did not vote, he will be released from the terms of the $12,772,200 Loan Agreement dated June 15, 1999 and all monies outstanding thereunder will be forgiven by the Company. The provisions of the agreement related to the forgiveness of the $12,772,200 loan remain unchanged from the first Amended and Restated Employment Agreement.

The Company accrued and expensed the five-year cost of this agreement in the quarter ended December 31, 2003. The total estimated costs expensed under this agreement are $1,830,329 of which $1,659,447 remained unpaid but accrued ($366,305 as short-term liabilities and $1,293,142 as long-term liabilities) as of March 31, 2004. The long-term portion will be paid out in nearly equal monthly installments ending in October 2008.

Christopher J. New. On September 4, 2001, Christopher J. New was appointed Chief Marketing Officer and Vice President of Strategy. In December 2001, the Board appointed him to Chief Operating Officer and in December 2002, the Board appointed him to Chief Executive Officer. Mr. New's current employment agreement provides for a base salary of $210,000. Mr. New will also be entitled to receive a bonus of up to 40% of his base salary at fiscal year end with the qualification of such bonus to be determined by the Board of Directors. The agreement also provides for an automobile allowance up to $2,700 per month. In the event of a change in ownership of the Company which results in his termination, Mr. New will be entitled to receive three years of his base salary as severance. In the event Mr. New's employment is terminated after September 4, 2003, but prior to September 4, 2004, he will be entitled to receive two years of his base salary as severance. In the event Mr. New's employment is terminated after September 4, 2004, he will be entitled to receive three years of his base salary as severance. In the event of a change in control of the majority ownership of the Company or he is terminated without cause, all prior granted but unvested stock options will immediately vest.

Salvatore J. Furnari. On November 11, 2001, Mr. Furnari was appointed as Controller and on July 8, 2002, he was appointed as the Company's Chief Financial Officer. Under the terms of his current employment agreement, he will receive an annual base salary of $145,000. In the event of a change in control of the majority ownership of the Company or he is terminated without cause, all prior granted but unvested stock options will immediately vest. In the event Mr. Furnari's employment is terminated, he will be entitled to receive one year of his base salary, auto allowance and health benefits as severance.

John W. Jackson. In August of 1993, Mr. Jackson was appointed as Vice President of Sales. Mr. Jackson's current employment agreement provides for a base salary of $144,900 and an auto allowance of $1,000 per month. Mr. Jackson will also be entitled to a bonus that shall not exceed 40% of his base salary based on certain personal and Company goals as established by the Company's Chief Executive Officer. In the event of a change in ownership of the Company which results in his termination, Mr. Jackson will be entitled to receive three years of his base salary as severance. In the event Mr. Jackson's employment is otherwise terminated, he is entitled to receive one year of his base salary as severance, the payment of which shall be made at the Company's discretion.

Christopher E. Morini. Angelo S. Morini's brother, Christopher E. Morini, works for the Company as Vice President of New Business Development and Key Accounts. From February of 1993 until October 2001, Mr. C. Morini served as Vice President of Marketing. Mr. C. Morini's current employment agreement provides for a base salary of $155,000 per year, an automobile lease with insurance, which together shall not exceed $1,100 per month, and monthly country club dues. Mr. C. Morini will also be entitled to a bonus that shall not exceed 40% of his base salary based on certain personal and Company goals as established by the Company's Chief Executive Officer. In the event Mr. C. Morini's employment is terminated, Mr. C. Morini will be entitled to receive five years of his base salary as severance.

Additional  Information  with Respect to Insider  Participation  in Compensation
--------------------------------------------------------------------------------
Committee
---------

From April 1, 2003 until August 22, 2003, the committee members consisted of David H. Lipka (chairman), Thomas R. Dyckman, Joseph J. Juliano and C. Anthony Wainwright. On August 22, 2003, Charles L. Jarvie replaced Mr. Lipka as the Chairman and in October 2003, upon the death of Mr. Wainwright, the committee was reduced to three members.

None of the current or former members of the Compensation Committee is or has been an officer or employee of the Company. All current members are independent within the meaning of the listing standards of the AMEX except for Mr. Juliano who, prior to September 2003, received compensation for his services in developing and maintaining business relationships with prospective and existing customers and suppliers on behalf of the Company. During each of the fiscal years ended March 31, 2004, 2003 and 2002, Mr. Juliano, received cash or benefits totaling $32,300, $77,520, $79,600, respectively. From April 2002 to August 31, 2003, the Company leased an apartment in New York from 400 East 84th Street Associates, LP at $6,460 per month and allowed Mr. Juliano use of this apartment in lieu of direct cash payments for his services.

Board Report on Executive Compensation
--------------------------------------

The following report describes the compensation policies applicable to the Company's executive officers' compensation for the fiscal year ended March 31, 2004:

ROLE OF THE COMPENSATION COMMITTEE
----------------------------------

In accordance with the charter of the Compensation Committee (the "Committee"), the Committee is appointed by the Board to oversee the overall Company compensation policies and their specific application to executive officers elected by the Board and to members of the Board.

In order to carry out this purpose, the Committee has the following duties and responsibilities with respect to setting the compensation of the Chief Executive Officer and other executive officers of the Company who are elected by the
Board:

     o To periodically review compensation policies and strategies that apply generally to all or groups of Company employees;

     o To regularly review and evaluate compensation of executive officers of the Company;

     o To approve compensation of executive officers of the Company as designated by the Board or for which it cannot be delegated to the Company's Chief Executive Officer;

     o To review and approve corporate goals and objectives relevant to the compensation of the Company's Chief Executive Officer and President;

     o To evaluate the performance of the Chief Executive Officer and President in light of the approved corporate goals and objectives;

     o To set the base salary and short-term incentive compensation of the Chief Executive Officer and President based on the Committee's evaluation of competitive compensation practices and their performance in achieving the corporate goals established for the position as set by the Committee;

     o To set the long-term incentive compensation of the Chief Executive Officer and President considering the Company's performance and relative shareholder return, along with the value of incentive awards to chief executives at other companies;

     o To make recommendations to the Board with respect to incentive compensation plans and equity based plans;

     o    To  regularly  review  and  evaluate  the  compensation   program  for
          Directors and, as appropriate, recommend changes to the Board;

     o    To  administer   and  otherwise   exercise  the  various   authorities
          prescribed for the Committee by the Company's Stock Plans including the Non-Employee Directors Stock Plan

The Committee has the authority to retain a compensation consultant to assist in the evaluation of Director, CEO or principal officer compensation, as well as such other experts as the Committee deems necessary in the performance of its duties.

COMPENSATION OF EXECUTIVE OFFICERS
----------------------------------

In reviewing and approving the base salaries of executive officers, other than the Chief Executive Officer and President as discussed below, the Committee considered the terms of any existing employment contract with the executive, the recommendation of the Chief Executive Officer, responsibility levels and the salary norms for other individuals in comparable positions. The salaries for the most highly compensated executive officers of the Company are disclosed in the Executive Compensation Summary Table.

For salary increases to its Chief Financial Officer during fiscal 2004 and for salary increases that became effective on the first day of fiscal 2005 for other Named Executive Officers, the Committee approved them based on the above stated factors.

COMPENSATION OF THE COMPANY'S FOUNDER (FORMERLY ITS PRESIDENT)
--------------------------------------------------------------

During fiscal 2004, the Committee along with the Board of Directors entered into a Second Amended and Restated Employment Agreement effective October 13, 2003 with Angelo S. Morini, the Company's Founder. In accordance with the agreement, which is more fully disclosed above under "Employment Agreements - Angelo S. Morini," Mr. Morini resigned from his positions with the Company as Vice-Chairman and President and will no longer be involved in the daily operations of the Company. He will retain the title of Founder and has been named Chairman Emeritus. Mr. Morini will continue as an employee and as a member of the Company's Board of Directors. Additionally, he may carry out special assignments designated to him by the Chairman of the Board. The agreement is for a five-year period beginning October 13, 2003 and provides for an annual base salary of $300,000 plus standard health insurance benefits, club dues and an auto allowance.

COMPENSATION OF THE COMPANY'S CHIEF EXECUTIVE OFFICER
-----------------------------------------------------

During the year ended March 31, 2004, the Committee recommended and it was approved by the Board of Directors to increase the base salary for Christopher
J. New, the Company's Chief Executive Officer from $180,000 to $210,000 effective January 1, 2004, based on his performance in completing the corporate restructuring and refinancing in May 2003 and to increase him to a salary level more comparable to other executives in this role.

BONUS, STOCK AWARDS AND PERFORMANCE-BASED COMPENSATION
------------------------------------------------------

There were no bonuses, stock awards, or performance based compensation paid to any Named Executive Officer during the year ended March 31, 2004 as the Compensation Committee is in the process of developing a more formal plan and evaluation criteria against which to measure the performance of the executive officers.



Respectively submitted by the Compensation Committee:          Charles L. Jarvie
                                                               Thomas R. Dyckman
                                                               Joseph J. Juliano

Stock Performance Graph
-----------------------


The following graph provides a comparison of the Company's cumulative total shareholder return on the Company's common stock with the cumulative total return of the Standard & Poor's SmallCap Index and a peer group index for the five-year period beginning April 1, 1999:

          COMPARATIVE OF FIVE YEAR (1) CUMULATIVE TOTAL RETURNS OF (2)
                 GALAXY NUTRITIONAL FOODS COMMON STOCK, THE S&P
                  SMALLCAP INDEX (3) AND A PEER GROUP INDEX (4)

                                    [CHART]


          COMPARATIVE OF FIVE YEAR (1) CUMULATIVE TOTAL RETURNS OF (2)
                 GALAXY NUTRITIONAL FOODS COMMON STOCK, THE S&P
                  SMALLCAP INDEX (3) AND A PEER GROUP INDEX (4)

                              2000      2001      2002      2003     2004
                            -------   -------   -------   -------   -------
 Galaxy Nutritional Foods   $ 95.17   $127.48   $140.13   $ 48.26   $ 49.81

 S&P Small Cap              $129.73   $127.14   $153.92   $114.72   $177.97

 Peer Group                 $ 87.49   $ 70.04   $ 71.28   $ 52.87   $ 40.49


(1) Compares fiscal years ending on or about March 31st of the years indicated.

(2) The comparison of total return on investment assumes $100 invested on April 1, 1999 in Galaxy Nutritional Foods common stock and in each S&P Small Cap Index and the Peer Group.

(3) The S&P Small Cap Index is composed of public companies with market capitalizations between zero and $1 billion. As of June 25, 2004, the Company had a market capitalization of approximately $37 million.

(4) Companies in the Peer Group Index are food manufacturing and distribution companies within the S&P Food Group Indexes. The companies included are Hain Celestial Group, Conagra Foods, International Multifoods, Lance, and Tofutti Brands.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

EQUITY COMPENSATION PLAN INFORMATION
------------------------------------

The following table describes the Company's compensation plans under which the Company's common stock are authorized for issuance as of March 31, 2004:

                   EQUITY COMPENSATION PLAN INFORMATION TABLE

                                                (a)                           (b)                                 (c)
Plan Category                     Number of Securities to be        Weighted-average exercise       Number of securities remaining
                                  issued upon exercise of           price of outstanding options,   available for future issuance
                                  outstanding options, warrants     warrants and rights             under equity compensation
                                  and rights                                                        plans (excluding securities
                                                                                                    reflected in column (a))
Equity compensation plans
approved by security holders           4,370,772                         $  3.11                           107,932

Equity compensation plans
not approved by security
holders (1)                              371,429                         $  3.95                               N/A
                                  ------------------ -------------------------------
Total                                  4,742,201                         $  3.18
                                  ================== ===============================

(1)   These   securities  were  issued   pursuant  to  individual   compensation
      arrangements prior to July 2, 1997 or after September 30, 2003 and have not been approved by security holders.

Security Ownership of Certain Beneficial Owners
-----------------------------------------------

The following tables describe the beneficial ownership of the Company's common stock and the Company's Series A convertible preferred stock by each person or entity known to the Company to be the beneficial owner of more than 5% of the outstanding shares of the Company's capital stock outstanding as of June 25, 2004. The tables show beneficial ownership in accordance with the rules of the Securities and Exchange Commission to include securities that a named person or entity has the right to acquire within 60 days.

                COMMON STOCK OWNERSHIP OF 5% OR MORE STOCKHOLDERS

                                            Amount and Nature of
Name and Address of Beneficial Owner       Beneficial Ownership (1)   Percent of Class (2)
------------------------------------------------------------------------------------------
 Angelo S. Morini
 2441 Viscount Row
 Orlando, Florida 32809                          6,387,806 (3)             34.3%

 John Hancock Advisors, Inc.
 101 Huntington Avenue
 Boston, Massachusetts 02117                     1,451,348 (4)              9.2%

 BH Capital Investments, L.P.
 175 Bloor Street East
 South Tower, 7th Floor
 Toronto, Ontario, Canada M4W 3R8                  981,413 (5)              5.6%

 Excalibur Limited Partnership
 33 Prince Arthur Avenue
 Toronto, Ontario, Canada M5R IB2                1,051,314 (6)              6.0%

 Royce & Associates LLC
 1414 Avenue of the Americas
 New York, NY 10019                              1,227,000 (7)              7.8%

 Frederick A. DeLuca
 c/o Doctor's Associates, Inc.
 325 Bic Drive
 Milford, Connecticut 06460                      1,269,842                  8.1%

 Fromageries Bel S.A
 16, Bd Malesherbes 75008
 Paris, France                                   1,111,112 (8)              7.1%

      (1) The inclusion herein of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of these shares.

      (2) The total number of shares outstanding as of June 25, 2004 is 15,724,073. The percentages are calculated on the basis of the amount of shares outstanding plus shares which may be acquired through the exercise of options, warrants, rights or conversion privileges by such holder within sixty (60) days of June 25, 2004.

      (3) Includes options to acquire 2,888,197 shares of the Company's common stock, which are currently exercisable at prices ranging from $2.05 to $5.25 per share. Options expire as to 13,072 shares on October 1, 2006, as to 432,797 on July 1, 2007, as to 517,203 shares on
            December 4, 2007, as to 1,357,000 shares on June 15, 2009, as to 343,125 on December 15, 2010, and as to 225,000 on April 19, 2011.
            Also includes a warrant to purchase 250 shares at an exercise price of $5.744 per share, which expires on January 17, 2007. With the exception of the options, 10,500 shares held in a nominee name, 286 shares held in joint tenancy and 714 shares held individually, all of Mr. Morini's shares and warrant are held by Morini Investments Limited Partnership, a Delaware limited liability partnership, of which Angelo Morini is the sole Limited Partner and Morini Investments LLC is the sole General Partner. Mr. Morini is the sole member of Morini Investments LLC.

      (4) The information is based solely on a Schedule 13G filed with the SEC on February 6, 2004 by each of the reporting persons listed below. John Hancock Advisers, LLC has direct beneficial ownership of, and sole voting power and sole dispositive power to, the reported shares pursuant to Advisory Agreements for the following: John Hancock Small Cap Value Fund, John Hancock Small Cap Equity Fund, John Hancock Small Cap Value Fund, John Hancock Focused Relative Value Fund, and John Hancock Small Cap Value Fund. Each of The Berkeley Financial Group, LLC, John Hancock Subsidiaries, LLC, John Hancock Life Insurance Company, and John Hancock Financial Services, Inc. report that they do not beneficially own any of the reported shares except through their indirect, wholly owned subsidiary, John Hancock Advisers, LLC.

      (5) Includes a warrant to purchase 250,000 shares of the Company's common stock, which is exercisable until July 15, 2006 at $2.00 per share. BH Capital Investments, L.P. ("BH Capital) informed the Company that it owned 12,597 shares of the Company's common stock as of June 25, 2004. Additionally, BH Capital still holds 20,430 shares of the Series A convertible preferred stock, which are presently convertible with accrued dividends into 718,816 shares of common stock. Combined BH Capital has potential beneficial ownership in 981,413 shares of the Company's common stock.

            However, BH Capital, together with its affiliates (which includes Excalibur Limited Partnership), may not convert the Series A convertible preferred stock into an amount that, upon giving effect to such conversion, would cause the aggregate number of shares of common stock beneficially owned by BH Capital and its affiliates to exceed 9.99% of the outstanding shares of the Company's common stock following such conversion. BH Capital has the right to waive such restriction upon not less than 61 days prior notice to the Company. As of June 25, 2004, the Company has not received any such notice.

            Because BH Capital and Excalibur Limited Partnership cannot collectively own more than 1,742,382 common shares (9.99% of the Company's outstanding shares excluding 25,196 shares currently owned by the Series A Preferred Holders), BH Capital may only convert its Series A convertible preferred stock into 428,471 shares of common stock as of June 25, 2004 on the assumption that Excalibur Limited Partnership will convert all of its outstanding warrants and Series A preferred stock into a total ownership of 1,051,314 common shares.

            The information is based solely on a Schedule 13G, filed with the SEC on February 10, 2004: Each of the following reporting persons are deemed to beneficially own a pro rata share of the maximum 9.9% of the Company's common stock beneficially owned by the group, which pro rata share does not exceed 4.99% of the class: BH Capital Investments, L.P., HB and Co., Inc., Henry Brachfeld, Excalibur Limited Partnership, Excalibur Capital Management, Inc. and William
            S. Hechter. Lillian Brachfeld is the sole stockholder of HB and Co, Inc. and the wife of Henry Brachfeld. Lillian Brachfeld has disclaimed pursuant to Rule 13d-4 of the Securities Exchange Act of 1934, as amended, beneficial ownership of all shares she may be deemed to beneficially own by reason of such status. The address of the principal business office of BH Capital Investments, L.P., HB and Co., Inc., Henry Brachfeld and Lillian Brachfeld is 175 Bloor Street East, South Tower, Suite 705, Ontario Canada M4W 3R8. The address of the principal business office of Excalibur Limited Partnership, Excalibur Capital Management, Inc. and William S. Hechter is 33 Prince Arthur Avenue, Toronto, Ontario, Canada M5R 1B2.

      (6) Includes a warrant to purchase 250,000 shares of the Company's common stock, which is exercisable until July 15, 2006 at $2.00 per share, and a warrant to purchase 30,000 shares of the Company's common stock, which is exercisable until June 26, 2007 at $2.05 per share. Excalibur Limited Partnership ("Excalibur") informed the Company that it owned 12,599 shares of the Company's common stock as of June 25, 2004. Additionally, Excalibur still holds 21,564 shares of the Series A convertible preferred stock, which are presently convertible with accrued dividends into 758,715 shares of common stock. Combined Excalibur has potential beneficial ownership 1,051,314 shares of the Company's common stock.

            However, Excalibur, together with its affiliates (which includes BH Capital), may not convert the Series A convertible preferred stock into an amount that, upon giving effect to such conversion, would cause the aggregate number of shares of common stock beneficially owned by Excalibur and its affiliates to exceed 9.99% of the outstanding shares of the Company's common stock following such conversion. Excalibur has the right to waive such restriction upon not less than 61 days prior notice to the Company. As of June 25, 2004, the Company has not received any such notice.

            Because BH Capital and Excalibur cannot collectively own more than 1,742,382 common shares (9.99% of the Company's outstanding shares excluding 25,196 shares currently owned by the Series A Preferred Holders), Excalibur may only convert its Series A convertible preferred stock into 468,370 shares of common stock as of June 25, 2004 on the assumption that BH Capital will convert all of its outstanding warrants and Series A preferred stock into a total ownership of 981,413 common shares.

            The information is based solely on a Schedule 13G filed with the SEC on February 10, 2004: Each of the following reporting persons are deemed to beneficially own a pro rata share of the maximum 9.9% of the Company's common stock beneficially owned by the group, which pro rata share does not exceed 4.99% of the class: BH Capital Investments, L.P., HB and Co., Inc., Henry Brachfeld, Excalibur Limited Partnership, Excalibur Capital Management, Inc. and William
            S. Hechter. Lillian Brachfeld is the sole stockholder of HB and Co, Inc. and the wife of Henry Brachfeld. Lillian Brachfeld has disclaimed pursuant to Rule 13d-4 of the Securities Exchange Act of 1934, as amended, beneficial ownership of all shares she may be deemed to beneficially own by reason of such status. The address of the principal business office of BH Capital Investments, L.P., HB and Co., Inc., Henry Brachfeld and Lillian Brachfeld is 175 Bloor Street East, South Tower, Suite 705, Ontario Canada M4W 3R8. The address of the principal business office of Excalibur Limited Partnership, Excalibur Capital Management, Inc. and William S. Hechter is 33 Prince Arthur Avenue, Toronto, Ontario, Canada M5R 1B2.

      (7) The information is based solely on a Schedule 13G filed with the SEC on February 3, 2004 by Royce and Associates, LLC. Royce and Associates, LLC has the sole voting power and sole dispositive power of all of the shares reported.

      (8) The information is based solely on a Schedule 13D filed with the SEC on June 9, 2003, by Fromageries Bel S.A. Fromageries Bel S.A. owns directly and beneficially all of the reported shares. Unibel, a French limited partnership, is deemed to beneficially own the reported shares by reason of the provisions of Rule 13d-3 of the Securities Exchange Act of 1934, as amended. Each of Fromageries Bel S.A. and Unibel, a French limited partnership, has shared voting power and shared dispositive power of all of the reported shares of the Company's common stock. The address of the principal office of Fromageries Bel S.A. and Unibel is 4 rue d Anjou 75008, Paris, France.

    SERIES A CONVERTIBLE PREFERRED STOCK OWNERSHIP OF 5% OR MORE STOCKHOLDERS

                                                  Amount and Nature of
Name and Address of Beneficial Owner            Beneficial Ownership (1)              Percent of Class
-----------------------------------------------------------------------------------------------------------
BH Capital Investments, L.P.  (2)
175 Bloor Street East
South Tower, 7th Floor
Toronto, Ontario, Canada M4W 3R8                        20,430 Series A                    48.6%

Excalibur Limited Partnership  (2)
33 Prince Arthur Avenue
Toronto, Ontario, Canada M5R IB2                        21,564 Series A                    51.4%


(1) The inclusion herein of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of these shares.

(2) Pursuant to a certain Series A Preferred Stock and Warrants Purchase Agreement dated as of April 6, 2001, BH Capital Investments, L.P. and
      Excalibur Limited Partnership each purchased 36,323 shares of the Company's Series A convertible preferred stock and warrants to purchase 60,000 shares of common stock, at an aggregate sales price of approximately $3,082,000. BH Capital Investments, L.P. and Excalibur Limited Partnership exercised their warrants and the Company has been informed that they have sold all of the shares received upon the exercise of the warrants. From April 2001 through June 25, 2004, the Series A Preferred Shareholders have converted a total of 30,652 Series A preferred shares into 1,151,596 shares of common stock. As of June 25, 2004, the holders of the Series A convertible preferred stock were each entitled to an additional $13.39 per outstanding preferred share, or 11,674 total additional shares of the Series A convertible preferred stock, for dividends accrued on their initial purchase of the Series A convertible preferred stock. This dividend is payable in cash or shares of the Series A convertible preferred stock at the Company's discretion. However, in accordance with the terms of the asset-based loan from Textron Financial Corporation, the Company is prohibited from paying dividends in cash without Textron's consent.

Security Ownership of Management
--------------------------------

The following table describes the beneficial ownership of the Company's common stock by (i) each Named Executive Officer, (ii) each director, and (iii) all of the Company's directors and executive officers as a group, outstanding as of June 25, 2004. The tables show beneficial ownership in accordance with the rules of the Securities and Exchange Commission to include securities that a named person or entity has the right to acquire within 60 days:

                                                 Amount and Nature of
Name and Address of Beneficial Owner           Beneficial Ownership (1)       Percent of Class (2)
----------------------------------------------------------------------------------------------------------
David H. Lipka                                           255,781 (3)                     1.6%

Michael E. Broll                                         200,000 (4)                     1.3%

Thomas R. Dyckman                                        200,225 (3)                     1.3%

Charles L. Jarvie                                        200,225 (3)                     1.3%

Joseph J. Juliano                                        185,283 (5)                     1.2%

Angelo S. Morini                                       6,387,806 (6)                    34.3%

Christopher J. New                                        98,254 (7)                     *

Patrice M.A. Videlier                                         96 (8)                     *

Salvatore J. Furnari                                      22,832 (9)                     *

Christopher E. Morini                                     96,429 (10)                    *

John W. Jackson                                          100,631 (10)                    *

Kulbir Sabharwal                                          55,393 (11)                    *
                                                       ---------

All executive officers and
  directors as a group                                 7,802,955                        39.1%
                                                       =========                        ====

* Less than 1%.

(1) The inclusion herein of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of these shares.

(2) The total number of shares outstanding as of June 25, 2004 is 15,724,073. The percentages are calculated on the basis of the amount of shares outstanding plus shares which may be acquired through the exercise of options, warrants, rights or conversion privileges by such holder within sixty (60) days of June 25, 2004.

(3) Includes currently exercisable options to acquire 200,000 shares of the Company's common stock at $2.17 per share, which expire on December 17, 2007. Also, includes currently exercisable options to acquire 225 shares of the Company's common stock at $2.90 per share, which expire on October 1, 2013.

(4) Includes currently exercisable options to acquire 200,000 shares of the Company's common stock at $3.29 per share, which expire on December 17, 2008.

(5) Mr. Juliano, a current member of the Company's Board of Directors, is the beneficial owner of 33,571 shares of common stock issuable upon the exercise of warrants held by JCII Corporation, of which Catherine Juliano, Mr. Juliano's wife, is the sole shareholder. Additionally, there is a warrant for 143,000 shares of common stock issuable to V&R corporation, which is owned by Mr. Juliano's parents. The exercise price of the warrants is $2.05 per share and they expire on January 31, 2006 and June 15, 2009, respectively. These warrants had an original exercise price of $4.81 and $3.31 per share, respectively, but were repriced to $2.05 on
      October 11, 2002. These warrants were granted as compensation for introductions of key accounts to the Company. Mr. Juliano also beneficially owns 7,143 shares of common stock, held of record by JCII Corporation. Additionally, Mr. Juliano was granted an option to acquire 2,143 shares of the Company's common stock. This option was issued at the closing bid price as quoted on the American Stock Exchange on the date of the grant, is currently exercisable at $2.05 per share and expires on May 27, 2009. All of JCII Corporation's, V&R Corporation's and Mr. Juliano's options and warrants currently are exercisable.

(6) Includes options to acquire 2,888,197 shares of the Company's common stock, which are currently exercisable at prices ranging from $2.05 to $5.25 per share. Options expire as to 13,072 shares on October 1, 2006, as to 432,797 on July 1, 2007, as to 517,203 shares on December 4, 2007, as to 1,357,000 shares on June 15, 2009, as to 343,125 on December 15, 2010, as to 225,000 on April 19, 2011. Also includes a warrant to purchase 250 shares at an exercise price of $5.744 per share, which expires on January 17, 2007. With the exception of the options, 10,500 shares held in a nominee name, 286 shares held in joint tenancy and 714 shares held individually, all of Mr. Morini's shares and warrant are held by Morini Investments Limited Partnership, a Delaware limited liability partnership, of which Angelo Morini is the sole Limited Partner and Morini Investments LLC is the sole General Partner. Mr. Morini is the sole member of Morini Investments LLC.

(7) Includes currently exercisable options to acquire 66,666 shares of the Company's common stock at $2.05 per share, which expire on July 16, 2011. These options had an original exercise price of $4.98 per share, but were repriced to $2.05 on October 11, 2002. Also, includes currently exercisable options to acquire 25,000 shares of the Company's common stock at $1.67 per share, which expire on December 5, 2012. Includes a warrant to purchase 1,318 shares of the Company's common stock at an exercise price of $5.744 per share, which expires on January 17, 2007.

(8) Includes currently exercisable options to acquire 96 shares of the Company's common stock at $2.90 per share, which expire on October 1, 2013.

(9) Includes currently exercisable options to acquire 7,500 and 13,332 shares of the Company's common stock at $2.05 per share, which expire on November 12, 2011 and July 8, 2012, respectively. These options had an original exercise price of $5.60 and $4.55 per share, respectively, but were repriced to $2.05 on October 11, 2002.

(10) Includes currently exercisable options to acquire 96,429 shares of the Company's common stock at $2.05 per share. These options had an original exercise prices ranging from $2.84 to $8.47 per share, but were repriced to $2.05 on October 11, 2002. Options expire as to 7,143 shares on May 16, 2006, as to 14,286 shares on September 24, 2008, and as to 75,000 shares on April 19, 2011.

(11) Includes currently exercisable options to acquire 54,143 shares of the Company's common stock at $2.05 per share. These options had an original exercise prices ranging from $3.12 to $8.47 per share, but were repriced to $2.05 on October 11, 2002. Options expire as to 7,143 shares on May 16, 2006, as to 45,000 shares on April 19, 2011, and as to 2,000 on September 20, 2012. Also includes a warrant to purchase 1,250 shares at an exercise price of $5.744 per share, which expires on January 17, 2007.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Transactions with Management and Others
---------------------------------------

Employment Agreements

Please see "ITEM 11. EXECUTIVE COMPENSATION - Employment Agreements."


Other Transactions
------------------

Angelo S. Morini, Founder

In a Second Amended and Restated Employment Agreement effective October 13, 2003, Angelo S. Morini the Company's Founder, Vice-Chairman and President resigned from his positions with the Company as Vice-Chairman and President and will no longer be involved in the daily operations of the Company. He will retain the title of Founder and has been named Chairman Emeritus. Mr. Morini will continue as an employee and as a member of the Company's Board of Directors. Additionally, he may carry out special assignments designated to him by the Chairman of the Board. The agreement is for a five-year period beginning October 13, 2003 and provides for an annual base salary of $300,000 plus standard health insurance benefits, club dues and an auto allowance.

In March 2002, Angelo S. Morini, the Company's founder, loaned $330,000 to the Company in order for it to pay down certain notes payable that were coming due. This loan bore interest at the prime rate and was due on or before June 15, 2006. In connection with the Second Amended and Restated Employment Agreement above, the Company offset $167,603 of unreimbursed advances owed to it by Mr. Morini and certain family members against the balance of the loan and issued an aggregate of 55,087 shares of the Company's common stock (valued at approximately $2.95 per share) as payment in full.

In June 1999, in connection with an amended and restated employment agreement for Angelo S. Morini, the Company's Founder, the Company consolidated two full recourse notes receivable ($1,200,000 from November 1994 and $11,572,200 from October 1995) related to the exercise of 2,914,286 shares of the Company's common stock into a single note receivable in the amount of $12,772,200 that is due on June 15, 2006. This new consolidated note is non-interest bearing and non-recourse and is secured by the 2,914,286 shares of the Company's common stock. Per the June 1999 employment agreement and continued in the October 2003 Second Amended and Restated Employment Agreement, this loan may be forgiven upon the occurrence of any of the following events: 1) Mr. Morini is terminated without cause; 2) there is a material breach in the terms of Mr. Morini's employment agreement; or 3) there is a change in control of the Company for which Mr. Morini did not vote "FOR" in his capacity as a director or a shareholder.

Mr. Morini's brother, Christopher E. Morini, is employed by the Company as Vice President of New Business Development and Key Accounts and received total compensation of $178,241 during the fiscal year ended March 31, 2004 (which includes salary, bonuses, 401k employer contributions, auto allowance and health benefits). Mr. Morini's brother-in-law, Robert Peterson, is employed by the Company as a sales representative. Mr. Peterson's total compensation for the fiscal year ended March 31, 2004 was $111,292 (which includes salary, bonuses, 401k employer contributions, auto allowance and health benefits). Mr. Morini's brother, Ronald Morini, worked for the Company until October 31, 2003 as an engineering consultant and was paid $61,310 in consulting fees and benefits during the fiscal year ended March 31, 2004.

Patrice M.A. Videlier, Director

Effective May 22, 2003, the Company entered into a Master Distribution and Licensing Agreement with Fromageries Bel S.A., a leading branded cheese company in Europe, of which Mr. Videlier is the Senior Vice President of Marketing - World. Under the agreement, the Company has granted Fromageries Bel S.A. exclusive distribution rights for the Company's products in a territory comprised of the European Union States and to more than 21 other European countries and territories, as well as the exclusive option during the term of the agreement to elect to manufacture the products designated by Fromageries Bel S.A. for distribution in the territory. Fromageries Bel S.A. also purchased 1,111,112 the Company's common stock at a purchase price of $1.80 per share for a total investment of $2,000,000 pursuant to a Securities Purchase Agreement dated as of May 21, 2003 between the Company and Fromageries Bel S.A. These shares were included on a Registration Statement on Form S-3, SEC File No. 333-109649, which was filed on October 10, 2003 and declared effective on November 18, 2003.

BH Capital Investments, L.P., and Excalibur Limited Partnership, the Series A Preferred Stockholders

On April 6, 2001, in accordance with an exemption from registration under Regulation D promulgated under the Securities Act of 1933, as amended, the Company received from BH Capital Investments, L.P. and Excalibur Limited
Partnership (the "Series A Preferred Holders") proceeds of approximately $3,082,000 less costs of $181,041 for the issuance of 72,646 shares of the Company's Series A convertible preferred stock with a face value of $3,500,000 and warrants to purchase shares of the Company's common stock. As of June 25, 2004, the Series A Preferred Holders had converted 30,652 shares of the Series A convertible preferred stock plus accrued dividends, into 1,151,596 shares of common stock. The conversion prices ranged from $1.3633 to $1.75 and were based on the lower of (a) 95% of the average of the two lowest closing bid prices on the AMEX for the fifteen trading days immediately prior to conversion or (b) $1.75.

On November 7, 2002, the Series A Preferred Holders exercised their right under the Series A Purchase Agreement to require the Company to solicit the approval of its shareholders for the Company's issuance of all of the shares of common stock potentially issuable upon conversion of the Series A convertible preferred stock in full and the exercise of their warrants. The Company was required to hold a shareholders meeting to solicit such approval on or before February 5, 2003. Pursuant to the Stock Purchase Option Agreement described below, the Series A Preferred Holders agreed, among other things, to extend the deadline to September 30, 2003. On September 30, 2003, the Company's shareholders, by majority vote, approved the issuance by the Company of all required common stock in the event of a conversion of the Company's Series A convertible preferred stock and upon the exercise of certain warrants held by the Series A Preferred Holders.

On April 24, 2003, the Company and the Series A Preferred Holders entered into that certain Stock Purchase Option Agreement, whereby the Company was granted the option to purchase all of the shares of the Series A convertible preferred stock owned by such holders. The option expired on September 30, 2003. Pursuant to such agreement, the Series A Preferred Holders also agreed to extend the Company's required date to hold a shareholders meeting to September 30, 2003. In exchange for the option and the extension of the annual meeting date, the Company issued warrants to purchase 250,000 shares of the Company's common stock to each BH Capital Investments, L.P. and Excalibur Limited Partnership. These warrants are exercisable until July 15, 2006 at an exercise price equal to $2.00 per share, which price was greater than the market value of the Company's common stock on April 24, 2003. These warrants were included on a Registration Statement on Form S-3, SEC File No. 333-109649, which was filed on October 10, 2003 and declared effective on November 18, 2003. In accordance with SFAS 123, the fair value of these warrants was estimated at $230,000 and was recorded as non-cash compensation expense in the first quarter of fiscal 2004.

Frederick A. DeLuca, 5% Common Stockholder

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

Pursuant to a Securities Purchase Agreement dated as of May 21, 2003, Mr. DeLuca purchased 555,556 shares of common stock, respectively, at an aggregate sales price of $1,000,000. These shares were included on a Registration Statement on Form S-3, SEC File No. 333-109649, which was filed on October 10, 2003 and declared effective on November 18, 2003.

David H. Lipka, Director

Pursuant to a Securities Purchase Agreement dated as of May 21, 2003, David H. Lipka purchased 55,556 shares of common stock, respectively, at an aggregate sales price of $100,000. These shares were included on a Registration Statement on Form S-3, SEC File No. 333-109649, which was filed on October 10, 2003 and declared effective on November 18, 2003.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees
----------

With respect to the fiscal years ended March 31, 2004 and 2003, the aggregate fees (including expenses) charged the Company by BDO Seidman, LLP for auditing the annual financial statements and reviewing interim financial statements were $138,458 and $144,961, respectively. Audit fees consist of those fees incurred in connection with statutory and regulatory filings or engagements; fees necessary to perform an audit or review in accordance with GAAS; and services that generally only an independent accountant reasonably can provide, such as comfort letters, statutory audits, attest services, consents and assistance with and review of documents filed with the Commission.

Approximately 74% and 75% of the total hours spent by the auditors in carrying out the audit of the Company's financial statements for the year ended March 31, 2004 and 2003, respectively were spent by members of the BDO Alliance network of firms. Such members are not full-time, permanent employees of BDO Seidman, LLP.

Audit-Related Fees
------------------

During the fiscal year ended March 31, 2004 and 2003, BDO Seidman, LLP charged the Company $16,805 and $32,577 for audit-related fees. These fees related to accounting research and audit committee meeting attendance.

Tax Fees
--------

BDO Seidman, LLP did not render any tax services during the fiscal years ended March 31, 2004 and 2003.

All Other Fees
--------------

There were no fees for other services charged to the Company by BDO Seidman, LLP during the fiscal years ended March 31, 2004 and 2003. The Audit Committee has considered and determined that BDO Seidman, LLP's provision of non-audit services to the Company during the fiscal years ended March 31, 2004 and 2003 is compatible with maintaining their independence.

Audit Committee Pre-Approval Policies and Procedures.
-----------------------------------------------------

The Audit Committee's pre-approval policy is as follows:

     o The Audit Committee will review and pre-approve on an annual basis any known audit, audit-related, tax and all other services, along with acceptable cost levels, to be performed by any audit firm. The Audit Committee may revise the pre-approved services during the period based on subsequent determinations. Pre-approved services typically include: statutory audits, quarterly reviews, regulatory filing requirements, consultation on new accounting and disclosure standards, employee benefit plan audits, reviews and reporting on management's internal controls and specified tax matters.

     o Any proposed service that is not pre-approved on the annual basis requires a specific pre-approval by the Audit Committee, including cost level approval.

     o The Audit Committee may delegate pre-approval authority to the Audit Committee chairman. The chairman must report to the Audit Committee, at the next Audit Committee meeting, any pre-approval decisions made.

The Audit Committee is responsible for approving all engagements to perform audit or non-audit services prior to Company engaging BDO Seidman, LLP or Gallogly, Fernandez and Riley, LLP, a member of the BDO Alliance network of firms. All of the services under the headings Audit Fees, Audit-Related Fees, Tax Fees, and All Other Fees were 100% approved by the Audit Committee pursuant to Rule 2-01 paragraph (c)(7)(i)(C) of Regulation S-X of the Exchange Act.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

Financial Statements
--------------------

      Balance Sheets at March 31, 2004 and 2003

      Statements of Operations for the years ended March 31, 2004, 2003 and 2002

      Statement of Stockholders' Equity for the years ended March 31, 2004, 2003 and 2002

      Statements of Cash Flows for the years ended March 31, 2004, 2003 and 2002

      Notes to Financial Statements

Exhibits
--------

The following Exhibits are filed as part of this Form 10-K.

EXHIBIT NO        EXHIBIT DESCRIPTION
----------        -------------------

*       3.1       Restated Certificate of Incorporation of the Company  as filed with the Secretary of State of the State of Delaware on December 23, 2002 (Filed as Exhibit 3.2 on Form 10-Q for the fiscal quarter ended December 31, 2002.)

*       3.2       By-laws of the  Company,  as amended  (Filed as Exhibit 3.2 to
                  Registration Statement on Form S-18, No. 33-15893-NY.)

*       4.1       Stock Purchase Option  Agreement and Stock Purchase Warrant by
                  and  between  Excalibur  Limited  Partnership  and BH  Capital
                  Investments,  L.P.  and Galaxy  Nutritional  Foods dated as of
                  April 24, 2003 (Filed as Exhibit 10.52 on Form 10-Q for the fiscal quarter ended June 30, 2003.)

*       4.2       Warrant to Purchase  Securities of Galaxy  Nutritional  Foods,
                  Inc.  dated as of May 29,  2003 in favor  of  SouthTrust  Bank
                  (Filed as Exhibit 10.7 on Form 8-K filed June 2, 2003.)

*       4.3       Securities Purchase Agreement dated as of May 21, 2003 between
                  Galaxy Nutritional Foods, Inc. and Fromageries Bel S.A. (Filed as Exhibit 10.8 on Form 8-K filed June 2, 2003.)

*       4.4       Registration Rights Agreement dated as of May 21, 2003 between
                  Galaxy Nutritional Foods, Inc. and Fromageries Bel S.A. (Filed as Exhibit 10.9 on Form 8-K filed June 2, 2003.)

*       4.5       Securities Purchase Agreement dated as of May 21, 2003 between
                  Galaxy Nutritional Foods, Inc. and Frederick A. DeLuca (Filed as Exhibit 10.10 on Form 8-K filed June 2, 2003.)

*       4.6       Registration Rights Agreement dated as of May 21, 2003 between
                  Galaxy Nutritional Foods, Inc. and Frederick A. DeLuca (Filed as Exhibit 10.11 on Form 8-K filed June 2, 2003.)

*       4.7       Securities Purchase Agreement dated as of May 21, 2003 between
                  Galaxy  Nutritional  Foods, Inc. and Apollo Capital Management
                  Group,  L.P. (Filed as Exhibit 10.12 on Form 8-K filed June 2,
                  2003.)

*       4.8       Registration Rights Agreement dated as of May 21, 2003 between
                  Galaxy  Nutritional  Foods, Inc. and Apollo Capital Management
                  Group,  L.P. (Filed as Exhibit 10.13 on Form 8-K filed June 2,
                  2003.)

*       4.9       Securities Purchase Agreement dated as of May 21, 2003 between
                  Galaxy  Nutritional  Foods, Inc. and Apollo MicroCap Partners,
                  L.P. (Filed as Exhibit 10.14 on Form 8-K filed June 2, 2003.)

EXHIBIT NO        EXHIBIT DESCRIPTION
----------        -------------------

*       4.10      Registration Rights Agreement dated as of May 21, 2003 between
                  Galaxy  Nutritional  Foods, Inc. and Apollo MicroCap Partners,
                  L.P. (Filed as Exhibit 10.15 on Form 8-K filed June 2, 2003.)

*       4.11      Securities Purchase Agreement dated as of May 21, 2003 between
                  Galaxy  Nutritional  Foods,  Inc. and  Ruggieri of  Windermere
                  Family Limited Partnership (Filed as Exhibit 10.16 on Form 8-K filed June 2, 2003.)

*       4.12      Registration Rights Agreement dated as of May 21, 2003 between
                  Galaxy  Nutritional  Foods,  Inc. and  Ruggieri of  Windermere
                  Family Limited Partnership (Filed as Exhibit 10.17 on Form 8-K filed June 2, 2003.)

*       4.13      Securities Purchase Agreement dated as of May 21, 2003 between
                  Galaxy  Nutritional Foods, Inc. and Ruggieri Financial Pension
                  Plan (Filed as Exhibit 10.18 on Form 8-K filed June 2, 2003.)

*       4.14      Registration Rights Agreement dated as of May 21, 2003 between
                  Galaxy  Nutritional Foods, Inc. and Ruggieri Financial Pension
                  Plan (Filed as Exhibit 10.19 on Form 8-K filed June 2, 2003.)

*       4.15      Securities Purchase Agreement dated as of May 21, 2003 between
                  Galaxy  Nutritional  Foods,  Inc.  and David  Lipka  (Filed as
                  Exhibit 10.20 on Form 8-K filed June 2, 2003.)

*       4.16      Registration Rights Agreement dated as of May 21, 2003 between
                  Galaxy  Nutritional  Foods,  Inc.  and David  Lipka  (Filed as
                  Exhibit 10.21 on Form 8-K filed June 2, 2003.)

*       4.17      Stockholder  Agreement  dated as of October 13,  2003  between
                  Galaxy  Nutritional Foods, Inc. and Angelo S. Morini (Filed as
                  Exhibit  10.55  on Form  10-Q  for the  fiscal  quarter  ended
                  September 30, 2003.)

*      10.1       Master  Distribution and License Agreement dated as of May 22,
                  2003 between Galaxy  Nutritional  Foods,  Inc. and Fromageries
                  Bel S.A.  (Filed as  Exhibit  10.22 on Form 8-K filed  June 2,
                  2003.)

*      10.2       Loan and Security  Agreement  dated as of May 27, 2003 between
                  Galaxy   Nutritional   Foods,   Inc.  and  Textron   Financial
                  Corporation  (Filed as Exhibit  10.1 on Form 8-K filed June 2,
                  2003.)

*      10.3       Patent,  Copyright and Trademark Collateral Security Agreement
                  dated as of May 27, 2003  between  Galaxy  Nutritional  Foods,
                  Inc. and Textron Financial Corporation (Filed as Exhibit 10.2 on Form 8-K filed June 2, 2003.)

*      10.4       Renewal   Promissory   Note  in  the   principal   amount   of
                  $10.131,984.85  dated as of May 28, 2003 by Galaxy Nutritional
                  Foods, Inc. in favor of SouthTrust Bank (Filed as Exhibit 10.3 on Form 8-K filed June 2, 2003.)

*      10.5       Renewal Promissory Note in the principal amount of $501,000.00 dated as of May 28, 2003 by Galaxy Nutritional Foods, Inc. in favor of SouthTrust Bank (Filed as Exhibit 10.4 on Form 8-K filed June 2, 2003.)

*      10.6       Amendment of Loan  Agreement  dated as of May 28, 2003 between
                  Galaxy  Nutritional  Foods, Inc. and SouthTrust Bank (Filed as
                  Exhibit 10.5 on Form 8-K filed June 2, 2003.)

*      10.7       Amendment  of  Security  Agreement  dated  as of May 28,  2003 between Galaxy  Nutritional  Foods,  Inc. and SouthTrust  Bank
                  (Filed as Exhibit 10.6 on Form 8-K filed June 2, 2003.)

*      10.8       Waiver  Letter  from  Textron  Financial  Corporation  to  the
                  Company  dated August 13, 2003 (Filed as Exhibit 10.53 on Form
                  10-Q for the fiscal quarter ended June 30, 2003.)

*      10.9       Second Amended and Restated  Employment  Agreement dated as of
                  October 13, 2003 between Galaxy  Nutritional  Foods,  Inc. and
                  Angelo  S.  Morini  (Filed as  Exhibit  10.1 on Form 8-K filed
                  October 20, 2003.)

*      10.10      Settlement   Agreement   dated  May  6,  2004  between  Galaxy
                  Nutritional  Foods,  Inc. and Schreiber Foods,  Inc. (Filed as
                  Exhibit 10.1 on Form 8-K filed May 11, 2004.)

       10.11 Modification Letter on the Security Agreement dated as of May 21, 2004 between Galaxy Nutritional Foods, Inc. and SouthTrust Bank (Filed herewith.)

EXHIBIT NO        EXHIBIT DESCRIPTION
----------        -------------------

       10.12 Second Amendment to Loan and Security Agreement dated June 25, 2004 between Galaxy Nutritional Foods, Inc. and Textron Financial Corporation (Filed herewith.)

       10.13      Third Amendment to Lease Agreement dated June 10, 2004 between
                  Galaxy   Nutritional   Foods,   Inc.   and  Cabot   Industrial
                  Properties, L.P. (Filed herewith.)

*      20.1       Audit  Committee  Charter  (Filed as Exhibit 20.1 on Form 10-Q
                  for the fiscal quarter ended September 30, 2003.)

*      20.2       Compensation  Committee Charter (Filed as Exhibit 20.2 on Form
                  10-Q for the fiscal quarter ended September 30, 2003.)

       23.1       BDO Seidman, LLP Consent Letter (Filed herewith.)

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


Reports on Form 8-K
-------------------

On February 18, 2004, the Company filed a Current Report on Form 8-K to disclose the press release announcing the Company's financial results for its third fiscal quarter ended December 31, 2003. There was one report on Form 8-K filed on May 11, 2004 announcing the settlement of the litigation suit between the Company and Schreiber Foods, Inc.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       GALAXY NUTRITIONAL FOODS, INC.

Date: June 29, 2004                    /s/ Christopher J. New
                                       -----------------------------------------
                                       Christopher J. New
                                       Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dated indicated.

Date: June 29, 2004                   /s/ Christopher J. New
                                      -----------------------------------------
                                      Christopher J. New
                                      Chief Executive Officer & Director
                                      (Principal Executive Officer)

Date: June 29, 2004                   /s/ Salvatore J. Furnari
                                      -----------------------------------------
                                      Salvatore J. Furnari
                                      Chief Financial Officer
                                      (Principal Financial & Accounting Officer)

Date: June 29, 2004                   /s/ David H. Lipka
                                      -----------------------------------------
                                      David H. Lipka
                                      Chairman of the Board

Date: June 29, 2004                   /s/ Michael E. Broll
                                      -----------------------------------------
                                      Michael E. Broll
                                      Director

Date: June 29, 2004                   /s/ Thomas R. Dyckman
                                      -----------------------------------------
                                      Thomas R. Dyckman
                                      Director

Date: June 29, 2004                   /s/ Charles L. Jarvie
                                      -----------------------------------------
                                      Charles L. Jarvie
                                      Director

Date: June 29, 2004                   /s/ Joseph J. Juliano
                                      -----------------------------------------
                                      Joseph J. Juliano
                                      Director

Date: June 29, 2004                   /s/ Angelo S. Morini
                                      -----------------------------------------
                                      Angelo S. Morini
                                      Director

Date: June 29, 2004                   /s/ Patrice M.A. Videlier
                                      -----------------------------------------
                                      Patrice M.A. Videlier
                                      Director