Form 10-Q
period 2004-06-30
GALAXY NUTRITIONAL FOODS INC
filed 2004-08-16
CIK 819527

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
       ------------------------------------------------------------------

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For The Quarterly Period Ended June 30, 2004

                          -----------------------------
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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES |_| NO |X|

      On August 12, 2004, there were 15,759,287 shares of Common Stock, $.01 par value per share, outstanding.

                         GALAXY NUTRITIONAL FOODS, INC.

                               Index to Form 10-Q
                         For Quarter Ended June 30, 2004

                                                                        PAGE NO.

PART I.        FINANCIAL INFORMATION

     Item 1.   Financial Statements

         Balance Sheets                                                    3
         Statements of Operations                                          4
         Statement of Stockholders' Equity                                 5
         Statements of Cash Flows                                          6
         Notes to Financial Statements                                     7

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operation               13

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk  22

     Item 4.  Controls and Procedures                                     22

PART II.       OTHER INFORMATION

     Item 1.  Legal Proceedings                                           23

     Item 5.  Other Information                                           23

     Item 6.    Exhibits and Reports on Form 8-K                          24

SIGNATURES                                                                27

                          PART I. FINANCIAL INFORMATION
                          -----------------------------
                         GALAXY NUTRITIONAL FOODS, INC.
                                 Balance Sheets

                                                                                                     JUNE 30,           MARCH 31,
                                                                                          Notes        2004               2004
                                                                                          -----     ------------       ------------
                                                                                                    (Unaudited)
                                  ASSETS
CURRENT ASSETS:
  Cash                                                                                                  $766,779           $449,679
  Trade receivables, net                                                                               4,834,191          3,964,198
  Inventories, net                                                                                     4,713,641          4,632,843
  Prepaid expenses and other                                                                             547,987            266,301
                                                                                                    ------------       ------------

         Total current assets                                                                         10,862,598          9,313,021

PROPERTY AND EQUIPMENT, NET                                                                           19,760,573         20,232,089
OTHER ASSETS                                                                                             379,149            416,706
                                                                                                    ------------       ------------

         TOTAL                                                                                       $31,002,320        $29,961,816
                                                                                                    ============       ============

                   LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Line of credit                                                                             2        $4,658,851         $4,605,277
  Accounts payable                                                                                     2,563,368          1,266,346
  Accrued liabilities                                                                                  1,934,352          1,812,300
  Current portion of accrued employment contract                                             7           366,305            366,305
  Current portion of term notes payable                                                      2         1,320,000          1,140,000
  Current portion of obligations under capital leases                                                    206,841            231,432
                                                                                                    ------------       ------------

         Total current liabilities                                                                    11,049,717          9,421,660

ACCRUED EMPLOYMENT CONTRACT, less current portion                                            7         1,201,529          1,293,142
TERM NOTES PAYABLE, less current portion                                                     2         7,911,985          8,241,985
OBLIGATIONS UNDER CAPITAL LEASES, less current portion                                                   162,071            204,967
                                                                                                    ------------       ------------

         Total liabilities                                                                            20,325,302         19,161,754
                                                                                                    ------------       ------------

COMMITMENTS AND CONTINGENCIES                                                                                 --                 --

REDEEMABLE CONVERTIBLE PREFERRED STOCK                                                       3         2,950,488          2,573,581

STOCKHOLDERS' EQUITY:
  Common stock                                                                                           157,241            156,573
  Additional paid-in capital                                                                          64,261,061         64,520,084
  Accumulated deficit                                                                                (43,799,111)       (43,557,515)
                                                                                                    ------------       ------------

                                                                                                      20,619,191         21,119,142
  Less:  Notes receivable arising from the exercise of
         stock options and sale of common stock                                                      (12,772,200)       (12,772,200)
        Treasury stock                                                                                  (120,461)          (120,461)
                                                                                                    ------------       ------------

         Total stockholders' equity                                                                    7,726,530          8,226,481
                                                                                                    ------------       ------------

         TOTAL                                                                                       $31,002,320        $29,961,816
                                                                                                    ============       ============

                 See accompanying notes to financial statements.

                         GALAXY NUTRITIONAL FOODS, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                  NOTES             2004                  2003
THREE MONTHS ENDED JUNE 30,                                                       -----         ------------           ------------
NET SALES                                                                                       $ 11,191,678           $  8,695,781

COST OF GOODS SOLD                                                                                 8,251,330              6,051,116
                                                                                                ------------           ------------
  Gross margin                                                                                     2,940,348              2,644,665
                                                                                                ------------           ------------

OPERATING EXPENSES:
Selling                                                                                            1,460,400              1,313,873
Delivery                                                                                             593,326                451,817
Non-cash compensation related to options and warrants                              1,4               162,374              1,307,131
General and administrative                                                                           633,342                983,479
Research and development                                                                              72,686                 63,084
                                                                                                ------------           ------------
  Total operating expenses                                                                         2,922,128              4,119,384
                                                                                                ------------           ------------

INCOME (LOSS) FROM OPERATIONS                                                                         18,220             (1,474,719)

Interest expense                                                                                     259,816                495,385
                                                                                                ------------           ------------

NET LOSS                                                                                        $   (241,596)          $ (1,970,104)

Preferred Stock Dividends                                                            3                42,392                 54,780
Preferred Stock Accretion to Redemption Value                                        3               512,175                894,929
                                                                                                ------------           ------------

NET LOSS TO COMMON SHAREHOLDERS                                                                 $   (796,163)          $ (2,919,813)
                                                                                                ============           ============

BASIC  & DILUTED NET LOSS PER COMMON SHARE                                           5          $      (0.05)          $      (0.21)
                                                                                                ============           ============

                 See accompanying notes to financial statements.

                         GALAXY NUTRITIONAL FOODS, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                 Common Stock                                             Notes
                           ------------------------                                     Receivable
                                                        Additional     Accumulated      for Common       Treasury
                             Shares       Par Value   Paid-In Capital    Deficit          Stock           Stock           Total
                           --------------------------------------------------------------------------------------------------------
Balance at March 31,
2004                       15,657,321   $    156,573   $ 64,520,084    $(43,557,515)   $(12,772,200)   $   (120,461)   $  8,226,481

Costs associated with
  equity raise                     --             --        (22,500)             --              --              --         (22,500)
Conversion of
  preferred stock              66,752            668        116,148                                                         116,816
Non-cash compensation
  related to variable
  securities                       --             --        158,166              --              --              --         158,166
Dividends on
  preferred stock                  --             --        (42,392)             --              --              --         (42,392)
Accretion of discount
  on preferred stock               --             --       (468,445)             --              --              --        (468,445)
Net loss                           --             --             --        (241,596)             --              --        (241,596)
                           --------------------------------------------------------------------------------------------------------

Balance at June 30,
2004                       15,724,073   $    157,241   $ 64,261,061    $(43,799,111)   $(12,772,200)   $   (120,461)   $  7,726,530
                           ========================================================================================================

                 See accompanying notes to financial statements.

                         GALAXY NUTRITIONAL FOODS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

THREE MONTHS ENDED JUNE 30,                                                           NOTES           2004                 2003
                                                                                      -----        -----------          -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                                                                         $  (241,596)         $(1,970,104)
  Adjustments to reconcile net loss to net cash from (used in)
    operating activities:
      Depreciation and amortization                                                                    546,041              558,125
      Amortization of debt discount and financing costs                                                 33,349               99,440
      Provision for losses on trade receivables                                                        107,000              (91,000)
      Non-cash compensation related to options and warrants                            1,4             162,374            1,307,131
      (Increase) decrease in:
        Trade receivables                                                                             (976,993)             991,452
        Inventories                                                                                    (80,798)             133,003
        Prepaid expenses and other                                                                    (281,686)             (14,354)
      Increase (decrease) in:
        Accounts payable                                                                             1,297,022             (824,061)
        Accrued liabilities                                                                             13,325             (328,009)
                                                                                                   -----------          -----------

   NET CASH FROM (USED IN) OPERATING ACTIVITIES                                                        578,038             (138,377)
                                                                                                   -----------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                                                   (74,525)             (91,388)
  Decrease in other assets                                                                                  --                1,807
                                                                                                   -----------          -----------

   NET CASH FROM (USED IN) INVESTING ACTIVITIES                                                        (74,525)             (89,581)
                                                                                                   -----------          -----------

CASH FLOWS FROM FINANCING ACTIVITIES:                                                   6
  Book overdrafts                                                                                           --             (957,396)
  Net borrowings (payments) on lines of credit                                                          53,574             (249,676)
  Repayments on subordinated note payable                                                                   --           (4,000,000)
  Borrowings on term note payable                                                                           --            2,000,000
  Repayments on term notes payable                                                                    (150,000)            (437,393)
  Principal payments on capital lease obligations                                                      (67,487)             (93,934)
  Financing costs for long term debt                                                                        --             (188,361)
  Proceeds from issuance of common stock, net of offering costs                                        (22,500)           3,793,120
  Proceeds from exercise of common stock warrants                                                           --              360,000
                                                                                                   -----------          -----------

   NET CASH FROM (USED IN) FINANCING ACTIVITIES                                                       (186,413)             226,360
                                                                                                   -----------          -----------

NET INCREASE (DECREASE) IN CASH                                                                        317,100               (1,598)

CASH, BEGINNING OF PERIOD                                                                              449,679                1,598
                                                                                                   -----------          -----------

CASH, END OF PERIOD                                                                                $   766,779          $        --
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

                         GALAXY NUTRITIONAL FOODS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      The unaudited financial statements have been prepared by the Company, under the rules and regulations of the Securities and Exchange Commission. The accompanying financial statements contain all normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of such financial statements. Certain information and disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted under such rules and regulations although the Company believes that the disclosures are adequate to make the information presented not misleading. The March 31, 2004 balance sheet data was derived from the audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These unaudited financial statements should be read in conjunction with the financial statements and notes included on Form 10-K for the fiscal year ended March 31, 2004. Interim results of operations for the three-month period ended June 30, 2004 may not necessarily be indicative of the results to be expected for the full year.

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

Quarter Ended                                          June 30,     June 30,
                                                         2004          2003
                                                       --------   --------------
Dividend Yield                                           None          None
Volatility                                                NA        41% to 42%
Risk Free Interest Rate                                   NA      2.01% to 3.77%
Expected Lives in Months                                  NA        36 to 120

      Under the accounting provisions of SFAS No. 123, the Company's net income
      (loss) and net income (loss) per basic and diluted share would have been reduced to the pro forma amounts indicated below:

Quarter Ended                                       June 30, 2004  June 30, 2003
                                                    -------------  -------------
Net loss available to common shareholders as
   reported                                          $  (796,163)   $(2,919,813)

Add:  Stock-based compensation expense included
   in reported net income                                162,374      1,307,131
Deduct:  Stock-based compensation expense
   determined under fair value based method for
   all awards                                           (192,581)    (1,500,127)
                                                     -----------    -----------
Pro forma net loss available to common
    shareholders                                     $  (826,370)   $(3,112,809)
                                                     ===========    ===========
     Net loss per common share:
       Basic & diluted - as reported                 $     (0.05)   $     (0.21)
                                                     ===========    ===========
       Basic & diluted - pro forma                   $     (0.05)   $     (0.23)
                                                     ===========    ===========

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

(2)   LINE OF CREDIT AND NOTES PAYABLE

      On May 27, 2003, the Company obtained from Textron Financial Corporation ("Textron") a revolving credit facility (the "Textron Loan") with a maximum principal amount of $7,500,000 pursuant to the terms and conditions of the Textron Loan and Security Agreement. The Textron Loan is secured by the Company's inventory, accounts receivable and all other assets. Generally, subject to the maximum principal amount, which can be borrowed under the Textron Loan and certain reserves that must be maintained during the term of the Textron Loan, the amount available under the Textron Loan for borrowing by the Company from time to time is equal to the sum of (i) eighty-five percent (85%) of the net amount of its eligible accounts receivable plus (ii) sixty percent (60%) of the Company's eligible inventory not to exceed $3,500,000. Advances under the Textron Loan bear interest at a variable rate, adjusted on the first (1st) day of each month, equal to the prime rate plus one and three-quarter percent (1.75%) per annum (5.75% at June 30, 2004) calculated on the average cash borrowings for the preceding month. The Textron Loan matures and all amounts are due and payable in full on May 26, 2006. However, in accordance with EITF 95-22, "Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that involve both a Subjective Acceleration Clause and a Lock-Box Arrangement," the balance is reflected as current on the balance sheet. As of June 30, 2004, the outstanding principal balance on the Textron Loan was $4,658,851.

      Simultaneous with the closing of the Textron Loan in May 2003, SouthTrust Bank extended the Company a new term loan in the principal amount of $2,000,000. This loan was consolidated with the Company's March 2000 term loan with SouthTrust Bank, which had a then outstanding principal balance of $8,131,985 for a total term loan amount of $10,131,985. The revised term loan bears interest at SouthTrust Bank's prime rate of interest plus 1% (5% at June 30, 2004), and is due in increasing principal installments by June 2009. Each month, the Company will pay the accrued interest on the loan plus principal amounts as follows: $110,000 from July 2004 to June 2005, and $166,250 from July 2005 until maturity in June 2009. In a Loan Modification letter dated May 21, 2004, beginning in October 2004, interest may be adjusted quarterly from prime to prime plus 1.25% according to the Company's performance in its Maximum Funded Debt to EBITDA ratio in prior quarters. This note is secured by all of the Company's equipment and certain related assets. The balance outstanding on the term loan as of June 30, 2004 was $9,231,985.

(3)   CAPITAL STOCK

      Preferred Stock Issuances

      On April 6, 2001, the Company received from BH Capital Investments, L.P. and Excalibur Limited Partnership (the "Series A Preferred Holders") proceeds of approximately $3,082,000 less costs of $181,041 for the issuance of 72,646 shares of the Company's Series A convertible preferred stock with a face value of $3,500,000 and warrants to purchase shares of the Company's common stock. The shares are subject to certain designations, preferences and rights including the right to convert such shares into shares of common stock at any time. The per share conversion price is equal to the quotient of $48.18, plus all accrued and unpaid dividends for each share of the Series A convertible preferred stock, ($61.63 at June 30, 2004), divided by the lesser of (x) $1.75 or (y) 95% of the average of the two lowest closing bid prices of the Company's common stock on the American Stock Exchange ("AMEX") out of the fifteen trading days immediately prior to conversion.

      The Series A Preferred Holders converted 1,900 and 1,500 shares of the Series A convertible preferred stock plus accrued dividends, into 66,752 and 52,302 shares of common stock, respectively, during the three months ended June 30, 2004 and 2003, respectively. The conversion prices ranged from $1.6483 to $1.75 based on the above formula.

      The Series A Preferred Holders have the right to receive on any outstanding Series A convertible preferred stock a ten percent dividend on the shares, payable one year after the issuance of such preferred stock, and an eight percent dividend for the subsequent three years thereafter, payable in either cash or shares of preferred stock. For the three months ended June 30, 2004 and 2003, the Company recorded preferred dividends of $42,392, and $54,780, respectively, on the outstanding shares of the Series A convertible preferred stock.

      On April 6, 2001, the Company recorded the initial carrying value of the preferred stock as $521,848. Each quarter the Company calculates an estimated redemption value of the remaining preferred stock and then calculates the difference between the initial carrying value and this estimated redemption value. The difference is then accreted over the redemption period (48 months beginning April 2001) using the straight-line method, which approximates the effective interest method. For the three months ended June 30, 2004, and 2003, the Company recorded $512,175, and $894,929, respectively, related to the accretion of the redemption value of preferred stock and the beneficial conversion feature of accrued dividends. As of June 30, 2004, the value of the remaining 41,994 shares of redeemable convertible preferred stock is $2,950,488.

      The Series A Preferred Holders have the right to require the Company to redeem their remaining shares of preferred stock on April 6, 2005 or upon occurrence of other events, as defined. The redemption price shall be paid in cash at a price per preferred share equal to the greater of (a) 100% of the preference amount ($48.18 plus accrued dividends) or (b) an amount equal to the aggregate market price on the date of redemption of the common stock that would be then issuable upon conversion of the preferred stock and multiplied by the market price on the date of redemption. The market price is based on a five-day average of the closing bid prices for the five trading days prior to the date of redemption. Should there be no additional conversions on the Series A convertible preferred stock before April 6, 2005, the Company may be required to redeem the shares at a minimum price in excess of $2.7 million.

(4)   NON-CASH COMPENSATION RELATED TO OPTIONS AND WARRANTS

      The Company calculates non-cash compensation related to its securities on three primary items:

      A. NOTES RECEIVABLE FOR COMMON STOCK

      The Financial Accounting Standards Board issued Interpretation No. 44 ("FIN 44"), which clarifies the application of APB Opinion 25 relating to the accounting consequences of various modifications to fixed stock options. FIN 44 covers specific events that occurred after December 15, 1998 and was effective as of July 2, 2000. FIN 44 clarified that when an option is repriced, it is treated as a variable option and is marked to market each quarter. Accordingly, any increase in the market price of the Company's common stock over the exercise price of the options that was not previously recorded is recorded as compensation expense at each reporting period. If there is a decrease in the market price of the Company's common stock compared to the prior reporting period, the reduction is recorded as compensation income. Compensation income is limited to the original base exercise price (the "Floor") of the options. In accordance with FIN 44, the underlying shares related to the $12,772,200 note receivable from the Company's founder, Angelo S. Morini, are treated as variable due to the nature of the note being non-interest bearing and non-recourse. The Floor for the underlying shares is $4.38 per share. There was no non-cash compensation expense or income related to these shares recorded during the three months ended June 30, 2004 and 2003 as the price of the Company's common stock at the beginning and end of the periods was below the Floor.

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

      The Company recorded $158,166 and $833,642 as non-cash compensation expense related to these variable options and warrants in the three months ended June 30, 2004 and 2003, respectively. The remaining outstanding variable options and warrants as of June 30, 2004 were 3,882,092.

      C. OPTION AND WARRANT ISSUANCES

      During the three months ended June 30, 2004 and 2003, the Company recorded $4,208 and $473,489, respectively as non-cash compensation expense related to stock, options and warrants that were issued to and vested by officers, directors and consultants. This expense is included in non-cash compensation in the Company's Statements of Operations.

(5)   EARNINGS PER SHARE

      The following is a reconciliation of basic net earnings (loss) per share to diluted net earnings (loss) per share:

Three months ended June 30,                           2004             2003
--------------------------------------------------------------------------------
Net loss available to common shareholders         $   (796,163)    $ (2,919,813)

Weighted average shares outstanding -
   basic & diluted                                  15,666,399       13,590,879

                                                  ------------     ------------
Basic & diluted net loss per common share         $      (0.05)    $      (0.21)
                                                  ============     ============

      Potential conversion of Series A convertible preferred stock for 1,478,815 shares, options for 4,742,201 shares and warrants for 1,242,856 shares have not been included in the computation of diluted net income (loss) per common share for the three months ended June 30, 2004, as their effect would be antidilutive. Potential conversion of Series A convertible preferred stock for 1,815,502 shares, options for 4,651,521 shares and warrants for 1,242,856 shares have not been included in the computation of diluted net income (loss) per common share for the three months ended June 30, 2003, as their effect would be antidilutive.

(6)   SUPPLEMENTAL CASH FLOW INFORMATION

      For purposes of the statement of cash flows, all highly liquid investments with a maturity date of three months or less are considered to be cash equivalents.

Three months ended June 30,                                   2004       2003
--------------------------------------------------------------------------------
NON-CASH FINANCING AND INVESTING ACTIVITIES:
Fair value of stock, options and warrants issued            $     --    $565,800

Accrued preferred stock
dividends                                                     42,392      54,780
Beneficial conversion feature related to preferred
   stock dividends                                            11,531      25,105
Accretion of discount on preferred stock
                                                                        $843,752
                                                             500,644     869,824

Cash paid for:
Interest                                                     221,350     530,198
Income taxes                                                      --          --

(7)   RELATED PARTY TRANSACTIONS

      Angelo S. Morini

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

      In a Second Amended and Restated Employment Agreement effective October 13, 2003, Angelo S. Morini the Company's Founder, Vice-Chairman and President resigned from his positions with the Company as Vice Chairman and President and will no longer be involved in the daily operations of the Company. He will retain the title of Founder and has been named Chairman Emeritus. Mr. Morini will continue as an employee and as a member of the Company's Board of Directors. Additionally, he may carry out special assignments designated to him by the Chairman of the Board. The agreement is for a five-year period beginning October 13, 2003 and provides for an annual base salary of $300,000 plus standard health insurance benefits, club dues and an auto allowance. The Company accrued and expensed the five-year cost of this agreement in the quarter ended December 31, 2003. The total estimated costs expensed under this agreement are $1,830,329 of which $1,567,834 remained unpaid but accrued ($366,305 as short-term liabilities and $1,201,529 as long-term liabilities) as of June 30, 2004. The long-term portion will be paid out in nearly equal monthly installments ending in October 2008.

      Christopher J. New

      On July 8, 2004, Christopher J. New resigned from his position as Chief Executive Officer in order to pursue other opportunities. In accordance with the Separation and Settlement Agreement between the Company and Mr. New, the Company will record approximately $445,000 related to the employment contract expense in July 2004, which will be reflected in the results for the Company's second quarter of fiscal 2005 ending September 30, 2004. This settlement will be paid out in nearly equal installments over two years. In addition to the compensation, the Company agreed that Mr. New's stock option rights under that certain Non-Qualified Stock Option Agreement dated December 5, 2002 (for 25,000 shares at $1.67) and that certain Non-Qualified Stock Option Agreement dated July 16, 2001 (for 100,000 shares at $2.05) will continue in full force and effect as if he was employed by the Company.

      Michael E. Broll

      On July 8, 2004, Michael E. Broll, a member of the Company's Board of Directors, was appointed as the new Chief Executive Officer upon the resignation of Mr. New. The Company entered into a one-year employment agreement whereby Mr. Broll is entitled to receive an annual base salary of $200,000 plus a performance bonus at the discretion of the Board, standard health benefits, a housing allowance of up to $500 per week for one year and an auto allowance of $1,500 per month. The employment agreement renews automatically for one-year periods unless cancelled by either party ninety days prior to the end of the term. In the event Mr. Broll's employment is terminated without cause, he will be entitled to receive one year of his base salary as severance.

(8)   ECONOMIC DEPENDENCE

      The Company had one customer that accounted for nearly 11% of sales in the quarter ended June 30, 2004. As of June 30, 2004, the amount due from this customer is approximately 16% of the balance of accounts receivable. There were no customers that accounted for greater than 10% of sales or of the accounts receivable balance as of June 30, 2003.

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

Galaxy Nutritional Foods, Inc. (the "Company") is principally engaged in developing, manufacturing and marketing a variety of healthy cheese and dairy related products, as well as other cheese alternatives, and is a leading producer of dairy alternative products made with soy. These healthy cheese and dairy related products include low or no fat, no saturated fat, no trans-fat, low or no cholesterol and lactose-free varieties. These products are sold throughout the United States and internationally to customers in the retail and food service markets. The Company's headquarters and manufacturing facilities are located in Orlando, Florida.

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

As of August 12, 2004, there are 40,994 shares of Series A convertible preferred stock outstanding. Assuming that no further conversions are made and the conversion price remains at $1.75, the redemption price of the outstanding Series A convertible preferred stock would be the greater of (a) $2,646,556 (100% of the preference amount plus accrued dividends through April 6, 2005 - $64.56 per share) or (b) the value of 1,512,318 shares of common stock multiplied by the market price on the date of redemption (currently estimated at $2,595,137 using the average of the closing market price of the Company's common stock from August 6, 2004 - August 12, 2004).

The Company is considering a number of alternatives related to the redemption of the Series A convertible preferred stock, which, individually or in combination, could resolve the Series A redemption obligations. These alternatives include procuring the necessary funds from operating activities and existing credit facilities, or from additional equity financing, or identifying one or more investors to buy out the Series A Preferred Holders directly, or negotiating an extension of such date with the current Series A Preferred Holders. However, there are no assurances that any of such alternatives will be viable or available to the Company on terms that are acceptable to the Company, or that, even if viable, that the Company will be successful in implementing any of such alternatives. If the Company is required to redeem the outstanding Series A convertible preferred stock and does not have the funds to do so, the Company will be in default of its obligations and the Series A Preferred Holders will be entitled to pursue their remedies against the Company. In addition, any unpaid redemption amount owed to the Series A Preferred Holders shall bear interest at the rate of 3% per month until paid in full.

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

BUSINESS ENVIRONMENT

The Company is principally engaged in developing, manufacturing and marketing a variety of healthy cheese and dairy related products, as well as other cheese alternatives, and is a leading producer of dairy alternative products made with soy. For the quarter ended June 30, 2004, 65% of the Company's sales were derived from sales of sliced cheese products. However, due to the change in consumers' eating habits toward low-carbohydrate meal preparation, the Company is in the process of diversifying, strengthening and balancing the Company's product segmentation between various forms of cheese such as slices, shreds, and chunks, and in its other non-cheese related products. This diversification will help the Company extend consumer usage occasions beyond lunchtime cheese slices for sandwich usage. For example, the Company may add new products that appeal to younger consumers and have portable functionality (that is, "on-the-go" users).

Management focuses on several items in order to measure the Company's performance. In the short term (1 to 3 years), management is working towards obtaining positive trends in the following areas:

      o     Operating cash flow

      o     Gross margin in dollars and % of net sales

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

The principal raw material used by the Company is casein, which accounts for approximately 42% of the Company's raw material purchases. As casein is a significant component of the Company's product formulation, the Company is vulnerable to short and long-term changes in casein pricing, which, at times has been volatile. Management will pursue tactics that minimize the effects on the Company of the volatility of casein pricing as well as trying to incorporate alternative sources of protein that maintain the integrity of the Company's product benefits.

To accelerate top line growth and better utilize existing assets, the Company is pursuing strategic contract manufacturing business in addition to our branded sales focus. Although the Company's expansion of its contract manufacturing business may result in a decrease in the Company's overall gross margin percentage, it should contribute incremental gross margin dollars through increased net sales. Management will balance the additional contract manufacturing growth by reinvesting additional gross margin dollars generated from these sales into increased marketing spending against its core brands. Management plans to build the core branded business by leveraging a premium brand approach that begins with superior product quality over most of the direct alternative cheese competition. Management believes that combining "healthy" product attributes, improved taste and product functionality will lead to better than expected consumer experiences with our brands. Management's focus is to transfer those improved consumer experiences into enhanced market share and higher margins.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2004 ("first quarter of fiscal 2005") Compared to Three Months Ended June 30, 2003 ("first quarter of fiscal 2004")

                                                                      PERCENTAGE
THREE MONTHS ENDED JUNE 30,     2004          2003       DIFFERENCE    CHANGE
                             -----------   -----------   -----------   -------

NET SALES                    $11,191,678   $ 8,695,781   $ 2,495,897     28.7%

COST OF GOODS SOLD             8,251,330     6,051,116     2,200,214     36.4%
                             -----------   -----------   -----------     ----
  Gross margin                 2,940,348     2,644,665       295,683     11.2%
                             ===========   ===========   ===========     ====

  Gross profit percentage             26%           30%
                             ===========   ===========

NET SALES increased approximately $2.5 million or 29% in the first quarter of fiscal 2005 compared to the first quarter of fiscal 2004. This increase is primarily due to increased sales in contract manufacturing, the food service business and Wholesome Valley Organic products. During the first quarter of fiscal 2005, the Company had one customer that accounted for nearly 11% of sales. These contract manufacturing sales consist primarily of products which generate lower margins. However, the higher sales volume helped to absorb the fixed cost of production (overhead) resulting in a gross profit decline of only four percent.

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

Our internal data indicates that our overall branded sales were relatively flat in the first quarter of fiscal 2005 versus the first quarter of fiscal 2004. Additionally, the data from several external sources does not indicate clearly that any category trends have changed during the first quarter of fiscal 2005.

Management regularly reviews statistics such as case fill rates and order fill rates. Case fill rates reflect the percentage of every case/item ordered that was shipped complete. Order fill rates reflect the percentage of every order placed that was shipped complete. The case fill rate was 99.6% and 99.9% in the first quarter of fiscal 2005 and the first quarter of fiscal 2004, respectively, and the order fill rate was 96.4% and 98.6%, respectively.

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

      o The Company has begun to secure certain contract manufacturing opportunities, which it previously turned away or did not pursue earlier in prior years due to cash constraints. This will enable the Company to better utilize some of its excess production capacity. These efforts should result in a higher return on invested capital in future periods. As the Company adds certain contract manufacturing business to its product mix, the Company's gross margin percentage may decrease. However, the overall gross margin dollars should increase due to higher net sales volume.

COST OF GOODS SOLD increased from 70% of net sales in the first quarter of fiscal 2004 to 74% of net sales in the first quarter of fiscal 2005. This four percent increase was primarily the result of a 15% increase in key commodity costs, as well as higher indirect labor costs due to the rapid growth in manufacturing volume. Based on current pricing trends with its suppliers, management expects to see continued substantial increases in its casein prices during fiscal 2005. (Every 5% increase in casein prices will result in an annual cost increase of approximately $307,000 assuming the same amount of pounds purchased as in fiscal 2004.) Management is striving to offset these cost increases by implementing projects to improve production efficiency and to reduce costs of other raw materials. Additionally, management plans to pass along some of these costs by increasing the sales price of certain products. Management monitors its costs and production efficiencies through various ratios including pounds produced per hour and cost per pound sold and uses these ratios to make decisions in purchasing, production and setting sales prices.

                                                                                                               PERCENTAGE
THREE MONTHS ENDED JUNE 30,                                         2004           2003         DIFFERENCE       CHANGE
                                                                 -----------    -----------    --------------------------

                                                                 -----------    -----------    --------------------------
GROSS MARGIN                                                       2,940,348      2,644,665        295,683           11.2%
                                                                 -----------    -----------    --------------------------

OPERATING EXPENSES:
Selling                                                            1,460,400      1,313,873        146,527           11.2%
Delivery                                                             593,326        451,817        141,509           31.3%
Non-cash compensation related to options and
  warrants                                                           162,374      1,307,131     (1,144,757)         (87.6%)
General and administrative                                           633,342        983,479       (350,137)         (35.6%)
Research and development                                              72,686         63,084          9,602           15.2%
                                                                 -----------    -----------    --------------------------
  Total operating expenses                                         2,922,128      4,119,384     (1,197,256)         (29.1%)
                                                                 -----------    -----------    --------------------------

INCOME (LOSS) FROM OPERATIONS                                         18,220     (1,474,719)     1,492,939         (101.2%)

Non-cash compensation related to options and
  warrants(2)                                                        162,374      1,307,131     (1,144,757)         (87.6%)
                                                                 -----------    -----------    --------------------------

OPERATING INCOME (LOSS), AS ADJUSTED (1) (a
  non-GAAP measure)                                              $   180,594    $  (167,588)   $   348,182          207.8%
                                                                 ===========    ===========    ==========================

      (1) Management utilizes certain non-GAAP measures such as Operating Income, as adjusted, Net Income, as adjusted and EBITDA, as adjusted, because they provide useful information to management, lenders and investors in order to accurately review the Company's current on-going operations and business trends related to its financial condition and results of operations. Additionally, these measure are key factors upon which the Company prepares its budgets and forecasts, calculates bonuses, and evaluates loan covenants. These non-GAAP measures are not in accordance with, or an alternative for, generally accepted accounting principles and may be different from non-GAAP measures reported by other companies.

      (2) In its determination of non-GAAP measures, management excludes the non-cash compensation related to options and warrants because it believes that this item does not accurately reflect the Company's current on-going operations. Non-cash compensation is calculated based on fluctuations in the Company's stock price, which can skew the financial results dramatically up and down. The price of the Company's common shares as traded on AMEX are outside the Company's control and typically do not reflect the Company's current operations.

The increase in Operating Income, as adjusted, during the first quarter of fiscal 2005 compared to the first quarter of fiscal 2004 is primarily due to the increase in gross margin as described above and the decrease in operating expenses (excluding the non-cash compensation component) as described more fully below.

SELLING expenses were 13% of net sales in the first quarter of fiscal 2005 compared to 15% in the first quarter of fiscal 2004. The $146,527 increase in selling expenses was due to the variable items of selling expenses such as promotions increasing as a function of the increase in sales. However, selling expenses are becoming a smaller percentage of sales in the first quarter of fiscal 2005, as the fixed components of selling expenses are remaining comparable to the first quarter of fiscal 2004. The Company expects that fiscal 2005 selling expenses will increase compared to fiscal 2004 expenses based on the Company's current plan for expanding distribution of strategic products.

DELIVERY expenses increase $141,509 in the first quarter of fiscal 2005 compared to the first quarter of fiscal 2004 in proportion to the increase in net sales. Delivery expenses approximate 5% of net sales each period. Unless offset by price savings from shipping larger loads, the Company anticipates that delivery costs will increase as a percentage of sales in the future periods due to higher fuel prices and rate changes due to the new laws regarding limitation of driver hours. The Company anticipates that during fiscal 2005 delivery expenses will increase from 5% of net sales to 6% of net sales based on the above factors.

NON-CASH COMPENSATION RELATED TO OPTIONS AND WARRANTS

THREE MONTHS ENDED JUNE 30,                                                               PERCENTAGE
                                                2004           2003         DIFFERENCE      CHANGE
                                            -----------     -----------     -----------   ----------
Notes Receivable for Common Stock           $        --     $        --     $        --
Option and Warrant Repricing                    158,166         833,642        (675,476)     (81.0%)
Option and Warrant Issuances                      4,208         473,489        (469,281)     (99.1%)
                                            -----------     -----------     -----------      ----
    Total Non-Cash Compensation
    Expense                                 $   162,374     $ 1,307,131     $(1,144,757)     (87.6%)
                                            ===========     ===========     ===========      ====

The Company values the non-cash compensation related to its securities on three primary items:

      a.    Notes Receivable for Common Stock

      The Financial Accounting Standards Board issued Interpretation No. 44 ("FIN 44"), which clarifies the application of APB Opinion 25 relating to the accounting consequences of various modifications to fixed stock options. FIN 44 covers specific events that occurred after December 15, 1998 and was effective as of July 2, 2000. FIN 44 clarified that when an option is repriced, it is treated as a variable option and is marked to market each quarter. Accordingly, any increase in the market price of the Company's common stock over the exercise price of the options that was not previously recorded is recorded as compensation expense at each reporting period. If there is a decrease in the market price of the Company's common stock compared to the prior reporting period, the reduction is recorded as compensation income. Compensation income is limited to the original base exercise price (the "Floor") of the options. In accordance with FIN 44, the underlying shares related to the $12,772,200 note receivable from the Company's founder, Angelo S. Morini, are treated as variable due to the nature of the note being non-interest bearing and non-recourse. The Floor for the underlying shares is $4.38 per share. There was no non-cash compensation expense or income related to these shares recorded during the three months ended June 30, 2004 and 2003 as the price of the Company's common stock at the beginning and end of the periods was below the Floor. Due to the volatility of the market price of its common stock, the Company is incapable of predicting whether this expense will increase or decrease in the future. If the Company's stock price is above the Floor of $4.38, a $0.01 increase or decrease in the Company's common stock price results in an expense or income, respectively, of approximately $29,000.

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

      The Company recorded $158,166 and $833,642 as non-cash compensation expense related to these variable options and warrants in the three months ended June 30, 2004 and 2003, respectively. The remaining outstanding variable options and warrants as of June 30, 2004 were 3,882,092. Assuming no further options or warrants are exercised or cancelled and all are vested and the Company's stock price is above the lowest Floor of $2.05, a $0.01 increase or decrease in the Company's common stock price results in an expense or income, respectively, up to $39,000.

      c.    Option and Warrant Issuances

      During the three months ended June 30, 2004 and 2003, the Company recorded $4,208 and $473,489, respectively as non-cash compensation expense related to stock, options and warrants that were issued to and vested by officers, directors and consultants. This expense is included in non-cash compensation in the Company's Statements of Operations.

GENERAL AND ADMINISTRATIVE expenses decreased by $350,137 in the first quarter of fiscal 2005 compared to the first quarter of fiscal 2004. This decrease results primarily from a decrease in personnel costs of approximately $105,000 and a decrease in legal fees of approximately $206,000. Personnel costs declined due to the change in the employment status of Angelo S. Morini per the amended employment agreement in October 2003. Legal fees were higher in the first quarter of fiscal 2004 due to the equity raise and corporate refinancing that was completed in May 2003 as well as legal fees associated with the Schreiber lawsuit which was settled in May 2004. Management is anticipating further declines in general and administrative expenses in fiscal 2005 compared to fiscal 2004 due to continued reductions in general overhead costs such as rent along with a decrease in personnel expenses based on the amended employment agreement with Angelo S. Morini. Additionally, management believes that legal fees should continue to decrease significantly now that the Schreiber lawsuit has been fully resolved.

RESEARCH AND DEVELOPMENT expenses increased by $9,602 in the first quarter of fiscal 2005 compared to the first quarter of fiscal 2004 primarily as a result of an increase personnel costs for existing personnel. The Company anticipates increases in research and development expenses in fiscal 2005 compared to fiscal 2004 primarily due to additional personnel costs associated with new product development.

                                                                                                                 PERCENTAGE
THREE MONTHS ENDED JUNE 30,                                       2004            2003          DIFFERENCE         CHANGE
                                                               -----------     -----------     -----------       ----------
INCOME (LOSS) FROM OPERATIONS                                  $    18,220     $(1,474,719)    $ 1,492,939         (101.2%)

Interest Expense                                                  (259,816)       (495,385)        235,569           47.6%
                                                               -----------     -----------     -----------         ------
NET INCOME (LOSS)                                                 (241,596)     (1,970,104)      1,728,508          (87.7%)
Non-cash compensation related to options and
  warrants(2)                                                      162,374       1,307,131     (1,144,757)          (87.6%)

                                                               -----------     -----------     -----------         ------
NET INCOME (LOSS), AS ADJUSTED  (1) (a                         $   (79,222)    $  (662,973)    $   583,751           88.1%

Interest Expense                                                   259,816         495,385        (235,569)         (47.6%)
Depreciation                                                       546,041         558,125         (12,084)          (2.2%)
                                                               -----------     -----------     -----------         ------

EBITDA, AS ADJUSTED  (1) (a non-GAAP measure)                  $   726,635     $   390,537     $   336,098           86.1%
                                                               ===========     ===========     ===========           ====
EBITDA % OF SALES                                                      6.5%            4.5%
                                                               ===========     ===========

      (1) Management utilizes certain non-GAAP measures such as Operating Income, as adjusted, Net Income, as adjusted and EBITDA, as adjusted, because they provide useful information to management, lenders and investors in order to accurately review the Company's current on-going operations and business trends related to its financial condition and results of operations. Additionally, these measure are key factors upon which the Company prepares its budgets and forecasts, calculates bonuses, and evaluates loan covenants. These non-GAAP measures are not in accordance with, or an alternative for, generally accepted accounting principles and may be different from non-GAAP measures reported by other companies.

      (2) In its determination of non-GAAP measures, management excludes the non-cash compensation related to options and warrants because it believes that this item does not accurately reflect the Company's current on-going operations. Non-cash compensation is calculated based on fluctuations in the Company's stock price, which can skew the financial results dramatically up and down. The price of the Company's common shares as traded on AMEX are outside the Company's control and typically do not reflect the Company's current operations.

The improvement in net income, as adjusted, is primarily the result of the increase in gross margin from higher sales volume and decreases in interest costs as well as general and administrative expenses as more fully detailed above. The improvement in EBITDA, as adjusted, is primarily the result of the increase in gross income from sales and decreases in general and administrative expenses as more fully detailed above.

INTEREST expense decreased in the first quarter of fiscal 2005 compared to the first quarter of fiscal 2004 due to lower principal balances and lower interest rates on the Company's credit facilities after the refinancing in May 2003. See "Debt Financing" below for further detail on the Company's outstanding debts and interest rates thereon.

LIQUIDITY AND CAPITAL RESOURCES

                                                                                                                        PERCENTAGE
THREE MONTHS ENDED JUNE 30,                                        2004                2003               DIFFERENCE      CHANGE
                                                                 ---------           ---------           -------------------------
CASH PROVIDED BY (USED IN) OPERATING
  ACTIVITIES                                                     $ 578,038           $(138,377)          $ 716,415         517.7%

CASH USED IN INVESTING ACTIVITIES                                  (74,525)            (89,581)             15,056          16.8%

CASH PROVIDED BY (USED IN) FINANCING
  ACTIVITIES                                                      (186,413)            226,360            (412,773)       (182.4%)
                                                                 ---------           ---------           -----------------------
NET INCREASE (DECREASE) IN CASH                                  $ 317,100           $  (1,598)          $ 318,698         199.4%
                                                                 =========           =========           =======================

OPERATING ACTIVITIES -The increase in cash provided by operations in the first quarter of fiscal 2005 compared to the first quarter of fiscal 2004 is primarily attributable to $310,000 less interest paid on credit facilities and additional cash received from the increase in sales in the first quarter of fiscal 2005. The Company anticipates that operating activities should continue to provide positive cash for operations. Additionally, accounts receivable, inventories and accounts payable balances will increase during fiscal 2005 with the increase in sales.

INVESTING ACTIVITIES -The decrease in cash used for investing activities during the first quarter of fiscal 2005 as compared to the first quarter fiscal of 2004 primarily resulted from less purchases of fixed assets during the period. The Company currently has no plans for any major capital additions. Most current period purchases of assets are for normal recurring asset upgrades and replacements.

FINANCING ACTIVITIES - During the first quarter of fiscal 2005, the Company used a portion of its cash provided from operations to make principal payments on its note payable with SouthTrust Bank and for capital lease payments. During the first quarter of fiscal 2004, the Company raised $3,850,000 through the issuance of common stock and $2,000,000 from a new term loan with SouthTrust Bank. The Company used $4,000,000 of these proceeds to pay in full the principal balance owed to FINOVA Mezzanine. The remaining proceeds were used for operations and to further reduce the Company's accounts payable and debt balances.

Debt Financing

On May 27, 2003, the Company obtained from Textron Financial Corporation ("Textron") a revolving credit facility (the "Textron Loan") with a maximum principal amount of $7,500,000 pursuant to the terms and conditions of the Textron Loan and Security Agreement. The Textron Loan is secured by the Company's inventory, accounts receivable and all other assets. Generally, subject to the maximum principal amount, which can be borrowed under the Textron Loan and certain reserves that must be maintained during the term of the Textron Loan, the amount available under the Textron Loan for borrowing by the Company from time to time is equal to the sum of (i) eighty-five percent (85%) of the net amount of its eligible accounts receivable plus (ii) sixty percent (60%) of the Company's eligible inventory not to exceed $3,500,000. Advances under the Textron Loan bear interest at a variable rate, adjusted on the first (1st) day of each month, equal to the prime rate plus one and three-quarter percent (1.75%) per annum (5.75% at June 30, 2004) calculated on the average cash borrowings for the preceding month. The Textron Loan matures and all amounts are due and payable in full on May 26, 2006. As of June 30, 2004, the outstanding principal balance on the Textron Loan was $4,658,851.

Simultaneous with the closing of the Textron Loan in May 2003, SouthTrust Bank extended the Company a new term loan in the principal amount of $2,000,000. This loan was consolidated with the Company's March 2000 term loan with SouthTrust Bank, which had a then outstanding principal balance of $8,131,985 for a total term loan amount of $10,131,985. The revised term loan bears interest at SouthTrust Bank's prime rate of interest plus 1% (5% at June 30, 2004), and is due in increasing principal installments by June 2009. Each month, the Company will pay the accrued interest on the loan plus principal amounts as follows:
$110,000 from July 2004 to June 2005, and $166,250 from July 2005 until maturity in June 2009. In a Loan Modification letter dated May 21, 2004, beginning in October 2004, interest may be adjusted quarterly from prime to prime plus 1.25% according to the Company's performance ratios in prior quarters. This note is secured by all of the Company's equipment and certain related assets. The balance outstanding on the term loan as of June 30, 2004 was $9,231,985.

Equity Financing

On April 6, 2001, in accordance with an exemption from registration under Regulation D promulgated under the Securities Act of 1933, as amended, the Company received from BH Capital Investments, L.P. and Excalibur Limited Partnership (the "Series A Preferred Holders") proceeds of approximately $3,082,000 less costs of $181,041 for the issuance of 72,646 shares of the Company's Series A convertible preferred stock with a face value of $3,500,000 and warrants to purchase shares of the Company's common stock. The Series A Preferred Holders have the right to receive on any outstanding Series A convertible preferred stock a ten percent stock dividend on the shares, payable one year after the issuance of such preferred stock, and an eight percent stock dividend for the subsequent three years thereafter, payable in either cash or shares of preferred stock. The Series A convertible preferred stock is subject to certain designations, preferences and rights set forth in the Company's Restated Certificate of Incorporation, including the right to convert such shares into shares of common stock at any time, at a current conversion rate (subject to appropriate adjustment for stock splits, stock dividends, recapitalizations and other events) of the number of shares of common stock for each share of Series A convertible preferred stock equal to the quotient of $48.18, plus all accrued dividends that are then unpaid for each share of the Series A convertible preferred stock divided by the lesser of (x) $1.75 or (y) 95% of the average of the two lowest closing bid prices of the Company's common stock on the American Stock Exchange out of the fifteen trading days immediately prior to conversion.

As of June 30, 2004, the Series A Preferred Holders had converted 30,652 shares of the Series A convertible preferred stock plus accrued dividends, into 1,151,596 shares of common stock. The conversion prices ranged from $1.3633 to $1.75 based on the above formula. From July 1, 2004 through August 12, 2004, the Series A Preferred Holders converted 1,000 shares of the Series A convertible preferred stock, plus accrued dividends, into 35,214 shares of common stock at a conversion price of $1.75.

The Series A Preferred Holders have the right to require the Company to redeem their shares of Series A convertible preferred stock on April 6, 2005. The redemption price shall be paid in cash at a price per preferred share equal to the greater of (a) 100% of the preference amount ($48.18 plus accrued dividends) or (b) an amount equal to the aggregate market price on the date of redemption of common stock that would be then issuable upon conversion of the Series A convertible preferred stock. The market price is based on a five-day average of the closing bid prices for the five trading days prior to the date of redemption. As of August 12, 2004, there are 40,994 shares of Series A convertible preferred stock outstanding. Assuming that no further conversions are made and the conversion price remains at $1.75, the redemption price of the outstanding Series A convertible preferred stock would be the greater of (a) $2,646,556 (100% of the preference amount plus accrued dividends through April 6, 2005 - $64.56 per share) or (b) the value of 1,512,318 shares of common stock multiplied by the market price on the date of redemption (currently estimated at $2,595,137 using the average of the closing market price of the Company's common stock from August 6, 2004 - August 12, 2004). Any unpaid amount after April 6, 2005 shall bear interest at the rate of 3% per month until paid in full.

Summary

Management believes that with the proceeds available with its Textron credit facilities together with cash flow from current operations, the Company will have enough cash to meet its current liquidity needs for general operations through March 31, 2005.

However as discussed under "Material Future Events" above, on April 6, 2005, the Series A Preferred Holders have the right to require the Company to redeem the outstanding shares of Series A convertible preferred stock for cash. Assuming that no further conversions of the Series A convertible preferred stock are made after the date hereof, the cost to the Company to redeem the outstanding Series A convertible preferred stock could be in excess of $2,700,000.

The Company is considering a number of alternatives related to the redemption of the Series A convertible preferred stock, which, individually or in combination, could resolve the Series A redemption obligations. These alternatives include procuring the necessary funds from operating activities and existing credit facilities, or from additional equity financing, or identifying one or more investors to buy out the Series A Preferred Holders directly, or negotiating an extension of such date with the current Series A Preferred Holders. However, there are no assurances that any of such alternatives will be viable or available to the Company on terms that are acceptable to the Company, or that, even if viable, that the Company will be successful in implementing any of such alternatives.

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

Based on the age of the receivable, cash collection history and past dilution in the receivables, the Company makes an estimate of its anticipated bad debt, anticipated future authorized deductions due to current period activity and anticipated collections on non-authorized amounts that customers have currently deducted on past invoices. Based on this analysis, the Company reserved $740,000 and $554,099 for known and anticipated future credits and doubtful accounts at June 30, 2004 and 2003, respectively. Actual bad debt expense during the periods is less than 1% of gross sales. We believe that this estimate is reasonable, but there can be no assurance that the Company's estimate will not change given a change in economic conditions or business conditions within the food industry or the Company.

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

Quarter Ended                                      June 30, 2004  June 30, 2003
                                                   -------------  --------------
Dividend Yield                                          None           None
Volatility                                              NA          41% to 42%
Risk Free Interest Rate                                 NA        2.01% to 3.77%
Expected Lives in Months                                NA          36 to 120

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's exposure to market risk results primarily from fluctuations in interest rates. The interest rates on the Company's outstanding debts to SouthTrust Bank and Textron are floating and based on the prevailing market interest rates. For market-based debt, interest rate changes generally do not affect the market value of the debt but do impact future interest expense and hence earnings and cash flows, assuming other factors remain unchanged. A theoretical 1% increase or decrease in market rates in effect on June 30, 2004 with respect to the Company's debt as of such date would increase or decrease interest expense and hence reduce or increase net income of the Company by approximately $139,000 per year or $35,000 per quarter.

The Company's sales during the three-month periods ended June 30, 2004 and 2003 which were denominated in a currency other than U.S. dollars were less than 5% of gross sales and no net assets were maintained in a functional currency other than U. S. dollars during such periods. Therefore, the effects of changes in foreign currency exchange rates have not historically been, and are not currently, significant to the Company's operations or net assets.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the fiscal quarter ended June 30, 2004, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO"), and the Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures to insure that the Company records, processes, summarizes and reports in a timely and effective manner the information required to be disclosed in reports filed with or submitted to the Securities and Exchange Commission. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective in timely bringing to their attention material information related to the Company required to be included in the Company's periodic Securities and Exchange Commission filings. Since the date of this evaluation, there have been no material changes in the Company's internal controls or in other factors that are reasonably likely to materially affect those controls.

                                                PART II. OTHER INFORMATION

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

ITEM 5. OTHER INFORMATION

On July 8, 2004, Christopher J. New resigned from his position as Chief Executive Officer in order to pursue other opportunities. In accordance with the Separation and Settlement Agreement between the Company and Mr. New, Mr. New will receive (1) a one-time settlement of $1,000; (2) two years of his base salary, payable over two years; (3) coverage of health care costs for six months; and (4) extension of the time for which he can exercise his employee stock options under that certain Non-Qualified Stock Option Agreement dated December 5, 2002 (for 25,000 shares at $1.67) and that certain Non-Qualified Stock Option Agreement dated July 16, 2001 (for 100,000 shares at $2.05) from 60 days after leaving employment to the end of the option terms. The Company recorded approximately $445,000 in costs related to this separation agreement as employment contract expense in July 2004. This charge will be reflected in the results for the Company's second quarter of fiscal 2005 ending September 30, 2004.

On July 8, 2004, Michael E. Broll was appointed as the new Chief Executive Officer upon the resignation of Mr. New. The Company entered into a one-year employment agreement whereby Mr. Broll is entitled to receive an annual base salary of $200,000 plus a performance bonus at the discretion of the Board, standard health benefits, a housing allowance of up to $500 per week for one year and an auto allowance of $1,500 per month. The employment agreement renews automatically for one-year periods unless cancelled by either party ninety days prior to the end of the term. In the event Mr. Broll's employment is terminated without cause, he will be entitled to receive one year of his base salary as severance.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

The following exhibits are filed as part of this Form 10-Q.

EXHIBIT NO        EXHIBIT DESCRIPTION

*    3.1      Restated Certificate of Incorporation of the Company as filed with the Secretary of State of the State of Delaware on December
              23, 2002 (Filed as Exhibit 3.2 on Form 10-Q for the fiscal quarter ended December 31, 2002.)

*    3.2      By-laws of the Company, as amended (Filed as Exhibit 3.2 to
              Registration Statement on Form S-18, No. 33-15893-NY.)

*    4.1      Stock Purchase Option Agreement and Stock Purchase Warrant by
              and between Excalibur Limited Partnership and BH Capital
              Investments, L.P. and Galaxy Nutritional Foods dated as of April
              24, 2003 (Filed as Exhibit 10.52 on Form 10-Q for the fiscal quarter ended June 30, 2003.)

*    4.2      Warrant to Purchase Securities of Galaxy Nutritional Foods,
              Inc. dated as of May 29, 2003 in favor of SouthTrust Bank (Filed as Exhibit 10.7 on Form 8-K filed June 2, 2003.)

*    4.3      Securities Purchase Agreement dated as of May 21, 2003 between
              Galaxy Nutritional Foods, Inc. and Fromageries Bel S.A. (Filed as
              Exhibit 10.8 on Form 8-K filed June 2, 2003.)

*    4.4      Registration Rights Agreement dated as of May 21, 2003 between
              Galaxy Nutritional Foods, Inc. and Fromageries Bel S.A. (Filed as
              Exhibit 10.9 on Form 8-K filed June 2, 2003.)

*    4.5      Securities Purchase Agreement dated as of May 21, 2003 between
              Galaxy Nutritional Foods, Inc. and Frederick A. DeLuca (Filed as
              Exhibit 10.10 on Form 8-K filed June 2, 2003.)

*    4.6      Registration Rights Agreement dated as of May 21, 2003 between
              Galaxy Nutritional Foods, Inc. and Frederick A. DeLuca (Filed as
              Exhibit 10.11 on Form 8-K filed June 2, 2003.)

*    4.7      Securities Purchase Agreement dated as of May 21, 2003 between
              Galaxy Nutritional Foods, Inc. and Apollo Capital Management
              Group, L.P. (Filed as Exhibit 10.12 on Form 8-K filed June 2,
              2003.)

*    4.8       Registration Rights Agreement dated as of May 21, 2003 between
              Galaxy Nutritional Foods, Inc. and Apollo Capital Management Group, L.P. (Filed as Exhibit 10.13 on Form 8-K filed June 2, 2003.)

*    4.9       Securities Purchase Agreement dated as of May 21, 2003 between
              Galaxy Nutritional Foods, Inc. and Apollo MicroCap Partners, L.P. (Filed as Exhibit 10.14 on Form 8-K filed June 2, 2003.)

*    4.10     Registration Rights Agreement dated as of May 21, 2003
              between Galaxy Nutritional Foods, Inc. and Apollo MicroCap
              Partners, L.P. (Filed as Exhibit 10.15 on Form 8-K filed June 2,
              2003.)

*    4.11     Securities Purchase Agreement dated as of May 21, 2003
              between Galaxy Nutritional Foods, Inc. and Ruggieri of Windermere
              Family Limited Partnership (Filed as Exhibit 10.16 on Form 8-K filed June 2, 2003.)

*    4.12     Registration Rights Agreement dated as of May 21, 2003
              between Galaxy Nutritional Foods, Inc. and Ruggieri of Windermere
              Family Limited Partnership (Filed as Exhibit 10.17 on Form 8-K filed June 2, 2003.)

*    4.13     Securities Purchase Agreement dated as of May 21, 2003
              between Galaxy Nutritional Foods, Inc. and Ruggieri Financial
              Pension Plan (Filed as Exhibit 10.18 on Form 8-K filed June 2,
              2003.)

*    4.14     Registration Rights Agreement dated as of May 21, 2003
              between Galaxy Nutritional Foods, Inc. and Ruggieri Financial
              Pension Plan (Filed as Exhibit 10.19 on Form 8-K filed June 2,
              2003.)

*    4.15     Securities Purchase Agreement dated as of May 21, 2003
              between Galaxy Nutritional Foods, Inc. and David Lipka (Filed as
              Exhibit 10.20 on Form 8-K filed June 2, 2003.)

*    4.16     Registration Rights Agreement dated as of May 21, 2003
              between Galaxy Nutritional Foods, Inc. and David Lipka (Filed as
              Exhibit 10.21 on Form 8-K filed June 2, 2003.)

*    4.17     Stockholder Agreement dated as of October 13, 2003 between
              Galaxy Nutritional Foods, Inc. and Angelo S. Morini (Filed as
              Exhibit 10.55 on Form 10-Q for the fiscal quarter ended September
              30, 2003.)

*    10.1     Master Distribution and License Agreement dated as of May 22,
              2003 between Galaxy Nutritional Foods, Inc. and Fromageries Bel
              S.A. (Filed as Exhibit 10.22 on Form 8-K filed June 2, 2003.)

*    10.2     Loan and Security Agreement dated as of May 27, 2003 between
              Galaxy Nutritional Foods, Inc. and Textron Financial Corporation
              (Filed as Exhibit 10.1 on Form 8-K filed June 2, 2003.)

*    10.3     Patent, Copyright and Trademark Collateral Security Agreement
              dated as of May 27, 2003 between Galaxy Nutritional Foods, Inc.
              and Textron Financial Corporation (Filed as Exhibit 10.2 on Form
              8-K filed June 2, 2003.)

*    10.4     Renewal Promissory Note in the principal amount of
              $10.131,984.85 dated as of May 28, 2003 by Galaxy Nutritional
              Foods, Inc. in favor of SouthTrust Bank (Filed as Exhibit 10.3 on
              Form 8-K filed June 2, 2003.)

*    10.5     Renewal Promissory Note in the principal amount of
              $501,000.00 dated as of May 28, 2003 by Galaxy Nutritional Foods,
              Inc. in favor of SouthTrust Bank (Filed as Exhibit 10.4 on Form
              8-K filed June 2, 2003.)

*    10.6     Amendment of Loan Agreement dated as of May 28, 2003 between
              Galaxy Nutritional Foods, Inc. and SouthTrust Bank (Filed as
              Exhibit 10.5 on Form 8-K filed June 2, 2003.)

*    10.7     Amendment of Security Agreement dated as of May 28, 2003
              between Galaxy Nutritional Foods, Inc. and SouthTrust Bank (Filed as Exhibit 10.6 on Form 8-K filed June 2, 2003.)

*    10.8     Waiver Letter from Textron Financial Corporation to the
              Company dated August 13, 2003 (Filed as Exhibit 10.53 on Form 10-Q for the fiscal quarter ended June 30, 2003.)

*    10.9     Second Amended and Restated Employment Agreement dated as of
              October 13, 2003 between Galaxy Nutritional Foods, Inc. and Angelo
              S. Morini (Filed as Exhibit 10.1 on Form 8-K filed October 20,
              2003.)

*    10.10    Settlement Agreement dated May 6, 2004 between Galaxy
              Nutritional Foods, Inc. and Schreiber Foods, Inc. (Filed as
              Exhibit 10.1 on Form 8-K filed May 11, 2004.)

*    10.11    Modification Letter on the Security Agreement dated as of
              May 21, 2004 between Galaxy Nutritional Foods, Inc. and SouthTrust
              Bank (Filed as Exhibit 10.11 on Form 10-K for the fiscal year ended March 31, 2004.)

*    10.12    Second Amendment to Loan and Security Agreement dated June
              25, 2004 between Galaxy Nutritional Foods, Inc. and Textron
              Financial Corporation (Filed as Exhibit 10.12 on Form 10-K for the fiscal year ended March 31, 2004.)

*    10.13    Third Amendment to Lease Agreement dated June 10, 2004
              between Galaxy Nutritional Foods, Inc. and Cabot Industrial
              Properties, L.P. (Filed as Exhibit 10.13 on Form 10-K for the fiscal year ended March 31, 2004.)

*    10.14    Separation and Settlement Agreement dated July 8, 2004
              between Galaxy Nutritional Foods, Inc. and Christopher J. New
              (Filed as Exhibit 10.14 on Form 8-K filed July 13, 2004.)

*    10.15    Employment Agreement dated July 8, 2004 between Galaxy
              Nutritional Foods, Inc. and Michael E. Broll (Filed as Exhibit
              10.15 on Form 8-K filed July 13, 2004.)

*    20.1     Audit Committee Charter (Filed as Exhibit 20.1 on Form 10-Q
              for the fiscal quarter ended September 30, 2003.)

*    20.2     Compensation Committee Charter (Filed as Exhibit 20.2 on Form
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

REPORTS ON FORM 8-K

     During the fiscal quarter ended June 30, 2004, the Company filed two Current Reports on Form 8-K. On May 11, 2004, the Company filed a Current Report on Form 8-K announcing the settlement of the litigation suit between the Company and Schreiber Foods, Inc. On June 29, 2004, the Company filed a Current Report on Form 8-K to disclose the press release announcing the Company's financial results for its fiscal year ended March 31, 2004.

                                       SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       GALAXY NUTRITIONAL FOODS, INC.

Date: August 16, 2004                     /s/ Michael E. Broll
                                          --------------------------------------
                                          Michael E. Broll
                                          Chief Executive Officer
                                          (Principal Executive Officer)

Date: August 16, 2004                     /s/ Salvatore J. Furnari
                                          --------------------------------------
                                          Salvatore J. Furnari
                                          Chief Financial Officer
                                          (Principal Accounting and Financial
                                          Officer)