Form 10-Q
period 2004-09-30
GALAXY NUTRITIONAL FOODS INC
filed 2004-11-15
CIK 819527

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
       ------------------------------------------------------------------

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                For The Quarterly Period Ended September 30, 2004


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

      On November 12, 2004, there were 18,388,214 shares of Common Stock, $.01 par value per share, outstanding.

                         GALAXY NUTRITIONAL FOODS, INC.

                               Index to Form 10-Q
                      For Quarter Ended September 30, 2004


                                                                        PAGE NO.
                                                                        --------

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Balance Sheets                                                       3
          Statements of Operations                                             4
          Statement of Stockholders' Equity                                    5
          Statements of Cash Flows                                             6
          Notes to Financial Statements                                        7

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operation                        14

Item 3.   Quantitative and Qualitative Disclosures About Market Risk          24

Item 4.   Controls and Procedures                                             24


PART II.  OTHER INFORMATION

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds         25

Item 3.   Defaults upon Senior Securities                                     25

Item 4.   Submission of Matters to a Vote of Security Holders                 25

Item 5.   Other Information                                                   26

Item 6.   Exhibits                                                            27


SIGNATURES                                                                    30

                          PART I. FINANCIAL INFORMATION
                          -----------------------------
                         GALAXY NUTRITIONAL FOODS, INC.
                                 Balance Sheets

                                                                  SEPTEMBER 30,     MARCH 31,
                                                           Notes      2004            2004
                                                          ------  ------------    ------------
                                                                   (UNAUDITED)
                                  ASSETS
CURRENT ASSETS:
  Cash                                                            $    423,480    $    449,679
  Trade receivables, net                                     8       5,819,826       3,964,198
  Inventories                                                        4,972,097       4,632,843
  Prepaid expenses and other                                           314,103         266,301
                                                                  ------------    ------------

         Total current assets                                       11,529,506       9,313,021

PROPERTY AND EQUIPMENT, NET                                         19,251,686      20,232,089
OTHER ASSETS                                                           336,192         416,706
                                                                  ------------    ------------

         TOTAL                                                    $ 31,117,384    $ 29,961,816
                                                                  ============    ============


                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Line of credit                                             2    $  5,881,762    $  4,605,277
  Accounts payable                                                   2,439,586       1,266,346
  Accrued liabilities                                                1,538,510       1,812,300
  Preferred stock redemption liability                       3       2,484,688            --
  Current portion of accrued employment contracts            7         589,254         366,305
  Current portion of term notes payable                      2       1,488,750       1,140,000
  Current portion of obligations under capital leases                  186,595         231,432
                                                                  ------------    ------------

         Total current liabilities                                  14,609,145       9,421,660

ACCRUED EMPLOYMENT CONTRACTS, less current portion           7       1,286,721       1,293,142
TERM NOTES PAYABLE, less current portion                     2       7,413,235       8,241,985
OBLIGATIONS UNDER CAPITAL LEASES, less current portion                 150,549         204,967
                                                                  ------------    ------------

         Total liabilities                                          23,459,650      19,161,754
                                                                  ------------    ------------

COMMITMENTS AND CONTINGENCIES                                             --              --

CONVERTIBLE PREFERRED STOCK                                  3         495,183       2,573,581

STOCKHOLDERS' EQUITY:
  Common stock                                                         157,882         156,573
  Additional paid-in capital                                        64,536,203      64,520,084
  Accumulated deficit                                              (44,638,873)    (43,557,515)
                                                                  ------------    ------------

                                                                    20,055,212      21,119,142
  Less:  Notes receivable arising from the exercise of
         stock options and sale of common stock                    (12,772,200)    (12,772,200)
        Treasury stock, 26,843 shares, at cost                        (120,461)       (120,461)
                                                                  ------------    ------------

         Total stockholders' equity                                  7,162,551       8,226,481
                                                                  ------------    ------------

         TOTAL                                                    $ 31,117,384    $ 29,961,816
                                                                  ============    ============


                See accompanying notes to financial statements.

                         GALAXY NUTRITIONAL FOODS, INC.
                            Statements of Operations
                                   (UNAUDITED)

                                        THREE MONTHS ENDED               SIX MONTHS ENDED
                                           SEPTEMBER 30,                   SEPTEMBER 30,
                                       2004            2003            2004            2003
                                   ------------    ------------    ------------    ------------
NET SALES                          $ 11,900,553    $  9,329,907    $ 23,092,231    $ 18,025,688

COST OF GOODS SOLD                    9,319,969       6,329,977      17,571,299      12,381,093
                                   ------------    ------------    ------------    ------------
  Gross margin                        2,580,584       2,999,930       5,520,932       5,644,595
                                   ------------    ------------    ------------    ------------

OPERATING EXPENSES:
Selling                               1,572,470       1,446,859       3,032,870       2,760,732
Delivery                                615,257         433,959       1,208,583         885,776
Non-cash compensation related to
  options & warrants (Note 1 and
  Note 4)                              (121,172)        128,258          41,202       1,435,389
Employment contract expense
  (Note 7)                              444,883              --         444,883              --
General and administrative              565,968         886,019       1,199,310       1,869,498
Research and development                 78,932          62,908         151,618         125,992
                                   ------------    ------------    ------------    ------------
  Total operating expenses            3,156,338       2,958,003       6,078,466       7,077,387
                                   ------------    ------------    ------------    ------------

INCOME (LOSS) FROM OPERATIONS          (575,754)         41,927        (557,534)     (1,432,792)

Interest expense                       (264,008)       (270,072)       (523,824)       (765,457)
                                   ------------    ------------    ------------    ------------

NET INCOME (LOSS)                  $   (839,762)   $   (228,145)   $ (1,081,358)   $ (2,198,249)

Preferred Stock Dividends
  (Note 3)                               40,180          53,836          82,572         108,616
Preferred Stock Accretion to
  Redemption Value (Note 3)            (308,570)        651,404         203,605       1,546,333
                                   ------------    ------------    ------------    ------------

NET LOSS AVAILABLE TO COMMON
  SHAREHOLDERS                     $   (571,372)   $   (933,385)   $ (1,367,535)   $ (3,853,198)
                                   ============    ============    ============    ============

BASIC and DILUTED NET LOSS PER
  COMMON SHARE (Note 5)            $      (0.04)   $      (0.06)   $      (0.09)   $      (0.27)
                                   ============    ============    ============    ============


                See accompanying notes to financial statements.

                         GALAXY NUTRITIONAL FOODS, INC.
                       Statements Of Stockholders' Equity
                                   (UNAUDITED)

                             Common Stock                                                Notes
                        ---------------------------     Additional     Accumulated   Receivable for     Treasury
                           Shares       Par Value    Paid-In Capital     Deficit      Common Stock        Stock            Total
                        -----------------------------------------------------------------------------------------------------------
Balance at March 31,
  2004                    15,657,321   $    156,573   $ 64,520,084    $(43,557,515)   $(12,772,200)   $   (120,461)   $  8,226,481

Costs associated with
  equity raise                    --             --        (22,500)             --              --              --         (22,500)
Issuance of common
  stock                        9,527             95         12,385              --              --              --          12,480
Conversion of
  preferred stock            121,396          1,214        202,147              --              --              --         203,361
Fair value of
  warrants and
  employee options
  issued                          --             --         32,785              --              --              --          32,785
Dividends on
  preferred stock                 --             --        (82,572)             --              --              --         (82,572)
Accretion of discount
  on preferred stock              --             --       (126,126)             --              --              --        (126,126)
Net loss                          --             --             --      (1,081,358)             --              --      (1,081,358)
                        -----------------------------------------------------------------------------------------------------------

Balance at September
  30, 2004                15,788,244   $    157,882   $ 64,536,203    $(44,638,873)   $(12,772,200)   $   (120,461)   $  7,162,551
                        ==========================================================================================================


                See accompanying notes to financial statements.

                         GALAXY NUTRITIONAL FOODS, INC.
                            Statements of Cash Flows
                                   (UNAUDITED)

Six Months Ended September 30,                                        Notes      2004            2003
                                                                      -----  ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss)                                                          $ (1,081,358)   $ (2,198,249)
  Adjustments to reconcile net income (loss) to net cash from (used
    in) operating activities:
      Depreciation and amortization                                             1,092,086       1,108,799
      Amortization of debt discount and financing costs                            49,615         152,022
      Provision for losses on trade receivables                                   164,000          (5,000)
      Non-cash compensation related to options and warrants            1,4         41,202       1,435,389
      (Increase) decrease in:
        Trade receivables                                                      (2,019,628)        746,596
        Inventories                                                              (339,254)        803,444
        Prepaid expenses and other                                                (47,802)         27,978
      Increase (decrease) in:
        Accounts payable                                                        1,173,240      (1,021,513)
        Accrued liabilities                                             7         343,691        (238,762)
                                                                             ------------    ------------

  NET CASH FROM (USED IN) OPERATING ACTIVITIES                                   (624,208)        810,704
                                                                             ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                              (77,207)       (100,087)
  Decrease in other assets                                                         22,482           1,807
                                                                             ------------    ------------

  NET CASH FROM (USED IN) INVESTING ACTIVITIES                                    (54,725)        (98,280)
                                                                             ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Book overdrafts                                                                      --      (1,151,276)
  Net borrowings (payments) on lines of credit                                  1,276,485        (208,802)
  Repayments on subordinated note payable                                              --      (4,000,000)
  Borrowings on term note payable                                                      --       2,000,000
  Repayments on term notes payable                                               (480,000)       (871,760)
  Principal payments on capital lease obligations                                (133,731)       (189,542)
  Financing costs for long term debt                                                   --        (231,578)
  Proceeds from issuance of common stock, net of offering costs                   (10,020)      3,796,868
  Proceeds from exercise of common stock warrants                                      --         360,000
                                                                             ------------    ------------

  NET CASH FROM (USED IN) FINANCING ACTIVITIES                                    652,734        (496,090)
                                                                             ------------    ------------

NET INCREASE (DECREASE) IN CASH                                                   (26,199)        216,334

CASH, BEGINNING OF PERIOD                                                         449,679           1,598
                                                                             ------------    ------------

CASH, END OF PERIOD                                                     6    $    423,480    $    217,932
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

                         GALAXY NUTRITIONAL FOODS, INC.
                          Notes To Financial Statements
                                   (UNAUDITED)

(1)   Summary of Significant Accounting Policies
      ------------------------------------------

      The unaudited financial statements have been prepared by the Company, under the rules and regulations of the Securities and Exchange Commission. The accompanying financial statements contain all normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of such financial statements. Certain information and disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted under such rules and regulations although the Company believes that the disclosures are adequate to make the information presented not misleading. The March 31, 2004 balance sheet data was derived from the audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These unaudited financial statements should be read in conjunction with the financial statements and notes included on Form 10-K for the fiscal year ended March 31, 2004. Interim results of operations for the six-month period ended September 30, 2004 may not necessarily be indicative of the results to be expected for the full year.

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

      In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, "Accounting for Stock Based Compensation--Transition and Disclosure--an Amendment to SFAS 123." SFAS 148 provides two additional transition methods for entities that adopt the preferable method of accounting for stock based compensation. Further, the statement requires disclosure of comparable information for all companies regardless of whether, when, or how an entity adopts the preferable, fair value based method of accounting. Effective April 1, 2003, the Company adopted the fair value method of recording compensation expense related to all stock options granted after March 31, 2003, in accordance with SFAS 123 and SFAS 148 (the prospective method, as defined by SFAS 148). Accordingly, the fair value of stock options as determined on the date of grant using the Black-Scholes option-pricing model, will be expensed over the vesting period of the related stock options. The negative impact on diluted earnings per share related to the issuance of employee stock options during the six months ended September 30, 2004 and 2003 were approximately $0.01 and $0.03, respectively.

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

                                              September        September 30,
            Six Months Ended                  30, 2004             2003
                                             ----------       --------------
            Dividend Yield                        None                  None
            Volatility                             45%            41% to 42%
            Risk Free Interest Rate              3.96%        2.01% to 3.77%
            Expected Lives in Months               120             36 to 120

      Under the accounting provisions of SFAS No. 123, the Company's net income
      (loss) and net income (loss) per basic and diluted share would have been reduced to the pro forma amounts indicated below:

                                                    THREE MONTHS ENDED               SIX MONTHS ENDED
                                                       SEPTEMBER 30,                   SEPTEMBER 30,
                                                ----------------------------    ----------------------------
                                                    2004            2003            2004            2003
                                                ------------    ------------    ------------    ------------
      Net loss to common shareholders as
        reported                                $   (571,372)   $   (933,385)   $ (1,367,535)   $ (3,853,198)
        Add: Stock-based compensation
        expense included in reported net loss       (121,172)        128,258          41,202       1,435,389
        Deduct: Stock-based compensation
        expense determined under fair value
        based method for all awards                   91,263        (207,629)       (101,317)     (1,707,756)
                                                ------------    ------------    ------------    ------------
        Pro forma net loss to common
        shareholders                            $   (601,281)   $ (1,012,756)   $ (1,427,650)   $ (4,125,565)
                                                ============    ============    ============    ============

      Net loss per common share:
        Basic & Diluted - as reported           $      (0.04)   $      (0.06)   $      (0.09)   $      (0.27)
        Basic & Diluted - pro forma             $      (0.04)   $      (0.07)   $      (0.09)   $      (0.29)

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

(2)   Line of Credit and Notes Payable
      --------------------------------

      On May 27, 2003, the Company obtained from Textron Financial Corporation ("Textron") a revolving credit facility (the "Textron Loan") with a maximum principal amount of $7,500,000 pursuant to the terms and conditions of a Loan and Security Agreement dated May 27, 2003 (the "Textron Loan Agreement"). The Textron Loan is secured by the Company's inventory, accounts receivable and all other assets. Generally, subject to the maximum principal amount, which can be borrowed under the Textron Loan and certain reserves that must be maintained during the term of the Textron Loan, the amount available under the Textron Loan for borrowing by the Company from time to time is equal to the sum of (i) eighty-five percent (85%) of the net amount of its eligible accounts receivable plus
      (ii) sixty percent (60%) of the Company's eligible inventory not to exceed $3,500,000. Advances under the Textron Loan bear interest at a variable rate, adjusted on the first (1st) day of each month, equal to the prime rate plus one and three-quarter percent (1.75%) per annum (6.50% at September 30, 2004) calculated on the average cash borrowings for the preceding month. The Textron Loan matures and all amounts are due and payable in full on May 26, 2006. However, in accordance with EITF 95-22, "Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that involve both a Subjective Acceleration Clause and a Lock-Box Arrangement," the balance is reflected as current on the balance sheet. As of September 30, 2004, the outstanding principal balance on the Textron Loan was $5,881,762.

      The Textron Loan Agreement contains certain financial and operating covenants. Due to the $444,883 charge to operations related to the Separation and Settlement Agreement between the Company and Christopher J. New, its former Chief Executive Officer, the Company fell below the requirement for the adjusted tangible net worth and the fixed charge coverage ratio covenants for the quarter ended September 30, 2004. Pursuant to discussions and a written confirmation, , Textron has agreed in principle to amend the loan covenants effective as of September 30, 2004, the effect of which would bring the Company into compliance with both ratios as of that date. The Company anticipates that it will be in compliance with these ratios, as amended, for the foreseeable future based on current forecasts.

      Simultaneous with the closing of the Textron Loan in May 2003, SouthTrust Bank extended the Company a new term loan in the principal amount of $2,000,000. This loan was consolidated with the Company's March 2000 term loan with SouthTrust Bank, which had a then outstanding principal balance of $8,131,985 for a total term loan amount of $10,131,985. The revised term loan bears interest at SouthTrust Bank's prime rate of interest plus 1% (5.75% at September 30, 2004), and is due in increasing principal installments by June 2009. Each month, the Company will pay the accrued interest on the loan plus principal amounts as follows: $110,000 from October 2004 to June 2005, and $166,250 from July 2005 until maturity in June 2009. In a Loan Modification letter dated May 21, 2004, beginning in October 2004, interest may be adjusted quarterly from prime to prime plus 1.25% according to the Company's performance in its Maximum Funded Debt to EBITDA ratio in prior quarters. This note is secured by all of the Company's equipment and certain related assets. The balance outstanding on the term loan as of September 30, 2004 was $8,901,985.


(3)   Capital Stock
      -------------

      Preferred Stock  & Subsequent Period Redemption
      -----------------------------------------------

      On October 6, 2004, the Company's Series A Preferred Holders (BH Capital Investments, LP and Excalibur Limited Partnership) converted 10,278 Series A convertible preferred shares into approximately 600,000 shares of common stock. The value of these converted Series A convertible preferred shares including accrued dividends was $644,068. Simultaneously, the remaining 30,316 Series A convertible preferred shares held by the Series A Preferred Holders were acquired by the Company for a total price of $2,279,688. The entire class of Series A convertible preferred stock of the Company has now been cancelled. As part of the transaction, the former Series A Preferred Holders also received warrants to purchase up to 500,000 shares of common stock at an exercise price of $2.00 per share for a period of five (5) years. The fair value of the warrants is $205,000.

      According to Statement of Financial Standard No. 150, once it is determined that a convertible security will be redeemed, the redemption value of the convertible security should be considered a liability. Therefore, the $2,279,688 value of the redeemed shares and the $205,000 value of the warrants are classified as a current liability. The principal value of $495,183 of the 10,278 converted shares is classified as preferred stock in the mezzanine and the accrued dividend value of $148,885 is classified in accrued liabilities.

      On April 6, 2001, the Company received from the Series A Preferred Holders proceeds of approximately $3,082,000 less costs of $181,041 for the issuance of 72,646 shares of the Company's Series A convertible preferred stock with a face value of $3,500,000 and warrants to purchase shares of the Company's common stock. The shares were subject to certain designations, preferences and rights including the right to convert such shares into shares of common stock at any time. The per share conversion price was equal to the quotient of $48.18, plus all accrued and unpaid dividends for each share of the Series A convertible preferred stock, ($62.61 at September 30, 2004), divided by the lesser of (x) $1.75 or (y) 95% of the average of the two lowest closing bid prices of the Company's common stock on the American Stock Exchange ("AMEX") out of the fifteen trading days immediately prior to conversion.

      The Series A Preferred Holders converted 3,300 and 1,800 shares of the Series A convertible preferred stock plus accrued dividends, into 121,396 and 62,364 shares of common stock, respectively, during the six months ended September 30, 2004 and 2003, respectively. The conversion prices ranged from $1.28 to $1.75 based on the above formula.

      The Series A Preferred Holders had the right to receive on any outstanding Series A convertible preferred stock a ten percent dividend on the shares, payable one year after the issuance of such preferred stock, and an eight percent dividend for the subsequent three years thereafter, payable in either cash or shares of preferred stock. For the three and six months ended September 30, 2004, the Company recorded preferred dividends of $40,180 and $82,572, respectively, on the outstanding shares of the Series A convertible preferred stock. For the three and six months ended September 30, 2003, the Company recorded preferred dividends of $53,836 and $108,616, respectively, on the outstanding shares of the Series A convertible preferred stock.

      On April 6, 2001, the Company recorded the initial carrying value of the preferred stock as $521,848. Each quarter the Company calculated an estimated redemption value of the remaining preferred stock and then calculates the difference between the initial carrying value and this estimated redemption value. The difference was then accreted over the redemption period (48 months beginning April 2001) using the straight-line method, which approximates the effective interest method. For the three and six months ended September 30, 2004, the Company recorded ($308,570) and $203,605, respectively, related to the accretion of the redemption value of preferred stock and the beneficial conversion feature of accrued dividends. For the three and six months ended September 30, 2003, the Company recorded $651,404 and $1,546,333, respectively, related to the accretion of the redemption value of preferred stock and the beneficial conversion feature of accrued dividends.

      Common Stock Issuance
      ---------------------

      On October 6, 2004, the Company completed a private placement of its Common Stock, $.01 par value, issuing a total of two million shares to an existing shareholder of the Company for aggregate gross proceeds to the Company of $2,300,000. These proceeds were used to redeem the Company's Series A convertible preferred stock as discussed above. The purchase price of the shares was $1.15 per share. The shareholder also received a warrant to purchase up to 500,000 shares of common stock of the Company at an exercise price of $1.15 per share for a period of five (5) years. The fair value of the warrants is $315,000. The closing sale price of the common stock on the AMEX Stock Exchange on October 6, 2004 was $1.30. The shares are restricted securities that have not been registered under the Act and may not be offered or sold in the United States absent registration or applicable exemptions and registration requirements. The Company has undertaken the obligation to file a registration statement with the Securities and Exchange Commission within 180 days of closing to register the shares issued in the private placement and to include the shares underlying the warrants described herein.

(4)   Non-Cash Compensation Related to Options and Warrants
      -----------------------------------------------------

      The Company calculates non-cash compensation related to its securities in the Company's Statements of Operations on three primary items:

      a.    Notes Receivable for Common Stock

      The Financial Accounting Standards Board issued Interpretation No. 44 ("FIN 44"), which clarifies the application of APB Opinion 25 relating to the accounting consequences of various modifications to fixed stock options. FIN 44 covers specific events that occurred after December 15, 1998 and was effective as of July 2, 2000. FIN 44 clarified that when an option is repriced, it is treated as a variable option and is marked to market each quarter. Accordingly, any increase in the market price of the Company's common stock over the exercise price of the options that was not previously recorded is recorded as compensation expense at each reporting period. If there is a decrease in the market price of the Company's common stock compared to the prior reporting period, the reduction is recorded as compensation income. Compensation income is limited to the original base exercise price (the "Floor") of the options. In accordance with FIN 44, the underlying shares related to the $12,772,200 note receivable from the Company's founder, Angelo S. Morini, are treated as variable due to the nature of the note being non-interest bearing and non-recourse. The Floor for the underlying shares is $4.38 per share. There was no non-cash compensation expense or income related to these shares recorded during the three and six months ended September 30, 2004 and 2003 as the price of the Company's common stock at the beginning and end of the periods was below the Floor.

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

      The Company recorded non-cash compensation income of $158,166 and non-cash compensation expense of $86,399 related to these variable options and warrants in the three months ended September 30, 2004 and 2003, respectively. For the six months ended September 30, 2004, the Company did not record any income or expense related to these variable options and warrants as the stock price was below $2.05 at the beginning and end of the period. The Company recorded non-cash compensation expense of $920,041 related to the variable options and warrants in the six months ended September 30, 2003. The remaining outstanding variable options and warrants as of September 30, 2004 were 3,882,092.

      c.    Option and Warrant Issuances

      During the three months ended September 30, 2004 and 2003, the Company recorded $36,994 and $41,859, respectively as non-cash compensation expense related to stock, options and warrants that were issued to and vested by officers, directors and consultants. During the six months ended September 30, 2004 and 2003, the Company recorded $41,202 and $515,348, respectively as non-cash compensation expense related to stock, options and warrants that were issued to and vested by officers, directors and consultants.


(5)   Earnings Per Share
      ------------------

      The following is a reconciliation of basic net earnings (loss) per share to diluted net earnings (loss) per share:

                                                    THREE MONTHS ENDED              SIX MONTHS ENDED
                                                       SEPTEMBER 30,                   SEPTEMBER 30,
                                               ------------------------------------------------------------
                                                    2004            2003            2004            2003
      Net loss per common share                $   (571,372)   $   (933,385)   $ (1,367,535)   $ (3,853,198)
                                               ============    ============    ============    ============

      Average shares outstanding - basic and
        diluted                                  15,767,924      15,156,722      15,717,439      14,378,079
                                               ============    ============    ============    ============

      Basic and diluted net income (loss)
        per common share                       $      (0.04)   $      (0.06)   $      (0.09)   $      (0.27)

      Potential conversion of Series A convertible preferred stock for 2,148,829 shares, options for 4,783,701 shares and warrants for 1,235,356 shares have not been included in the computation of diluted net loss per common share for the three and six months ended September 30, 2004, respectively, as their effect would be antidilutive. Potential conversion of Series A convertible preferred stock for 1,866,286 shares, options for 4,648,680 shares and warrants for 1,242,856 shares have not been included in the computation of diluted net income (loss) per common share for the three and six months ended September 30, 2003, as their effect would be antidilutive.

(6)   Supplemental Cash Flow Information
      ----------------------------------

      For purposes of the statement of cash flows, all highly liquid investments with a maturity date of three months or less are considered to be cash equivalents.

      Six months ended September 30,                                          2004         2003
      --------------------------------------------------------------------------------------------

      Non-cash financing and investing activities:
      Fair value of stock, options and warrants issued                     $       --   $  565,800
      Accrued preferred stock dividends                                        82,572      108,616
      Beneficial conversion feature related to preferred stock dividends       14,491       57,653
      Accretion of discount on preferred stock                                189,114    1,488,680



      Purchase of equipment through capital lease                              34,476           --
      Cash paid for:
      Interest                                                                483,006      800,270
      Income taxes                                                                 --           --

(7)   Related Party Transactions
      --------------------------

      Angelo S. Morini
      ----------------

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

      In a Second Amended and Restated Employment Agreement effective October 13, 2003, Angelo S. Morini the Company's Founder, Vice-Chairman and President resigned from his positions with the Company as Vice Chairman and President and will no longer be involved in the daily operations of the Company. He will retain the title of Founder and has been named Chairman Emeritus. Mr. Morini will continue as an employee and as a member of the Company's Board of Directors. Additionally, he may carry out special assignments designated to him by the Chairman of the Board. The agreement is for a five-year period beginning October 13, 2003 and provides for an annual base salary of $300,000 plus standard health insurance benefits, club dues and an auto allowance. The Company accrued and expensed the five-year cost of this agreement in the quarter ended December 31, 2003. The total estimated costs expensed under this agreement are $1,830,329 of which $1,476,627 remained unpaid but accrued ($366,305 in short-term liabilities and $1,110,322 in long-term liabilities) as of September 30, 2004. The long-term portion will be paid out in nearly equal monthly installments ending in October 2008.

      In July 2004, the Company entered into a brokerage contract with Mr. Morini's brother. The contract has been cancelled effective December 1, 2004. Total amounts to be paid in accordance with this brokerage contract are deemed to be immaterial.

      Christopher J. New
      ------------------

      On July 8, 2004, Christopher J. New resigned from his position as Chief Executive Officer in order to pursue other opportunities. In accordance with the Separation and Settlement Agreement between the Company and Mr. New, the Company recorded $444,883 related to the employment contract expense in July 2004. This settlement will be paid out in nearly equal installments over two years payable on the Company's regular payroll dates. In addition to the compensation, the Company agreed that Mr. New's stock option rights under that certain Non-Qualified Stock Option Agreement dated December 5, 2002 (for 25,000 shares at $1.67) and that certain Non-Qualified Stock Option Agreement dated July 16, 2001 (for 100,000 shares at $2.05) will continue in full force and effect as if he was employed by the Company. The remaining balance accrued as of September 30, 2004 was $399,348 ($222,949 in short-term liabilities and $176,399 in long-term liabilities).

      Michael E. Broll
      ----------------

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

(8)   Economic Dependence
      -------------------

      The Company had one customer that accounted for approximately 11% and 13% of sales in the three and six months ended September 30, 2004. As of September 30, 2004, the amount due from this customer is approximately 12% of the balance of accounts receivable. There were no customers that accounted for greater than 10% of sales or of the accounts receivable balance as of September 30, 2003.

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

MATERIAL EVENTS

On October 6, 2004, the Company's Series A Preferred Holders (BH Capital Investments, LP and Excalibur Limited Partnership) converted 10,278 Series A convertible preferred shares into approximately 600,000 shares of common stock. Simultaneously, the remaining 30,316 Series A convertible preferred shares held by the Series A Preferred Holders were redeemed by the Company for a total price of $2,279,688. The entire class of Series A convertible preferred stock of the Company has now been cancelled. As part of the transaction, the former Series A Preferred Holders also received warrants to purchase up to 500,000 shares of common stock at an exercise price of $2.00 per share for a period of five (5) years. The fair value of the warrants is $205,000. The cash for the redemption was provided to the Company through a private placement of two million shares of its common stock with an existing shareholder of the Company for aggregate gross proceeds to the Company of $2,300,000. See "Equity Financing" below for further details.

BUSINESS ENVIRONMENT

The Company is principally engaged in developing, manufacturing and marketing a variety of healthy cheese and dairy related products, as well as other cheese alternatives, and is a leading producer of dairy alternative products made with soy. For the six months ended September 30, 2004, 66% of the Company's sales were derived from sales of sliced cheese products. However, due to the change in consumers' eating habits toward low-carbohydrate meal preparation, the Company is in the process of diversifying, strengthening and balancing the Company's product segmentation between various forms of cheese such as slices, shreds, and chunks, and in its other non-cheese related products. This diversification will help the Company extend consumer usage occasions beyond lunchtime cheese slices for sandwich usage. For example, the Company may add new products that appeal to younger consumers and have portable functionality (that is, "on-the-go" users).

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

      o     Other operating ratios and statistics

      o     Net sales trends (as it relates to consumer demand)

In the long term (over 3 years), management is striving to generate consistent and predictable net sales growth while incrementally enhancing net cash flow from operations.

The principal raw material used by the Company is casein, which accounts for approximately 45% of the Company's raw material purchases. As casein is a significant component of the Company's product formulation, the Company is vulnerable to short and long-term changes in casein pricing, which, at times has been volatile. During the first six months of fiscal 2005, the Company has seen a 19% increase in casein prices compared to the first six months of fiscal 2004 which resulted in excess cost of goods of approximately one million dollars. Every 5% increase in casein prices will result in an annual cost increase of approximately $300,000 assuming the same amount of pounds purchased as in fiscal 2004. Costs are rising mainly due to a worldwide shortage of casein. The Company anticipates that the price of casein will continue to rise during the remainder of fiscal 2005, resulting in an annual increase of approximately 35% over fiscal 2004. Based on discussions with its primary suppliers, the Company expects that the price of casein will moderate in the fourth quarter of fiscal 2005. In order to offset the rising costs, management is pursuing tactics that minimize the effects of the volatility of casein pricing on the Company, as well as trying to incorporate alternative sources of protein that maintain the integrity of the Company's product benefits. Additionally, management is passing along some of the increased costs to its customers during the remainder of fiscal 2005.

To accelerate top line growth and better utilize existing assets, the Company is pursuing strategic contract manufacturing business in addition to our branded sales focus. Although the Company's expansion of its contract manufacturing business has resulted, and will likely to continue to result, in a decrease in the Company's overall gross margin percentage, it should contribute incremental gross margin dollars through increased net sales. Management will balance the additional contract manufacturing growth by reinvesting additional gross margin dollars generated from these sales into increased marketing spending against its core brands. Management plans to build the core branded business by leveraging a premium brand approach that begins with superior product quality over most of the direct alternative cheese competition. Management believes that combining "healthy" product attributes, improved taste and product functionality will lead to better than expected consumer experiences with our brands. Management's focus is to transfer those improved consumer experiences into enhanced market share and higher margins.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2004 ("second quarter of fiscal 2005") Compared to Three Months Ended September 30, 2003 ("second quarter of fiscal 2004") and Six Months Ended September 30, 2004 ("first six months of fiscal 2005" Compared to Six Months Ended September 30, 2003 ("first six months of fiscal 2004")

                                  Three Months Ended September 30,                 Six Months Ended September 30,
                           ---------------------------------------------- -----------------------------------------------
                                2004       2003       Change       %           2004        2003       Change       %
                           ---------------------------------------------- -----------------------------------------------
      Net Sales              11,900,553  9,329,907  2,570,646    27.6%      23,092,231  18,025,688  5,066,543    28.1%
      Cost of Goods Sold      9,319,969  6,329,977  2,989,992    47.2%      17,571,299  12,381,093  5,190,206    41.9%
                           ---------------------------------------------- -----------------------------------------------
      Gross Margin            2,580,584  2,999,930   (419,346)  (14.0%)      5,520,932   5,644,595   (123,663)   (2.2%)
                           ============================================== ===============================================
      Gross Profit %             22%         32%                                24%         31%
                           ========================                       =========================

Net Sales increased approximately 28% in the second quarter and the first six months of fiscal 2005 compared to the same periods in fiscal 2004. This increase is primarily due to increased sales in contract manufacturing, the food service business and Wholesome Valley Organic products. During the first six months of fiscal 2005, the Company had one new contract manufacturing customer that accounted for approximately 13% of sales. This customer accounted for nearly 60% of the increase in fiscal 2005 sales during the first six months. Contract manufacturing sales consist primarily of products that generate high sales volumes but lower gross margins.

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

The Company's internal data indicates that our overall branded sales were slightly higher in the first six months of fiscal 2005 versus the first six months of fiscal 2004. Additionally, the data from several external sources indicates that sales in the overall alternative cheese category has decreased during the first six months of fiscal 2005.

In order to positively impact sales volume throughout fiscal 2005, the Company continues to focus on three primary areas:

      o The Company has shifted the emphasis and resource allocation of its marketing strategy from vendor promotions (retailer publications/flyers featuring price reductions and on-shelf temporary price reductions) to consumer advertising (magazine, radio, event sponsorship, etc.) and consumer promotions (for example, on-pack "cents off" coupons, "cents off" coupons delivered via newspapers, in-store product sampling, product benefit communication at the point of purchase/shelf). The Company has seen an increase in sales through its consumer advertising and promotions, which highlight and communicate the benefits of the Company's products to meet the consumer demand for low carbohydrate and high protein products. This is a significant strategy shift and is based upon retail consumption data purchased from IRI (Information Resources Incorporated) that indicates increased sales potential from consumer focused marketing efforts versus similar dollars being spent toward price related vendor advertising and promotions.

      o The Company will also focus its efforts toward generating consumer awareness, conducting product trials, and generating more repeat purchases for its brands.

      o The Company has secured certain contract manufacturing opportunities, which it previously turned away or did not pursue earlier in prior years due to cash constraints. This will enable the Company to better utilize some of its excess production capacity. These efforts should result in a higher return on invested capital in future periods. The Company's contract manufacturing activities relate primarily to products that generate lower margins. As the Company adds additional contract manufacturing business to its product mix, the Company's gross margin percentage will likely decrease. However, the overall gross margin dollars should increase due to higher net sales volume.

Cost of Goods Sold increased from 68% of net sales in the second quarter of fiscal 2004 to 78% of net sales in the second quarter of fiscal 2005. Of the ten percent change, four percent was due to rising key commodity costs (primarily in casein), two percent was due to higher overhead costs as a result of the rapid growth in manufacturing volume, and the remaining four percent was due to the shift in sales mix resulting from the addition of certain contract manufacturing items that were sold at a lower margin. Cost of goods sold increased seven percent during the first six months of fiscal 2005 compared to the first six months of 2004 for the same reasons as stated above. Based on current pricing trends with its suppliers, management expects to see continued substantial increases in its casein prices during fiscal 2005. Every 5% increase in casein prices will result in an annual cost increase of approximately $300,000 assuming the same amount of pounds purchased as in fiscal 2004. Costs are rising mainly due to a worldwide shortage of casein. The Company anticipates that the price of casein will continue to rise during the remainder of fiscal 2005, resulting in an annual increase of approximately 35% over fiscal 2004. Based on discussions with its primary suppliers, the Company expects that the price of casein will moderate in the fourth quarter of fiscal 2005. Management is striving to offset these cost increases by implementing projects to improve production efficiency and to reduce costs of other raw materials. Additionally, management is passing along some of these costs to its customers through sales price increases on certain products. Management monitors its costs and production efficiencies through various ratios including pounds produced per hour and cost per pound sold and uses these ratios to make decisions in purchasing, production and setting sales prices.

In fiscal 2005, the gross profit percentage is expected to remain lower than the levels in fiscal 2004 due to the sharp increase in raw material costs and the change in the product mix as noted above. In spite of the increase in net sales during fiscal 2005, gross margin for fiscal 2005 is expected to be comparable or slightly lower than the gross margin for fiscal 2004 due to a large portion of raw material cost increases that cannot been passed on completely to existing customers.

                                   Three Months Ended September 30,                Six Months Ended September 30,
                            -----------------------------------------------------------------------------------------------
                                2004       2003       Change        %          2004        2003       Change        %
                            -----------------------------------------------------------------------------------------------
Gross Margin                  2,580,584   2,999,930   (419,346)    (14.0%)   5,520,932   5,644,595    (123,663)    (2.2%)
Operating Expenses:
   Selling                    1,572,470   1,446,859    125,611       8.7%    3,032,870   2,760,732     272,138      9.9%
   Delivery                     615,257     433,959    181,298      41.8%    1,208,583     885,776     322,807     36.4%
   Non-cash compensation
   related to options and
   warrants                    (121,172)    128,258   (249,430)   (194.5%)      41,202   1,435,389  (1,394,187)   (97.1%)
   Employment contract          444,883          --    444,883        --       444,883          --     444,883       --
   General & administrative     565,968     886,019   (320,051)    (36.1%)   1,199,310   1,869,498    (670,188)   (35.8%)
   Research & development        78,932      62,908     16,024      25.5%      151,618     125,992      25,626     20.3%
                            -----------------------------------------------------------------------------------------------
Total Operating Expenses      3,156,338   2,958,003    198,335       6.7%    6,078,466   7,077,387    (998,921)   (14.1%)
                            -----------------------------------------------------------------------------------------------



Income (Loss) From
Operations                     (575,754)     41,927   (617,681)  (1473.2%)    (557,534) (1,432,792)    875,258    (61.1%)

Non-cash compensation
  related to options and
  warrants  (2)                (121,172)    128,258   (249,430)   (194.5%)      41,202   1,435,389  (1,394,187)   (97.1%)

Employment contract  (3)        444,883          --    444,883        --       444,883          --     444,883       --
                            -----------------------------------------------------------------------------------------------

Operating Income (Loss), As
  Adjusted (1) (a non-GAAP
  measure)                     (252,043)    170,185   (422,228)    248.1%      (71,449)      2,597     (74,046) (2851.2%)
                            ===============================================================================================

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

(3) In its determination of non-GAAP measures, management excludes the employment contract expenses related to Angelo S. Morini and Christopher
      J. New because it believes that these items do not reflect expenses related to the Company's current on-going operations. Additionally, these items are excluded by the Company's lenders when calculating compliance with loan covenants.

The decrease in Operating Income, as adjusted, during the second quarter of fiscal 2005 compared to the second quarter of fiscal 2004 is primarily due to the decrease in gross margin as a result of the sharp increase in cost of goods sold as described above.

Selling expenses were 13% of net sales in the second quarter of fiscal 2005 compared to 16% in the second quarter of fiscal 2004. The $125,611 increase in selling expenses was due to the shift in marketing efforts from vendor promotions to consumer advertising. In the second quarter of fiscal 2005, the Company increased consumer advertising by approximately $364,000 and decreased vendor promotions by nearly $257,000 compared to the second quarter of fiscal 2004. The large consumer advertising costs were related to a strategic television campaign, which was undertaken to promote the Company's Veggie brand products during the second quarter of fiscal 2005. Although selling expenses are increasing, they are becoming a smaller percentage of sales in the second quarter of fiscal 2005, as the fixed components of selling expenses are remaining comparable to the second quarter of fiscal 2004. The Company expects that fiscal 2005 selling expenses will increase compared to fiscal 2004 expenses as a result of the higher sales volume and based on the Company's current plan for marketing strategic products.

Delivery expenses increased $181,298 in the second quarter of fiscal 2005 compared to the second quarter of fiscal 2004 in proportion to the increase in net sales. Delivery expenses approximate 5% of net sales each period. Unless offset by price savings from shipping larger loads, the Company anticipates that delivery costs will increase as a percentage of sales in the future periods due to higher fuel prices and rate changes due to the new laws regarding limitation of driver hours. The Company anticipates that during fiscal 2005 delivery expenses will increase from 5% of net sales to 6% of net sales based on the above factors.

Non-Cash Compensation Related to Options and Warrants

                                   Three Months Ended September 30,                Six Months Ended September 30,
                            ----------------------------------------------------------------------------------------------
                                 2004       2003       Change        %          2004        2003       Change       %
                            ----------------------------------------------------------------------------------------------
Notes Receivable for Common
  Stock                              --         --          --        --            --          --          --      --
Option and Warrant Repricing   (158,166)    86,399    (244,565)   (283.1%)          --     920,041    (920,041)     --
Option and Warrant Issuances     36,994     41,859      (4,865)    (11.6%)      41,202     515,348    (474,146)  (92.0%)
                            ----------------------------------------------------------------------------------------------
  Total Non-Cash
  Compensation
  (Income)/Expense             (121,172)   128,258    (249,430)   (194.5%)      41,202   1,435,389  (1,394,187)  (97.1%)
                            ==============================================================================================

The Company values the non-cash compensation related to its securities on three primary items:

      a.    Notes Receivable for Common Stock
            ---------------------------------

      The Financial Accounting Standards Board issued Interpretation No. 44 ("FIN 44"), which clarifies the application of APB Opinion 25 relating to the accounting consequences of various modifications to fixed stock options. FIN 44 covers specific events that occurred after December 15, 1998 and was effective as of July 2, 2000. FIN 44 clarified that when an option is repriced, it is treated as a variable option and is marked to market each quarter. Accordingly, any increase in the market price of the Company's common stock over the exercise price of the options that was not previously recorded is recorded as compensation expense at each reporting period. If there is a decrease in the market price of the Company's common stock compared to the prior reporting period, the reduction is recorded as compensation income. Compensation income is limited to the original base exercise price (the "Floor") of the options. In accordance with FIN 44, the underlying shares related to the $12,772,200 note receivable from the Company's founder, Angelo S. Morini, are treated as variable due to the nature of the note being non-interest bearing and non-recourse. The Floor for the underlying shares is $4.38 per share. There was no non-cash compensation expense or income related to these shares recorded during the three and six months ended September 30, 2004 and 2003 as the price of the Company's common stock at the beginning and end of the periods was below the Floor. Due to the volatility of the market price of its common stock, the Company is incapable of predicting whether this expense will increase or decrease in the future. If the Company's stock price is above the Floor of $4.38, a $0.01 increase or decrease in the Company's common stock price results in an expense or income, respectively, of approximately $29,000.

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

      The Company recorded non-cash compensation income of $158,166 and non-cash compensation expense of $86,399 related to these variable options and warrants in the three months ended September 30, 2004 and 2003, respectively. For the six months ended September 30, 2004, the Company did not record any income or expense related to these variable options and warrants as the stock price was below $2.05 at the beginning and end of the period. The Company recorded non-cash compensation expense of $920,041 related to the variable options and warrants in the six months ended September 30, 2003. The remaining outstanding variable options and warrants as of September 30, 2004 were 3,882,092. Assuming no further options or warrants are exercised or cancelled and all are vested and the Company's stock price is above the lowest Floor of $2.05, a $0.01 increase or decrease in the Company's common stock price results in an expense or income, respectively, up to $39,000.

      c.    Option and Warrant Issuances
            ----------------------------

      During the three months ended September 30, 2004 and 2003, the Company recorded $36,994 and $41,859, respectively as non-cash compensation expense related to stock, options and warrants that were issued to and vested by officers, directors and consultants. During the six months ended September 30, 2004 and 2003, the Company recorded $41,202 and $515,348, respectively as non-cash compensation expense related to stock, options and warrants that were issued to and vested by officers, directors and consultants.

Employment Contract Expense - On July 8, 2004, Christopher J. New resigned from his position as Chief Executive Officer in order to pursue other opportunities. In accordance with the Separation and Settlement Agreement between the Company and Mr. New, Mr. New will receive (1) a one-time settlement of $1,000; (2) two years of his base salary, payable over two years on the Company's regular payroll dates; (3) coverage of health care costs for six months; and (4) extension of the time for which he can exercise his employee stock options under that certain Non-Qualified Stock Option Agreement dated December 5, 2002 (for 25,000 shares at $1.67) and that certain Non-Qualified Stock Option Agreement dated July 16, 2001 (for 100,000 shares at $2.05) from 60 days after leaving employment to the end of the option terms. The Company recorded $444,883 in costs related to this separation agreement as employment contract expense in July 2004. This charge is reflected in the results for the Company's second quarter of fiscal 2005.

General and administrative expenses decreased by 36% in the second quarter and the first six months of fiscal 2005 compared to the second quarter and first six months of fiscal 2004. This decrease results primarily from a decrease in personnel costs and legal fees. Personnel costs declined due to the change in the employment status of Angelo S. Morini per the amended employment agreement in October 2003. Legal fees were higher in the second quarter of fiscal 2004 due to the equity raise and corporate refinancing that was completed in May 2003. Additionally, legal fees decreased in fiscal 2005 due to the settlement of the Schreiber lawsuit in May 2004. Management is anticipating further declines in general and administrative expenses in fiscal 2005 compared to fiscal 2004 due to continued reductions in general overhead costs such as rent along with a decrease in personnel expenses based on the amended employment agreement with Angelo S. Morini. Additionally, management believes that legal fees should continue to decrease significantly now that the Schreiber lawsuit has been fully resolved.

Research and development expenses increased by $16,024 in the second quarter of fiscal 2005 compared to the second quarter of fiscal 2004 and by $25,626 in the first six months of fiscal 2005 compared to the first six months of fiscal 2004 primarily as a result of an increase in personnel costs. The Company anticipates increases in research and development expenses in fiscal 2005 compared to fiscal 2004 primarily due to additional personnel costs associated with new product development.

                                   Three Months Ended September 30,                Six Months Ended September 30,
                            -----------------------------------------------  -----------------------------------------------
                                2004       2003       Change        %            2004        2003       Change       %
                            -----------------------------------------------  -----------------------------------------------
Income (Loss) from
Operations                     (575,754)    41,927    (617,681)  (1473.2%)      (557,534) (1,432,792)    875,258   (61.1%)

Interest Expense               (264,008)  (270,072)      6,064       2.3%       (523,824)   (765,457)    241,633    31.6%
                            -----------------------------------------------  -----------------------------------------------
Net Income (Loss)              (839,762)  (228,145)   (611,617)   (268.1%)    (1,081,358) (2,198,249)  1,116,891   (50.8%)
   Non-cash compensation
   related to options and
   warrants  (2)               (121,172)   128,258    (249,430)   (194.5%)        41,202   1,435,389  (1,394,187)  (97.1%)
   Employment contract  (3)     444,883         --     444,883      --           444,883          --     444,883      --
                            -----------------------------------------------  -----------------------------------------------
NET INCOME (LOSS), AS
ADJUSTED  (1) (a non-GAAP
measure)                       (516,051)   (99,887)   (416,164)   (416.6%)      (595,273)   (762,860)    167,587    22.0%

  Interest Expense              264,008    270,072      (6,064)     (2.3%)       523,824     765,457    (241,633)  (31.6%)
  Depreciation                  546,045    550,674      (4,629)     (0.8%)     1,092,086   1,108,799     (16,713)   (1.5%)
                            -----------------------------------------------  -----------------------------------------------
EBITDA, AS ADJUSTED  (1)
(a non-GAAP measure)            294,002    720,859    (426,857)    (59.2%)     1,020,637   1,111,396     (90,759)   (8.2%)
                            ===============================================  ===============================================
EBITDA % of Net Sales            2.5%       7.7%                                  4.4%        6.2%
                            ========================                         =========================

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

      (3) In its determination of non-GAAP measures, management excludes the employment contract expenses related to Angelo S. Morini and Christopher J. New because it believes that these items do not reflect expenses related to the Company's current on-going operations. Additionally, these items are excluded by the Company's lenders when calculating compliance with loan covenants.

The decrease in net income, as adjusted, is primarily the result of the decrease in gross margin as a result of the sharp increase in cost of goods sold as described above.

Interest expense decreased slightly in the second quarter of fiscal 2005 compared to the second quarter of fiscal 2004 due to lower principal balances on the Company's term loan with Southtrust Bank being offset by higher floating interest rates. As well, the Textron loan carried a higher average outstanding balance as well as higher floating interest rates versus the prior year second quarter. The increase in floating interest rates was due to higher prevailing market interest rates upon which our lenders' floating rates are based. Interest expense decreased $241,633 or 32% in the first six months of fiscal 2005 compared to the first six months of fiscal 2004 due a reduction of its total outstanding debt through the refinancing in May 2003. Additionally, the FINOVA asset based line of credit was replaced by a comparable line of credit with more favorable terms from Textron through the refinancing. See "Debt Financing" below for further detail on the Company's outstanding debts and interest rates thereon.

LIQUIDITY AND CAPITAL RESOURCES

      Six Months Ended September 30,             2004            2003           Change             %
                                             ------------    ------------    ------------    ------------
      Cash provided by (used in) operating
        activities                           $   (624,208)   $    810,704    $ (1,434,912)         (177.0%)

      Cash used in investing activities           (54,725)        (98,280)         43,555            44.3%

      Cash provided by (used in) financing
        activities                                652,734        (496,090)      1,148,824           231.6%
                                             ------------    ------------    ------------    ------------

      Net increase (decrease) in cash        $    (26,199)   $    216,334    $   (242,533)         (112.1%)
                                             ============    ============    ============    ============

Operating Activities -The decrease in cash provided by operations in the first six months of fiscal 2005 compared to the first six months of fiscal 2004 is primarily attributable to higher accounts receivable and inventory levels offset by higher accounts payable balances reflective of the higher sales volume in the current year. Accounts receivable, inventory and accounts payable levels are rising due to the higher sales volumes during the first six months of fiscal 2005. Accounts receivable collection periods are fairly consistent with prior periods and inventory turnover is increasing. The Company anticipates that annual operating activities should continue to provide positive cash for operations. Additionally, the Company anticipates that accounts receivable, inventories and accounts payable balances will continue to increase during fiscal 2005 as sales continue to increase over fiscal 2004 levels.

Investing Activities -The decrease in cash used for investing activities during the first six months of fiscal 2005 as compared to the first six months fiscal of 2004 primarily resulted from less purchases of fixed assets during the period. The Company currently has no plans for any major capital additions. Most current period purchases of assets are for normal recurring asset upgrades and replacements.

Financing Activities - During the first six months of fiscal 2005, the Company increased its line of credit with Textron Financial Corporation to fund its increases in accounts receivable and inventory levels. During the first six months of fiscal 2004, the Company raised $3,850,000 through the issuance of common stock and $2,000,000 from a new term loan with SouthTrust Bank. The Company used $4,000,000 of these proceeds to pay in full the principal balance owed to FINOVA Mezzanine. The remaining proceeds were used for operations and to further reduce the Company's accounts payable and debt balances.

Debt Financing
--------------

On May 27, 2003, the Company obtained from Textron Financial Corporation ("Textron") a revolving credit facility (the "Textron Loan") with a maximum principal amount of $7,500,000 pursuant to the terms and conditions of a Loan and Security Agreement dated May 27, 2003 (the "Textron Loan Agreement"). The Textron Loan is secured by the Company's inventory, accounts receivable and all other assets. Generally, subject to the maximum principal amount, which can be borrowed under the Textron Loan and certain reserves that must be maintained during the term of the Textron Loan, the amount available under the Textron Loan for borrowing by the Company from time to time is equal to the sum of (i) eighty-five percent (85%) of the net amount of its eligible accounts receivable plus (ii) sixty percent (60%) of the Company's eligible inventory not to exceed $3,500,000. Advances under the Textron Loan bear interest at a variable rate, adjusted on the first (1st) day of each month, equal to the prime rate plus one and three-quarter percent (1.75%) per annum (6.50% at September 30, 2004) calculated on the average cash borrowings for the preceding month. The Textron Loan matures and all amounts are due and payable in full on May 26, 2006. As of September 30, 2004, the outstanding principal balance on the Textron Loan was $5,881,762.

The Textron Loan Agreement contains certain financial and operating covenants. Due to the $444,883 charge to operations related to the Separation and Settlement Agreement between the Company and Christopher J. New, its former Chief Executive Officer, the Company fell below the requirement for the adjusted tangible net worth and the fixed charge coverage ratio covenants for the quarter ended September 30, 2004. Pursuant to discussions and a written confirmation, Textron has agreed in principle to amend the loan covenants effective as of September 30, 2004, the effect of which would bring the Company into compliance with both ratios as of that date. The Company anticipates that it will be in compliance with these ratios, as amended, for the foreseeable future based on current forecasts.

Simultaneous with the closing of the Textron Loan in May 2003, SouthTrust Bank extended the Company a new term loan in the principal amount of $2,000,000. This loan was consolidated with the Company's March 2000 term loan with SouthTrust Bank, which had a then outstanding principal balance of $8,131,985 for a total term loan amount of $10,131,985. The revised term loan bears interest at SouthTrust Bank's prime rate of interest plus 1% (5.75% at September 30, 2004), and is due in increasing principal installments by June 2009. Each month, the Company will pay the accrued interest on the loan plus principal amounts as follows: $110,000 from October 2004 to June 2005, and $166,250 from July 2005 until maturity in June 2009. In a Loan Modification letter dated May 21, 2004, beginning in October 2004, interest may be adjusted quarterly from prime to prime plus 1.25% according to the Company's performance ratios in prior quarters. This note is secured by all of the Company's equipment and certain related assets. The balance outstanding on the term loan as of September 30, 2004 was $8,901,985.

Equity Financing
----------------

On April 6, 2001, in accordance with an exemption from registration under Regulation D promulgated under the Securities Act of 1933, as amended, the Company received from BH Capital Investments, L.P. and Excalibur Limited Partnership (the "Series A Preferred Holders") proceeds of approximately $3,082,000 less costs of $181,041 for the issuance of 72,646 shares of the Company's Series A convertible preferred stock with a face value of $3,500,000 and warrants to purchase shares of the Company's common stock. The Series A Preferred Holders had the right to receive on any outstanding Series A convertible preferred stock a ten percent stock dividend on the shares, payable one year after the issuance of such preferred stock, and an eight percent stock dividend for the subsequent three years thereafter, payable in either cash or shares of preferred stock. The Series A convertible preferred stock is subject to certain designations, preferences and rights set forth in the Company's Restated Certificate of Incorporation, including the right to convert such shares into shares of common stock at any time, at a current conversion rate (subject to appropriate adjustment for stock splits, stock dividends, recapitalizations and other events) of the number of shares of common stock for each share of Series A convertible preferred stock equal to the quotient of $48.18, plus all accrued dividends that are then unpaid for each share of the Series A convertible preferred stock divided by the lesser of (x) $1.75 or (y) 95% of the average of the two lowest closing bid prices of the Company's common stock on the American Stock Exchange out of the fifteen trading days immediately prior to conversion.

As of September 30, 2004, the Series A Preferred Holders had converted 32,052 shares of the Series A convertible preferred stock plus accrued dividends, into 1,206,240 shares of common stock. The conversion prices ranged from $1.28 to $1.75 based on the above formula.

On October 6, 2004, the Company's Series A Preferred Holders (BH Capital Investments, LP and Excalibur Limited Partnership) converted 10,278 Series A convertible preferred shares into approximately 600,000 shares of common stock. Simultaneously, the remaining 30,316 Series A convertible preferred shares held by the Series A Preferred Holders were acquired by the Company for a total price of $2,279,688. The entire class of Series A convertible preferred stock of the Company has now been cancelled. As part of the transaction, the former Series A Preferred Holders also received warrants to purchase up to 500,000 shares of common stock at an exercise price of $2.00 per share for a period of five (5) years. The fair value of the warrants is $205,000.

On October 6, 2004, the Company completed a private placement of its common stock, $.01 par value, issuing a total of two million shares to Mr. Fredrick DeLuca (an existing shareholder of the Company) for aggregate gross proceeds to the Company of $2,300,000. The purchase price of the shares was $1.15 per share. Mr. DeLuca also received a warrant to purchase up to 500,000 shares of common stock of the Company at an exercise price of $1.15 per share for a period of five (5) years. The fair value of the warrants is $315,000. The closing sale price of the common stock on the AMEX Stock Exchange on October 6, 2004 was $1.30. The shares are restricted securities that have not been registered under the Act and may not be offered or sold in the United States absent registration or applicable exemptions and registration requirements. The Company has undertaken the obligation to file a registration statement with the Securities and Exchange Commission within 180 days of closing to register the shares issued in the private placement and to include the shares underlying the warrants described herein.

Summary
-------

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

Valuation of Accounts Receivable and Chargebacks
------------------------------------------------

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

Based on the age of the receivable, cash collection history and past dilution in the receivables, the Company makes an estimate of its anticipated bad debt, anticipated future authorized deductions due to current period activity and anticipated collections on non-authorized amounts that customers have currently deducted on past invoices. Based on this analysis, the Company reserved $797,000 and $751,393 for known and anticipated future credits and doubtful accounts at September 30, 2004 and 2003, respectively. Actual bad debt expense during the periods is less than 1% of gross sales. We believe that this estimate is reasonable, but there can be no assurance that the Company's estimate will not change given a change in economic conditions or business conditions within the food industry or the Company.

Inventory
---------

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

Deferred Taxes
--------------

Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

Valuation of Non-Cash Compensation
----------------------------------

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

      Six Months Ended               September 30,        September 30,
                                         2004                 2003
                                      ----------         --------------
      Dividend Yield                        None                   None
      Volatility                             45%             41% to 42%
      Risk Free Interest Rate              3.96%         2.01% to 3.77%
      Expected Lives in Months               120              36 to 120

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

The Company's exposure to market risk results primarily from fluctuations in interest rates. The interest rates on the Company's outstanding debts to SouthTrust Bank and Textron are floating and based on the prevailing market interest rates. For market-based debt, interest rate changes generally do not affect the market value of the debt but do impact future interest expense and hence earnings and cash flows, assuming other factors remain unchanged. A theoretical 1% increase or decrease in market rates in effect on September 30, 2004 with respect to the Company's debt as of such date would increase or decrease interest expense and hence reduce or increase net income of the Company by approximately $148,000 per year or $37,000 per quarter.

The Company's sales during the six months ended September 30, 2004 and 2003 which were denominated in a currency other than U.S. dollars were less than 5% of gross sales and no net assets were maintained in a functional currency other than U. S. dollars during such periods. Therefore, the effects of changes in foreign currency exchange rates have not historically been, and are not currently, significant to the Company's operations or net assets.

ITEM 4. Controls and Procedures

As of the end of the fiscal quarter ended September 30, 2004, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO"), and the Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures to insure that the Company records, processes, summarizes and reports in a timely and effective manner the information required to be disclosed in reports filed with or submitted to the Securities and Exchange Commission. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective in timely bringing to their attention material information related to the Company required to be included in the Company's periodic Securities and Exchange Commission filings. Since the date of this evaluation, there have been no material changes in the Company's internal controls or in other factors that are reasonably likely to materially affect those controls.

                           PART II. OTHER INFORMATION
                           --------------------------

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

In accordance with an exemption from registration under Regulation D promulgated under the Securities Act of 1933, as amended, on October 6, 2004, the Company completed a private placement of its Common Stock, $.01 par value, issuing a total of two million shares to Mr. Fredrick DeLuca (an existing shareholder of the Company) for aggregate gross proceeds to the Company of $2,300,000. The purchase price of the shares was $1.15 per share. Mr. DeLuca also received a warrant to purchase up to 500,000 shares of common stock of the Company at an exercise price of $1.15 per share for a period of five (5) years. The fair value of the warrants is $315,000. The closing sale price of the common stock on the AMEX Stock Exchange on October 6, 2004 was $1.30. The shares are restricted securities that have not been registered under the Act and may not be offered or sold in the United States absent registration or applicable exemptions and registration requirements. The Company has undertaken the obligation to file a registration statement with the Securities and Exchange Commission within 180 days of closing to register the shares issued in the private placement and to include the shares underlying the warrants described herein.

The proceeds from the sale were used to redeem the remaining 30,316 Series A convertible preferred shares held by the Series A Preferred Holders on October 6, 2004 and to pay the legal fees associated with the transaction. The Company redeemed these Series A convertible preferred shares for a total purchase price of $2,279,688 ($75.20 per share). This constitutes all of the Company's outstanding Series A convertible preferred shares.

ITEM 3. Defaults Upon Senior Securities

Effective May 30, 2003, the Company obtained from Textron Financial Corporation ("Textron") a revolving credit facility (the "Textron Loan") in the maximum principal amount of $7,500,000 pursuant to the terms and conditions of a Loan and Security Agreement dated May 27, 2003 (the "Loan Agreement"). The Textron Loan contains certain financial and operating covenants. Due to the $444,883 charge to operations related to the Separation and Settlement Agreement between the Company and Christopher J. New, its former Chief Executive Officer, the Company fell below the requirement for the adjusted tangible net worth and the fixed charge coverage ratio covenants for the quarter ended September 30, 2004. Pursuant to discussions and a written confirmation, Textron has agreed in principle to amend the loan covenants effective as of September 30, 2004, the effect of which would bring the Company into compliance with both ratios as of that date. The Company anticipates that it will be in compliance with these ratios, as amended, for the foreseeable future based on current forecasts.

ITEM 4. Submission of Matters to a Vote of Security Holders

The Company held its annual shareholders meeting on September 24, 2004. As of the record date on August 6, 2004, there were 15,759,287 shares of common stock issued, outstanding and eligible to vote. In this meeting, the shareholders voted on and approved the following proposals:

      1. To fix the number of directors at eight and to elect a Board of Directors for the ensuing year. The board members were voted in with the following number of votes for their election:

                                            Votes Cast    Votes Cast
                       Director                FOR         AGAINST
            -----------------------------------------------------------
            David H. Lipka                 13,777,742        67,884
            Michael E. Broll               13,761,344        84,282
            Thomas R. Dyckman              13,782,017        63,609
            Charles L. Jarvie              13,781,169        64,457
            Joseph J. Juliano              13,760,802        84,824
            Angelo S. Morini               13,739,101       106,525
            Patrice M.A. Videlier          13,761,844        83,762

      2. To ratify the retention of BDO Seidman, L.L.P. as the independent auditors of the Company for the fiscal year ending March 31, 2005. The vote tabulation for this proposal was as follows: VOTES CAST FOR
            - 13,787,845; VOTES CAST AGAINST - 29,300; ABSTENTIONS - 28,481;
            BROKER NON-VOTES - none.

ITEM 5. Other Information

On July 8, 2004, Christopher J. New resigned from his position as Chief Executive Officer in order to pursue other opportunities. In accordance with the Separation and Settlement Agreement between the Company and Mr. New, Mr. New will receive (1) a one-time settlement of $1,000; (2) two years of his base salary, payable over two years on the Company's regular payroll dates; (3) coverage of health care costs for six months; and (4) extension of the time for which he can exercise his employee stock options under that certain Non-Qualified Stock Option Agreement dated December 5, 2002 (for 25,000 shares at $1.67) and that certain Non-Qualified Stock Option Agreement dated July 16, 2001 (for 100,000 shares at $2.05) from 60 days after leaving employment to the end of the option terms. The Company recorded approximately $445,000 in costs related to this separation agreement as employment contract expense in July 2004. This charge is reflected in the results for the Company's second quarter of fiscal 2005 ended September 30, 2004.

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

ITEM 6. Exhibits

The following exhibits are filed as part of this Form 10-Q.

Exhibit No    Exhibit Description
----------    -------------------

*     3.1     Restated Certificate of Incorporation of the Company as filed with the Secretary of State of the State of Delaware on December
              23, 2002 (Filed as Exhibit 3.2 on Form 10-Q for the fiscal quarter ended December 31, 2002.)

*     3.2     By-laws of the Company,  as amended  (Filed as Exhibit 3.2 to
              Registration  Statement on Form S-18,  No. 33-15893-NY.)

*     4.1     Stock Purchase Option Agreement and Stock Purchase Warrant by and
              between Excalibur Limited Partnership and BH Capital Investments,
              L.P. and Galaxy Nutritional Foods dated as of April 24, 2003
              (Filed as Exhibit 10.52 on Form 10-Q for the fiscal quarter ended
              June 30, 2003.)

*     4.2     Warrant to Purchase Securities of Galaxy Nutritional Foods, Inc.
              dated as of May 29, 2003 in favor of SouthTrust Bank (Filed as Exhibit 10.7 on Form 8-K filed June 2, 2003.)

*     4.3     Securities Purchase Agreement dated as of May 21, 2003 between
              Galaxy Nutritional Foods, Inc. and Fromageries Bel S.A. (Filed as
              Exhibit 10.8 on Form 8-K filed June 2, 2003.)

*     4.4     Registration Rights Agreement dated as of May 21, 2003 between
              Galaxy Nutritional Foods, Inc. and Fromageries Bel S.A. (Filed as
              Exhibit 10.9 on Form 8-K filed June 2, 2003.)

*     4.5     Securities Purchase Agreement dated as of May 21, 2003 between
              Galaxy Nutritional Foods, Inc. and Frederick A. DeLuca (Filed as
              Exhibit 10.10 on Form 8-K filed June 2, 2003.)

*     4.6     Registration Rights Agreement dated as of May 21, 2003 between
              Galaxy Nutritional Foods, Inc. and Frederick A. DeLuca (Filed as
              Exhibit 10.11 on Form 8-K filed June 2, 2003.)

*     4.7     Securities Purchase Agreement dated as of May 21, 2003 between
              Galaxy Nutritional Foods, Inc. and Apollo Capital Management
              Group, L.P. (Filed as Exhibit 10.12 on Form 8-K filed June 2,
              2003.)

*     4.8     Registration Rights Agreement dated as of May 21, 2003 between
              Galaxy Nutritional Foods, Inc. and Apollo Capital Management
              Group, L.P. (Filed as Exhibit 10.13 on Form 8-K filed June 2,
              2003.)

*     4.9     Securities Purchase Agreement dated as of May 21, 2003 between
              Galaxy Nutritional Foods, Inc. and Apollo MicroCap Partners, L.P.
              (Filed as Exhibit 10.14 on Form 8-K filed June 2, 2003.)

*     4.10    Registration Rights Agreement dated as of May 21, 2003 between
              Galaxy Nutritional Foods, Inc. and Apollo MicroCap Partners, L.P.
              (Filed as Exhibit 10.15 on Form 8-K filed June 2, 2003.)

*     4.11    Securities Purchase Agreement dated as of May 21, 2003 between
              Galaxy Nutritional Foods, Inc. and Ruggieri of Windermere Family
              Limited Partnership (Filed as Exhibit 10.16 on Form 8-K filed June
              2, 2003.)

*     4.12    Registration Rights Agreement dated as of May 21, 2003 between
              Galaxy Nutritional Foods, Inc. and Ruggieri of Windermere Family
              Limited Partnership (Filed as Exhibit 10.17 on Form 8-K filed June
              2, 2003.)

*     4.13    Securities Purchase Agreement dated as of May 21, 2003 between
              Galaxy Nutritional Foods, Inc. and Ruggieri Financial Pension Plan
              (Filed as Exhibit 10.18 on Form 8-K filed June 2, 2003.)

*     4.14    Registration Rights Agreement dated as of May 21, 2003 between
              Galaxy Nutritional Foods, Inc. and Ruggieri Financial Pension Plan
              (Filed as Exhibit 10.19 on Form 8-K filed June 2, 2003.)

*     4.15    Securities Purchase Agreement dated as of May 21, 2003 between
              Galaxy Nutritional Foods, Inc. and David Lipka (Filed as Exhibit
              10.20 on Form 8-K filed June 2, 2003.)

*     4.16    Registration Rights Agreement dated as of May 21, 2003 between
              Galaxy Nutritional Foods, Inc. and David Lipka (Filed as Exhibit
              10.21 on Form 8-K filed June 2, 2003.)

*     4.17    Stockholder Agreement dated as of October 13, 2003 between Galaxy
              Nutritional Foods, Inc. and Angelo S. Morini (Filed as Exhibit
              10.55 on Form 10-Q for the fiscal quarter ended September 30, 2003.)

*     4.18    Securities Purchase Agreement dated as of October 6, 2004 between
              Galaxy Nutritional Foods, Inc. and Frederick A. DeLuca (Filed as
              Exhibit 4.18 on Form 8-K filed October 8, 2004.)

*     4.19    Registration Rights Agreement dated as of October 6, 2004 between
              Galaxy Nutritional Foods, Inc. and Frederick A. DeLuca (Filed as
              Exhibit 4.19 on Form 8-K filed October 8, 2004.)

*     4.20    Warrant to Purchase Securities of Galaxy Nutritional Foods, Inc.
              dated as of October 6, 2004 in favor of Frederick A. DeLuca (Filed as Exhibit 4.20 on Form 8-K filed October 8, 2004.)

*     4.21    Stock Repurchase Agreement dated as of October 6, 2004 by and among Galaxy Nutritional Foods, Inc., BH Capital Investments L.P.
              and Excalibur Limited Partnership (Filed as Exhibit 4.21 on Form
              8-K filed October 8, 2004.)

*     4.22    Registration Rights Agreement dated as of October 6, 2004 by and among Galaxy Nutritional Foods, Inc., BH Capital Investments L.P.
              and Excalibur Limited Partnership (Filed as Exhibit 4.22 on Form
              8-K filed October 8, 2004.)

*     4.23    Warrant to Purchase Securities of Galaxy Nutritional Foods, Inc.
              dated as of October 6, 2004 in favor of BH Capital Investments
              L.P. (Filed as Exhibit 4.23 on Form 8-K filed October 8, 2004.)

*     4.24    Warrant to Purchase Securities of Galaxy Nutritional Foods, Inc.
              dated as of October 6, 2004 in favor of Excalibur Limited
              Partnership (Filed as Exhibit 4.24 on Form 8-K filed October 8,
              2004.)

*     10.1    Master Distribution and License Agreement dated as of May 22, 2003 between Galaxy Nutritional Foods, Inc. and Fromageries Bel S.A.
              (Filed as Exhibit 10.22 on Form 8-K filed June 2, 2003.)

*     10.2    Loan and Security Agreement dated as of May 27, 2003 between
              Galaxy Nutritional Foods, Inc. and Textron Financial Corporation
              (Filed as Exhibit 10.1 on Form 8-K filed June 2, 2003.)

*     10.3    Patent, Copyright and Trademark Collateral Security Agreement
              dated as of May 27, 2003 between Galaxy Nutritional Foods, Inc.
              and Textron Financial Corporation (Filed as Exhibit 10.2 on Form
              8-K filed June 2, 2003.)

*     10.4    Renewal Promissory Note in the principal amount of $10.131,984.85 dated as of May 28, 2003 by Galaxy Nutritional Foods, Inc. in favor of SouthTrust Bank (Filed as Exhibit 10.3 on Form 8-K filed
              June 2, 2003.)

*     10.5    Renewal Promissory Note in the principal amount of $501,000.00 dated as of May 28, 2003 by Galaxy Nutritional Foods, Inc. in favor of SouthTrust Bank (Filed as Exhibit 10.4 on Form 8-K filed
              June 2, 2003.)

*     10.6    Amendment of Loan Agreement dated as of May 28, 2003 between
              Galaxy Nutritional Foods, Inc. and SouthTrust Bank (Filed as
              Exhibit 10.5 on Form 8-K filed June 2, 2003.)

*     10.7    Amendment of Security Agreement dated as of May 28, 2003 between
              Galaxy Nutritional Foods, Inc. and SouthTrust Bank (Filed as
              Exhibit 10.6 on Form 8-K filed June 2, 2003.)

*     10.8    Waiver Letter from Textron Financial Corporation to the Company dated August 13, 2003 (Filed as Exhibit 10.53 on Form 10-Q for the fiscal quarter ended June 30, 2003.)

*     10.9    Second Amended and Restated Employment Agreement dated as of
              October 13, 2003 between Galaxy Nutritional Foods, Inc. and Angelo
              S. Morini (Filed as Exhibit 10.1 on Form 8-K filed October 20,
              2003.)

*     10.10   Settlement Agreement dated May 6, 2004 between Galaxy Nutritional
              Foods, Inc. and Schreiber Foods, Inc. (Filed as Exhibit 10.1 on
              Form 8-K filed May 11, 2004.)

*     10.11   Modification Letter on the Security Agreement dated as of May 21,
              2004 between Galaxy Nutritional Foods, Inc. and SouthTrust Bank
              (Filed as Exhibit 10.11 on Form 10-K for the fiscal year ended
              March 31, 2004.)

*     10.12   Second Amendment to Loan and Security Agreement dated June 25,
              2004 between Galaxy Nutritional Foods, Inc. and Textron Financial
              Corporation (Filed as Exhibit 10.12 on Form 10-K for the fiscal year ended March 31, 2004.)

*     10.13   Third Amendment to Lease Agreement dated June 10, 2004 between
              Galaxy Nutritional Foods, Inc. and Cabot Industrial Properties,
              L.P. (Filed as Exhibit 10.13 on Form 10-K for the fiscal year ended March 31, 2004.)

*     10.14   Separation and Settlement Agreement dated July 8, 2004 between
              Galaxy Nutritional Foods, Inc. and Christopher J. New (Filed as
              Exhibit 10.14 on Form 8-K filed July 13, 2004.)

*     10.15   Employment Agreement dated July 8, 2004 between Galaxy Nutritional
              Foods, Inc. and Michael E. Broll (Filed as Exhibit 10.15 on Form
              8-K filed July 13, 2004.)

*     20.1    Audit Committee Charter (Filed as Exhibit 20.1 on Form 10-Q for
              the fiscal quarter ended September 30, 2003.)

*     20.2    Compensation Committee Charter (Filed as Exhibit 20.2 on Form 10-Q
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


                                    GALAXY NUTRITIONAL FOODS, INC.

Date: November 15, 2004             /s/ Michael E. Broll
                                    --------------------------------------------
                                    Michael E. Broll
                                    Chief Executive Officer
                                    (Principal Executive Officer)

Date: November 15, 2004             /s/ Salvatore J. Furnari
                                    --------------------------------------------
                                    Salvatore J. Furnari
                                    Chief Financial Officer
                                    (Principal Accounting and Financial Officer)