Form 10-Q
period 2004-12-31
GALAXY NUTRITIONAL FOODS INC
filed 2005-02-15
CIK 819527

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
       ------------------------------------------------------------------

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2004


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

      On February 14, 2005, there were 18,391,214 shares of Common Stock, $.01 par value per share, outstanding.

                         GALAXY NUTRITIONAL FOODS, INC.

                               INDEX TO FORM 10-Q
                       FOR QUARTER ENDED DECEMBER 31, 2004



                                                                        PAGE NO.
                                                                        --------
PART I. FINANCIAL INFORMATION

     ITEM 1. FINANCIAL STATEMENTS

         Balance Sheets                                                        3
         Statements of Operations                                              4
         Statement of Stockholders' Equity                                     5
         Statements of Cash Flows                                              6
         Notes to Financial Statements                                         7

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATION                     14

     ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK       24

     ITEM 4. CONTROLS AND PROCEDURES                                          24



PART II. OTHER INFORMATION

     ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS      26

     ITEM 3. DEFAULTS UPON SENIOR SECURITIES                                  26

     ITEM 6. EXHIBITS                                                         27


SIGNATURES                                                                    30

                          PART I. FINANCIAL INFORMATION
                         GALAXY NUTRITIONAL FOODS, INC.
                                 BALANCE SHEETS

                                                                                            DECEMBER 31,           MARCH 31,
                                                                             NOTES             2004                  2004
                                                                             -----          ------------          ------------
                                                                                         (UNAUDITED)
                                  ASSETS
CURRENT ASSETS:
  Cash                                                                                      $    111,618          $    449,679
  Trade receivables, net                                                       8               5,253,821             3,964,198
  Inventories                                                                                  5,003,660             4,632,843
  Prepaid expenses and other                                                                     214,542               266,301
                                                                                            ------------          ------------

         Total current assets                                                                 10,583,641             9,313,021

PROPERTY AND EQUIPMENT, NET                                                                   18,758,623            20,232,089
OTHER ASSETS                                                                                     303,718               416,706
                                                                                            ------------          ------------

         TOTAL                                                                              $ 29,645,982          $ 29,961,816
                                                                                            ============          ============


                   LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Line of credit                                                               2            $  5,546,703          $  4,605,277
  Accounts payable                                                                             2,292,650             1,266,346
  Accrued liabilities                                                                          1,314,926             1,812,300
  Warrant liability                                                            3                 500,000                    --
  Current portion of accrued employment contracts                              7                 586,523               366,305
  Current portion of term notes payable                                        2               1,657,500             1,140,000
  Current portion of obligations under capital leases                                            194,331               231,432
                                                                                            ------------          ------------

         Total current liabilities                                                            12,092,633             9,421,660

ACCRUED EMPLOYMENT CONTRACT, less current portion                              7               1,141,433             1,293,142
TERM NOTES PAYABLE, less current portion                                       2               6,914,485             8,241,985
OBLIGATIONS UNDER CAPITAL LEASES, less current portion                                           134,369               204,967
                                                                                            ------------          ------------

         Total liabilities                                                                    20,282,920            19,161,754
                                                                                            ------------          ------------

COMMITMENTS AND CONTINGENCIES                                                                         --                    --

REDEEMABLE CONVERTIBLE PREFERRED STOCK                                         3                      --             2,573,581

STOCKHOLDERS' EQUITY:                                                          3
  Common stock                                                                                   183,882               156,573
  Additional paid-in capital                                                                  67,450,115            64,520,084
  Accumulated deficit                                                                        (45,378,274)          (43,557,515)
                                                                                            ------------          ------------

                                                                                              22,255,723            21,119,142
  Less:  Notes receivable arising from the exercise of                         7
         stock options and sale of common stock                                              (12,772,200)          (12,772,200)
        Treasury stock, 26,843 shares, at cost                                                  (120,461)             (120,461)
                                                                                            ------------          ------------

         Total stockholders' equity                                                            9,363,062             8,226,481
                                                                                            ------------          ------------

         TOTAL                                                                              $ 29,645,982          $ 29,961,816
                                                                                            ============          ============

                 See accompanying notes to financial statements.

                         GALAXY NUTRITIONAL FOODS, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                               THREE MONTHS ENDED                           NINE MONTHS ENDED
                                                   DECEMBER 31,                                 DECEMBER 31,
                                         ----------------------------------          ----------------------------------
                                             2004                  2003                  2004                  2003
                                         ------------          ------------          ------------          ------------
NET SALES                                $ 10,632,877          $  9,638,571          $ 33,725,108          $ 27,664,259

COST OF GOODS SOLD                          8,289,551             6,715,750            25,860,850            19,096,843
                                         ------------          ------------          ------------          ------------
  Gross margin                              2,343,326             2,922,821             7,864,258             8,567,416
                                         ------------          ------------          ------------          ------------

OPERATING EXPENSES:
Selling                                     1,213,549             1,110,097             4,246,419             3,870,829
Delivery                                      549,379               544,930             1,757,962             1,430,706
Non-cash compensation related to
  options & warrants (NOTE 1 AND
  NOTE 4)                                     361,186              (255,712)              402,388             1,179,677
Employment contract expense
  (NOTE 7)                                         --             1,830,329               444,883             1,830,329
General and administrative                    595,196               752,123             1,794,506             2,621,621
Research and development                       74,861                65,474               226,479               191,466
                                         ------------          ------------          ------------          ------------
  Total operating expenses                  2,794,171             4,047,241             8,872,637            11,124,628
                                         ------------          ------------          ------------          ------------

LOSS FROM OPERATIONS                         (450,845)           (1,124,420)           (1,008,379)           (2,557,212)

Interest expense                             (288,556)             (253,934)             (812,380)           (1,019,391)
                                         ------------          ------------          ------------          ------------

NET LOSS                                 $   (739,401)         $ (1,378,354)         $ (1,820,759)         $ (3,576,603)

Preferred Stock Dividends (NOTE 3)                 --                48,556                82,572               157,172
Preferred Stock Accretion to
  Redemption Value (NOTE 3)                        --               131,076               203,605             1,677,409
                                         ------------          ------------          ------------          ------------

NET LOSS AVAILABLE TO COMMON
  SHAREHOLDERS                           $   (739,401)         $ (1,557,986)         $ (2,106,936)         $ (5,411,184)
                                         ============          ============          ============          ============

BASIC AND DILUTED NET LOSS PER
  COMMON SHARE (NOTE 5)                  $      (0.04)         $      (0.10)         $      (0.13)         $      (0.37)
                                         ============          ============          ============          ============

                See accompanying notes to financial statements.

                         GALAXY NUTRITIONAL FOODS, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                                        Notes
                                   Common Stock          Additional                  Receivable
                             -----------------------      Paid-In      Accumulated   for Common       Treasury
                               Shares     Par Value       Capital        Deficit        Stock          Stock          Total
                             ----------  ------------  ------------   ------------   ------------   ------------   ------------
Balance at March 31, 2004    15,657,321  $    156,573  $ 64,520,084   $(43,557,515)  $(12,772,200)  $   (120,461)  $  8,226,481


Costs associated with
  equity raise                       --            --       (88,634)            --             --             --        (88,634)
Issuance of common
  stock                       2,009,527        20,095     2,292,385             --             --             --      2,312,480
Conversion of
  preferred stock               721,366         7,214       840,215             --             --             --        847,429
Fair value of
  warrants and
  employee options
  issued                             --            --      (110,237)            --             --             --       (110,237)
Dividends on
  preferred stock                    --            --       (82,572)            --             --             --        (82,572)
Accretion of discount
  on preferred stock                 --            --        78,874             --             --             --         78,874
Net loss                             --            --            --     (1,820,759)            --             --     (1,820,759)
                             ----------  ------------  ------------   ------------   ------------   ------------   ------------

Balance at December
  31, 2004                   18,388,214  $    183,882  $ 67,450,115   $(45,378,274)  $(12,772,200)  $   (120,461)  $  9,363,062
                             ==========  ============  ============   ============   ============   ============   ============

                See accompanying notes to financial statements.

                         GALAXY NUTRITIONAL FOODS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


NINE MONTHS ENDED DECEMBER 31,                                                     NOTES           2004              2003
                                                                                  -------   -----------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                                                                  $   (1,820,759)    $   (3,576,603)
  Adjustments to reconcile net income (loss) to net cash from (used
    in) operating activities:
      Depreciation and amortization                                                              1,633,256          1,657,431
      Amortization of debt discount and financing costs                                             65,881            192,078
      Provision for losses on trade receivables                                                    109,000             14,000
      Non-cash compensation related to options and warrants                        1,4             402,388          1,179,677
      (Increase) decrease in:
        Trade receivables                                                                       (1,398,623)           854,539
        Inventories                                                                               (370,817)         1,208,195
        Prepaid expenses and other                                                                  51,759             26,492
      Increase (decrease) in:
        Accounts payable                                                                         1,026,304         (1,151,801)
        Accrued liabilities                                                                        120,973          1,564,055
                                                                                            -----------------  ---------------

   NET CASH FROM (USED IN) OPERATING ACTIVITIES                                                   (180,638)         1,968,063
                                                                                            -----------------  ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                                               (77,207)          (175,311)
  Decrease in other assets                                                                          34,482              1,806
                                                                                            -----------------  ---------------

   NET CASH FROM (USED IN) INVESTING ACTIVITIES                                                    (42,725)          (173,505)
                                                                                            -----------------  ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Book overdrafts                                                                                       --         (1,151,276)
  Net borrowings (payments) on lines of credit                                                     941,426           (549,916)
  Repayments on subordinated note payable                                                               --         (4,000,000)
  Borrowings on term note payable                                                                       --          2,000,000
  Repayments on term notes payable                                                                (810,000)        (1,246,760)
  Principal payments on capital lease obligations                                                 (190,282)          (297,821)
  Financing costs for long term debt                                                                    --           (232,230)
  Redemption of preferred stock                                                                 (2,279,688)                --
  Proceeds from issuance of common stock, net of offering costs                                  2,223,846          4,158,587
                                                                                            -----------------  ---------------

   NET CASH FROM (USED IN) FINANCING ACTIVITIES                                                   (114,698)        (1,319,416)
                                                                                            -----------------  ---------------

NET INCREASE (DECREASE) IN CASH                                                                   (338,061)           475,142

CASH, BEGINNING OF PERIOD                                                                          449,679              1,598
                                                                                            -----------------  ---------------

CASH, END OF PERIOD                                                                 6       $      111,618     $      476,740
                                                                                            =================  ===============

                See accompanying notes to financial statements.

                         GALAXY NUTRITIONAL FOODS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
      ------------------------------------------
      The unaudited financial statements have been prepared by the Company, under the rules and regulations of the Securities and Exchange Commission. The accompanying financial statements contain all normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of such financial statements. Certain information and disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted under such rules and regulations although the Company believes that the disclosures are adequate to make the information presented not misleading. The March 31, 2004 balance sheet data was derived from the audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These unaudited financial statements should be read in conjunction with the financial statements and notes included on Form 10-K for the fiscal year ended March 31, 2004. Interim results of operations for the nine-month period ended December 31, 2004 may not necessarily be indicative of the results to be expected for the full year.

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

      In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123R"), which addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for (a) equity instruments of the company or (b) liabilities that are based on the fair value of the company's equity instruments or that may be settled by the issuance of equity instruments. Under SFAS No. 123R companies are required to record compensation expense for all share-based payment award transactions measured at fair value. This statement is effective for quarters beginning after June 15, 2005. Effective April 1, 2003, the Company adopted the fair value method of recording compensation expense related to all stock options granted after March 31, 2003, in accordance with SFAS No. 123. Accordingly, the fair value of stock options as determined on the date of grant using the Black-Scholes option-pricing model, will be expensed over the vesting period of the related stock options. The negative impact on diluted earnings per share related to the issuance of employee stock options during the nine months ended December 31, 2004 and 2003 were approximately $0 and $0.02, respectively. Since the Company currently recognizes compensation expense at fair value for share-based payment awards in accordance with SFAS No. 123, it does not anticipate adoption of this standard will have a material impact on its financial position, results of operations, or cash flows.

      SFAS No. 123 requires the Company to provide pro- forma information regarding net income (loss) and earnings (loss) per share amounts as if compensation cost for the Company's employee and director stock options had been determined in accordance with the fair market value-based method prescribed in SFAS No. 123. The Company estimates the fair value of each stock option at the grant date by using a Black-Scholes option-pricing model. The following assumptions were used for options issued during the periods:

              Nine Months Ended                                                   December 31,      December 31,
                                                                                     2004               2003
                                                                                 -------------      ------------
              Dividend Yield                                                          None               None
              Volatility                                                         44.9% to 46%         41% to 45%
              Risk Free Interest Rate                                            3.38% to 412       2.01% to 4.28%
              Expected Lives in Months                                              60 to 120          36 to 120

     Under the accounting provisions of SFAS No. 123, the Company's net income
     (loss) and net income (loss) per basic and diluted share would have been reduced to the pro forma amounts indicated below:

                                                     THREE MONTHS ENDED                          NINE MONTHS ENDED
                                                         DECEMBER 31,                                DECEMBER 31,
                                                --------------------------------          --------------------------------
                                                    2004                 2003                 2004                 2003
                                                -----------          -----------          -----------          -----------
Net loss to common shareholders as              $  (739,401)         $(1,557,986)         $(2,106,936)         $(5,411,184)
  reported
  Add:  Stock-based compensation
  expense included in reported net loss             176,186             (255,712)             217,388            1,179,677
  Deduct:  Stock-based compensation
  expense determined under fair value
  based method for all awards                      (203,064)             181,865             (304,381)          (1,525,891)
                                                -----------          -----------          -----------          -----------
  Pro forma net loss to common
  shareholders                                  $  (766,279)         $(1,631,833)         $(2,193,929)         $(5,757,398)
                                                ===========          ===========          ===========          ===========

Net loss per common share:
  Basic & Diluted - as reported                 $     (0.04)         $     (0.10)         $     (0.13)         $     (0.37)
  Basic & Diluted - pro forma                   $     (0.04)         $     (0.11)         $     (0.13)         $     (0.39)


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


(2)  LINE OF CREDIT AND NOTES PAYABLE
     --------------------------------
     On May 27, 2003, the Company obtained from Textron Financial Corporation ("Textron") a revolving credit facility (the "Textron Loan") with a maximum principal amount of $7,500,000 pursuant to the terms and conditions of a Loan and Security Agreement dated May 27, 2003 (the "Textron Loan Agreement"). The Textron Loan is secured by the Company's inventory, accounts receivable and all other assets. Generally, subject to the maximum principal amount, which can be borrowed under the Textron Loan and certain reserves that must be maintained during the term of the Textron Loan, the amount available under the Textron Loan for borrowing by the Company from time to time is equal to the sum of (i) 85% of the net amount of its eligible accounts receivable plus (ii) 60% of the Company's eligible inventory not to exceed $3,500,000. Advances under the Textron Loan bear interest at a variable rate, adjusted on the first (1st) day of each month, equal to the prime rate plus 1.75% per annum (7% at December 31, 2004) calculated on the average cash borrowings for the preceding month. The Textron Loan matures and all amounts are due and payable in full on May 26, 2006. However, in accordance with EITF 95-22, "Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that involve both a Subjective Acceleration Clause and a Lock-Box Arrangement," the balance is reflected as current on the balance sheet. As of December 31, 2004, the outstanding principal balance on the Textron Loan was $5,546,703.

     The Textron Loan Agreement contains certain financial and operating covenants. Due to the $444,883 charge to operations related to the Separation and Settlement Agreement between the Company and Christopher J. New, its former Chief Executive Officer, the Company fell below the requirement for the adjusted tangible net worth and the fixed charge coverage ratio covenants for the quarter ended September 30, 2004. In a third amendment to the Textron Loan Agreement dated November 10, 2004, Textron agreed to change a definition in the loan covenants, the effect of which brought the Company back into compliance with both ratios. The Company anticipates that it will be in compliance with these ratios, as amended, for the foreseeable future based on current forecasts.

     Simultaneous with the closing of the Textron Loan in May 2003, SouthTrust Bank extended the Company a new term loan in the principal amount of $2,000,000. This loan was consolidated with the Company's March 2000 term loan with SouthTrust Bank, which had a then outstanding principal balance of $8,131,985 for a total term loan amount of $10,131,985. The revised term loan bears interest at SouthTrust Bank's prime rate of interest plus 1% (6.25% at December 31, 2004), and is due in increasing principal installments by June 2009. Each month, the Company will pay the accrued interest on the loan plus principal amounts as follows: $110,000 from January 2005 to June 2005, and $166,250 from July 2005 until maturity in June 2009. In a Loan Modification letter dated May 21, 2004, beginning in October 2004, interest may be adjusted quarterly from prime to prime plus 1.25% according to the Company's performance in its Maximum Funded Debt to EBITDA ratio in prior quarters. This note is secured by all of the Company's equipment and certain related assets. The balance outstanding on the term loan as of December 31, 2004 was $8,571,985.


(3)  CAPITAL STOCK
     -------------
     Preferred Stock & Subsequent Period Redemption
     ----------------------------------------------
     On October 6, 2004, BH Capital Investments, LP and Excalibur Limited Partnership, the holders of the Company's Series A convertible preferred stock (the "Series A Preferred Holders"), converted 10,278 Series A convertible preferred shares into approximately 600,000 shares of common stock. The value of these converted Series A convertible preferred shares including accrued dividends was $644,068. Simultaneously, the remaining 30,316 Series A convertible preferred shares held by the Series A Preferred Holders were acquired by the Company for a total price of $2,279,688. All previously outstanding shares of the Series A convertible preferred stock of the Company have now been cancelled. As part of the transaction, the former Series A Preferred Holders also received warrants to purchase up to 500,000 shares of common stock at an exercise price of $2.00 per share for a period of five years. The fair value of the warrants is $205,000.

     On April 6, 2001, the Company received from the Series A Preferred Holders proceeds of approximately $3,082,000 less costs of $181,041 for the issuance of 72,646 shares of the Company's Series A convertible preferred stock with a face value of $3,500,000 and warrants to purchase shares of the Company's common stock. The shares were subject to certain designations, preferences and rights including the right to convert such shares into shares of common stock at any time. The per share conversion price was equal to the quotient of $48.18, plus all accrued and unpaid dividends for each share of the Series A convertible preferred stock, ($62.61 at December 31, 2004), divided by the lesser of (x) $1.75 or (y) 95% of the average of the two lowest closing bid prices of the Company's common stock on the American Stock Exchange ("AMEX") out of the fifteen trading days immediately prior to conversion.

     The Series A Preferred Holders converted 13,578 and 9,028 shares of the Series A convertible preferred stock plus accrued dividends, into 721,366 and 306,254 shares of common stock, respectively, during the nine months ended December 31, 2004 and 2003, respectively. The conversion prices ranged from $1.07 to $1.75 based on the above formula.

     The Series A Preferred Holders had the right to receive on any outstanding Series A convertible preferred stock a ten percent dividend on the shares, payable one year after the issuance of such preferred stock, and an eight percent dividend for the subsequent three years thereafter, payable in either cash or shares of preferred stock. For the three and nine months ended December 31, 2004, the Company recorded preferred dividends of $0 and $82,572, respectively, on the outstanding shares of the Series A convertible preferred stock. For the three and nine months ended December 31, 2003, the Company recorded preferred dividends of $48,556 and $157,172, respectively, on the outstanding shares of the Series A convertible preferred stock.

     On April 6, 2001, the Company recorded the initial carrying value of the preferred stock as $521,848. Each quarter the Company calculated an estimated redemption value of the remaining preferred stock and then calculates the difference between the initial carrying value and this estimated redemption value. The difference was then accreted over the redemption period (48 months beginning April 2001) using the straight-line method, which approximates the effective interest method. For the three and nine months ended December 31, 2004, the Company recorded $0 and $203,605, respectively, related to the accretion of the redemption value of preferred stock and the beneficial conversion feature of accrued dividends. For the three and nine months ended December 31, 2003, the Company recorded $131,076 and $1,677,409, respectively, related to the accretion of the redemption value of preferred stock and the beneficial conversion feature of accrued dividends.

     Common Stock Issuance
     ---------------------
     On October 6, 2004, the Company completed a private placement of its Common Stock, $.01 par value, issuing a total of 2,000,000 shares to an existing shareholder of the Company for aggregate gross proceeds to the Company of $2,300,000. These proceeds were used to redeem the Company's Series A convertible preferred stock as discussed above. The purchase price of the shares was $1.15 per share. The shareholder also received a warrant to purchase up to 500,000 shares of common stock of the Company at an exercise price of $1.15 per share for a period of five years. The closing sale price of the common stock on the AMEX Stock Exchange on October 6, 2004 was $1.30. The shares are restricted securities that have not been registered under the Act and may not be offered or sold in the United States absent registration or applicable exemptions and registration requirements. The Company has undertaken the obligation to file and obtain effectiveness of a registration statement with the Securities and Exchange Commission within 180 days of closing to register the shares issued in the private placement and to include the shares underlying the warrants described herein.

     In accordance with a registration rights agreement, the Company has agreed that if a registration statement was not filed, or did not become effective within the defined period of time, then in addition to any other rights the investor may have, the Company would be required to pay the investor an amount in cash, as liquidated damages, equal to 2.5% of the product of (i) the per share purchase price of the shares acquired and (ii) the number of shares of registrable securities then held by the investor, for the period from April 4, 2005 to the first Computation Date, and for each 30-day period of any subsequent Computation Dates thereafter, in each case calculated on a pro rata basis to the date on which the registration statement is declared effective by the SEC. "Computation Date" means the date that is 30 days after April 4, 2005 and, if the registration statement to be filed by the Company has not theretofore been declared effective by the SEC, each date which is 30 days after the previous Computation Date until such registration statement is so declared effective. The Company plans to file the registration statement in the near future.

     In accordance with EITF 00-19, "Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled in the Company's Own Stock," and the terms of the warrants, the fair value of the warrants were accounted for as a liability, with an offsetting reduction to the carrying value of the common stock. The warrant liability will be reclassified to equity upon the effective date of the registration statement.

     The fair value of the warrants was estimated using the Black-Scholes option-pricing model with the following assumptions: no dividends, risk-free interest rate of 3.45%, contractual life of 5 years, and volatility of 46%. The fair value of the warrants on October 6, 2004, was estimated to be $315,000. On December 31, 2004, the fair value of the warrants was re-measured and estimated to be $500,000. The increase of $185,000 was reflected as a charge to non-cash compensation in the Statement of Operations in the quarter ended December 31, 2004.


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

     The Floor for the underlying shares is $4.38 per share. There was no non-cash compensation expense or income related to these shares recorded during the three and nine months ended December 31, 2004 and 2003 as the price of the Company's common stock at the beginning and end of the periods was below the Floor.


     b.  option and warrant repricing
     On October 11, 2002, the Company repriced all outstanding options granted to employees prior to October 11, 2002 (4,284,108 shares at former prices ranging from $2.84 to $10.28) to the then market price of $2.05 per share. In addition, the Company repriced the outstanding warrants held by current consultants as of October 11, 2002 (291,429 shares at former prices ranging from $3.31 to $5.50) to the then market price of $2.05 per share. This stock option repricing resulted in variable accounting treatment for these stock options beginning with the quarter ended December 31, 2002 and such variable accounting treatment will continue until the related options have been cancelled, expired or exercised. On December 4, 2002, as a result of discussions and negotiations with certain major shareholders, the Company's founder, Angelo S. Morini, agreed to reverse the repricing of his 3,692,035 options for the purpose of improving shareholder value and lessening potential financial statement expense. Although the exercise prices of the options were reversed back to their original amounts, the Company is still required to account for any outstanding options related to these reversed-repriced options in accordance with variable accounting standards each period.

     For the three and nine months ended December 31, 2004, the Company did not record any income or expense related to these variable options and warrants as the stock price was below $2.05 at the beginning and end of the period. The Company recorded non-cash compensation income of $379,428 and non-cash compensation expense of $540,613 related to these variable options and warrants for the three and nine months ended December 31, 2003, respectively. The remaining outstanding variable options and warrants as of December 31, 2004 were 3,882,092.

     c.  option and warrant issuances
     The Company recorded $361,186 and $402,388 as non-cash compensation expense related to options and warrants that were issued to and vested by officers, directors and consultants during the three and nine months ended December 31, 2004, respectively. The Company recorded $123,716 and $639,064 as non-cash compensation expense related to stock, options and warrants that were issued to and vested by officers, directors and consultants during the three and nine months ended December 31, 2003, respectively.


(5)  EARNINGS PER SHARE
     ------------------
     The following is a reconciliation of basic net earnings (loss) per share to diluted net earnings (loss) per share:

                                                     THREE MONTHS ENDED                          NINE MONTHS ENDED
                                                          DECEMBER 31,                                DECEMBER 31,
                                               ----------------------------------          ----------------------------------
                                                   2004                  2003                  2004                  2003
                                               ------------          ------------          ------------          ------------
Net loss per common share                      $   (739,401)         $ (1,557,986)         $ (2,106,936)         $ (5,411,184)
                                               ============          ============          ============          ============

Average shares outstanding - basic and
  diluted                                        18,218,651            15,401,972            16,554,208            14,720,618
                                               ============          ============          ============          ============

Basic and diluted net income (loss)
  per common share                             $      (0.04)         $      (0.10)         $      (0.13)         $      (0.37)


     Potential exercise of options for 5,075,702 shares and warrants for 2,285,356 shares have not been included in the computation of diluted net loss per common share for the three and nine months ended December 31, 2004, respectively, as their effect would be antidilutive. Potential conversion of Series A convertible preferred stock for 1,652,296 shares, options for 4,742,201 shares and warrants for 1,242,856 shares have not been included in the computation of diluted net loss per common share for the three and nine months ended December 31, 2003, respectively, as their effect would be antidilutive.


(6)  SUPPLEMENTAL CASH FLOW INFORMATION
     ----------------------------------
     For purposes of the statement of cash flows, all highly liquid investments with a maturity date of three months or less are considered to be cash equivalents.

  Nine months ended December 31,                                              2004               2003
  ----------------------------------------------------------------         ----------         ----------
  Non-cash financing and investing activities:
  Fair value of options and warrants issued                                $  704,763         $  685,308

  Accrued preferred stock
     dividends                                                                 82,572            157,172
  Beneficial conversion feature related to preferred stock dividends           14,491             78,906
  Accretion of discount on preferred stock                                    189,114          1,598,503
  Purchase of equipment through capital lease obligations and term
     notes payable                                                             82,583                 --
  Reduction in notes payable through issuance of common stock                      --            162,424

  Cash paid for:
  Interest                                                                    767,001            861,126
  Income taxes                                                                     --                 --


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

     In a Second Amended and Restated Employment Agreement effective October 13, 2003, Angelo S. Morini the Company's Founder, Vice-Chairman and President resigned from his positions with the Company as Vice Chairman and President and will no longer be involved in the daily operations of the Company. He will retain the title of Founder and has been named Chairman Emeritus. Mr. Morini will continue as an employee and as a member of the Company's Board of Directors. Additionally, he may carry out special assignments designated to him by the Chairman of the Board. The agreement is for a five-year period beginning October 13, 2003 and provides for an annual base salary of $300,000 plus standard health insurance benefits, club dues and an auto allowance. The Company accrued and expensed the five-year cost of this agreement in the quarter ended December 31, 2003. The total estimated costs expensed under this agreement are $1,830,329 of which $1,385,419 remained unpaid but accrued ($366,305 in short-term liabilities and $1,019,114 in long-term liabilities) as of December 31, 2004. The long-term portion will be paid out in nearly equal monthly installments ending in October 2008.

     In July 2004, the Company entered into a brokerage contract with Mr. Morini's brother. The contract has been cancelled effective December 1, 2004. Total amounts to be paid in accordance with this brokerage contract are deemed to be immaterial.

     Christopher J. New
     ------------------
     On July 8, 2004, Christopher J. New resigned from his position as Chief Executive Officer in order to pursue other opportunities. In accordance with the Separation and Settlement Agreement between the Company and Mr. New, the Company recorded $444,883 related to the employment contract expense in July 2004. This settlement will be paid out in nearly equal installments over two years payable on the Company's regular payroll dates. In addition to the compensation, the Company agreed that Mr. New's stock option rights under that certain Non-Qualified Stock Option Agreement dated December 5, 2002 (for 25,000 shares at $1.67) and that certain Non-Qualified Stock Option Agreement dated July 16, 2001 (for 100,000 shares at $2.05) will continue in full force and effect as if he was employed by the Company. As of December 31, 2004, the remaining balance accrued was $342,537 ($220,218 in short-term liabilities and $122,319 in long-term liabilities).

     Michael E. Broll
     ----------------
     On July 8, 2004, Michael E. Broll, a member of the Company's Board of Directors, was appointed as the Chief Executive Officer upon the resignation of Mr. New. The Company entered into a one-year employment agreement with Mr. Broll pursuant to which Mr. Broll is entitled to receive an annual base salary of $200,000 plus a performance bonus at the discretion of the Board, standard health benefits, a housing allowance of up to $500 per week for one year and an auto allowance of $1,500 per month. The employment agreement renews automatically for one-year periods unless cancelled by either party ninety days prior to the end of the term. In the event Mr. Broll's employment is terminated without cause, he will be entitled to receive one year of his base salary as severance.


(8)  ECONOMIC DEPENDENCE
     -------------------
     The Company had one customer that accounted for approximately 15% and 13% of sales in the three and nine months ended December 31, 2004. As of December 31, 2004, the amount due from this customer is approximately 15% of the balance of accounts receivable. There were no customers that accounted for greater than 10% of sales or of the accounts receivable balance as of December 31, 2003.

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

MATERIAL EVENTS
On October 6, 2004, BH Capital Investments, LP and Excalibur Limited Partnership, the holders of the Company's Series A convertible preferred stock (the "Series A Preferred Holders"), converted 10,278 Series A convertible preferred shares into approximately 600,000 shares of common stock. Simultaneously, the remaining 30,316 Series A convertible preferred shares held by the Series A Preferred Holders were redeemed by the Company for a total price of $2,279,688. All previously outstanding shares of the Series A convertible preferred stock of the Company have now been cancelled. As part of the transaction, the former Series A Preferred Holders also received warrants to purchase up to 500,000 shares of common stock at an exercise price of $2.00 per share for a period of five years. The fair value of the warrants is $205,000. The cash for the redemption was provided to the Company through a private placement of 2,000,000 shares of its common stock with an existing shareholder of the Company for aggregate gross proceeds to the Company of $2,300,000. See "Equity Financing" below for further details.

BUSINESS ENVIRONMENT
The Company is principally engaged in developing, manufacturing and marketing a variety of healthy cheese and dairy related products, as well as other cheese alternatives, and is a leading producer of dairy alternative products made with soy and brown rice. For the nine months ended December 31, 2004, 66% of the Company's sales were derived from sales of sliced cheese products. The Company is in the process of strengthening and balancing its product segmentation among various forms of cheese such as slices, shreds, and chunks, and its other non-cheese related products. For example, the Company may add new products that appeal to younger consumers and have portable functionality (that is, "on-the-go" users) as well as products targeted toward specific ethnic cuisines.

Management focuses on several items in order to measure the Company's performance. In the short term (1 to 3 years), management is working towards obtaining positive trends in several areas including:

     o    Operating cash flow

     o    Gross margin in dollars and percentage of net sales

     o Operating income excluding certain employment contract expenses and non-cash compensation related to options and warrants

     o EBITDA excluding certain employment contract expenses and non-cash compensation related to options and warrants

     o    Liquidity

     o    Net sales trends (as they relate to consumer demand)

     o    Key financial ratios (AR/AP/Inventory turnover)

     o    Other operating ratios and statistics

In the long term (over 3 years), management is striving to generate consistent and predictable net sales growth while incrementally enhancing net cash flow from operations.

The principal raw material used by the Company is casein, which accounts for approximately 46% of the Company's raw material purchases. As casein is a significant component of the Company's product formulation, the Company is vulnerable to short and long-term changes in casein pricing, which at times has been volatile. During the first nine months of fiscal 2005, the Company has seen a 30% increase in casein prices compared to the first nine months of fiscal 2004, which resulted in an increase in cost of goods of approximately $2,000,000 dollars. Every 5% increase in casein prices will result in an annual cost increase of approximately $350,000 assuming the same amount of pounds purchased as in fiscal 2004. Costs are rising mainly due to a worldwide shortage of casein and due to the decline in the US dollar value. The Company believes that casein prices will remain at historical highs through the end of the first quarter of fiscal 2006. The Company anticipates that this will result in an annual increase in casein prices of approximately 35% for fiscal 2005 over fiscal 2004. In order to offset the high casein costs, management is incorporating lower cost formula modifications that maintain the integrity of the Company's product benefits as well as reducing costs in several other raw materials and operational labor categories. Finally, management has passed along some of the increased costs to its customers during fiscal 2005 and will propose additional price increases as appropriate.

 Management believes that stabilized, albeit high, casein prices and ongoing operational cost reductions will provide the opportunity to resume a targeted yet enhanced consumer marketing campaign directed toward the Company's core brands in fiscal 2006. Management is continuing with plans to build the core branded business by leveraging a premium brand approach that begins with superior product quality over most of the direct alternative cheese competition. Management believes that combining "healthy" product attributes, improved taste and product functionality will lead to better than expected consumer experiences with our brands. Management's focus is to transfer those improved consumer experiences into enhanced market share and higher margins.

RESULTS OF OPERATIONS

                                Three Months Ended December 31,                      Nine Months Ended December 31,
                     -------------------------------------------------   -----------------------------------------------
                        2004           2003          Change         %       2004         2003        Change          %
                     -------------------------------------------------   -----------------------------------------------
Net Sales            10,632,877     9,638,571       994,306       10.3%  33,725,108   27,664,259    6,060,849      21.9%
Cost of Goods Sold    8,289,551     6,715,750     1,573,801       23.4%  25,860,850   19,096,843    6,764,007      35.4%
                     -------------------------------------------------   -----------------------------------------------
Gross Margin          2,343,326     2,922,821      (579,495)     (19.8%)  7,864,258    8,567,416     (703,158)     (8.2%)
                     =================================================   ===============================================
Gross Profit %               22%           30%                                   23%          31%
                     ============================                        ==========================


Net Sales increased approximately 10% in the third quarter and approximately 22% in the first nine months of fiscal 2005 compared to the same periods in fiscal 2004. This increase over the first nine months of fiscal 2005 is primarily due to increased sales in contract manufacturing, the food service business and Wholesome Valley Organic products. During the first nine months of fiscal 2005, the Company had one new contract manufacturing customer that accounted for approximately 13% of sales. This customer accounted for nearly 78% of the increase in fiscal 2005 sales during the first nine months. Contract manufacturing sales consist primarily of products that generate high sales volumes but lower gross margins.

Management uses several internal and external reports to monitor sales by brand, segment, form and channel of sale to determine the outside factors affecting the sales levels. These reports provide management with information on which brand, segments, forms and/or channel sales are increasing or decreasing both in units sold and price per unit. By reviewing these reports along with industry data from publications, syndicated retail consumption reports, and conversations with major retailers, other manufacturers in the food and beverage industry, and ingredient and service suppliers, management makes decisions on which brands to promote and analyzes trends in the consumer marketplace.

The Company's internal data indicates that its overall branded sales were slightly higher in the first nine months of fiscal 2005 versus the first nine months of fiscal 2004. Although the Company is a very strong leader within the alternative cheese category, the Company is working toward increasing its presence within the overall alternative dairy category through a combination of new product development and consumer marketing.

The increase in the sales in the first nine months of fiscal 2005 as compared to fiscal 2004 is attributable to the Company's focus on three primary areas:

      o The Company shifted the emphasis and resource allocation of its marketing strategy from vendor promotions (retailer publications/flyers featuring price reductions and on-shelf temporary price reductions) to consumer advertising (magazine, radio, event sponsorship, etc.) and consumer promotions (for example, on-pack "cents off" coupons, "cents off" coupons delivered via newspapers, in-store product sampling, product benefit communication at the point of purchase/shelf). The Company saw an increase in sales through its consumer advertising and promotions, which highlight and communicate the benefits of the Company's products to meet the consumer demand for low carbohydrate and high protein products. This is a significant strategy shift and is based upon retail consumption data purchased from IRI (Information Resources Incorporated) that indicates increased sales potential from consumer focused marketing efforts versus similar dollars being spent toward price related vendor advertising and promotions. The Company experienced an average 17% increase in sales in those markets where there was consumer advertising promotions.

      o The Company also focused its efforts toward generating consumer awareness, conducting product trials, and generating more repeat purchases for its brands, which will enrich our branded presence within the alternative cheese category.

      o The Company secured certain contract manufacturing opportunities, which it previously turned away or did not pursue earlier in prior years due to cash constraints. This enabled the Company to better utilize some of its excess production capacity, which resulted in a higher return on invested capital. The proceeds generated from these sales are being used to further support the Company's brands. The Company increased its contract manufacturing activities by nearly 348% which resulted in a 19% increase in sales in the first nine months of fiscal 2005 compared to the first nine months of fiscal 2004. The Company's contract manufacturing activities relate primarily to products that generate lower margins. As the Company added additional contract manufacturing business to its product mix, the Company's gross margin percentage has decreased.

The Company plans to maintain contract manufacturing at its current level of approximately 20% of sales. For fiscal 2006, the Company is projecting continued double-digit growth in sales through improved distribution and penetration of its core brands.

COST OF GOODS SOLD increased from 70% of net sales in the third quarter of fiscal 2004 to 78% of net sales in the third quarter of fiscal 2005. This 8% increase in cost of goods sold was primarily due to rising raw material costs. Cost of goods sold also increased 8% during the first nine months of fiscal 2005 compared to the first nine months of 2004. Of this 8% increase in cost of goods sold in relation to net sales, 6% was a direct result of higher key raw material costs (including casein, packaging and film supplies) and the balance of the increase was due to the addition of certain contract manufacturing items that were sold at a lower margin resulting in a higher cost in relation to net sales. Based on current pricing trends with its suppliers, management expects to see stabilized, albeit high, casein prices during the remainder of fiscal 2005. Every 5% increase in casein prices will result in an annual cost increase of approximately $350,000 assuming the same amount of pounds purchased as in fiscal 2004. Costs are rising mainly due to a worldwide shortage of casein and due to the decline in the US dollar value. The Company anticipates that the price of casein will remain high during the remainder of fiscal 2005, resulting in an annual increase of approximately 35% over fiscal 2004. The Company believes that casein prices will stabilize but remain at historical highs through the end of the first quarter of fiscal 2006. Management is striving to offset these cost increases by implementing projects to improve production efficiency and to reduce costs of other raw materials. Additionally, management has passed along some of these costs to its customers through sales price increases on certain products. Management monitors its costs and production efficiencies through various ratios including pounds produced per hour and cost per pound sold and uses these ratios to make decisions in purchasing, production and setting sales prices.

In fiscal 2005, the gross profit percentage will remain lower than the levels in fiscal 2004 due to the sharp increase in raw material costs and the change in the product mix due to the addition of several contract manufacturing customers as noted above. In spite of the increase in net sales during fiscal 2005, gross margin for fiscal 2005 is expected to be comparable or slightly lower than the gross margin for fiscal 2004 due to a large portion of raw material cost increases that cannot be passed on completely to existing customers.

                                   Three Months Ended December 31,                 Nine Months Ended December 31,
                            --------------------------------------------------------------------------------------------
                                2004          2003       Change        %        2004        2003       Change       %
                            --------------------------------------------------------------------------------------------
Gross Margin                  2,343,326    2,922,821   (579,495)    (19.8%)  7,864,258   8,567,416    (703,158)   (8.2%)
Operating Expenses:
   Selling                    1,213,549    1,110,097    103,452       9.3%   4,246,419   3,870,829     375,590     9.7%
   Delivery                     549,379      544,930      4,449       0.8%   1,757,962   1,430,706     327,256    22.9%
   Non-cash compensation
   related to options and
   warrants                     361,186    (255,712)    616,898     241.3%     402,388   1,179,677    (777,289)  (65.9%)
   Employment contract               --    1,830,329 (1,830,329)   (100.0%)    444,883   1,830,329  (1,385,446)  (75.7%)
   General & administrative     595,196      752,123   (156,927)    (20.9%)  1,794,506   2,621,621    (827,115)  (31.6%)
   Research & development        74,861       65,474      9,387      14.3%     226,479     191,466      35,013    18.3%
                            --------------------------------------------------------------------------------------------
Total Operating Expenses      2,794,171    4,047,241 (1,253,070)    (31.0%)  8,872,637  11,124,628  (2,251,991)  (20.2%)
                            --------------------------------------------------------------------------------------------

Loss From Operations           (450,845) (1,124,420)    673,575      59.9%  (1,008,379) (2,557,212)  1,548,833    60.6%

Non-cash compensation
  related to options and
  warrants  (2)                 361,186    (255,712)    616,898     241.3%     402,388   1,179,677    (777,289)  (66.0%)

Employment contract  (3)             --   1,830,329  (1,830,329)   (100.0%)    444,883   1,830,329  (1,385,446)  (75.7%)
                            --------------------------------------------------------------------------------------------

Operating Income (Loss), as
  Adjusted (1) (a non-GAAP
  measure)                      (89,659)    450,197    (539,856)   (119.9%)   (161,108)    452,794    (613,902) (135.6%)
                            ============================================================================================


(1) Management utilizes certain non-GAAP measures such as Operating Income, as adjusted, Net Income, as adjusted and EBITDA, as adjusted, because they provide useful information to management, lenders and investors in order to accurately review the Company's current on-going operations and business trends related to its financial condition and results of operations. Additionally, these measures are key factors upon which the Company prepares its budgets and forecasts, calculates bonuses, and evaluates loan covenants. These non-GAAP measures are not in accordance with, or an alternative for, generally accepted accounting principles and may be different from non-GAAP measures reported by other companies.
(2) In its determination of non-GAAP measures, management excludes the non-cash compensation related to options and warrants because it believes that this item does not accurately reflect the Company's current on-going operations. Non-cash compensation is calculated based on fluctuations in the Company's stock price, which can skew the financial results dramatically up and down. The price of the Company's common shares as traded on AMEX is outside the Company's control and typically do not reflect the Company's current operations.
(3) In its determination of non-GAAP measures, management excludes the employment contract expenses related to Angelo S. Morini and Christopher J. New because it believes that these items do not reflect expenses related to the Company's current on-going operations. Additionally, these items are excluded by the Company's lenders when calculating compliance with loan covenants.

The decrease in Operating Income, as adjusted, during the third quarter of fiscal 2005 compared to the third quarter of fiscal 2004 is primarily due to the decrease in gross margin as a result of the sharp increase in cost of goods sold as described above.

Selling expenses were 11% and 12% of net sales in the third quarter of fiscal 2005 and 2004, respectively. Selling expenses were 13% and 14% of net sales in the first nine months of fiscal 2005 and 2004, respectively. The dollar increase in selling expenses during the three and nine months of fiscal 2005 was due to the increase in sales volume and due to a shift in marketing efforts from vendor promotions to consumer advertising. In the first nine months of fiscal 2005, the Company increased consumer advertising by approximately $404,000 and decreased vendor promotions by nearly $46,000 compared to the first nine months of fiscal 2004.

The large consumer advertising costs were related to a strategic television campaign, which was undertaken to promote the Company's Veggie brand products during the second and third quarter of fiscal 2005. Although selling expenses are increasing in dollars, they are becoming a smaller percentage of sales in the first nine months of fiscal 2005, as the fixed components of selling expenses are remaining comparable to the first nine months of fiscal 2004. The Company expects that fiscal 2005 selling expenses will increase compared to fiscal 2004 expenses as a result of the higher sales volume and based on the Company's current plan for marketing strategic products. Selling expenses for fiscal 2006 are expected to be higher in amount due to increased sales, but lower in percentage as the fixed expenses of the selling category do not increase in proportion to sales. Management believes that the Company's internal sales force and broker network are sufficiently robust to leverage higher sales volume with a minimal increase in overall dollars spent.

Delivery expenses increased $4,449 and $327,256 in the third quarter and in the first nine months of fiscal 2005 compared to the same periods in fiscal 2004 as a result of the increase in net sales. Delivery expenses approximate 5% of net sales each period. Unless offset by price savings from shipping larger loads, the Company anticipates that delivery costs will increase as a percentage of sales in the future periods due to higher fuel prices and rate changes due to the new laws regarding limitation of driver hours. The Company anticipates that total fiscal 2005 delivery expenses will range from 5% to 6% of net sales based on the above factors.

Non-cash Compensation Related to Options and Warrants

                                         Three Months Ended December 31,         Nine Months Ended December 31,
                                          -----------------------------          -----------------------------
                                             2004               2003                2004               2003
                                          ----------         ----------          ----------         ----------
Notes Receivable for Common Stock         $       --         $       --          $       --         $       --
Option and Warrant Repricing                      --           (379,428)                 --            540,613
Option and Warrant Issuances                 361,186            123,716             402,388            639,064
                                          ----------         ----------          ----------         ----------
    Total Non-Cash Compensation
    (Income)/Expense                      $  361,186         $ (255,712)         $  402,388         $1,179,677
                                          ==========         ==========          ==========         ==========


The Company values the non-cash compensation related to its securities on three primary items:

     a.  Notes Receivable for Common Stock
     -------------------------------------
     The Financial Accounting Standards Board issued Interpretation No. 44 ("FIN 44"), which clarifies the application of APB Opinion 25 relating to the accounting consequences of various modifications to fixed stock options. FIN 44 covers specific events that occurred after December 15, 1998 and was effective as of July 2, 2000. FIN 44 clarified that when an option is repriced, it is treated as a variable option and is marked to market each quarter. Accordingly, any increase in the market price of the Company's common stock over the exercise price of the options that was not previously recorded is recorded as compensation expense at each reporting period. If there is a decrease in the market price of the Company's common stock compared to the prior reporting period, the reduction is recorded as compensation income. Compensation income is limited to the original base exercise price (the "Floor") of the options. In accordance with FIN 44, the underlying shares related to the $12,772,200 note receivable from the Company's founder, Angelo S. Morini, are treated as variable due to the nature of the note being non-interest bearing and non-recourse. The Floor for the underlying shares is $4.38 per share. There was no non-cash compensation expense or income related to these shares recorded during the three and nine months ended December 31, 2004 and 2003 as the price of the Company's common stock at the beginning and end of the periods was below the Floor. Due to the volatility of the market price of its common stock, the Company is incapable of predicting whether this expense will increase or decrease in the future. If the Company's stock price is above the Floor of $4.38, a $0.01 increase or decrease in the Company's common stock price results in an expense or income, respectively, of approximately $29,000.

     b. Option and Warrant Repricing
     -------------------------------
     On October 11, 2002, the Company repriced all outstanding options granted to employees prior to October 11, 2002 (4,284,108 shares at former prices ranging from $2.84 to $10.28) to the then market price of $2.05 per share. In addition, the Company repriced the outstanding warrants held by current consultants as of October 11, 2002 (291,429 shares at former prices ranging from $3.31 to $5.50) to the then market price of $2.05 per share. This stock option repricing resulted in variable accounting treatment for these stock options beginning with the quarter ended December 31, 2002 and such variable accounting treatment will continue until the related options have been cancelled, expired or exercised. On December 4, 2002, as a result of discussions and negotiations with certain major shareholders, the Company's founder, Angelo S. Morini, agreed to reverse the repricing of his 3,692,035 options for the purpose of improving shareholder value and lessening potential financial statement expense. Although the exercise prices of the options were reversed back to their original amounts, the Company is still required to account for any outstanding options related to these reversed-repriced options in accordance with variable accounting standards each period.

     For the three and nine months ended December 31, 2004, the Company did not record any income or expense related to these variable options and warrants as the stock price was below $2.05 at the beginning and end of the period. The Company recorded non-cash compensation income of $379,428 and non-cash compensation expense of $540,613 related to these variable options and warrants for the three and nine months ended December 31, 2003, respectively. The remaining outstanding variable options and warrants as of December 31, 2004 were 3,882,092. Assuming no further options or warrants are exercised or cancelled and all are vested and the Company's stock price is above the lowest Floor of $2.05, a $0.01 increase or decrease in the Company's common stock price results in an expense or income, respectively, up to $39,000.

     c.  Option and Warrant Issuances
     --------------------------------
     The Company recorded $361,186 and $402,388 as non-cash compensation expense related to options and warrants that were issued to and vested by officers, directors and consultants during the three and nine months ended December 31, 2004, respectively. The Company recorded $123,716 and $639,064 as non-cash compensation expense related to stock, options and warrants that were issued to and vested by officers, directors and consultants during the three and nine months ended December 31, 2003, respectively. In accordance with EITF 00-19, the Company will need to record an expense or income up to $5,000 for every $0.01 increase or decrease, respectively, in the Company's common stock price.

Employment Contract Expense - On July 8, 2004, Christopher J. New resigned from his position as Chief Executive Officer in order to pursue other opportunities. In accordance with the Separation and Settlement Agreement between the Company and Mr. New, Mr. New is entitled to receive (1) a one-time settlement of $1,000;
(2) two years of his base salary, payable over two years on the Company's regular payroll dates; (3) coverage of health care costs for six months; and (4) extension of the time for which he can exercise his employee stock options under that certain Non-Qualified Stock Option Agreement dated December 5, 2002 (for 25,000 shares at $1.67) and that certain Non-Qualified Stock Option Agreement dated July 16, 2001 (for 100,000 shares at $2.05) from 60 days after leaving employment to the end of the option terms. The Company recorded $444,883 in costs related to this separation agreement as employment contract expense in July 2004. This charge is reflected in the results for the Company's second quarter and for the first nine months of fiscal 2005.

During the three and nine months ended December 31, 2004, the Company recorded $1,830,329 in costs related to the Second Amended and Restated Employment Agreement between Angelo S. Morini and the Company. The Company is paying these costs over five years in nearly equal monthly installments ending in October 2008.

General and administrative expenses decreased by 21% in the third quarter and by 32% in the first nine months of fiscal 2005 compared to the third quarter and first nine months of fiscal 2004, respectively. This decrease results primarily from a decrease in personnel costs and legal fees. Personnel costs declined due to the change in the employment status of Angelo S. Morini per the amended employment agreement in October 2003. Legal fees were higher in the first nine months of fiscal 2004 due to the private placement and corporate refinancing that was completed in May 2003. Additionally, legal fees decreased in fiscal 2005 due to the settlement of the Schreiber lawsuit in May 2004. Management anticipates that general and administrative expenses will be lower in fiscal 2005 than in fiscal 2004 due to lower legal fees incurred in fiscal 2005 to date and a decrease in personnel expenses based on the amended employment agreement with Angelo S. Morini.

Research and development expenses increased by $9,387 in the third quarter of fiscal 2005 compared to the third quarter of fiscal 2004 and by $35,013 in the first nine months of fiscal 2005 compared to the first nine months of fiscal 2004 primarily as a result of an increase in research and development personnel costs. The Company anticipates a slight increase in research and development expenses in fiscal 2005 compared to fiscal 2004 primarily due to additional personnel costs associated with new product development.

Interest expense increased slightly in the third quarter of fiscal 2005 compared to the third quarter of fiscal 2004 due to higher floating interest rates with the Company's primary lenders, Southtrust Bank and Textron Financial Corporation. The increase in floating interest rates was due to higher prevailing market interest rates upon which the Company's lenders' floating rates are based. Interest expense decreased $207,011 or 20% in the first nine months of fiscal 2005 compared to the first nine months of fiscal 2004 due to a reduction of the Company's average outstanding debt through the refinancing in May 2003. Additionally, the FINOVA asset based line of credit was replaced by a comparable line of credit with more favorable terms from Textron through the refinancing. See "Debt Financing" below for further detail on the Company's outstanding debts and interest rates thereon.

Ebitda Calculation

                                    Three Months Ended December 31,                 Nine Months Ended December 31,
                            -----------------------------------------------------------------------------------------------
                                  2004      2003         Change        %         2004       2003        Change       %
                            -----------------------------------------------------------------------------------------------
Loss From Operations           (450,845)(1,124,420)     673,575      59.9%   (1,008,379) (2,557,212)  1,548,833    60.6%

Interest Expense               (288,556)  (253,934)     (34,622)    (13.6%)    (812,380) (1,019,391)    207,011    20.3%
                            -----------------------------------------------------------------------------------------------
Net Loss                       (739,401)(1,378,354)     638,953       46.4%  (1,820,759) (3,576,603)  1,755,844    49.1%
   Non-cash compensation
   related to options and
   warrants  (2)                361,186   (255,712)     616,898     241.3%      402,388   1,179,677    (777,289)  (65.9%)
   Employment contract  (3)          --  1,830,329   (1,830,329)   (100.0%)     444,883   1,830,329  (1,385,446)  (75.7%)
                            -----------------------------------------------------------------------------------------------
NET INCOME (LOSS), AS          (378,215)   196,263     (574,478)   (292.7%)    (973,488)   (566,597)   (406,891)  (71.8%)
ADJUSTED  (1) (a non-GAAP
measure)

  Interest Expense              288,556    253,934       34,622      13.6%      812,380   1,019,391    (207,011)  (20.3%)
  Depreciation                  541,170    548,632       (7,462)     (1.4%)   1,633,256   1,657,431     (24,175)   (1.5%)
                            -----------------------------------------------------------------------------------------------
EBITDA, AS ADJUSTED  (1) (a     451,511    998,829     (547,318)    (54.8%)   1,472,148   2,110,225    (638,077)  (30.2%)
non-GAAP measure)
                            ===============================================================================================
EBITDA % OF NET SALES           4.3%       10.4%                                4.4%        7.6%
                            =========================                       =========================


(1) Management utilizes certain non-GAAP measures such as Operating Income, as adjusted, Net Income, as adjusted and EBITDA, as adjusted, because they provide useful information to management, lenders and investors in order to accurately review the Company's current on-going operations and business trends related to its financial condition and results of operations. Additionally, these measures are key factors upon which the Company prepares its budgets and forecasts, calculates bonuses, and evaluates loan covenants. These non-GAAP measures are not in accordance with, or an alternative for, generally accepted accounting principles and may be different from non-GAAP measures reported by other companies.
(2) In its determination of non-GAAP measures, management excludes the non-cash compensation related to options and warrants because it believes that this item does not accurately reflect the Company's current on-going operations. Non-cash compensation is calculated based on fluctuations in the Company's stock price, which can skew the financial results dramatically up and down. The price of the Company's common shares as traded on AMEX is outside the Company's control and typically do not reflect the Company's current operations.
(3) In its determination of non-GAAP measures, management excludes the employment contract expenses related to Angelo S. Morini and Christopher J. New because it believes that these items do not reflect expenses related to the Company's current on-going operations. Additionally, these items are excluded by the Company's lenders when calculating compliance with loan covenants.

The decrease in net income, as adjusted, is primarily the result of the decrease in gross margin as a result of the sharp increase in cost of goods sold as described above.

LIQUIDITY AND CAPITAL RESOURCES

Nine Months Ended December 31,                   2004                 2003               Change               %
                                             -----------          -----------          -----------          ------
Cash provided by (used in) operating
  activities                                 $  (180,638)         $ 1,968,063          $(2,148,701)         (109.2%)

Cash used in investing activities                (42,725)            (173,505)             130,780           75.4%


Cash used in financing activities               (114,698)          (1,319,416)           1,204,718           91.3%
                                             -----------          -----------          -----------          ------

Net increase (decrease) in cash              $  (338,061)         $   475,142          $  (813,203)         (171.1%)
                                             ===========          ===========          ===========          ======

Operating Activities - The decrease in cash provided by operations in the first nine months of fiscal 2005 compared to the first nine months of fiscal 2004 is primarily attributable to higher accounts receivable and inventory levels offset by higher accounts payable balances reflective of the higher sales volume in the current year. Accounts receivable, inventory and accounts payable levels are rising due to the higher sales volumes during the first nine months of fiscal 2005. Accounts receivable collection periods are fairly consistent with prior periods and inventory turnover is increasing. The Company anticipates that annual operating activities should provide positive cash for operations in future years. Additionally, the Company anticipates that accounts receivable, inventories and accounts payable balances will continue to increase during fiscal 2005 as sales continue to increase over fiscal 2004 levels.

Investing Activities - The decrease in cash used for investing activities during the nine months ended December 31, 2004 as compared to the nine months ended December 31, 2003 primarily resulted from a lower level of fixed asset purchases during the period. The Company currently has no plans for any major capital additions. Most current period purchases of assets are for normal recurring asset upgrades and replacements.

Financing Activities - During the first nine months of fiscal 2005, the Company increased its line of credit with Textron Financial Corporation to fund its increases in accounts receivable and inventory levels. Additionally, the Company issued 2,000,000 shares of its common stock for aggregate gross proceeds of $2,300,000. These proceeds were then used to redeem the remaining 30,316 Series A convertible preferred shares held by the Series A Preferred Holders for a total price of $2,279,688. See "Equity Financing" below for further details. During the first quarter of fiscal 2004, the Company raised $3,850,000 through the issuance of common stock and $2,000,000 from a new term loan with SouthTrust Bank. The Company used $4,000,000 of these proceeds to pay in full the principal balance owed to FINOVA Mezzanine. The remaining proceeds were used for operations and to further reduce the Company's accounts payable and debt balances.

Debt Financing
--------------
On May 27, 2003, the Company obtained from Textron Financial Corporation ("Textron") a revolving credit facility (the "Textron Loan") with a maximum principal amount of $7,500,000 pursuant to the terms and conditions of a Loan and Security Agreement dated May 27, 2003 (the "Textron Loan Agreement"). The Textron Loan is secured by the Company's inventory, accounts receivable and all other assets. Generally, subject to the maximum principal amount, which can be borrowed under the Textron Loan and certain reserves that must be maintained during the term of the Textron Loan, the amount available under the Textron Loan for borrowing by the Company from time to time is equal to the sum of (i) 85% of the net amount of its eligible accounts receivable plus (ii) 60% of the Company's eligible inventory not to exceed $3,500,000. Advances under the Textron Loan bear interest at a variable rate, adjusted on the first (1st) day of each month, equal to the prime rate plus 1.75% per annum (7% at December 31, 2004) calculated on the average cash borrowings for the preceding month. The Textron Loan matures and all amounts are due and payable in full on May 26, 2006. As of December 31, 2004, the outstanding principal balance on the Textron Loan was $5,546,703.

The Textron Loan Agreement contains certain financial and operating covenants. Due to the $444,883 charge to operations related to the Separation and Settlement Agreement between the Company and Christopher J. New, its former Chief Executive Officer, the Company fell below the requirement for the adjusted tangible net worth and the fixed charge coverage ratio covenants for the quarter ended September 30, 2004. In a third amendment to the Textron Loan Agreement dated November 10, 2004, Textron agreed to change a definition in the loan covenants, the effect of which brought the Company back into compliance with both ratios. The Company anticipates that it will be in compliance with these ratios, as amended, for the foreseeable future based on current forecasts.

Simultaneous with the closing of the Textron Loan in May 2003, SouthTrust Bank extended the Company a new term loan in the principal amount of $2,000,000. This loan was consolidated with the Company's March 2000 term loan with SouthTrust Bank, which had a then outstanding principal balance of $8,131,985 for a total term loan amount of $10,131,985. The revised term loan bears interest at SouthTrust Bank's prime rate of interest plus 1% (6.25% at December 31, 2004), and is due in increasing principal installments by June 2009. Each month, the Company will pay the accrued interest on the loan plus principal amounts as follows: $110,000 from January 2005 to June 2005, and $166,250 from July 2005 until maturity in June 2009. In a Loan Modification letter dated May 21, 2004, beginning in October 2004, interest may be adjusted quarterly from prime to prime plus 1.25% according to the Company's performance ratios in prior quarters. This note is secured by all of the Company's equipment and certain related assets. The balance outstanding on the term loan as of December 31, 2004 was $8,571,985.

Equity Financing
----------------
On April 6, 2001, in accordance with an exemption from registration under Regulation D promulgated under the Securities Act of 1933, as amended, the Company received from the Series A Preferred Holders proceeds of approximately $3,082,000 less costs of $181,041 for the issuance of 72,646 shares of the Company's Series A convertible preferred stock with a face value of $3,500,000 and warrants to purchase up to 500,000 shares of the Company's common stock. The Series A Preferred Holders had the right to receive on any outstanding Series A convertible preferred stock a ten percent stock dividend on the shares, payable one year after the issuance of such preferred stock, and an eight percent stock dividend for the subsequent three years thereafter, payable in either cash or shares of preferred stock. The Series A convertible preferred stock was subject to certain designations, preferences and rights set forth in the Company's Restated Certificate of Incorporation, including the right to convert such shares into shares of common stock at any time, at a current conversion rate (subject to appropriate adjustment for stock splits, stock dividends, recapitalizations and other events) of the number of shares of common stock for each share of Series A convertible preferred stock equal to the quotient of $48.18, plus all accrued dividends that are then unpaid for each share of the Series A convertible preferred stock divided by the lesser of (x) $1.75 or (y) 95% of the average of the two lowest closing bid prices of the Company's common stock on the American Stock Exchange out of the fifteen trading days immediately prior to conversion.

As of September 30, 2004, the Series A Preferred Holders had converted 32,052 shares of the Series A convertible preferred stock plus accrued dividends, into 1,206,240 shares of common stock. The conversion prices ranged from $1.28 to $1.75 based on the above formula.

On October 6, 2004, the Company's Series A Preferred Holders converted 10,278 Series A convertible preferred shares into approximately 600,000 shares of common stock. Simultaneously, the remaining 30,316 Series A convertible preferred shares held by the Series A Preferred Holders were acquired by the Company for a total price of $2,279,688. All previously outstanding shares of the Series A convertible preferred stock of the Company have now been cancelled. As part of the transaction, the former Series A Preferred Holders also received warrants to purchase up to 500,000 shares of common stock at an exercise price of $2.00 per share for a period of five years. The fair value of the warrants is $205,000.

On October 6, 2004, the Company completed a private placement of its common stock, $.01 par value, issuing a total of 2,000,000 shares to Mr. Fredrick DeLuca (an existing shareholder of the Company) for aggregate gross proceeds to the Company of $2,300,000. The purchase price of the shares was $1.15 per share. Mr. DeLuca also received a warrant to purchase up to 500,000 shares of common stock of the Company at an exercise price of $1.15 per share for a period of five years. The closing sale price of the common stock on the AMEX Stock Exchange on October 6, 2004 was $1.30. The shares are restricted securities that have not been registered under the Act and may not be offered or sold in the United States absent registration or applicable exemptions and registration requirements. The Company has undertaken the obligation to file a registration statement with the Securities and Exchange Commission within 180 days of closing to register the shares issued in the private placement and to include the shares underlying the warrants described herein. In accordance with EITF 00-19, "Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled in the Company's Own Stock," and the terms of the warrants, the fair value of the warrants were accounted for as a liability, with an offsetting reduction to the carrying value of the common stock. The warrant liability will be reclassified to equity upon the effective date of the registration statement.

The fair value of the warrants was estimated using the Black-Scholes option-pricing model with the following assumptions: no dividends, risk-free interest rate of 3.45%, contractual life of 5 years, and volatility of 46%. The fair value of the warrants on October 6, 2004, was estimated to be $315,000. On December 31, 2004, the fair value of the warrants was re-measured and estimated to be $500,000. The increase of $185,000 was reflected as a charge to non-cash compensation in the Statement of Operations in the quarter ended December 31, 2004.

Summary
-------
Management believes that with the proceeds available with its Textron credit facilities together with cash flow from current operations, the Company will have enough cash to meet its current liquidity needs for general operations for the foreseeable future.

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

Based on the age of the receivable, cash collection history and past dilution in the receivables, the Company makes an estimate of its anticipated bad debt, anticipated future authorized deductions due to current period activity and anticipated collections on non-authorized amounts that customers have currently deducted on past invoices. Based on this analysis, the Company reserved $742,000 and $671,742 for known and anticipated future credits and doubtful accounts at December 31, 2004 and 2003, respectively. Actual bad debt expense during the periods is less than 1% of gross sales. We believe that this estimate is reasonable, but there can be no assurance that the Company's estimate will not change given a change in economic conditions or business conditions within the food industry or the Company.

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

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123R"), which addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for (a) equity instruments of the company or (b) liabilities that are based on the fair value of the company's equity instruments or that may be settled by the issuance of equity instruments. Under SFAS No. 123R companies are required to record compensation expense for all share-based payment award transactions measured at fair value. This statement is effective for quarters beginning after June 15, 2005. Effective April 1, 2003, the Company adopted the fair value method of recording compensation expense related to all stock options granted after March 31, 2003, in accordance with SFAS No. 123. Accordingly, the fair value of stock options as determined on the date of grant using the Black-Scholes option-pricing model, will be expensed over the vesting period of the related stock options.

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

SFAS No. 123 requires the Company to provide pro-forma information regarding net income (loss) and earnings (loss) per share amounts as if compensation cost for the Company's employee and director stock options had been determined in accordance with the fair market value-based method prescribed in SFAS No. 123. The Company estimates the fair value of each stock option at the grant date by using a Black-Scholes option-pricing model. The following assumptions were used for options issued during the periods:

         Nine Months Ended            December 31, 2004      December 31, 2003
                                      -------------------   --------------------
         Dividend Yield               None                  None
         Volatility                   44.9% to 46%          41% to 45%
         Risk Free Interest Rate      3.38% to 4.12%        2.01% to 4.28%
         Expected Lives in Months     60 to 120             36 to 120

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's exposure to market risk results primarily from fluctuations in interest rates. The interest rates on the Company's outstanding debts to SouthTrust Bank and Textron are floating and based on the prevailing market interest rates. For market-based debt, interest rate changes generally do not affect the market value of the debt but do impact future interest expense and hence earnings and cash flows, assuming other factors remain unchanged. A theoretical 1% increase or decrease in market rates in effect on December 31, 2004 with respect to the Company's debt as of such date would increase or decrease interest expense and hence reduce or increase net income of the Company by approximately $141,000 per year or $35,000 per quarter.

The Company's sales during the nine-month periods ended December 31, 2004 and 2003, which were denominated in a currency other than U.S. dollars, were less than 5% of gross sales and no net assets were maintained in a functional currency other than U. S. dollars during such periods. However, further declines in the U.S. dollar on the international market, may lead the Company's foreign suppliers of casein to increase their U.S. dollar prices on future orders from the Company. Therefore, while the Company believes that the effects of changes in foreign currency exchange rates have not historically been significant to the Company's operations or net assets, the Company is unable to forecast the effects that foreign currency exchange rates may have on the Company's future operations.


ITEM 4. CONTROLS AND PROCEDURES

As of the end of the fiscal quarter ended December 31, 2004, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO"), and the Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures to insure that the Company records, processes, summarizes and reports in a timely and effective manner the information required to be disclosed in reports filed with or submitted to the Securities and Exchange Commission. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective in timely bringing to their attention material information related to the Company required to be included in the Company's periodic Securities and Exchange Commission filings. Since the date of this evaluation, there have been no material changes in the Company's internal controls or in other factors that are reasonably likely to materially affect those controls.

                           PART II. OTHER INFORMATION

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

In accordance with an exemption from registration under Regulation D promulgated under the Securities Act of 1933, as amended, on October 6, 2004, the Company completed a private placement of its Common Stock, $.01 par value, issuing a total of 2,000,000 shares to Mr. Fredrick DeLuca (an existing shareholder of the Company) for aggregate gross proceeds to the Company of $2,300,000. The purchase price of the shares was $1.15 per share. Mr. DeLuca also received a warrant to purchase up to 500,000 shares of common stock of the Company at an exercise price of $1.15 per share for a period of five years. The closing sale price of the common stock on the AMEX Stock Exchange on October 6, 2004 was $1.30. The shares are restricted securities that have not been registered under the Act and may not be offered or sold in the United States absent registration or applicable exemptions and registration requirements. The Company has undertaken the obligation to file a registration statement with the Securities and Exchange Commission within 180 days of closing to register the shares issued in the private placement and to include the shares underlying the warrants described herein.

In accordance with EITF 00-19, "Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled in the Company's Own Stock," and the terms of the warrants, the fair value of the warrants were accounted for as a liability, with an offsetting reduction to the carrying value of the common stock. The warrant liability will be reclassified to equity upon the effective date of the registration statement.

The fair value of the warrants was estimated using the Black-Scholes option-pricing model with the following assumptions: no dividends, risk-free interest rate of 3.45%, contractual life of 5 years, and volatility of 46%. The fair value of the warrants on October 6, 2004, was estimated to be $315,000. On December 31, 2004, the fair value of the warrants was re-measured and estimated to be $500,000. The increase of $185,000 was reflected as a charge to non-cash compensation in the Statement of Operations in the quarter ended December 31, 2004.

---------------------- --------------------- -------------------- --------------------- ---------------------
                                                                                         (d) Maximum number
                                                                                          (or Approximate
                                                                  (c) Total Number of     Dollar Value) of
                                                                  Shares Purchased as   Shares that May Yet
                                                                    Part of Publicly     Be Purchased Under
                       (a) Total Number of    (b) Average Price    Announced Plans or       the Plans or
       Period            Shares Purchased      Paid per Share           Programs              Programs
---------------------- --------------------- -------------------- --------------------- ---------------------
October 6, 2004 (1)           30,316               $75.20                 None                  None
---------------------- --------------------- -------------------- --------------------- ---------------------

(1) The proceeds from the above mentioned private placement were used to redeem the remaining 30,316 Series A convertible preferred shares held by the Series A Preferred Holders in a privately negotiated transaction completed on October 6, 2004 and to pay the legal fees associated with the transaction. The Company redeemed these Series A convertible preferred shares for a total purchase price of $2,279,688 ($75.20 per share). The redeemed shares constituted all of the Company's outstanding Series A convertible preferred shares and there are no plans for purchases under any further plans or programs.


ITEM 3. Defaults Upon Senior Securities

Effective May 30, 2003, the Company obtained from Textron Financial Corporation ("Textron") a revolving credit facility (the "Textron Loan") in the maximum principal amount of $7,500,000 pursuant to the terms and conditions of a Loan and Security Agreement dated May 27, 2003 (the "Loan Agreement"). The Textron Loan contains certain financial and operating covenants. Due to the $444,883 charge to operations related to the Separation and Settlement Agreement between the Company and Christopher J. New, its former Chief Executive Officer, the Company fell below the requirement for the adjusted tangible net worth and the fixed charge coverage ratio covenants for the quarter ended September 30, 2004. In a third amendment to the Textron Loan Agreement dated November 10, 2004, Textron agreed to change a definition in the loan covenants, the effect of which brought the Company back into compliance with both ratios. The Company anticipates that it will be in compliance with these ratios, as amended, for the foreseeable future based on current forecasts.

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

10.16 Third Amendment to Loan and Security Agreement dated November 10, 2004 between Galaxy Nutritional Foods, Inc. and Textron Financial Corporation (Filed herewith.)

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


                                GALAXY NUTRITIONAL FOODS, INC.


Date: February 14, 2005         /s/ Michael E. Broll
                                --------------------------------------------
                                Michael E. Broll
                                Chief Executive Officer
                                (Principal Executive Officer)


Date: February 14, 2005         /s/ Salvatore J. Furnari
                                --------------------------------------------
                                Salvatore J. Furnari
                                Chief Financial Officer
                                (Principal Accounting and Financial Officer)