Form 10-K
period 2005-03-31
GALAXY NUTRITIONAL FOODS INC
filed 2005-07-14
CIK 819527

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 2005

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes  |_|     No  |X|

The aggregate market value of the common equity held by non-affiliates as of September 30, 2004 (the last business day of the registrant's most recently completed second fiscal quarter) was $9,041,667 based on the closing price of such common equity of $1.27 per share on that date. All executive officers and directors of the registrant and all persons filing a Schedule 13D or a Schedule 13G with the Securities and Exchange Commission in respect to the registrant's common stock have been deemed, solely for the purpose of the foregoing calculation, to be "affiliates" of the registrant.

The number of shares outstanding of the registrant's common stock as of July 12, 2005 was 20,043,474.

DOCUMENTS INCORPORATED BY REFERENCE:  None

                                     PART I

FORWARD LOOKING STATEMENTS

THIS FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS. THESE STATEMENTS RELATE TO FUTURE EVENTS OR OUR FUTURE FINANCIAL PERFORMANCE. THESE FORWARD-LOOKING STATEMENTS ARE BASED ON OUR CURRENT EXPECTATIONS, ESTIMATES AND PROJECTIONS ABOUT OUR INDUSTRY, MANAGEMENT'S BELIEFS AND CERTAIN ASSUMPTIONS MADE BY OUR COMPANY. WORDS SUCH AS "ANTICIPATE," "EXPECT," "INTEND," "PLAN," "BELIEVE," "SEEK," "PROJECT," "ESTIMATE" AND VARIATIONS OF THESE WORDS OR SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS THAT ARE DIFFICULT TO PREDICT. THEREFORE, ACTUAL RESULTS COULD DIFFER MATERIALLY FROM OUR HISTORICAL RESULTS AND THOSE EXPRESSED OR FORECASTED IN ANY FORWARD-LOOKING STATEMENTS AS A RESULT OF A VARIETY OF FACTORS, INCLUDING THOSE SET FORTH IN "RISK FACTORS" AND ELSEWHERE IN, OR INCORPORATED BY REFERENCE INTO, THIS FORM 10-K. WE UNDERTAKE NO OBLIGATION TO PUBLICLY UPDATE OR REVISEANY FORWARD-LOOKING STATEMENTS FOR ANY REASON, EVEN IF NEW INFORMATION BECOMES AVAILABLE OR OTHER EVENTS OCCUR IN THE FUTURE.

ITEM 1.  BUSINESS.

General

Galaxy Nutritional Foods, Inc. (the "Company") is principally engaged in developing, manufacturing and marketing a variety of healthy cheese and dairy related products, as well as other cheese alternatives, and is a leading producer of dairy alternative products made with soy. In this report, the terms "Company," "we," "us," or "our" means Galaxy Nutritional Foods, Inc.

Our Company was founded by Angelo S. Morini in 1972 under the original name of Fiesta Foods & Galaxy Foods in New Castle, Pennsylvania. In 1980, we changed our name to Galaxy Cheese Company and subsequently reincorporated under the laws of the State of Delaware in 1987. In June 1991, we moved from New Castle, Pennsylvania to Orlando, Florida and in November 2000 changed our name to Galaxy Nutritional Foods, Inc. to more clearly define ourselves in the healthy nutritional foods market.

From our single manufacturing plant in Orlando, we produce and ship our products directly to customers in each of our two principal markets around the world:

      o     Retail  Stores  -  such  as  conventional   grocery   stores,   mass
            merchandisers, natural or health food stores and club stores; and

      o Food Service Operations - such as restaurants, cafeterias, hospitals and schools.

Our sales efforts are primarily directed to retailers, to take advantage of what we perceive to be a continued consumer emphasis on nutrition. We offer a diverse line of low and no fat, no saturated fat, no trans-fats, low and no cholesterol, no lactose cheese and dairy-related products. These products include individually wrapped cheese slices, shredded cheeses, block and chunk cheeses, deli (unwrapped) cheese slices, grated toppings, soft cheeses like sour cream, cream cheese and cheese sauces, and butter.

We also manufacture and market non-branded and private label process and blended cheese products, as well as branded organic soy-based, rice-based and non-dairy cheese products. Most of these products are made using our state-of-the-art manufacturing equipment and our own formulas and processes, which we believe to be proprietary.

Our strategy for the future is to continue our marketing efforts primarily in the retail market to capitalize on the continuing interest among consumers in eating more nutritious natural foods in order to help reduce their cholesterol levels and saturated fat intake. We believe that one of the leading contributors of cholesterol and saturated fat in the American diet is conventional cheese. By providing good tasting cheese alternatives in diverse forms and flavors, we believe that we will be able to attract an increasing number of worldwide consumers interested in improving their health and changing to more nutritious eating habits. We intend to broaden this strategy for the future by creating more widely accepted and broader appealing lines of great tasting, healthy dairy related products.

Development Of Business

Over the past several years, we have developed several new marketing strategies and product lines for the retail and food service markets. In retail, we developed a unique marketing strategy for our product line of plant-based dairy alternatives, called Veggie(TM). While most companies place their dairy products for sale in the supermarket dairy section, we adopted a sales and marketing strategy whereby we place our Veggie(TM) products for sale in the supermarket produce section. In produce, our products are sold next to other nutritious natural products, which allows targeted consumers to locate the products much more easily instead of being sold in the dairy section of supermarkets where targeted consumers may not look.

In health food stores, we significantly expanded our existing product lines and introduced several new line extensions over the past few years. These product line extensions also are plant-based dairy alternatives and are made from either soy or rice. We believe our vegan (non-dairy) product line is the most extensive in the world. With the addition of natural food sections to most supermarkets, we also market these products to the mass consumer market. In the past, these products were only sold to the health food industry.

In the past few years, we began offering these plant-based dairy alternatives to the food service market so that consumers could also enjoy the taste and health benefits of these products while eating away from home. Previously, we primarily sold conventional-type products to the food service market.

Principal Products Produced

Our healthy cheese and dairy related products, sold under our Company's brand names such as Veggie(TM), Veggie Nature's Alternative to Cheese(TM), Veggie Slices(R), Soyco(R), Soymage(R), Wholesome Valley(R), Rice Slice(TM), and Veggy Singles(R), are low or no fat, low or no cholesterol, no saturated fat, and lactose (milk sugar) free, vitamin and mineral enriched, and contain one-third fewer calories and typically more calcium than conventional cheese. These healthy cheese and dairy related products mirror the flavor, appearance, aroma, texture, and melt of conventional cheeses and products that use conventional cheeses, and are nutritionally equal or superior to such cheeses and products. Some of our cheese alternatives, which are marketed for their lower price points and not for their nutritious components, are not nutritionally equivalent or superior to conventional cheeses.

Veggie(TM)- Complete line of healthy dairy alternatives - Our flagship brand has a complete line of nutritious dairy alternative products made with soy. All Veggie(TM) products are reduced or low in fat, contain less calories than conventional cheeses, and are saturated fat, trans fat, cholesterol and lactose free. The Veggie(TM) product line includes Veggie Slices(R), Veggie Chunks, Veggie Shreds, Veggie Cream Cheese, Veggie Sour Cream, Veggie Butter, and Veggie Grated Toppings.

Dairy Free - Soymage(R) Vegan Dairy Alternatives - Soymage(R) products were developed for health food and specialty stores. These products are intended for consumers who are allergic to dairy products, such as milk protein, or who are practicing a Vegan lifestyle. The products in our Soymage(R) Vegan line are completely dairy free, contain no animal fats and contain no casein (skim milk protein). The Soymage(R) Vegan product line includes: cheese slices, grated toppings, chunk cheeses, sour cream, cream cheese and cheese sauce alternatives. We believe that our Soymage(R) line is the largest and most comprehensive vegan line in the world.

Soy Free - Soy Free Dairy Alternatives made with Rice - We have developed a dairy free alternative product line made with organic brown rice. The products of this line are reduced or low in fat, cholesterol free, lactose free, soy free and are fortified with essential vitamins and minerals. Additionally, these products are formulated for people with soy allergy or who are just looking for alternatives for conventional dairy products. The Rice product line includes individual slices, shreds, chunks, grated toppings, cream cheese, sour cream, butter and yogurt.

Veggy(TM) - Soy Nutritious - Soy Dairy Alternatives - The Veggy(TM) products offer the taste of cheese, are available in many forms, and are made from soy. Similar to the Veggie(TM) supermarket line, these products are low in fat or fat free, and are preservative, lactose, cholesterol and saturated fat free. The Veggy(TM) product line comes in several flavors and is available in individual slices (Veggy Singles(R)), grated toppings and chunks. These products are distributed to natural foods stores and produced specifically to meet the discriminating taste and nutritional demands of the specialized nutritional foods market.

Wholesome Valley(R) Organic - Products made from organic milk - The products of the Wholesome Valley(R) Organic line are processed cheese foods made from organic milk, contain up to 50% less fat than regular processed cheese food, contain no artificial ingredients, no rBST hormone or antibiotics and are an excellent source of calcium and protein. The farmland, cows and feed are free from pesticides, antibiotics, growth hormones and chemicals.

Processed Cheese Products - Galaxy Sandwich Slices(TM) and Toppings - Our processed cheese products are low in cholesterol and serve as an alternative to conventional dairy cheeses. They are not nutritionally equivalent or superior to conventional cheeses and may have more cholesterol than our branded cheeses. These products include a variety of sandwich slices and shredded cheeses, including shredded taco and pizza toppings, and a cheddar cheese sauce. They are marketed as a lower cost alternative to conventional dairy cheeses.

Our only branded product line, which accounts for more than 10% of our gross sales for the fiscal year ended March 31, 2005, is the Veggie(TM) line of products. This line of products contributed approximately 48%, 60%, and 62% of gross sales for the fiscal years ended March 31, 2005, 2004 and 2003, respectively. Our non-branded imitation, private label and sandwich slice business contributed approximately 36%, 23%, and 21% of gross sales for the fiscal years ended March 31, 2005, 2004 and 2003, respectively.

The characteristics of our products vary according to the specific requirements of individual customers within each market. In the retail market, our products are formulated to meet the health concerns of today's consumers. In the food service markets, our products are made according to the customer's specifications as to color, texture, shred, melt, cohesiveness, stretch, browning, fat retention, protein, vitamin and mineral content, and cost parameters. Our products are manufactured in various forms, such as individual slices, grated, shredded, salad toppings, deli loaves, and multi-pound blocks, and are available in several flavors, including, but not limited to, mozzarella, pepper-jack, cheddar, American, parmesan and Swiss.

Principal Markets

Our products are sold primarily in two commercial markets: retail and food service.

In the retail market, we sell our healthy products to national and regional supermarket chains, mass merchandisers, natural food stores and club stores or to distributors that sell and deliver to these retail establishments. These sales are facilitated through our in-house sales managers and a nationwide network of non-exclusive commissioned brokers. We believe our healthy products appeal to a wide range of consumers interested in lower fat, lower cholesterol, no lactose and other health-promoting aspects of these products. In the retail market, where we believe taste and nutrition generally outweigh price considerations, we market our Veggie(TM) and Soyco(R) products at prices generally comparable to or higher than the prices of conventional cheeses.

In the food service market, we sell directly to food distributors and other customers in the food service market through our in-house sales managers and a nationwide network of non-exclusive commissioned brokers. In this market we offer more expensive premium products such as our Veggie(TM) line to customers who place importance on taste and nutrition and our less expensive branded, non-branded and private label substitute and conventional-type cheese products to customers whose primary consideration is cost. The food service products are primarily sold to distributors who supply food to restaurants, cafeterias, hospitals, correctional institutions, and schools. We also market our products directly to franchisees of large national restaurant chains.

For the fiscal years ended March 31, 2005, 2004 and 2003, our net sales were $44,510,487, $36,176,961 and $40,008,769, respectively. The following chart sets forth the percentage of net sales that the retail and food service markets represented for the fiscal years ended March 31, 2005, 2004 and 2003:

                             Percentage of Net Sales
                          Fiscal Years Ended March 31,

Category                                   2005            2004           2003
-------------------------------------------------------------------------------
Retail sales                                84%             86%            90%
Food service sales                          16%             14%            10%

Methods of Distribution

We currently distribute all of our products by common carrier and customer pick-up. We ship all our products from our shipping, warehouse and cooler facilities in Orlando, Florida. In order to distribute to our Canadian customers quickly and efficiently, we store and distribute products through a public storage facility in Canada. We maintain a certain stock level at this facility and pay the Canadian facility a processing fee for its services.

Sources and Availability of Raw Materials

We purchase the ingredients used in our manufacturing operations, i.e., casein, vegetable proteins and oils, enzymes and other ingredients, from several sources, and we believe that all of these ingredients are readily available from numerous suppliers. Due to more cost effective conditions in other countries, suppliers from such countries are often able to supply casein at prices lower than domestic suppliers. Accordingly, we currently purchase our major ingredient, casein, from foreign suppliers. Because our casein is imported, its availability is subject to a variety of factors, including strength of the
United States Dollar, foreign production limitations and federal import regulations. Our increased costs for casein throughout the fiscal year ended March 31, 2005 had an adverse impact on our results of operations for such fiscal year. We believe that casein prices will remain at historical highs at least through September 30, 2005, as further discussed under "Cost of Goods Sold" in Item 7.

For the fiscal years ended March 31, 2005, 2004 and 2003, we purchased approximately $10,947,000, $6,134,000, and $7,911,000, respectively, of casein, the principal raw material used to manufacture substantially all of our products. The following table sets forth the name of each supplier along with the percentage they supplied of casein which either alone, or together with their affiliates, provided 10% or more casein to our Company, based on our dollar volume purchased:

                                                                                     Percent of Casein Purchases
                                                                                     Fiscal Year Ended March 31,
Type of Raw Material                           Name of Supplier                    2005        2004          2003
-------------------------------- ---------------------------------------------- ----------- ------------ -----------
Casein                           Lactalis f/n/a Besnier-Scerma U.S.A.               30%         20%          24%
                                 Glanbia f/n/a Avonmore Food Products               21%         29%          36%
                                 Irish Dairy Board                                  15%         24%          22%
                                 Bluegrass Dairy & Food, LLC                        12%         --           --
                                 Eurial Poitouraine/Euro Proteins                    4%         20%          18%

Working Capital Practices

The majority of our customers are required to make payment on goods within 30 days of invoicing. Our credit department makes calls on payments that are 10 to 15 days past due and then places accounts on credit hold if they have not made arrangements for those payments that are 30 to 45 days past due. After all efforts have been exhausted to contact the customer and collect the past due balances, the credit manager will provide authorization to write off the past due balance. We typically average less than 1% of gross sales in credits related to bad debt.

We provide a guarantee of sale to many of our retail customers in natural food stores, conventional grocery stores and mass merchandising industry. If the product is not sold during its shelf life, we will allow a credit for the unsold merchandise. Since the shelf life of our products range from 6 months to one year, we historically average less than 2% of gross sales in credits for unsold product.

Over the past three years, we have worked to create more inventory turns during the year by keeping a minimal supply of inventory on hand consisting primarily of the core items ordered by our customers. As a result, we have reduced our inventory levels from $5,294,500 at March 31, 2003 to $4,632,843 at March 31, 2004 and then to $3,811,470 at March 31, 2005. We anticipate that inventory levels will begin to increase in the future as sales volume increases.

Customers

We sell to customers throughout the United States and in 14 other countries. For the fiscal years ended March 31, 2005, 2004 and 2003, our net sales were $44,510,487, $36,176,961 and $40,008,769, respectively. Net sales derived from foreign countries were approximately $3,800,000, $3,100,000, and $3,800,000 for the fiscal years ended March 31, 2005, 2004 and 2003, respectively, which in each case is less than 10% of total net sales. Net sales are attributed to individual countries based on the customer's shipping address. We have no long-term assets located outside of the United States. The following table sets forth the percentage of foreign net sales to each country, which accounted for 5% or more of our foreign net sales for the fiscal years ended March 31, 2005, 2004, and 2003:

                       Percentage of Net Foreign Sales (1)
                          Fiscal Years Ended March 31,

Country                                     2005            2004            2003
--------------------------------------------------------------------------------
Canada                                       58%             55%             33%
Puerto Rico                                  22%             18%             36%
United Kingdom                                *               6%              6%
Israel                                        *               8%              6%
Australia                                     *               *               8%

     *Less than 5% of foreign net sales for the stated fiscal year

(1) Net sales by customer or country are determined with the assumption that the amount of total sales returns, discounts and other deductions credited during the period are taken in proportion to the gross sales by such customer or country.

The following table sets forth the name of each customer, which either alone, or together with its affiliates, accounted for 5% or more of our net sales for the fiscal years ended March 31, 2005, 2004, and 2003:

                           Percentage of Net Sales (1)
                           Fiscal Year Ended March 31,

Customer Name                             2005              2004            2003
--------------------------------------------------------------------------------
Del Sunshine LLC                         12.2%              *               *
DPI Food Products                         7.7%              8.2%            9.5%
Kroger                                    *                 5.6%            5.8%
Publix                                    5.8%              6.8%            6.6%
United Natural Foods                      8.3%              9.2%            9.9%

     *Less than 5% of net sales for the stated fiscal year.

(1) Net sales by customer or country are determined with the assumption that the amount of total sales returns, discounts and other deductions credited during the period are taken in proportion to the gross sales by such customer or country.

During the fiscal year ended March 31, 2005, we produced certain private label products for Del Sunshine who then sold the products to Wal*Mart. In the fourth quarter of fiscal 2005, we reserved nearly $1,760,000 in accounts receivable and inventory related to Del Sunshine LLC that we believed collection thereon was questionable (see Del Sunshine LLC under Recent Material Developments in Item 7 for further details). In fiscal 2006, we began selling these products directly to Wal*Mart instead of through Del Sunshine. We anticipate that our direct sales to Wal*Mart will increase from 2% of sales in fiscal 2005 to 10% to 15% of sales in fiscal 2006.

Competitive Conditions

The food industry is highly competitive, and we face substantial competition in the manufacturing, marketing and sale of our products. In the retail cheese market, we compete with larger national and regional manufacturers of conventional and imitation cheeses, such as Kraft (which produces products under the Kraft Free(R) label), Borden's, and ConAgra (which produces products under the Healthy Choice(R) label). Each of these competitors is well established and has substantially greater marketing, financial and human resources than we do. However, we believe our products are nutritionally superior, strategically marketed, and positioned to a slightly different consumer base versus the healthy cheese items offered by larger cheese manufacturers. Conventional "Lite" cheese generally has a lower fat content than regular cheese but still contains cholesterol and lactose, unlike our Veggie(TM) and Soyco(R) brand product lines, which are soy-based, nutritious, contain no cholesterol and are lactose free.

We believe that the primary competition in our niche market are small companies such as Tree of Life, White Wave, Tofutti Brands, Inc. ("Tofutti"), Yves, a subsidiary of Hain Celestial Group, and Melissa's. Tree of Life is a wholly owned subsidiary of Koninklijke Wessanen, NV, a multinational manufacturer of dairy, natural and specialty foods and cereals. Like our products, Tree of Life's Soya Kaas, Yves and Melissa's dairy alternatives are sold in mainstream supermarkets. White Wave is a private company that primarily markets soy milk to the retail markets (grocery and natural foods stores). Tofutti (AMEX:TOF) is a public company that offers a wide range of soy based products including alternative cheese slices, sour creams, cream cheese and frozen pizza made with alternative cheeses to the retail markets (primarily grocery). These parties are considered competitors as they offer similar product lines in terms of product form and consumer benefits, and are distributed or positioned in the same retail shelf space as our products.

In the food service markets, our substitute and imitation cheese products compete with other numerous substitute and imitation cheese products, as well as with conventional cheeses.

We believe that we have the most complete line of alternative dairy products in the industry and that our competitors' current products do not have all of the same healthy characteristics as our products. Further, our branded products are fortified and possess soy-based ingredients, reduced, low and no fat, low or no cholesterol, no saturated fat, no transfat, no lactose, no artificial colorings or flavorings. We further believe that we are superior to the competition in our niche in the most important competitive factors, which are taste, nutritional value, product appearance, and overall consumer purchase interest. Finally, we believe that the breadth and depth of our product lines has made it difficult for our smaller competitors to have a significant impact on our market share in the alternative cheese category.

Trademarks And Other Intellectual Property

We own several registered and unregistered trademarks, which are used in the marketing and sale of our products. Our material product trademarks are those mentioned above under Principal Products Produced. The registrations of these trademarks in the United States and foreign jurisdictions are effective for varying periods of time, and may be renewed periodically, provided that we, as the registered owner of the trademarks, comply with all pertinent renewal requirements.

Trademarks include registered brand names, logos, symbols, or copyrights used to identify our products or services. As such, this prevents other manufacturers from using any words or symbols for which we hold the trademark. This is important as it helps provide competitive insulation around our products in the marketplace and enables consumers to identify with one particular brand or another. We will continue to market our trademarks in order to increase brand awareness for our products in order to improve demand and margins. Although our trademarks are valuable to our business, they are not at this time, assets that are critical to our business. In the event that we would be prohibited from using one or more of our trademarks, we do not believe that this would have a material adverse affect on our continued operations.

Although we believe that our formulas and processes are proprietary and the key to our success, we have not sought and do not intend to seek patent protection for such technology. In not seeking patent protection, we are instead relying on the complexity of our technology, on trade secrecy laws, and on employee confidentiality agreements. We believe that our technology has been independently developed and does not infringe on the patents or trade secrets of others.

Governmental Regulation

As a manufacturer of food products for human consumption, we are subject to extensive regulation by federal, state and local governmental authorities regarding the quality, purity, manufacturing, distribution and labeling of food products.

Our United States product labels are subject to regulation by the United States Food and Drug Administration ("FDA"). Such regulation includes standards for product descriptions, nutritional claims, label format, minimum type sizes, content and location of nutritional information panels, nutritional comparisons, and ingredient content panels. Our labels, ingredients, and manufacturing techniques and facilities are subject to inspection by the FDA. Labeling regulations require specific details of ingredients and their components along with nutritional information on labels and also impose restrictions on product claims that can be included on labels. We believe the labeling regulations have enhanced the marketability of our products and have resulted in increased sales of our products because product labels make it easier for consumers to recognize the nutritional benefits of our products compared to other products.

We have a team of individuals from our marketing, quality assurance, and research and development departments who review all new labels for compliance with our Company standards and current laws and regulations. We believe that we are in material compliance with all applicable governmental regulations regarding our current products and have obtained the necessary government permits, licenses, qualifications, and approvals, which are required for our operations.

Environmental Regulation

Our facility and manufacturing processes are subject to inspections by several agencies including the Florida Department of Agriculture and Consumer Services and our insurance providers. We are also required to comply with environmental regulations in connection with the development of our products and the operation of our business. We believe that we are in material compliance with the federal, state and local environmental laws and regulations applicable to our Company. We believe that continued compliance with any current or reasonably foreseeable future environmental laws and regulations will not have a material adverse effect on the capital expenditures, earnings, financial condition or competitive position of our Company.

Employees

As of July 12, 2005, we had a total of 141 full-time employees and 2 temporary employees. We employ all personnel directly. We are an affirmative action employer providing equal employment opportunity to all applicants. We consider our relations with employees to be satisfactory. No employee is a member of a trade union.

ITEM 2.  PROPERTIES.

We occupy two facilities, close in proximity, approximating a total of 119,000 square feet of industrial property in Orlando, Florida. Our first facility contains the corporate headquarters and the manufacturing equipment. It is approximately 55,000 square feet and is comprised of approximately 8,500 square feet in office space, approximately 31,500 square feet in dock-height, air-conditioned manufacturing space and approximately 15,000 square feet in cooler space, which is situated on 2.4 acres of a 5.2 acre site in an industrial park. We entered into a lease agreement for the corporate headquarters with Anco Company, a Florida general partnership, on November 13, 1991. The lease was renewed for a 5-year period in November 1996 and again in November 2001. The lease expires in November 2006, unless renewed pursuant to terms mutually agreeable to the landlord and our Company. In the event that the landlord elects to sell or lease the remaining 2.8 acres of remaining land, we have a right of first refusal to purchase or lease property upon 20 days notice to the landlord. The lease is a "triple net" lease, which means that we are responsible for all taxes, insurance, maintenance and repair of the facilities, in addition to rental payments. The monthly base rent through the stated expiration of the lease is $28,173.

We produce all of our products at our Orlando manufacturing facility. We maintain production equipment for mixing, blending, cooking and heating ingredients, and for production, shredding, dicing, slicing, chopping, grating, packaging and labeling of our products. We also maintain cold storage areas for cooling finished products and warehouse areas for storing supplies and finished goods. We estimate that our production capacity utilization during the fiscal years ended March 31, 2005, 2004 and 2003 were at approximately 15%, 10% and 11%, respectively, of our capacity.

Our second facility is the primary receiving, storage and shipping facility for our inventory. It includes office space, shipping and receiving docks, warehouse and cooler space totaling approximately 64,000 square feet. We entered into a lease agreement with Cabot Industrial Properties, a Florida limited partnership, on July 28, 1999 for this second facility. In May 2004, we renegotiated and renewed the lease until July 31, 2009. The lease provides for escalating rental payments ranging from $18,225 to $22,942 per month through the end of the lease period. The lease is a "triple net lease", which means we are responsible for all taxes, insurance, maintenance, and repair of the facility, in addition to rental payments.

We believe that our properties are adequately covered by casualty insurance. We believe that our facilities and production equipment are adequate to meet the current requirements and anticipated growth through the end of the fiscal year ending March 31, 2006.

ITEM 3.  LEGAL PROCEEDINGS.

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 31, 2005.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Since August 1999, our common stock, $.01 par value per share, has been traded on the American Stock Exchange ("AMEX") under the symbol "GXY". The following table sets forth the high and low closing sales prices of our common stock during each quarter as reported by AMEX for the fiscal years ended March 31, 2005 and 2004:

Period                                                       High Closing Sales Price       Low Closing Sales Price
----------------------------------------------------------- ---------------------------- -------------------------------
2005 Fiscal Year, quarter ended:
    June 30, 2004                                                      $2.45                         $1.90
    September 30, 2004                                                 $2.15                         $1.24
    December 31, 2004                                                  $1.98                         $1.16
    March 31, 2005                                                     $2.83                         $1.80

2004 Fiscal Year, quarter ended:
    June 30, 2003                                                      $2.85                         $1.65
    September 30, 2003                                                 $3.10                         $2.55
    December 31, 2003                                                  $4.00                         $2.36
    March 31, 2004                                                     $3.18                         $1.90

Holders

On July 12, 2005, there were approximately 644 stockholders of record for our common stock.

Dividends

We have not paid any dividends with respect to our common stock and do not expect to pay dividends on our common stock in the foreseeable future. It is the present policy of our Board of Directors to retain future earnings to finance the growth and development of our business. Any future dividends will be declared at the discretion of the Board of Directors and will depend upon, among other things, the financial condition, capital requirements, earnings and liquidity of our Company. Our credit facilities with Textron Financial Corporation and Wachovia Bank (formerly SouthTrust Bank) require us to obtain their approval prior to declaring or paying any dividends. See Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of our current capital position.

Securities Authorized for Issuance under Equity Compensation Plans

Please see the section titled "Equity Compensation Plan Information" in Item 12 in Part III of this Form 10-K.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities in the quarter ended March 31, 2005.

ITEM 6.  SELECTED FINANCIAL DATA.

                                                                Fiscal Year Ended March 31,
                                           (1)             (1)              (1)             (2)
                                           2005           2004             2003            2002             2001
                                      -------------- ---------------- --------------- ---------------- ---------------
Net sales                               $44,510,487      $36,176,961     $40,008,769      $42,927,104     $45,085,937
Non-cash compensation
  income(expense) (3)                     (834,746)        (651,273)       2,906,762      (2,373,662)     (1,116,444)
Employment contract expense (4)           (444,883)      (1,830,329)              --               --              --
Income tax benefit (expense)                     --               --              --      (1,560,000)         240,000
Cumulative effect of change in
  accounting policy                              --               --              --               --       (786,429)
Net income (loss)                       (4,366,549)      (2,962,173)       1,034,128     (17,059,152)     (6,485,763)
Net income (loss) to common
  stockholders                          (4,652,726)      (4,504,907)       (601,077)     (19,147,995)     (6,485,763)
Net income (loss) per common share
  - basic & diluted                          (0.27)           (0.30)          (0.05)           (1.81)          (0.69)
Total assets                             27,769,666       29,887,087      33,255,842       36,115,051      48,083,126
Long-term obligations                     8,000,627        9,740,094      10,170,195       12,511,461      14,720,875
Redeemable Convertible Preferred
  Stock                                          --        2,573,581       2,324,671        2,156,311              --

(1) See Material Historical Events under Business Environment in Item 7 for a summary of the major events during the fiscal years ended March 31, 2005, 2004 and 2003.

(2) In addition to the line items detailed above, the net loss for fiscal year ended March 31, 2002 included approximately $5.4 million in accounts receivable and inventory write-downs, a non-cash compensation charge of approximately $2.4 million, approximately $1 million in fixed asset disposals and unused trade credit write-offs, and approximately $818,974 in interest expense that was a non-cash related to debt discount.

(3) Non-cash compensation is calculated based on fluctuations in our stock price, which are outside our control and typically do not reflect our operations. Due to the volatility of the market price of our common stock, we are incapable of predicting whether this expense will increase or decrease in the future. Large swings in our stock price could result in material changes to our Financial Statements as demonstrated in prior years. See Valuation of Non-Cash Compensation under Critical Accounting Policies in Item 7 below for further information.

(4) See Employment Contract Expense under Results of Operations in Item 7 below for further information.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information in this Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to enhance a reader's understanding of the financial condition, changes in financial condition and results of operations of our Company. This MD&A is a supplement to and should be read in conjunction with our Financial Statements and notes thereto contained in Item 8.

Terms such as "fiscal 2005", "fiscal 2004" or "fiscal 2003" refer to our fiscal years ended March 31, 2005, 2004 and 2003, respectively.

This MD&A contains the following sections:

      o     Business Environment

      o     Critical Accounting Policies

      o     Recent Accounting Pronouncements

      o     Results of Operations

      o     Liquidity and Capital Resources

      o     Contractual Obligations

      o     Forward Looking Statements

Business Environment

         General

Our Company is principally engaged in developing, manufacturing and marketing a variety of healthy cheese and dairy related products, as well as other cheese alternatives, and is a leading producer of dairy alternative products made with soy. These healthy cheese and dairy related products include low or no fat, no saturated fat, no trans-fat, low or no cholesterol and lactose-free varieties. These products are sold throughout the United States and internationally to customers in the retail and food service markets.

         Healthy Cheese and Alternative Cheese Industry

We are the market leader within our alternative cheese category niche, but in being so, the category increases or decreases partly as a result of our marketing efforts. We believe that the greatest source of future growth in the cheese alternative category will come through customers shifting to cheese alternatives from natural cheese. Rather than focusing primarily on consumers with a preference or medical condition predisposing them to non-dairy cheese and comparing our products to other cheese alternative brands, we intend to focus on educating cheese consumers on the healthy attributes of cheese alternatives versus traditional cheese.

We use several internal and external reports to monitor sales by brand, segment, form and channel of sale to determine which items are increasing or decreasing both in units sold and price per unit. By reviewing these reports along with industry data from publications, syndicated retail consumption reports, and conversations with major retailers, other manufacturers in the food and beverage industry, and ingredient and service suppliers, we analyze trends in the consumer marketplace and make decisions on which brands to promote.

In order to positively impact sales volume throughout fiscal 2006, we are focusing on the following initiatives:

o Consumer focused advertising. We plan to increase consumer advertising (in TV, magazine, and event sponsorship) and consumer promotions (for example, on-pack "cents off" coupons, "cents off" coupons delivered via newspapers, in-store product sampling, and product benefit communication at the point of purchase/shelf) that highlight and communicate the benefits of our products to meet the consumer demand for low carbohydrate and high protein products.

o        Increase  retailer  penetration  and  geographical   distribution.   By
         increasing our presence on the store shelves, we seek to increase household penetration and build market share in specific markets.

o Increase brand awareness. We seek to increase sales by generating consumer awareness of new products or flavors through product trials and generating more repeat purchases on our Veggie(TM) and Wholesome Valley(R) brands through improved taste, color, aroma, texture and packaging.

We believe that the combination of "healthy" product attributes, improved taste and product functionality will lead to better than expected consumer experiences with our products. Our focus is to transfer those improved consumer experiences into enhanced market share and increased sales of our higher margin products.

         Material Historical Events

During fiscal 2003, we achieved positive cash flows from operations on an annual basis for the first time in our Company's history as a publicly-traded company. We achieved this goal through efficiencies in production, purchase discounts, realignment of the sales mix toward higher margin items, reduction in overall number of items being sold and inventoried, improved customer fulfillment levels, new terms of sale, new customer invoice promotion settlement processes, new trade spending strategies and additional cost reductions through rigorous management.

During fiscal 2004, we refinanced or paid in full all of our credit facilities that were in existence at the end of fiscal 2003. This payoff and refinancing was accomplished through a new asset based lender, renewing and increasing our loans with our bank and through equity financings. This financial restructuring improved our operations and financial position and reduced interest expense nearly $1.6 million during fiscal 2004. Additionally, in fiscal 2004, we nearly doubled the positive cash flow from operations due to the restructuring and continued focus on producing only high margin items.

During fiscal 2005, we redeemed the remaining 30,316 Series A convertible preferred shares that were outstanding as of October 6, 2004 for $2,279,688. The cash for the redemption was obtained through an equity financing (see Equity Financing under Liquidity and Capital Resources for further details).

      In early fiscal 2005, we made the decision to take on a few additional private-label manufacturing contracts at lower margins in order to utilize some of our excess production capacity. One of the new contract customers accounted for 12% of our sales during fiscal 2005, which attributed to 65% of the increase in sales over fiscal 2004. In the fourth quarter of fiscal 2005, we reserved nearly $1,550,000 in accounts receivable and $210,000 in inventory related to this customer for which we believed collection thereon was questionable. See Del Sunshine LLC under Recent Material Developments for further details.

Also during fiscal 2005, we experienced a 32% (or nearly $2.7 million) increase in the prices of our primary ingredient used in production. Only a portion of this overall increase could be passed on to our customers. Additionally, the price increase cannot be implemented immediately.

         Recent Material Developments

The Schreiber Transactions

Asset Purchase Agreement

On June 30, 2005, we entered into an Asset Purchase Agreement for the sale of certain of our manufacturing and production equipment to Schreiber Foods, Inc., a Wisconsin corporation ("Schreiber"), for $8.7 million in cash.

Other key terms of the transaction are as follows:

o Since the transaction may constitute a sale of substantially all of our assets, the transaction will be subject to obtaining approval from our stockholders.

o The transaction is subject to other closing conditions, including obtaining approval from our lenders, Textron Financial Corporation and Wachovia Bank (formerly SouthTrust Bank).

o Subject to the satisfaction of the conditions described above and other conditions as set forth in the Asset Purchase Agreement, the anticipated closing date is November 1, 2005.

o If our stockholders do not approve the transaction, the Asset Purchase Agreement provides for an alternative transaction whereby we would sell to Schreiber a smaller portion of the assets, which would not constitute substantially all of our assets and therefore would not require stockholder approval. The purchase price for this alternative sale would be $2,115,000. This alternative sale is subject to obtaining approval from our lenders.

o If we are unable to obtain approval from our lenders with respect to this alternative sale, then we will negotiate in good faith with Schreiber to make the smaller portion of the assets available for Schreiber's use on reasonably acceptable terms, not to exceed a term of 180 days. This alternative arrangement is also subject to obtaining approval from our lenders.

The Outsourcing Agreement

On June 30, 2005, our Company and Schreiber entered into a Supply Agreement (the "Outsourcing Agreement"), whereby we will purchase all of our requirements for products from Schreiber, and Schreiber will manufacture and distribute all of our products.

Other key terms of the transaction are as follows:

o The initial term of the Outsourcing Agreement is for five years from the effective date of September 1, 2005, and is renewable at our option for up to two additional five-year periods.

o After November 1, 2005 and throughout the remainder of the Outsourcing Agreement's term, Schreiber will be the sole source of supply of our products.

o If we do not exercise our option to renew the Outsourcing Agreement at the end of the initial five-year period, there is a cancellation charge of $1.5 million. If we do not exercise our option to renew the Outsourcing Agreement at the end of the second five-year period, there is a cancellation charge of $750,000. If the sale of the assets to Schreiber for $8,700,000 as contemplated by the Asset Purchase Agreement described above is not consummated, then we will not be required to pay any cancellation charge.

o On or before November 1, 2005, Schreiber will purchase our remaining usable raw materials, ingredients and packaging at our cost.

o The Outsourcing Agreement provides for a contingent short-fall payment obligation by our Company if a specified production level is not met during the second year after the effective date. If a contingent short-fall payment is accrued after the second year, it may be reduced at the end of the third year if the production level during the third year exceeds the specified level of production. If the sale of the assets to Schreiber for $8,700,000 as contemplated by the Asset Purchase Agreement is not consummated, then we will not be required to pay any such short-fall payment.

o Schreiber is required to deliver products to our Company or our customers that are in compliance with our standards and specifications and all applicable laws. Schreiber will deliver all products within 10 business days of the effective date of such order, which is one business day after receipt of the order.

o After the transfer of all production responsibilities to Schreiber on November 1, 2005, we may not manufacture any products governed by the Outsourcing Agreement during the term of the Outsourcing Agreement.

o Schreiber may not manufacture our products or use any of our intellectual property other than pursuant to the terms of the Outsourcing Agreement.

o We may terminate the Outsourcing Agreement if our stockholders do not approve the transaction contemplated by the Asset Purchase Agreement (as described above), by providing notice to Schreiber within 30 days of the date that our stockholders vote on, but do not approve, the transactions contemplated by the Asset Purchase Agreement. The effectiveness of such termination may not be more than 180 days after the date of such notice.

o If we do not terminate the Outsourcing Agreement and we are unable to consummate an alternative transaction with Schreiber (as described above) prior to January 1, 2006, then Schreiber may terminate the Outsourcing Agreement by providing written notice to our Company prior to February 1, 2006. The effectiveness of such termination may not be less than 180 days after the date of such notice.

As indicated above, there are a number of conditions that must be met prior to the consummation of these transactions. There can be no guarantee that we will satisfy these conditions and, therefore, there can be no guarantee that the transactions will be consummated.

Transition Challenges

The asset sale and outsourcing arrangement with Schreiber are subject to a number of conditions that must be met prior to the consummation of these transactions. In addition to the closing conditions described above, we will face additional challenges during the transition. These challenges include, but are not limited to, the following:

      o Coordinating customer shipments while the inventory and production equipment is in transit from our facilities to the Schreiber facilities;

      o Reserving enough inventory on-hand to fill customer orders while production equipment is in transit;

      o Maintaining consistent formulas and quality in our products after the transition;

      o Having enough cash to build inventory and pay any severance arrangements during the transition;

      o Reduction of production personnel and severance arrangements related to these personnel; and

      o In the event of a sale of the assets whereby we would not receive enough sale proceeds to pay off our debt to our lenders in full, we would need to negotiate with our lenders so that they would agree to release their liens on the assets. If they will not agree to do so, we may be required to raise additional funds to pay our lenders in full prior to their maturity dates.

      o We may be required to negotiate with the landlords of our leased premises the possibilities of early lease termination or subleasing our facilities.

Each one of these events must be carefully timed and coordinated in order to avoid problems with cash flow, litigation, loss of customer sales, and other tangible and intangible affects. However, we believe that the long-term benefits in the transition from a manufacturing company to a branded marketing company will far outweigh the short-term challenges of the transition. Without the cash-flow burden of carrying inventory and managing manufacturing overhead and production issues, we believe that we can focus a substantially greater amount of time and resources on the sale of our products. Additionally, we plan to enhance our marketing efforts in order to increase our consumer base and sales volume.

Transaction Effect

Assuming that the sale of assets to Schreiber is completed in accordance with the Asset Purchase Agreement and we continue to operate under the Outsourcing Agreement with Schreiber, some of the effects of the transaction will be as follows:

      o We will no longer be a manufacturing company, but will be solely a branded marketing company.

      o     We have  two  facilities  that  we  lease  in  Orlando,  Florida  as discussed in Item 2. After all production is moved completely to Schreiber, we may be required to have discussions with our landlords regarding the use of our facilities. We are still exploring our options regarding the facilities, which include, but are not limited to: 1) negotiating an early termination with the landlord; 2) continuing to make lease payments until the end of the lease term; or 3) subleasing the facilities.

      o We will be eliminating 115 employee positions and creating 5 new employee positions. Our anticipated total number of full-time employees after November 1, 2005 will be 31.

      o Upon the sale of the assets, we will be removing in excess of 87% of the net book value of our equipment. The extent to which the proceeds of $8,700,000 do not exceed the net book value of the assets, will result in a substantial loss on sale of assets.

      o It is likely that the majority, if not all, of the proceeds from the sale of the assets will be paid to our lenders. In particular, our debt to Wachovia Bank will be required to be paid in full. Repayment of the Wachovia Bank debt will result in a reduction of annual debt service payments in excess of $1,800,000.

      o We will no longer have the carrying value of inventory nor need to use asset based financing to support the production of inventory. In the recent past, we averaged 50 to 60 days of sales in inventory.

      o We will be able to take advantage of Schreiber's lower production costs rather than the high production costs of our underutilized production facility.

      o We anticipate substantial savings on delivery charges related to the distribution of our products to our customers.

Debt Maturities

We have incurred substantial debt in connection with the financing of our business. The aggregate principal amount outstanding under our two credit facilities is approximately $13,201,134 as of July 12, 2005. This amount includes a revolving line of credit from Textron Financial Corporation ("Textron") in the amount of $5,399,149 and a note payable to Wachovia Bank ("Wachovia") in the amount of $7,801,985. We anticipate that the proceeds from the sale of our assets to Schreiber will pay the Wachovia term loan in full. However, in the event that the sale is not completed as anticipated, we will need to refinance the Wachovia term loan on or before its maturity date of July 31, 2006. The initial term of the Textron loan ends on May 26, 2006, but this loan automatically renews for additional one-year periods unless terminated by our Company or Textron through a written notice 90-days prior thereto or as otherwise provided in the loan agreement. If we are unable to refinance or renew our existing credit facilities, or if additional financing is not available on terms acceptable to us, we will be unable to satisfy such facilities by their maturity dates. In such an event, Textron and Wachovia could exercise their respective rights under their loan documents, which could include, among other things, declaring defaults under the loans and pursuing foreclosure on our assets that are pledged as collateral for such loans. If such an event occurred with either Textron or Wachovia, it is unlikely that we would be able to effectively continue the operation of our business.

Del Sunshine LLC

Pursuant to an oral contract manufacturing and distribution arrangement between our Company, Del Sunshine LLC ("Del"), a Delaware limited liability company, and Non-Dairy Specialty Foods, LLC ("Non-Dairy"), a Nevada limited liability company and affiliate of Del, we began manufacturing certain private label products for Del and delivering them directly to Del's customers, including Del's major customer, Wal*Mart, Inc. in April 2004. These private label products were produced using label and packaging trademarks owned by Del. Sales to Del accounted for 12% of our sales during fiscal 2005, which attributed to 65% of the increase in sales over fiscal 2004. The business with Del resulted in an account receivable owed to our Company of approximately $1,550,000 as of April 11, 2005. In the fourth quarter of fiscal 2005, we reserved nearly $1,550,000 in accounts receivable and wrote off $210,000 in inventory related to Del based upon our determination in April 2005 that collection from Del was questionable as of March 31, 2005.

On April 11, 2005, we executed with Del a Trademark License Agreement and an Assignment of Accounts Receivable Agreement. Pursuant to the Trademark License Agreement, Del licensed to us the rights in certain Del trademarks, which allowed us to sell products directly to Del's customers, including Wal*Mart, Inc. and other food retailers, using such trademarks. In consideration for the license, we agreed to pay to Del a five percent (5%) royalty on the net sales of such products. In accordance with the Trademark License Agreement, we can offset any royalties that we may owe to Del under the agreement against our account receivable and other amounts owed to us by Del.

Pursuant to the Assignment of Accounts Receivable Agreement, Del assigned to us any and all accounts receivable owed to Del by Wal*Mart, Inc. and other food retailers, plus monies owed to Del under current purchase orders. It was intended that the assignment of the accounts receivable and purchase order amounts would offset, in part, our account receivable from Del. We also agreed not to commence any legal proceedings against Del or Non-Dairy to collect amounts owed to us by them, excluding defenses and counterclaims against Del or Non-Dairy made in any legal proceeding brought by them.

The effectiveness of the Trademark License Agreement and the Assignment of Accounts Receivable Agreement was conditioned upon Del providing us with proof, satisfactory to us, that (a) Del would be transferring to us under the Assignment of Accounts Receivable Agreement accounts receivable and purchase orders in excess of Four Hundred Thousand Dollars ($400,000) and (b) that Wal*Mart, Inc. would consent to the transactions contemplated under both agreements. Del has not satisfied either of the foregoing conditions and we do not believe that it is likely that Del will be able to satisfy the conditions in the future. Although we have waived the conditions as they relate to the Trademark License Agreement, we have not waived them with respect to the Assignment of Accounts Receivable Agreement. Currently, we are exploring our options in addressing the issues with Del related to the effectiveness and continuation of the Assignment of Accounts Receivable Agreement and Del's payment of our account receivable. Since April 11, 2005, we have accrued approximately $40,000 in royalties under the Trademark License Agreement and offset them against the receivable owed to us by Del. On or about June 15, 2006, we ceased selling products under Del's trademarks, although the Trademark License Agreement will continue in effect until September 30, 2005 unless we extend it for up to two additional 6-month periods or terminate it sooner.

         Measurements of Financial Performance

We focus on several items in order to measure our performance. In the short term (1 to 3 years), we are working towards obtaining positive trends in the following areas:

      o     Operating cash flow

      o     Gross margin in dollars and % of gross sales

      o Operating income excluding certain employment contract expenses and non-cash compensation related to options and warrants

      o EBITDA excluding certain employment contract expenses and non-cash compensation related to options and warrants

      o     Liquidity

      o     Net sales trends (as it relates to consumer demand)

      o Key financial ratios (such as accounts receivable, accounts payable and inventory turnover ratios)

      o     Other operating ratios and statistics

In the long term (over 3 years), we are striving to generate consistent and predictable net sales growth with increased gross margins, while incrementally enhancing net cash flow from operations.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of income and expense during the reporting periods presented. Our significant estimates include the allowance for doubtful accounts receivable, provision for obsolete inventory, valuation of deferred taxes and valuation of compensation expense on options and warrants. Although we believe that these estimates are reasonable, actual results could differ from those estimates given a change in conditions or assumptions that have been consistently applied.

The critical accounting policies used by management and the methodology for estimates and assumptions are as follows:

         Valuation of Accounts Receivable and Chargebacks

We record revenue upon shipment of products to our customers and reasonable assurance of collection on the sale. We generally provide credit terms to customers based on net 30-day terms. We perform ongoing credit evaluations of our accounts receivable balances and based on historical experience, make reserves for anticipated future customer credits for promotions, discounts, spoils, and other reasons. In addition, we evaluate the accounts for potential uncollectible amounts based on a specific identification methodology and record a general reserve for all remaining balances.

Based on the age of the receivable, cash collection history and past dilution in the receivables, we make an estimate of our anticipated bad debt, anticipated future authorized deductions due to current period activity and anticipated collections on non-authorized amounts that customers have currently deducted on past invoices. Actual bad debt expense increased from 1% of gross sales during fiscal 2004 to 3% of gross sales during fiscal 2005 due to the $1,550,000 reserve for Del Sunshine as described under Recent Material Developments. Based on this analysis, we reserved $2,299,000 and $633,000 for known and anticipated future credits and doubtful accounts at March 31, 2005 and 2004, respectively. We believe that this estimate is reasonable, but there can be no assurance that our estimate will not change given a change in economic conditions or business conditions within the food industry, our individual customer base or our Company.

         Inventory

Inventories are valued at the lower of cost or market. Cost is determined using a weighted average, first-in, first out method. We review our inventory valuation each month and write off the inventory related to obsolete and damaged inventory. In addition, we reduce the value of any finished good item to market value when that value is believed to be less than the cost of the inventory.

         Deferred Taxes

Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

         Valuation of Non-Cash Compensation

Prior to April 1, 2003, we accounted for our stock-based employee compensation plans under the accounting provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," (APB No. 25).

Effective April 1, 2003, we elected to record compensation expense measured at fair value for all stock-based payment award transactions on or after April 1, 2003, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." Additionally, we furnish the pro forma disclosures required under SFAS No. 123 and apply SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" on a prospective basis for all stock-based awards on or after April 1, 2003. The fair value of the stock-based award is determined on the date of grant using the Black-Scholes pricing model and is expensed over the vesting period of the related award. The negative impact on diluted earnings per share related to the issuance of employee stock options during the years ended March 31, 2005, 2004 and 2003 was approximately $0.01, $0.03 and $0.55, respectively.

Several management estimates are needed to compute the fair value of the stock-based transactions including anticipated life, risk free interest rates, and volatility of our stock price. Currently, we estimate the life of all awards granted assuming that the award will remain outstanding and not be exercised until the end of its term. This results in the highest possible value of the award. If we were to change our estimate of the anticipated lives to something less than the maximum term, then the fair value expense per share would decrease by approximately $.01 to $.02 per month. If we were to change our estimate of the volatility percentage, the fair value expense per share would change by approximately $.02 per percentage change in the volatility. If we were to change our estimate of the interest rate, the fair value expense per share would change by approximately $.03 per percentage change in the interest rate.

SFAS No. 123 requires that we provide pro-forma information regarding net income
(loss) and earnings (loss) per share amounts as if compensation cost for our employee and director stock-based awards had been determined in accordance with the fair market value method prescribed in SFAS No. 123. We estimated the fair value of each stock-based award at the grant date by using the Black-Scholes pricing model with the following assumptions:

     Year Ended                            March 31, 2005        March 31, 2004        March 31, 2003
                                        ---------------------  --------------------  --------------------
     Dividend Yield                             None                   None                  None
     Volatility                              45% to 46%             41% to 45%            37% to 44%
     Risk Free Interest Rate               3.38% to 4.12%         2.01% to 4.28%        1.71% to 5.03%
     Expected Lives in Months                 60 to 120              36 to 120             60 to 120

In addition to non-cash compensation expense related to new stock-based transactions, we also record non-cash compensation expense in accordance with the Financial Accounting Standards Board Interpretation No. 44 ("FIN 44") related to modifications in stock-based transactions. FIN 44 only relates to original stock-based transactions with our employees and directors that were granted prior to April 1, 2003 that were accounted for under the accounting provisions of APB No. 25.

FIN 44 states that when an option is repriced or there are items that effectively reduce the price of an option, it is treated as a variable option that is marked to market each quarter. Accordingly, any increase in the market price of our common stock over the exercise price of the option that was not previously recorded is recorded as compensation expense at each reporting period. If there is a decrease in the market price of our common stock compared to the prior reporting period, the reduction is recorded as compensation income to reverse all or a portion of the expense recognized in prior periods. Compensation income is limited to the original base exercise price (the intrinsic value) of the options. Each period we record non-cash compensation expense or income related to our analysis on approximately 6.4 million option shares. Assuming that the stock price exceeds the Floor on all the variable option shares, a $0.01 increase or decrease in our common stock price results in an expense or income, respectively, of $64,000. Due to the volatility of the market price of our common stock, we are incapable of predicting whether this expense will increase or decrease in the future.

Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of Accounting Research Bulletin No. 43, Chapter 4." SFAS No. 151 requires that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) be recorded as current period charges and that the allocation of fixed production overheads to inventory be based on the normal capacity of the production facilities. SFAS No. 151 is effective during fiscal years beginning after June 15, 2005, although earlier application is permitted. We believe that the adoption of this Statement will not have a significant impact on our financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123R"), which addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for (a) equity instruments of the company or (b) liabilities that are based on the fair value of the company's equity instruments or that may be settled by the issuance of equity instruments. SFAS No. 123R supercedes APB Opinion No. 25 and amends SFAS No. 95, "Statement of Cash Flows." Under SFAS No. 123R, companies are required to record compensation expense for all share-based payment award transactions measured at fair value as determined by an option valuation model. Currently, we use the Black-Scholes pricing model to calculate the fair value of its share-based transactions. This statement is effective for fiscal years beginning after June 15, 2005. Since we currently recognize compensation expense at fair value for share-based transactions in accordance with SFAS No. 123, we do not anticipate adoption of this standard will have a significant impact on our financial position, results of operations, or cash flows. However, we are still evaluating all aspects of the revised standard.

Results Of Operations

                                                               2005-2004   2004-2003  2005-2004  2004-2003    2005    2004    2003
                                                                   $            $          %          %      %  of   %  of   %  of
12 Months Ending March 31,   2005        2004        2003       Change       Change     Change     Change    Sales   Sales   Sales
----------------------------------------------------------------------------------------------------------------------------------
Net Sales                 44,510,487  36,176,961  40,008,769   8,333,526   (3,831,808)   23.0%      -9.6%   100.0%  100.0%  100.0%
Cost of Goods Sold        34,736,594  24,864,289  28,080,188   9,872,305   (3,215,899)   39.7%     -11.5%    78.0%   68.7%   70.2%
                          ---------------------------------------------------------------------------------------------------------
Gross Margin               9,773,893  11,312,672  11,928,581  (1,538,779)    (615,909)  -13.6%      -5.2%    22.0%   31.3%   29.8%
                          =========================================================================================================

         Net Sales

The following chart sets forth the percentage of net sales derived from our product brands during the fiscal years ended March 31, 2005, 2004 and 2003:

                             Percentage of Net Sales
                           Fiscal Year Ended March 31,

Brand                                  2005              2004             2003
--------------------------------------------------------------------------------
Veggie(TM)                             47.5%             59.6%            61.5%
Private Label, Imitation & Other       36.2%             22.5%            20.9%
Rice(TM)                                6.6%              8.1%             7.2%
Veggy (TM)                              4.7%              6.2%             6.7%
Wholesome Valley(R) Organic             3.2%              1.1%             1.1%
Vegan(TM)                               1.8%              2.5%             2.6%

Net sales for fiscal 2005 increased by 23% over net sales for fiscal 2004 primarily due to increased sales in private label and Wholesome Valley(R) Organic products. During fiscal 2005, we had one new private label customer that accounted for approximately 12% of net sales. This customer accounted for nearly 65% of the increase in fiscal 2005 sales. However, we are no longer selling to this customer due to a shift in sales between customers (See Del Sunshine LLC under Recent Material Developments for further details). Private label and imitation sales consist primarily of products that generate high sales volumes but lower gross margins.

Certain key initiatives and tactical actions implemented by our Company during fiscal 2005 have helped counter some of the market factors that negatively impacted the business in fiscal 2004 as described below. Such key initiatives and tactical actions included, but were not limited to, the following:

      o Created and communicated a new more meaningful brand position for our flagship Veggie(TM) Brand and added new products. The recent focus is to highlight the superior nutritional factors such as cholesterol and trans-fat free, as well as targeting a broader universe of consumers. We are attempting to attract incremental users by convincing prior users and light users of conventional cheese that the Veggie(TM) brand items can satisfy their needs with great tasting nutrition. This is a departure from our past product positioning where physiological and medical requirements were a key driver in why consumers should buy the "healthy alternatives."

      o Improved product quality in terms of taste, color, aroma, and texture of our Veggie(TM) and Rice slices product line.

      o Secured certain contract manufacturing opportunities, which we previously turned away or did not pursue in prior years due to cash constraints. This enabled us to better utilize some of our excess production capacity. We increased our contract manufacturing activities by nearly 331%, which resulted in a 19% increase in sales during fiscal 2005 compared to fiscal 2004. Our contract manufacturing activities relate primarily to products that generate lower margins. As we added additional contract manufacturing business to our product mix, our gross margin percentage has decreased.

      o Shifted the emphasis and resource allocation of our marketing strategy from vendor promotions (retailer publications/flyers featuring price reductions and on-shelf temporary price reductions) to increase sales through consumer advertising (in TV, magazine, and event sponsorship) and consumer promotions (for example, on-pack "cents off" coupons, "cents off" coupons delivered via newspapers, in-store product sampling, product benefit communication at the point of purchase/shelf). We saw an increase in sales through our consumer advertising and promotions, which highlighted and communicated the benefits of our products to meet the consumer demand for low carbohydrate and high protein products. This was a significant strategy shift from past fiscal years and is based upon retail consumption data purchased from IRI (Information Resources Incorporated) that indicates increased sales potential from consumer focused marketing efforts versus similar dollars being spent toward price related vendor advertising and promotions. We experienced an average 17% increase in sales in those markets where there were consumer- advertising promotions.

During fiscal 2004, sales declined from fiscal 2003 levels due to several market factors that had a negative affect on our business. First, consumers' eating habits changed with the publicly recognized trend toward low-carbohydrate meal preparation during all meals (breakfast, lunch, snack, and dinner). This led to decreased consumption of high-carbohydrate items such as bread and those complimentary items such as our cheese slices. Second, the number of consumers shopping in the retail grocery and natural food stores was down versus fiscal 2003 due to the further national emergence and presence of Wal*Mart superstores and other similar superstores that include extensive grocery operations. Third, the Veggie(TM) brand sales were down due to the Southern California retail grocery labor strike that occurred during fiscal 2004, but has since been resolved.

We anticipate that our direct sales to Wal*Mart will increase from 2% of sales in fiscal 2005 to 10% to 15% of sales in fiscal 2006. This increase is due to a shift in sales between customers rather than an increase in product sales. Prior to fiscal 2006, we produced certain private label products for Del Sunshine who then sold the product to Wal*Mart. Del Sunshine accounted for 12% of sales in fiscal 2005. In fiscal 2006, we began selling these products directly to Wal*Mart instead of through Del Sunshine (See Del Sunshine LLC under Recent Material Developments for further details).

Based on our current projections, we anticipate continued double-digit growth in sales through improved distribution and penetration of our core brands into the mainstream consumer markets.

         Cost of Goods Sold

Cost of goods sold increased from 70% and 69% of net sales in fiscal 2003 and fiscal 2004 to 78% of net sales in fiscal 2005. This 9% increase in cost of goods sold was primarily due to rising raw material costs. Of this 9% increase in cost of goods sold in relation to net sales, 6% was a direct result of higher key raw material costs (including primarily casein, and to a lesser extent packaging and film supplies) and the balance of the increase was due to the addition of certain private label items that were sold at a lower margin resulting in a higher cost in relation to net sales.

The principal raw material used by our Company is casein, which accounted for approximately 65% of our raw material purchases in fiscal 2005. As casein is a significant component of our product formulation, we are vulnerable to short-term and long-term changes in casein pricing, which at times has been volatile.

We experienced a 32% increase in average casein prices in fiscal 2005 compared to average casein prices in fiscal 2004, which resulted in an increase in cost of goods of approximately $2.7 million. In fiscal 2006, we are continuing to experience high casein prices, the averages of which are approximately 31% higher than the average prices for fiscal 2005. Based on current pricing trends with our suppliers, we believe that casein prices will remain at historical highs at least through September 30, 2005. Every 10% increase in casein prices over the fiscal 2005 average will result in an annual cost increase of approximately $1,100,000 assuming the same amount of pounds purchased as in fiscal 2005. Casein prices are still high due to greater worldwide demand, as well as lower foreign government subsidies and the decline in the US Dollar value versus the Euro. In order to offset the high casein costs, we are incorporating alternative formula modifications that maintain the integrity of our product benefits as well as reducing costs in several other raw materials and operational labor categories. We have also passed along some of the increased costs to our customers during fiscal 2005 and will implement additional price increases as appropriate. However, these price increases often cannot be passed on to the customers at the same time or in proportion to the increase in our costs and therefore, we experience lower margins on the sales of our products.

We monitor our costs and production efficiencies through various ratios including pounds produced per hour and cost per pound sold and use these ratios to make decisions in purchasing, production and setting sales prices.

In fiscal 2006, we expect our gross profit percentage to improve over the fiscal 2005 levels despite the continued increases in raw material costs because we have implemented price increases on some of our products, additional sales growth is expected in our higher margin products and we have eliminated certain low margin private label manufacturing accounts.

                                                               2005-2004   2004-2003  2005-2004  2004-2003    2005    2004    2003
                                                                   $            $          %          %      %  of   %  of   %  of
12 Months Ending March 31,   2005        2004        2003       Change       Change     Change     Change    Sales   Sales   Sales
----------------------------------------------------------------------------------------------------------------------------------
Gross Margin               9,773,893  11,312,672  11,928,581   (1,538,779)    (615,909)    -13.6%     -5.2%  22.0%   31.3%   29.8%
                          --------------------------------------------------------------------------------------------------------

Operating Expenses:
Selling                    5,148,426   4,981,996   4,958,272      166,430       23,724       3.3%      0.5%  11.6%   13.8%   12.4%
Deliver                    2,307,166   1,877,682   2,008,638      429,484     (130,956)     22.9%     -6.5%   5.2%    5.2%    5.0%
Non-cash compensation
related to stock based
transactions (2)             834,746     651,273  (2,906,762)     183,473    3,558,035      28.2%   -122.4%   1.9%    1.8%   -7.3%
Employment contract
expense (3)                  444,883   1,830,329          --   (1,385,446)   1,830,329     -75.7%       na    1.0%    5.1%    0.0%
General and
administrative             3,970,690   3,303,030   3,570,889      667,660     (267,859)     20.2%     -7.5%   8.9%    9.1%    8.9%
(Gain)Loss on disposal
of assets                     (4,500)      8,519      47,649      (13,019)     (39,130)   -152.8%    -82.1%   0.0%    0.0%    0.1%
Research and development     309,054     260,410     232,552       48,644       27,858      18.7%     12.0%   0.7%    0.7%    0.6%
                          --------------------------------------------------------------------------------------------------------
Total operating expenses  13,010,465  12,913,239   7,911,238       97,226    5,002,001       0.8%     63.2%  29.2%   35.7%   19.8%
                          --------------------------------------------------------------------------------------------------------
Income (Loss) from
Operations                (3,236,572) (1,600,567)  4,017,343   (1,636,005)  (5,617,910)    102.2%   -139.8%  -7.3%   -4.4%   10.0%

Non-cash compensation
related to stock based
transactions (2)             834,746     651,273  (2,906,762)     183,473    3,558,035      28.2%   -122.4%   1.9%    1.8%   -7.3%
Employment contract
expense (3)                  444,883   1,830,329          --   (1,385,446)   1,830,329     -75.7%       na    1.0%    5.1%    0.0%
                          --------------------------------------------------------------------------------------------------------
Operating Income (Loss),
As Adjusted (1) (4) (a
non-GAAP measure)         (1,956,943)    881,035   1,110,581   (2,837,978)    (229,546)   -322.1%    -20.7%  -4.4%    2.4%    2.8%
                          ========================================================================================================

(1) We utilize certain non-GAAP measures such as Operating Income, as adjusted, Net Income, as adjusted and EBITDA, as adjusted, because they provide useful information to management, lenders and investors in order to accurately review our current on-going operations and business trends related to our financial condition and results of operations. Additionally, these measures are key factors upon which we prepare our budgets and forecasts, calculate bonuses, and evaluate loan covenants. These non-GAAP measures are not in accordance with, or an alternative for, generally accepted accounting principles and may be different from non-GAAP measures reported by other companies.

(2) In our determination of non-GAAP measures, we exclude the non-cash compensation related to stock-based transactions because we believe that this item does not accurately reflect our current on-going operations. Many times non-cash compensation is calculated based on fluctuations in our stock price, which can skew the financial results dramatically up and down. The price of our common shares as traded on AMEX is outside our control and typically does not reflect our current operations. Additionally, this item is excluded by our lenders when calculating compliance with loan covenants.

(3) In our determination of non-GAAP measures, we exclude the employment contract expenses related to Angelo S. Morini and Christopher J. New because we believe that these items do not reflect expenses related to our current on-going operations. Additionally, these items are excluded by our lenders when calculating compliance with loan covenants.

(4)      Operating  Income  (Loss),  as  adjusted,  has declined in the past two years due to less dollars contributed by gross margin as discussed above under sales and cost of goods sold and due to a large bad debt expense in fiscal 2005 as discussed below under general and administrative. We anticipate that operating income, as adjusted will increase in the future so that current operations support our business objectives and growth plans.

         Selling

We have experienced higher selling expenses primarily due to the increase in marketing efforts. During fiscal 2005, we increased our marketing costs by approximately $190,000 over fiscal 2004, but shifted our marketing efforts from trade promotions to consumer advertising. The large consumer advertising costs were primarily related to a strategic television campaign, which was undertaken to promote our Veggie(TM) products during the second and third quarter of fiscal 2005. During fiscal 2004, advertising costs also increased by approximately $414,000, because these costs were limited in fiscal 2003 due to the prior financial constraints of our Company. During fiscal 2004, we noted a decrease of approximately $298,000 in brokerage costs and $117,000 in promotional costs, which corresponded to the decrease in sales in fiscal 2004 from fiscal 2003. We expect selling expenses for fiscal 2006 to be higher in dollars due to increased sales, but stable or slightly lower as a percentage of net sales as the fixed expenses of the selling category do not increase in direct proportion to sales. We sell our products through our internal sales force and an independent broker network.

         Delivery

Delivery expense is primarily a function of sales, and has remained consistent at approximately 5% of net sales. We anticipate that delivery costs will increase in the future periods due to higher fuel prices and surcharges charged by the transportation companies, but as sales continue to increase, we anticipate that the delivery expense will remain between 5% and 6% of net sales.

After the transfer of all production and distribution of our products to Schreiber by November 2005, we expect our delivery expenses to decrease significantly as a result of an agreed upon delivery price per pound of product with Schreiber that is lower than our current delivery cost per pound of product.

                                                                        2005-2004   2004-2003     2005    2004    2003
                                                                            $            $       %  of   %  of   %  of
12 Months Ending March 31,        2005        2004        2003           Change       Change     Sales   Sales   Sales
----------------------------------------------------------------------------------------------------------------------
Stock-based award
issuances(a)                     619,097      643,272      153,238       (24,175)      490,034     1.4%   1.8%   0.4%
Option modifications under
APB 25 awards(b)                 215,649        8,001           --       207,648         8,001     0.5%   0.0%   0.0%
Notes receivable for common
stock(c)                              --           --   (3,060,000)           --     3,060,000     0.0%   0.0%  -7.6%
                                --------------------------------------------------------------------------------------
Non-cash compensation
related to stock based
transactions                     834,746      651,273   (2,906,762)      183,473     3,558,035     1.9%   1.8%  -7.3%
                                ======================================================================================

         Non-Cash Compensation Related to Stock-Based Transactions

Effective April 1, 2003, we elected to record compensation expense measured at fair value for all stock-based payment award transactions on or after April 1, 2003 under the provisions of FAS 123. Prior to April 1, 2003, we only recorded the fair value of stock-based awards granted to non-employees or non-directors under the provisions of FAS 123. The fair value of the stock-based award is determined on the date of grant using the Black-Scholes pricing model and is expensed over the vesting period of the related award. Prior to April 1, 2003, we accounted for its stock-based employee and director compensation plans under the accounting provisions of APB No. 25 as interpreted by FASB Interpretation No. 44 ("FIN 44"). Any modifications of fixed stock options or awards granted to employees or directors originally accounted for under APB No. 25 may result in additional compensation expense under the provisions of FIN 44. FIN 44 covers specific events that occurred after December 15, 1998 and was effective as of July 1, 2000.

In accordance with the above accounting standards, we calculate non-cash compensation related to its securities in our Statements of Operations on three primary items:

     a.  Stock-Based Award Issuances

     During the fiscal years ended March 31, 2005, 2004, and 2003, we recorded $619,097, $643,272 and $153,238, respectively, as non-cash compensation expense related to stock-based transactions that were issued to and vested by employees, officers, directors and consultants. This expense was computed in accordance with SFAS No. 123 only for stock-based transactions awarded to consultants prior to April 1, 2003 and for all stock-based transactions awarded on or after April 1, 2003.

     b. Option Modifications for Awards granted to Employees or Directors under APB No. 25

     On October 11, 2002, we repriced all outstanding options granted to employees prior to October 11, 2002 (4,284,108 shares at former prices ranging from $2.84 to $10.28) to the market price of $2.05 per share. Prior to the repricing modification, the options were accounted for as a fixed award under APB No. 25. In accordance with FIN 44, the repricing of the employee stock options requires additional compensation expense to be recognized and adjusted in subsequent periods for changes in the price of our common stock that are in excess of the $2.05 stock price on the date of modification (additional intrinsic value). If there is a decrease in the market price of our common stock compared to the prior reporting period, the reduction is recorded as compensation income to reverse all or a portion of the expense recognized in prior periods. Compensation income is limited to the original base exercise price (the intrinsic value) of the options. This variable accounting treatment for these modified stock options began with the quarter ended December 31, 2002 and such variable accounting treatment will continue until the related options have been cancelled, expired or exercised. There are 3,499,841 outstanding modified stock options remaining as of March 31, 2005.

     We recorded non-cash compensation expense of $193,649 and $8,001 related to these modified options for the years ended March 31, 2005 and March 31, 2004. There was no non-cash compensation expense recorded for the year ended March 31, 2003, as the market price of our stock at the end of the period was less than the $2.05 intrinsic value of the modified options.

     In connection with a Separation and Settlement Agreement dated July 8, 2004 between our Company and Mr. New (as further described under Item 11), we agreed that Mr. New's stock option rights under that certain Non-Qualified Stock Option Agreement dated December 5, 2002 (for 25,000 shares at an exercise price of $1.67 per share) and that certain Non-Qualified Stock Option Agreement dated July 16, 2001 (for 100,000 shares at an exercise price of $2.05 per share) would continue in full force and effect as if he were still employed by our Company. The stock price on the date of the modification was $2.15. In accordance with FIN 44 for modifications that renew or increase the life on existing options, we recorded $22,000 as additional non-cash compensation expense in the fiscal year ended March 31, 2005.

     c.  Notes Receivable for Common Stock

     In June 1999, in connection with an amended and restated employment agreement for Angelo S. Morini, our Company's Founder, we consolidated two full recourse notes receivable ($1,200,000 non-interest bearing from November 1994 and $11,572,200 bearing interest at 7% from October 1995) related to the exercise of 2,914,286 shares of our common stock into a single non-recourse and non-interest bearing note receivable in the amount of $12,772,200 that is due on June 15, 2006. This single consolidated note is secured by the 2,914,286 shares that were exercised. Due to the modification of the note terms from recourse to non-recourse, we account for the note as if it was a newly issued option per EITF 95-16, "Accounting for Stock Compensation Arrangements with Employer Loan Features under APB Opinion No. 25," and due to the modification from interest bearing to non-interest bearing, the option is treated as variable and marked to market each period. The intrinsic value for the underlying shares is $4.38 per share. There was no non-cash compensation expense or reversal of expense recorded for the years ended March 31, 2005 and 2004, as the market price of our stock was less than the $4.38 intrinsic value of the shares at the beginning and end of the periods. We recorded non-cash compensation income of $3,060,000 for the year ended March 31, 2003 to reflect the decrease in the market price of our common stock from $5.43 at March 31, 2002 to $1.87 at March 31, 2003. We did not record any further non-cash compensation income once the stock price fell below the $4.38 intrinsic value.

         Employment Contract Expense

In connection with a Separation and Settlement Agreement dated July 8, 2004 between our Company and Christopher J. New (as further described under Item 11), we accrued and expensed $444,883 as the two-year cost of this agreement under employment contract expense in the second quarter of fiscal 2005. As of March 31, 2005, the remaining balance accrued was $287,253 ($220,218 in short-term liabilities and $67,035 in long-term liabilities).

In October 2003, our Company and Angelo S. Morini entered into a Second Amended and Restated Employment Agreement (as further described under Item 11). In connection with this agreement, we accrued and expensed the five-year cost of this agreement as employment contract expense in the third quarter of fiscal 2004. The total estimated costs expensed under this agreement are $1,830,329 of which $1,292,575 remained unpaid but accrued ($366,305 as short-term liabilities and $926,270 as long-term liabilities) as of March 31, 2005. The long-term portion will be paid out in nearly equal monthly installments ending in October 2008.

         General and administrative

During fiscal 2005, we noted an increase of nearly $670,000 in expenses compared to fiscal 2004. This increase is the net effect of approximately a $1.6 million increase in bad debt expense (see Del Sunshine LLC under Recent Material Developments for further details) and decreases in personnel costs and professional fees for legal and audit services. Personnel costs declined nearly $250,000 due to the change in the employment status of Angelo S. Morini per the amended employment agreement in October 2003. Additionally, legal fees decreased in fiscal 2005 due to the settlement of the Schreiber lawsuit in May 2004 and the completion of the financial restructuring in early fiscal 2004.

During fiscal 2004, there was an increase of approximately $132,000 in legal fees due to the Schreiber lawsuit, refinancing activities and additional reporting requirements during fiscal 2004. Additionally, we had an increase of approximately $183,000 in director and related insurance expenses due to the expanded Board of Directors and their activities in fiscal 2004. These increases were offset by decreases of approximately $115,000 in consulting fees, $106,000 in personnel costs, $67,000 in bad debt write-offs, $50,000 in bank charges, $44,000 in audit fees, and general allocation costs such as rent, depreciation and telephone charges of approximately $200,000.

General and administrative expenses averaged 9% of net sales for the past three years. We anticipate that in fiscal 2006 general and administrative expenses will be lower both in dollars and as a percentage of sales due to the non-recurrence of large bad debt write-offs and to increasing sales levels without the need for an incremental increase in administrative costs.

         Research and development

Research and development expenses increased each year primarily as a result of an increase in research and development personnel costs. We anticipate that there may be a significant increase in research and development expenses in fiscal 2006 due to an increase in the number of personnel.

         Interest

Interest expense decreased $231,629 or 17% in fiscal 2005. The decrease in fiscal 2005 compared to fiscal 2004 resulted primarily due to the elimination of interest on a mezzanine loan from FINOVA Mezzanine Capital that was recorded in the first two months of fiscal 2004 and lower lender fees charged on our debt facilities in fiscal 2005. We are incurring and anticipate increased interest expense during fiscal 2006 compared to fiscal 2005 due to increases in the floating interest used by our lenders which are based on prevailing market interest rates.

Interest expense decreased $1,561,609 or 53% in fiscal 2004. During fiscal 2003, we amortized to interest expense $614,230 related to debt discounts on its prior mezzanine loan from FINOVA Mezzanine Capital, Inc. This non-cash amortization ended in September 2002 and did not occur during fiscal 2004. We also noted a decrease in loan costs of approximately $413,722 in fiscal 2004 due to the lower fees charged under the Textron credit facility compared to the FINOVA credit facility. The remaining decrease in interest expense was the result of lower debt balances, and lower interest rates on the outstanding debt balances partly due to a reduction in the average prime rate during fiscal 2004 compared to fiscal 2003. See "Debt Financing" below for further detail on our outstanding debts and interest rates thereon.

Assuming the consummation of the Asset Purchase Agreement as discussed under Recent Material Developments, we expect that our debt to Wachovia Bank will be paid in full and there will be a significant reduction in interest expense due to lower debt balances in fiscal 2006 as compared to fiscal 2005.

EBITDA, As Adjusted:
                                                                                        2005-2004      2004-2003
                                                                                            $              $
12 Months Ending March 31,                   2005            2004            2003        Change         Change
------------------------------------------------------------------------------------------------------------------
Income (Loss) from Operations             (3,236,572)    (1,600,567)     4,017,343     (1,636,005)    (5,617,910)
                                       ---------------------------------------------------------------------------

Other Income (Expense), Net
Interest expense, net                     (1,129,977)    (1,361,606)    (2,923,215)       231,629      1,561,609
Other                                             --             --        (60,000)            --         60,000
                                       ---------------------------------------------------------------------------
Total                                     (1,129,977)    (1,361,606)    (2,983,215)       231,629      1,621,609
                                       ---------------------------------------------------------------------------

NET INCOME (LOSS)                         (4,366,549)    (2,962,173)     1,034,128     (1,404,376)    (3,996,301)

Non-cash compensation related to stock
based transactions (2)                       834,746        651,273     (2,906,762)       183,473      3,558,035

Employment contract expense (3)              444,883      1,830,329             --     (1,385,446)     1,830,329
                                       ---------------------------------------------------------------------------
NET INCOME (LOSS), As Adjusted (1)
(a non-GAAP measure)                      (3,086,920)      (480,571)    (1,872,634)    (2,606,349)     1,392,063
Interest expense, net                      1,129,977      1,361,606      2,923,215       (231,629)    (1,561,609)
Depreciation and amortization              2,172,566      2,205,053      2,273,349        (32,487)       (68,296)
                                       ---------------------------------------------------------------------------
EBITDA, As Adjusted (1) (a non-GAAP
measure)                                     215,623      3,086,088      3,323,930     (2,870,465)      (237,842)
                                       ===========================================================================


EBITDA, As Adjusted:
                                       2005-2004   2004-2003    2005       2004        2003
                                           %           %          %          %           %
12 Months Ending March 31,               Change      Change    of Sales   of Sales   of Sales
----------------------------------------------------------------------------------------------
Income (Loss) from Operations             102.2%     -139.8%     -7.3%      -4.4%        10.0%
                                       -------------------------------------------------------

Other Income (Expense), Net
Interest expense, net                     -17.0%      -53.4%     -2.5%      -3.8%        -7.3%
Other                                         na     -100.0%      0.0%       0.0%        -0.1%
                                       -------------------------------------------------------
Total                                     -17.0%      -54.4%     -2.5%      -3.8%        -7.5%
                                       -------------------------------------------------------

NET INCOME (LOSS)                          47.4%     -386.4%     -9.8%      -8.2%         2.6%

Non-cash compensation related to stock
based transactions (2)                     28.2%     -122.4%      1.9%       1.8%        -7.3%

Employment contract expense (3)           -75.7%          na      1.0%       5.1%         0.0%
                                       -------------------------------------------------------
NET INCOME (LOSS), As Adjusted (1)
(a non-GAAP measure)                      542.3%      -74.3%     -6.9%      -1.3%        -4.7%
Interest expense, net                     -17.0%      -53.4%      2.5%       3.8%         7.3%
Depreciation and amortization              -1.5%       -3.0%      4.9%       6.1%         5.7%
                                       -------------------------------------------------------
EBITDA, As Adjusted (1) (a non-GAAP
measure)                                  -93.0%       -7.2%      0.5%       8.5%         8.3%
                                       =======================================================

(1) We utilize certain non-GAAP measures such as Operating Income, as adjusted, Net Income, as adjusted and EBITDA, as adjusted, because they provide useful information to management, lenders and investors in order to accurately review our current on-going operations and business trends related to our financial condition and results of operations. Additionally, these measures are key factors upon which we prepare our budgets and forecasts, calculate bonuses, and evaluate loan covenants. These non-GAAP measures are not in accordance with, or an alternative for, generally accepted accounting principles and may be different from non-GAAP measures reported by other companies.

(2) In our determination of non-GAAP measures, we exclude the non-cash compensation related to options and warrants because we believe that this item does not accurately reflect our current on-going operations. Non-cash compensation is calculated based on fluctuations in our stock price, which can skew the financial results dramatically up and down. The price of our common shares as traded on AMEX is outside our control and typically does not reflect our current operations. Additionally, these items are excluded by our lenders when calculating compliance with loan covenants.

(3) In our determination of non-GAAP measures, we exclude the employment contract expenses related to Angelo S. Morini and Christopher J. New because we believe that these items do not reflect expenses related to our current on-going operations. Additionally, these items are excluded by our lenders when calculating compliance with loan covenants.

(4) EBITDA, as adjusted, has declined in the past two years due to less dollars contributed by gross margin as discussed above under sales and cost of goods sold and due to a large bad debt expense in fiscal 2005 as discussed above under general and administrative. We anticipate that EBITDA, as adjusted, will increase in the future as margins improve and general and administrative expense decreases.

Liquidity And Capital Resources

         Cash Flows from Operating Activities and Investing Activities

                                                                               2005-2004     2004-2003
12 Months Ending March 31,              2005         2004          2003        $ Change       $ Change
-------------------------------------------------------------------------------------------------------
Cash from operating activities         779,746     2,236,350     1,175,875    (1,456,604)    1,060,475
Cash used in investing activities      (65,002)     (231,778)     (100,026)      166,776      (131,752)
Cash used in financing activities     (602,641)   (1,556,491)   (1,074,419)      953,850      (482,072)
                                       ----------------------------------------------------------------
Net increase in cash                   112,103       448,081         1,430      (335,978)      446,651
                                       ================================================================

During the past three fiscal years, we have achieved positive cash flow from operations. This was achieved mainly through higher sales volumes in fiscal 2005 and improved margins on sales in fiscal 2003 and fiscal 2004 compared to fiscal 2002. In fiscal 2005, we noted a 65% decrease in cash from operating activities compared to fiscal 2004. This was primarily attributable to an approximate 17% increase in net accounts receivable associated with our increase in sales. This increase in cash used was offset by further reductions in inventory levels and increases in accounts payable. We are continually reviewing our collection practices, payment terms to vendors and inventory levels in order to maximize cash flow from operations.

Cash used in investing activities primarily relates to our purchase of office and manufacturing equipment in each fiscal year. Additionally, we noted an increase in cash from investing activities due to decreases in our deposits and other assets in fiscal 2005. We do not anticipate any large capital expenditures during fiscal 2006.

We expect to maintain positive cash flows from ongoing operations during fiscal 2006. However, we anticipate a decrease in cash flow as we begin to outsource our production late in the second quarter of fiscal 2006. We will need additional cash to build up finished good inventory levels to maintain standard orders to customers and to pay one-time costs associated with the transition such as severance arrangements, and contract and lease cancellation fees. Based on current projections, we expect that much of the additional cash requirements, if not all, will come from the sale of our usable raw materials and packaging inventory and production equipment to Schreiber in the third quarter of fiscal 2006.

                      Cash Flows From Financing Activities

12 Months Ending March 31,                2005          2004          2003
--------------------------------------------------------------------------------
Net borrowings (payments) on line of
credit and bank overdrafts                853,202    (1,485,893)     (625,561)

Issuances of debt                              --     2,000,000       500,000

Payments of debt and capital leases    (1,417,103)   (6,226,625)   (2,434,741)

Issuances of stock                      2,240,948     4,156,027     1,485,883

Redemption of preferred stock          (2,279,688)           --            --
                                      ------------------------------------------
Cash used in financing activities        (602,641)   (1,556,491)   (1,074,419)
                                      ==========================================

During  fiscal  2005,  we increased  our line of credit with  Textron  Financial
Corporation to primarily fund our business growth. Additionally, we issued 2,000,000 shares of our common stock for aggregate gross proceeds of $2,300,000. These proceeds were then used to redeem the remaining 30,316 Series A convertible preferred shares held by the holders of such Series A convertible preferred shares for a total price of $2,279,688. See "Equity Financing" below for further details.

During fiscal 2004, we refinanced all of our credit facilities that were in existence at the end of fiscal 2003. This refinancing was accomplished through the payment of $4,000,000 to FINOVA Mezzanine by renewing and increasing our loan with Wachovia Bank by $2,000,000 and through $3,850,000 in private placement equity financings. Additionally, we replaced FINOVA Capital Corporation with Textron Financial Corporation as our new asset based lender. This financial restructuring improved our operations and financial position and reduced interest expense nearly $1.6 million during fiscal 2004. The remaining proceeds from the refinancing were used for operations and to further reduce our accounts payable and debt balances.

During fiscal 2003, we received loan proceeds from Excalibur Limited Partnership in the amount of $500,000 in cash. The proceeds of which were used to pay down a portion of our outstanding debt under our term loan from Wachovia Bank. In addition, we raised $1,500,000 through the issuance of common stock to Stonestreet Limited Partnership. These proceeds were used to pay off our term loan from Excalibur Limited Partnership and for working capital purposes. We used our cash from operating activities to reduce the balance of our outstanding debt under our line of credit from FINOVA Capital and to pay down our term loan with Wachovia Bank.

         Debt Financing

On May 27, 2003, we obtained from Textron Financial Corporation ("Textron") a revolving credit facility (the "Textron Loan") with a maximum principal amount of $7,500,000 pursuant to the terms and conditions of a Loan and Security Agreement dated May 27, 2003 (the "Textron Loan Agreement"). The Textron Loan is secured by our inventory, accounts receivable and all other assets. Generally, subject to the maximum principal amount, which can be borrowed under the Textron Loan and certain reserves that must be maintained during the term of the Textron Loan, the amount available under the Textron Loan for borrowing by our Company from time to time is equal to the sum of (i) 85% of the net amount of its eligible accounts receivable plus (ii) 60% of our eligible inventory not to exceed $3,500,000. Advances under the Textron Loan bear interest at a variable rate, adjusted on the first (1st) day of each month, equal to the prime rate plus 1.75% per annum (7.5% at March 31, 2005) calculated on the average cash borrowings for the preceding month. The initial term of the Textron Loan ends on May 26, 2006, but this loan automatically renews for additional one-year periods unless terminated by our Company or Textron through a written notice 90-days prior thereto or as otherwise provided in the loan agreement. As of March 31, 2005, the outstanding principal balance on the Textron Loan was $5,458,479.

The Textron Loan Agreement contains certain financial and operating covenants. As of March 31, 2005, we failed to comply with certain requirements and financial covenants in the Textron Loan Agreement. We fell below the fixed charge ratio and the adjusted tangible net worth financial covenant ratios primarily because of a large bad debt reserve and inventory write off related to one of our customers in March 2005, as discussed under Del Sunshine LLC in Recent Material Developments. On April 29, 2005, Textron also determined that the credit risk increased substantially enough to downgrade our accounts receivable with respect to such customer and deemed such accounts receivable as ineligible for purposes of calculating our borrowing base under the Textron Loan. This action by Textron placed our balance owed into an over-advance position with respect to the Textron Loan. As a result, effective as of April 29, 2005, our interest rate on the Textron Loan was increased from Prime plus 1.75% to Prime plus 4.75%.

On June 3, 2005, we executed a fourth amendment to the Textron Loan that provided a waiver of all the existing defaults for the fiscal quarters ended December 31, 2004 and March 31, 2005 and amended the fixed charge coverage ratio and the adjusted tangible net worth requirements for periods after March 31, 2005. Additionally, the fourth amendment allowed the Textron Loan to be in an over-advance position not to exceed $750,000 until July 31, 2005. In exchange for the waiver and amendments, our interest rate would remain at Prime plus 4.75% on the Textron Loan and we paid a fee of $50,000 in four weekly installments of $12,500.

On June 16, 2005, we used a portion of the proceeds from the warrant exercises by BH Capital Investments L.P., Excalibur Limited Partnership and Mr. Frederick
A. DeLuca (as described under Equity Financing below) to satisfy the $750,000 over-advance with Textron. In connection with the satisfaction of the over-advance, we agreed to immediately terminate Textron's obligation to permit any over-advances under the Textron Loan, which obligation was to expire on July 31, 2005. With the termination of the over-advance facility, the interest rate on the Textron Loan returned to its prior level of Prime plus 1.75% (7.75% as of June 16, 2005). In July 2005, Textron will review our financial forecasts that reflect the outsourcing arrangement (as described under the Schreiber Transactions in Recent Material Developments above) and will evaluate whether any further amendments to our loan agreement will be required. Until such time, they have reduced our borrowing availability under our line by $200,000. However, there is no guarantee if or when they will lift this restriction on our borrowing availability. Additionally, we may experience future credit tightening by Textron by virtue of reserves they may require, receivables they may deem ineligible or other rights they have under the Textron Loan Agreement.

Simultaneous with the closing of the Textron Loan in May 2003, Wachovia Bank, N.A. successor by merger to SouthTrust Bank ("Wachovia"), extended our Company a new term loan in the principal amount of $2,000,000. This loan was consolidated with our March 2000 term loan with Wachovia, which had a then outstanding principal balance of $8,131,985 for a total term loan amount of $10,131,985. This term loan is secured by all of our equipment and certain related assets. The balance outstanding on the term loan as of March 31, 2005 is $8,241,985.

On June 30, 2005, we entered into a Loan Modification Agreement with Wachovia regarding our term loan. The agreement modified the following terms of the loan:
1) the loan will mature and be payable in full on July 31, 2006 instead of June 1, 2009; 2) the principal payments will remain at $110,000 per month with accrued interest at Wachovia's Base Rate plus 1% instead of increasing to $166,250 on July 1, 2005 as provided by the terms of the promissory note evidencing the loan; and 3) all covenants related to our tangible net worth, total liabilities to tangible net worth, and maximum funded debt to EBITDA ratios are waived and our compliance with such covenants is not required through the maturity of the loan on July 31, 2006. In connection with the agreement, we agreed to pay $60,000, of which $30,000 was paid upon execution of the agreement and $30,000 is due on August 1, 2005. As required by the terms of the agreement, if we sell our equipment as discussed under the Schreiber Transactions in Recent Material Developments above, the loan will be due and payable in full at the time of sale.

The Wachovia term loan contains certain financial and operating covenants. We fell below the requirement for the tangible net worth covenant for the quarter ended March 31, 2005 and the requirement for the maximum funded debt to EBITDA ratio for the year ended March 31, 2005. In accordance with the Loan Modification Agreement referenced above, Wachovia agreed to waive compliance on the covenants for the periods ended March 31, 2005 and through the maturity of the loan on July 31, 2006.

         Equity Financing

On April 6, 2001, in accordance with an exemption from registration under Regulation D promulgated under the Securities Act of 1933, as amended, we received from BH Capital Investments L.P. and Excalibur Limited Partnership ("BH Capital and Excalibur") proceeds of approximately $3,082,000 less costs of $181,041 for the issuance of 72,646 shares of our Series A convertible preferred stock with a face value of $3,500,000 and warrants to purchase up to 500,000 shares of our common stock. The holders of our Series A convertible preferred stock had the right to receive on any outstanding Series A convertible preferred stock a ten percent (10%) stock dividend on the shares, payable one year after the issuance of such preferred stock, and an eight percent (8%) stock dividend for the subsequent three years thereafter, payable in either cash or shares of preferred stock. The Series A convertible preferred stock was subject to certain designations, preferences and rights set forth in our Restated Certificate of Incorporation, including the right to convert such shares into shares of common stock at any time, at a current conversion rate (subject to appropriate adjustment for stock splits, stock dividends, recapitalizations and other events) of the number of shares of common stock for each share of Series A convertible preferred stock equal to the quotient of $48.18, plus all accrued dividends that are then unpaid for each share of the Series A convertible preferred stock divided by the lesser of (x) $1.75 or (y) 95% of the average of the two lowest closing bid prices of our common stock on the American Stock Exchange out of the fifteen trading days immediately prior to conversion.

Prior to October 6, 2004, BH Capital and Excalibur had converted 32,052 shares of the Series A convertible preferred stock plus accrued dividends, into 1,206,240 shares of common stock. The conversion prices ranged from $1.28 to $1.75 based on the above formula.

On October 6, 2004, BH Capital and Excalibur converted 10,278 Series A convertible preferred shares into approximately 600,000 shares of common stock. Simultaneously, the remaining 30,316 Series A convertible preferred shares held by BH Capital and Excalibur were acquired by our Company for a total price of $2,279,688. All previously outstanding shares of the Series A convertible preferred stock of our Company have now been cancelled. As part of the transaction, BH Capital and Excalibur also received warrants to purchase up to 500,000 shares of common stock at an exercise price of $2.00 per share for a period of five years. The market price of our common stock on October 6, 2004 was $1.30. The fair value of the warrants is $205,000. In June 2005, we agreed to reduce the per share exercise price on all these warrants along with 530,000 other warrants issued to BH Capital and Excalibur in prior years to $1.10 in order to induce them to exercise their warrants. All of these warrants were exercised on June 16, 2005 for total proceeds of $1,133,000.

On October 6, 2004, we completed a private placement of our common stock, whereby we issued a total of 2,000,000 shares to Mr. Fredrick DeLuca (an existing stockholder of our Company) for aggregate gross proceeds to our Company of $2,300,000. These proceeds were used to redeem our Series A convertible preferred stock as discussed above. The purchase price of the shares was $1.15 per share (95% of the prior 5-day trading closing stock price average). Mr. DeLuca also received a warrant to purchase up to 500,000 shares of our common stock at an exercise price of $1.15 per share for a period of five years. In June 2005, we agreed to reduce the per share exercise price on this warrant to $0.92 and reduced the per share exercise price on a warrant issued in a prior year to purchase up to 100,00 shares to $1.36 to induce him to exercise his warrants. All of these warrants were exercised on June 16, 2005 for total proceeds of $596,000.

In accordance with a registration rights agreement with Mr. DeLuca, we agreed to file and obtain effectiveness of a registration statement with the Securities and Exchange Commission within 180 days of closing to register the shares issued in the private placement and to include the shares underlying the warrants described above. We agreed that if a registration statement was not filed, or did not become effective within the defined period of time, then in addition to any other rights the investor may have, we would be required to pay a penalty of $57,500 per month. We filed a registration statement on Form S-3 on March 14, 2005. However, this registration statement has not yet been declared effective. We have received from Mr. DeLuca an extension of time until September 1, 2005 to have the registration statement declared effective by the SEC. Additionally, Mr. DeLuca waived all penalties and remedies for failure to have an effective registration statement until September 1, 2005.

         Summary

We believe that with the cash available on our credit facilities and proceeds received from the equity financings together with cash flow from current operations, we will have enough cash to meet our current liquidity needs for general operations through March 31, 2006.

Based on current projections, we expect that much, if not all, of the additional cash requirements for the transition charges will come from the sale of our usable raw materials and packaging inventory and production equipment to Schreiber in the third quarter of fiscal 2006.

Contractual Obligations

We lease our operating facilities and certain equipment under operating and capital leases, expiring at various dates through fiscal year 2010. In addition, we have several loan obligations as described in detail above. The table below summarizes the principal balances of our obligations for indebtedness and lease obligations as of March 31, 2005 in accordance with their required payment terms:

                                                                  Payments due by fiscal period
                                          ----------------------------------------------------------------------------------
Contractual Obligations                        Total            2006           2007-2008        2009-2010        Thereafter
----------------------------------------------------------------------------------------------------------------------------
Textron credit facility (1)                $   5,458,479   $   5,458,479     $          --    $          --    $          --
Wachovia Bank term loan                        8,241,985       1,320,000         6,921,985               --               --
Interest on debt facilities (2)                1,088,000         922,000           166,000               --               --
Capital Lease Obligations (3)                    497,117         400,756            76,984           19,377               --
Operating Lease Obligations                    1,479,214         547,737           566,974          364,503               --
                                          ----------------------------------------------------------------------------------
     Total                                 $  16,764,795   $   8,648,972     $   7,731,943    $     383,880    $          --
                                          ==================================================================================

(1) In accordance with EITF 95-22, "Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that involve both a Subjective Acceleration Clause and a Lock-Box Arrangement," the $5,458,479 balance owed to Textron is reflected as current on the balance sheet and in the above schedule. However, per the Textron Loan Agreement, the initial term of the loan does not end until May 26, 2006.

(2) The Wachovia Bank term loan bears interest at prime plus 1% and the Textron credit facility bears interest at prime plus 1.75%. Interest is estimated assuming that the credit facility balance will remain unchanged and that the prime rate will remain at its current level of 5.75%.

(3) Includes the principal and interest portion of capital lease payments to be paid and an additional $197,000 in fiscal 2006 related to the purchase option on a piece of equipment at the end of its lease term.

On May 22, 2003, we entered into a Master Distribution and Licensing Agreement with Fromageries Bel S.A., ("Bel") a leading branded cheese company in Europe who is a greater than 5% stockholder in our Company. Under the agreement, we granted Bel exclusive distribution rights for our products in a territory comprised of the European Union States and to more than 21 other European countries and territories (the "Territory"). We also granted Bel the exclusive option during the term of the agreement to elect to manufacture the products designated by Bel for distribution in the Territory. The term of the agreement is ten years, provided that either of the parties may elect to terminate the agreement by delivery of notice to the other between March 24, 2007 and May 22, 2007, which termination shall be effective as of the first anniversary of the date of the notice of termination. Alternatively, the parties may mutually agree to continue operating under the agreement, to convert the agreement to a manufacturing and license agreement, or to terminate the agreement. We have come to an understanding with Bel whereby we mutually agreed to terminate the licensing agreement. We anticipate that this understanding will be formalized in an agreement in the near future.

Forward-Looking Information

Statements other than historical information contained in this Form 10-K are considered "forward-looking statements" as defined under the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. These forward-looking statements are based on our current expectations, estimates and projections about our industry, management's beliefs and certain assumptions made by our company. Words such as "anticipate," "expect," "intend," "plan," "believe," "seek," "project," "estimate" and variations of these words or similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results could differ materially from our Company's historical results and those expressed or forecasted in any forward-looking statement as a result of a variety of factors as set forth below. We believe that these forward-looking statements are reasonable at the time they are made. However, we undertake no obligation to publicly update or revise any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

In addition to the other information in this Form 10-K, the following are some of the factors that could cause our Company's actual results to differ materially from the expected results described in or underlying our Company's forward-looking statements. These factors should be considered carefully while evaluating our business and prospects. If any of the following risks actually occur, they could seriously harm our business, financial condition, results of operations or cash flows.

      We are in the process of outsourcing the production of our products and selling our major production assets.

The asset sale and outsourcing arrangement with Schreiber Foods, Inc are subject to a number of conditions that must be met prior to the consummation of these transactions. In addition to the closing conditions as described above under the Schreiber Transactions in Recent Material Developments, we will face additional challenges during the transition. These challenges include, but are not limited to, the following:

      o Coordinating customer shipments while the inventory and production equipment is in transit from our facilities to the Schreiber facilities;

      o Reserving enough inventory on-hand to fill customer orders while production equipment is in transit;

      o Maintaining consistent formulas and quality in our products after the transition;

      o Having enough cash to build inventory and pay any severance arrangements during the transition;

      o Reduction of production personnel and severance arrangements related to these personnel

      o In the event of a sale of the assets whereby we would not receive enough sale proceeds to pay off our debt to our lenders in full, we would need to negotiate with our lenders so that they would agree to release their liens on the assets. If they will not agree to do so, we may be required to raise additional funds to pay our lenders in full prior to their maturity dates;

      o We may be required to negotiate with the landlords of our leased premises the possibilities of early lease termination or subleasing our facilities.

Each one of these events must be carefully timed and coordinated in order to avoid problems with cash flow, litigation, loss of customer sales, and other tangible and intangible affects.

      We have previously been in technical default of our credit facilities.

We have a revolving line of credit from Textron Financial Corporation and a note payable to Wachovia Bank that require us to comply with certain financial and reporting requirements. During the fiscal years ended March 31, 2005, 2004 and 2003, we were in violation of the financial and other covenants, but the lenders routinely waived such violations and amended the covenants in return for the payment of waiver fees, increases in interest rates, acceleration of maturity dates and other considerations.

In July 2005, Textron will review our financial forecasts that reflect the subsequent events described under Material Future Events above and will evaluate whether any further amendments to our loan agreement will be required. Pursuant to the above Loan Modification Agreement dated June 30, 2005, Wachovia Bank agreed to waive compliance on our three main financial covenants for the periods ended March 31, 2005 and through the maturity of the loan on July 31, 2006. In the event that we are in future violations of the covenants under the Textron revolving line of credit or non-financial covenants under the Wachovia Bank loan and we cannot amend the covenants or obtain waivers for these covenant failures, Textron and Wachovia Bank could exercise their respective rights under their loan documents to, among other things, declare a default under the loans, accelerate their indebtedness such that they would become immediately due and payable, and pursue foreclosure on our assets which are pledged as collateral for such loans. In either event, it is unlikely that we would be able to continue the operation of our business.

      We will need additional financing and such financing may not be available.

We have incurred substantial debt in connection with the financing of our business. The aggregate principal amount outstanding under our two credit facilities is approximately $13,201,134 as of July 12, 2005. This amount includes a revolving line of credit from Textron Financial Corporation ("Textron") in the amount of $5,399,149 and a note payable to Wachovia Bank ("Wachovia") in the amount of $7,801,985. We anticipate that the proceeds from the sale of our assets to Schreiber will pay the Wachovia term loan in full. However, in the event that the sale is not completed as anticipated, we will need to refinance the Wachovia term loan on or before its maturity date of July 31, 2006. The initial term of the Textron loan ends on May 26, 2006, but this loan automatically renews for additional one-year periods unless terminated by our Company or Textron through a written notice 90-days prior thereto or as otherwise provided in the loan agreement. If we are unable to refinance or renew our existing credit facilities, or if additional financing is not available on terms acceptable to us, we will be unable to satisfy such facilities by their maturity dates. In such an event, Textron and Wachovia could exercise their respective rights under their loan documents, which could include, among other things, declaring defaults under the loans and pursuing foreclosure on our assets that are pledged as collateral for such loans. If such an event occurred with either Textron or Wachovia, it is unlikely that we would be able to effectively continue the operation of our business.

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

      Our founder and a private investor own a large percentage of the outstanding shares, which could materially limit the ownership rights of investors.

As of July 12, 2005, Angelo S. Morini, our founder, beneficially owned approximately 17% of our issued and outstanding common stock and held options and warrants which, if exercised and assuming the exercise of no other outstanding options or warrants, would give him approximately 28% of our issued and outstanding common stock. As of July 12, 2005, Frederick DeLuca, a private investor, owned approximately 19% of our issued and outstanding common stock. Investors who purchase common stock in our Company may be unable to elect any specific members of the board of directors or exercise significant control over us or our business as a result of Mr. Morini's and Mr. Deluca's ownership.

      Forgiveness of or foreclosure on our note receivable will result in a material affect to our reported earnings.

In June 1999, in connection with an amended and restated employment agreement for Angelo S. Morini, our Founder, we consolidated two full recourse notes receivable ($1,200,000 from November 1994 and $11,572,200 from October 1995) related to the exercise of 2,914,286 shares of our common stock into a single note receivable in the amount of $12,772,200 that is due on June 15, 2006. This single consolidated note is non-interest bearing and non-recourse and is secured by the 2,914,286 underlying shares of our common stock. Per the terms of the June 1999 Employment Agreement that was amended and restated by the October 2003 Second Amended and Restated Employment Agreement between our Company and Mr. Morini, this loan may be forgiven upon the occurrence of any of the following events: 1) Mr. Morini is terminated without cause; 2) there is a material breach in the terms of Mr. Morini's employment agreement; or 3) there is a change in control of the Company for which Mr. Morini did not vote "FOR" in his capacity as a director or a stockholder.

In the event that the $12,772,200 loan is forgiven, we would show this amount as a forgiveness of debt in our Statement of Operations. In the event that Mr. Morini is unable to pay the loan when due and we foreclose on the shares, we will show a loss on collection for the amount, if any, that the value of the 2,914,286 underlying collateral shares are below the value of the note. Assuming the market price on July 12, 2005 of $2.03, we would show a loss of approximately $6,850,000 in the Statement of Operations. Although both of these scenarios will result in material losses to our operations, it will not have any affect on the balance sheet since the $12,772,200 loan amount is already shown as a negative amount in Stockholders' Equity.

      Stockholders may experience further dilution.

We have a substantial number of outstanding options and warrants to acquire shares of common stock. As of July 12, 2005, we have a total of 5,715,165 shares reserved for issuance upon exercise of options and warrants that we have granted or may grant in the future. Of this total, there are 2,388,135 exercisable options and warrants that are "in the money." "In the money" generally means that the current market price of the common stock is above the exercise price of the shares subject to the warrant or option. The issuance of common stock upon the exercise of these options and warrants could adversely affect the market price of the common stock or result in substantial dilution to our existing stockholders.

      If we lose key foreign suppliers on whom we depend, we may be unable to obtain adequate supplies to manufacture our products.

Currently, we purchase our major ingredient, a milk protein called casein, from several foreign suppliers. We purchase casein from foreign suppliers because they have lower prices than domestic suppliers. However, their lower prices are generally the result of governmental export supports or subsidies. We do have contractual arrangements with our principal suppliers for terms up to one-year subject to quarterly price adjustments. Because we purchase casein from foreign suppliers, its availability is subject to a variety of factors, including federal import regulations. If the export supports or subsidies are reduced or eliminated or the United States takes retaliatory action or otherwise establishes trade barriers with any of the countries in which our casein suppliers are located, our business and results of operations would be negatively affected. Moreover, exchange rate fluctuations or the imposition of import quotas or tariffs could have an adverse effect on our business and our ability to compete with competitors that do not rely on foreign suppliers. We cannot assure you that we could obtain casein from U.S. sources if the foreign supply of casein were reduced or terminated. Even if we could obtain casein from U.S. sources, our production may be reduced during the time it takes to change suppliers and the prices for the casein would likely be significantly higher than we are paying now. Any of these events would negatively affect our business, results of operations and cash flows.

We experienced a 32% increase in average casein prices in fiscal 2005 compared to the average casein prices in fiscal 2004. In fiscal 2006, we are continuing to experience high casein prices, the averages of which are approximately 31% higher than the average prices for fiscal 2005. Based on current pricing trends with our suppliers, we believe that casein prices will remain at historical highs at least through September 30, 2005. Every 10% increase in casein prices over the fiscal 2005 average will result in an annual cost increase of approximately $1,100,000 assuming the same amount of pounds purchased as in fiscal 2005. Casein prices are still high due to greater worldwide demand, as well as lower foreign government subsidies and the decline in the US Dollar value versus the Euro. In order to offset the high casein costs, we are incorporating alternative formula modifications that maintain the integrity of our product benefits as well as reducing costs in several other raw materials and operational labor categories. Finally, we have passed along some of the increased costs to our customers during fiscal 2005 and will propose additional price increases as appropriate.

      Competition in our industry is intense.

Competition in the natural food segment of the food industry is intense. We believe that as consumers become more interested in healthy food alternatives the competition in our markets will increase substantially. Therefore, the effectiveness of our advertising, marketing and promotional programs and the financial resources necessary for their implementation is an important part of our sales growth plan. Our primary competition consists of equally matched sized companies such as Tree of Life, White Wave, Yves and Tofutti Brands that manufacture soy-based products, such as alternative cheese slices, sour creams, cream cheese and related products. In addition, we compete with major companies such as Kraft, which produces products under the Kraft Free(R) label, Borden's, and ConAgra, which produces products under the Healthy Choice(R) label. Each of these companies has substantially greater name recognition and greater research and development, marketing, financial and human resources than we have. These advantages have led to a substantially greater market penetration and product acceptance than we have developed. In addition, our competitors may succeed in developing new or enhanced products, which are better than our products. These companies may also prove to be more successful than us in marketing and selling these products. We cannot assure you that we will be able to compete successfully with any of these companies or achieve a greater market share than we currently possess. Increased competition as to any of our products or services could result in price reductions, reduced margins, and loss of market share, which could negatively affect our business, prospects, results of operations and financial condition.

      Consumer eating habits and shopping trends may change and negatively impact demand for our products.

There could be a decrease in demand for our products as consumers' tastes, preferences, shopping behavior, and overall evaluation of health benefits change over time. This is demonstrated in the recent change in consumer eating habits with the publicly recognized trend toward low-carbohydrate meal preparation during all meals (breakfast, lunch, snack, and dinner), which has led to decreased consumption of items such as bread and our primary complementary product of cheese slices. Additionally, the number of consumers shopping in the retail grocery and natural food stores is down due to the further national emergence and presence of Wal*Mart superstores and other similar superstores which include extensive grocery operations. Our product selection is growing but is still limited at Wal*Mart. Therefore, our sales growth with this account may not be able to fully counter the decline in retail grocery trends. In response to this change in consumer shopping, we are redesigning our products and packaging formats to specifically target growth opportunities in the superstore, warehouse club and mass merchandiser markets (such as Wal*Mart, Costco, Kmart, Target, and Sam's Club). With the growth in the aging population of U.S. consumers, there could be price pressure on our products due to the fixed income nature of this population segment.

      Demand for our products could be hindered due to changing conditions within the distribution channels through which we sell our products.

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

We own several registered and unregistered trademarks, which are used in the marketing and sale of our products. We have invested a substantial amount of money in promoting our trademarked brands. However, the degree of protection that these trademarks afford us is unknown. Further, we may not have the money necessary to engage in actions to prevent infringement on our trademarks. A loss of a material trademark would negatively impact the products associated with it, and could negatively affect our business, prospects, results of operations, financial condition and cash flows.

      We do not have patent protection for our formulas and processes, and a loss of ownership of any of our formulas and processes would negatively impact our business.

We believe that we own our formulas and processes. However, we have not sought, and do not intend to seek, patent protection for our formulas and processes. Instead, we rely on the complexity of our formulas and processes, trade secrecy laws, and employee confidentiality agreements. However, we cannot assure you that other companies will not acquire our confidential information or trade secrets or will not independently develop equivalent or superior products or technology and obtain patent or similar rights. Although we believe that our formulas and processes have been independently developed and do not infringe the patents or rights of others, a variety of components of our processes could infringe existing or future patents, in which event we may be required to modify our processes or obtain a license. We cannot assure you that we will be able to do so in a timely manner or upon acceptable terms and conditions. The failure to do either of the foregoing would negatively affect our business, results of operations, financial condition and cash flows.

      Because we sell food products, we face the risk of exposure to product liability claims.

We, like any other seller of food products, face the risk of exposure to product liability claims in the event that our quality control procedures fail and the consumption of our products causes injury or illness. With respect to product liability claims, our insurance may not continue to be available at a reasonable cost, or, if available, may not be adequate to cover liabilities. We generally seek contractual indemnification and insurance coverage from parties supplying us products, but this indemnification or insurance coverage is limited, as a practical matter, to the creditworthiness of the indemnifying party, and their carriers, if any, as well as the limits of any insurance provided by suppliers. If we do not have adequate insurance or contractual indemnification available, product liability claims relating to defective products could have a material adverse effect on our financial condition, results of operations and cash flows.

      Government regulation could increase our costs of production and increase our legal and regulatory expenses.

We are subject to extensive regulation by federal, state, and local governmental authorities regarding the quality, purity, manufacturing, distribution, and labeling of food products. We cannot assure that you that we will be able to continue to comply with these or future regulations, without inordinate cost or interruption of our operations. Failure to comply with applicable laws and regulations could subject us to civil remedies, including fines, injunctions, recalls or seizures, as well as possible criminal sanctions, which could have a material adverse effect on our business.

      Rising interest rates could negatively affect our results of operations.

The interest rates of most of our outstanding debts fluctuate based upon changes in our lenders' prime rate. Increases in the prime rate will result in an increase in our cost of funds, and would negatively affect our results of operations. We are anticipating future increases in interest rates during the fiscal year ending March 31, 2006. We have not entered into any derivative instruments such as interest rate swap or hedge agreements to manage our exposure to rising interest rates.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our exposure to market risk results primarily from fluctuations in interest rates. The interest rates on our outstanding debts to Wachovia Bank and Textron are floating and based on the prevailing market interest rates. For market-based debt, interest rate changes generally do not affect the market value of the debt but do impact future interest expense and hence earnings and cash flows, assuming other factors remain unchanged. A theoretical 1% increase or decrease in market rates in effect on March 31, 2005 with respect to our debt as of such date would increase or decrease interest expense and hence reduce or increase the net income of our Company by approximately $137,000 per year or $34,250 per quarter.

Our sales during the years ended March 31, 2005, 2004 and 2003, which were denominated in a currency other than U.S. Dollars, were less than 5% of gross sales and no net assets were maintained in a functional currency other than U.
S. Dollars during such periods. However, further declines in the U.S. Dollar on the international market, may cause our foreign suppliers of raw materials, particularly casein, to increase their U.S. Dollar prices on future orders from our Company. Therefore, while we believe that the effects of changes in foreign currency exchange rates have not historically been significant to our operations or net assets, we are unable to forecast the effects that foreign currency exchange rates may have on our future operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Registered Public Accounting Firm

To the Board of Directors and Stockholders
Galaxy Nutritional Foods, Inc.
Orlando, Florida

We have audited the accompanying balance sheets of Galaxy Nutritional Foods, Inc. as of March 31, 2005 and 2004 and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended March 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Galaxy Nutritional Foods, Inc. as of March 31, 2005 and 2004 and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO Seidman, LLP

Atlanta, Georgia
July 12, 2005

                         GALAXY NUTRITIONAL FOODS, INC.

                                 Balance Sheets

                                                                                     MARCH 31,       MARCH 31,
                                                                            Notes      2005            2004
                                                                            -----  ------------    ------------
                                  ASSETS
CURRENT ASSETS:

  Cash                                                                             $    561,782    $    449,679

  Trade receivables, net of allowance for
    doubtful accounts of $2,299,000 and $633,000                               2      4,644,364       3,964,198
  Inventories                                                                  3      3,811,470       4,632,843
  Prepaid expenses and other                                                   4        219,592         266,301
                                                                                   ------------    ------------

         Total current assets                                                         9,237,208       9,313,021

PROPERTY AND EQUIPMENT, NET                                                    5     18,246,445      20,232,089
OTHER ASSETS                                                                            286,013         416,706
                                                                                   ------------    ------------

         TOTAL                                                                     $ 27,769,666    $ 29,961,816
                                                                                   ============    ============

                   LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Line of credit                                                               6   $  5,458,479    $  4,605,277
  Accounts payable                                                                    3,057,266       1,266,346

  Accrued and other current liabilities                                        7      2,130,206       2,452,300
  Current portion of accrued employment contract                               8        586,523         366,305
  Current portion of term notes payable                                        6      1,320,000       1,140,000
  Current portion of obligations under capital leases                          8        194,042         231,432
                                                                                   ------------    ------------

         Total current liabilities                                                   12,746,516      10,061,660

ACCRUED EMPLOYMENT CONTRACT, less current portion                              8        993,305       1,293,142
TERM NOTES PAYABLE, less current portion                                       6      6,921,985       8,241,985
OBLIGATIONS UNDER CAPITAL LEASES, less current portion                         8         85,337         204,967
                                                                                   ------------    ------------

         Total liabilities                                                           20,747,143      19,801,754
                                                                                   ------------    ------------

COMMITMENTS AND CONTINGENCIES                                                  8             --              --

REDEEMABLE CONVERTIBLE PREFERRED STOCK                                         9             --       2,573,581

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value, authorized 85,000,000 shares; 18,411,474
    and 15,657,321 shares issued                                                        184,115         156,573
  Additional paid-in capital                                                         67,655,133      63,880,084
  Accumulated deficit                                                               (47,924,064)    (43,557,515)
                                                                                   ------------    ------------

                                                                                     19,915,184      20,479,142

  Less:  Notes receivable arising from the exercise of
         stock options and sale of common stock                                8    (12,772,200)    (12,772,200)
        Treasury stock, 30,443 shares, at cost                                         (120,461)       (120,461)
                                                                                   ------------    ------------

         Total stockholders' equity                                                   7,022,523       7,586,481
                                                                                   ------------    ------------

         TOTAL                                                                     $ 27,769,666    $ 29,961,816
                                                                                   ============    ============

                 See accompanying notes to financial statements

                         GALAXY NUTRITIONAL FOODS, INC.
                            Statements of Operations

Years ended March 31,                                        2005            2004            2003
                                                         ------------    ------------    ------------
NET SALES                                                $ 44,510,487    $ 36,176,961    $ 40,008,769

COST OF GOODS SOLD                                         34,736,594      24,864,289      28,080,188
                                                         ------------    ------------    ------------

 Gross margin                                               9,773,893      11,312,672      11,928,581
                                                         ------------    ------------    ------------

OPERATING EXPENSES:
Selling                                                     5,148,426       4,981,996       4,958,272
Delivery                                                    2,307,166       1,877,682       2,008,638
Non-cash compensation related to stock-based
  transactions-general and administrative (Note 9)            834,746         651,273      (2,906,762)
Employment contract expense-general and administrative
  (Note 8)                                                    444,883       1,830,329              --
General and administrative                                  3,970,690       3,303,030       3,570,889
(Gain) Loss on asset disposals                                 (4,500)          8,519          47,649
Research and development                                      309,054         260,410         232,552
                                                         ------------    ------------    ------------
   Total operating expenses                                13,010,465      12,913,239       7,911,238
                                                         ------------    ------------    ------------

INCOME (LOSS) FROM OPERATIONS                              (3,236,572)     (1,600,567)      4,017,343
                                                         ------------    ------------    ------------

OTHER INCOME (EXPENSE):
Interest expense                                           (1,129,977)     (1,361,606)     (2,923,215)
Other expense                                                      --              --         (60,000)
                                                         ------------    ------------    ------------
                                                           (1,129,977)     (1,361,606)     (2,983,215)
                                                         ------------    ------------    ------------

NET INCOME (LOSS)                                        $ (4,366,549)   $ (2,962,173)   $  1,034,128

Less:
Preferred Stock Dividends (Note 9)                             82,572         201,791         264,314
Preferred Stock Accretion to Redemption Value (Note 9)        203,605       1,340,943       1,370,891
                                                         ------------    ------------    ------------

NET LOSS TO COMMON STOCKHOLDERS                          $ (4,652,726)   $ (4,504,907)   $   (601,077)
                                                         ============    ============    ============

BASIC AND DILUTED NET LOSS PER COMMON SHARE  (Note 11)   $      (0.27)   $      (0.30)   $      (0.05)
                                                         ============    ============    ============

                 See accompanying notes to financial statements

                         GALAXY NUTRITIONAL FOODS, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                              Notes
                             Common Stock                                                   Receivable
                      ----------------------------     Additional        Accumulated        for Common       Treasury
                          Shares       Par Value    Paid-In Capital        Deficit            Stock           Stock         Total
                      --------------------------------------------------------------------------------------------------------------
Balance at March 31,
  2002                    11,540,041    $    115,400   $ 60,717,914    $(41,629,470)   $(12,772,200)   $   (120,461)   $  6,311,183

Exercise of options            1,000              10          4,240              --              --              --           4,250
Issuance of common
  stock under
  employee stock
  purchase plan                9,880              99         19,564              --              --              --          19,663
Issuance of common
  stock                      585,828           5,859      2,295,269              --              --              --       2,301,128
Conversion of
  preferred stock            624,936           6,249        845,726              --              --              --         851,975
Fair value of
  stock-based
  transactions                    --              --        146,000              --              --              --         146,000
Non-cash compensation
  related to variable
  securities                      --              --     (3,060,000)             --              --              --      (3,060,000)
Dividends on
  preferred stock                 --              --       (264,314)             --              --              --        (264,314)
Accretion of discount
  on preferred stock                                       (903,667)             --              --              --        (903,667)
Net income                        --              --             --       1,034,128              --              --       1,034,128
                        -----------------------------------------------------------------------------------------------------------

Balance at March 31,
  2003                    12,761,685         127,617     59,800,732     (40,595,342)    (12,772,200)       (120,461)      6,440,346

Exercise of options            7,911              79         16,138              --              --              --          16,217
Exercise of warrants         200,000           2,000        358,000              --              --              --         360,000
Issuance of common
  stock under
  employee stock
  purchase plan               16,339             163         28,364              --              --              --          28,527
Issuance of common
  stock                    2,211,478          22,115      3,929,242              --              --              --       3,951,357
Conversion of
  preferred stock            459,908           4,599        794,921              --              --              --         799,520
Fair value of
  stock-based
  transactions                    --              --        685,308              --              --              --         685,308
Non-cash compensation
  related to variable
  securities                      --              --          8,001              --              --              --           8,001
Dividends on
  preferred stock                 --              --       (201,791)             --              --              --        (201,791)
Accretion of discount
  on preferred stock              --              --     (1,538,831)             --              --              --      (1,538,831)
Net loss                          --              --             --      (2,962,173)             --              --      (2,962,173)
                        -----------------------------------------------------------------------------------------------------------

Balance at March 31,
  2004                    15,657,321         156,573     63,880,084     (43,557,515)    (12,772,200)       (120,461)      7,586,481

Exercise of options           13,893             139         18,717              --              --              --          18,856
Issuance of common
  stock under
  employee stock
  purchase plan               18,894             189         23,813              --              --              --          24,002
Issuance of common
  stock                    2,000,000          20,000      1,863,090              --              --              --       1,883,090
Conversion of
  preferred stock            721,366           7,214        840,215              --              --              --         847,429
Fair value of
  stock-based
  transactions                    --              --        177,263              --              --              --         177,263
Non-cash compensation
  related to variable
  securities                      --              --        215,649              --              --              --         215,649
Dividends on
  preferred stock                 --              --        (82,572)             --              --              --         (82,572)
Accretion of discount
  on preferred stock              --              --        718,874              --              --              --         718,874
Net loss                          --              --             --      (4,366,549)             --              --      (4,366,549)
                        -----------------------------------------------------------------------------------------------------------

Balance at March 31,
  2005                    18,411,474    $    184,115   $ 67,655,133    $(47,924,064)   $(12,772,200)   $   (120,461)   $  7,022,523
                        ===========================================================================================================

                 See accompanying notes to financial statements

                         GALAXY NUTRITIONAL FOODS, INC.
                            Statements of Cash Flows

Years Ended March 31,                                                     2005           2004           2003
                                                                      -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES: (Note 12)
  Net Income (Loss)                                                   $(4,366,549)   $(2,962,173)   $ 1,034,128
  Adjustments to reconcile net income (loss) to net cash from (used
    in) operating activities:
      Depreciation and amortization                                     2,172,566      2,205,053      2,273,349
      Amortization of debt discount and financing costs                   116,522        236,321      1,264,273
      Provision for losses on trade receivables (Note 2)                1,666,000           (221)      (177,245)
      Non-cash compensation related to stock-based transactions
        (Note 9)                                                          834,746        651,273     (2,906,762)
      (Gain) Loss on disposal of assets                                    (4,500)         8,519         47,649
      (Increase) decrease in:
        Trade receivables                                              (2,346,166)       999,049        364,907
        Inventories                                                       821,373        661,657        454,152
        Prepaid expenses and other                                         46,709        189,012        (67,369)
      Increase (decrease) in:
        Accounts payable                                                1,790,920     (1,426,143)    (1,520,021)
        Accrued and other liabilities                                      48,125      1,674,003        408,814
                                                                      -----------    -----------    -----------

   NET CASH FROM (USED IN) OPERATING ACTIVITIES                           779,746      2,236,350      1,175,875
                                                                      -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                     (104,339)      (221,585)      (214,003)
  Proceeds from sale of equipment                                           4,500             --             --
  (Increase) decrease in other assets                                      34,837        (10,193)       113,977
                                                                      -----------    -----------    -----------

   NET CASH FROM (USED IN) INVESTING ACTIVITIES                           (65,002)      (231,778)      (100,026)
                                                                      -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Decrease in book overdrafts                                                  --     (1,151,276)       (41,580)
  Net borrowings (payments) on line of credit                             853,202       (334,617)      (583,981)
  Borrowings on term notes payable                                             --      2,000,000        500,000
  Repayments on term notes payable                                     (1,140,000)    (1,572,760)    (1,763,265)
  Repayments on subordinated note payable                                      --     (4,000,000)            --
  Financing costs for long term debt                                      (37,500)      (288,230)      (239,539)
  Principal payments on capital lease obligations                        (239,603)      (365,635)      (431,937)
  Proceeds from exercise of common stock options                           18,856         16,217          4,250
  Proceeds from exercise of common stock warrants, net of costs                --        360,000             --
  Proceeds from issuance of common stock under employee stock
    purchase plan                                                          24,002         28,527         19,663
  Proceeds from issuance of common stock, net of offering costs         2,198,090      3,751,283      1,461,970
  Redemption of preferred stock                                        (2,279,688)            --             --
                                                                      -----------    -----------    -----------

   NET CASH FROM (USED IN) FINANCING ACTIVITIES                          (602,641)    (1,556,491)    (1,074,419)
                                                                      -----------    -----------    -----------

NET INCREASE (DECREASE) IN CASH                                           112,103        448,081          1,430

CASH, BEGINNING OF YEAR                                                   449,679          1,598            168
                                                                      -----------    -----------    -----------

CASH, END OF YEAR                                                     $   561,782    $   449,679    $     1,598
                                                                      ===========    ===========    ===========

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

         Inventories

         Inventories are valued at the lower of cost (weighted average, which approximates FIFO) or market. The cost elements included in inventories are direct material cost, direct labor and overhead allocations. Material cost consists of the cost of ingredients and packaging that go into the production of the item. Labor consists of the wages for those employees directly making the item. Overhead is applied to inventory units based on the normal capacity of the production facilities and consists of factory overhead costs such as indirect labor, benefits, supplies, repairs, depreciation and utilities expended during the production process.

         Property and Equipment

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

         Revenue Recognition

         Sales are recognized upon shipment of products to customers. The Company offers a right of return policy on certain products sold to certain retail customers in the conventional grocery stores and mass merchandising industry. If the product is not sold during its shelf life, the Company will allow a credit for the unsold merchandise. Since the shelf life of the Company's products range from 6 months to one year, the Company historically averages less than 2% in credits for unsold product. The Company's reserve on accounts receivable takes these potential future credits into consideration. Certain expenses such as slotting fees, rebates, coupons and other discounts are accounted for as a reduction to Revenues.

         Marketing and Advertising

         The Company expenses the production costs of advertising the first time the advertising takes place and expenses slotting fees and direct response advertising costs in the period incurred. Advertising expense was approximately $1,539,000, $910,000, and $224,000 during the years ended March 31, 2005, 2004, and 2003, respectively.

         Shipping and Handling Costs

         The Company accounts for certain shipping and handling costs related to the acquisition of goods from its vendors as Cost of Goods Sold. However, shipping and handling costs related to the shipment of goods to customers is classified as Delivery expense.

                         GALAXY NUTRITIONAL FOODS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

         Stock Based Compensation

         Prior to April 1, 2003, the Company accounted for its stock-based employee compensation plans under the accounting provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," (APB No. 25).

         Effective April 1, 2003, the Company elected to record compensation expense measured at fair value for all stock-based payment award transactions on or after April 1, 2003, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." Additionally, the Company furnishes the pro forma disclosures required under SFAS No. 123 and applies SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" on a prospective basis for all stock-based awards on or after April 1, 2003. The fair value of the stock-based award is determined on the date of grant using the Black-Scholes pricing model and is expensed over the vesting period of the related award. The negative impact on diluted earnings per share related to the issuance of employee stock options during the years ended March 31, 2005, 2004 and 2003 was approximately $0.01, $0.03 and $0.55, respectively.

         SFAS No. 123 requires the Company to provide pro-forma information regarding net income (loss) and earnings (loss) per share amounts as if compensation cost for the Company's employee and director stock-based awards had been determined in accordance with the fair market value method prescribed in SFAS No. 123. The Company estimated the fair value of each stock-based award at the grant date by using the Black-Scholes pricing model with the following assumptions:

         Year Ended                                         March 31, 2005         March 31, 2004        March 31, 2003
                                                          --------------------   -------------------   --------------------
         Dividend Yield                                           None                   None                  None
         Volatility                                            45% to 46%             41% to 45%            37% to 44%
         Risk Free Interest Rate                             3.38% to 4.12%         2.01% to 4.28%        1.71% to 5.03%
         Expected Lives in Months                               60 to 120              36 to 120             60 to 120

         Under the accounting provisions of SFAS No. 123, the Company's net income (loss) and net income (loss) per basic and diluted share would have been reduced to the pro forma amounts indicated below:

         Year Ended                                         March 31, 2005         March 31, 2004        March 31, 2003
                                                          --------------------   -------------------   --------------------
         Net income (loss) to common stockholders as
            reported                                        $ (4,652,726)           $ (4,504,907)         $   (601,077)
         Add:  Stock-based compensation expense included
            in reported net income                               834,746                 651,273            (2,906,762)
         Deduct:  Stock-based compensation expense
            determined under fair value based method for
            all awards                                          (944,024)             (1,070,997)           (3,728,592)
                                                            ------------            ------------          ------------
         Pro forma net income (loss) to common
            stockholders                                      (4,762,004)           $ (4,924,631)         $ (7,236,431)
                                                            ============            ============          ============

         Net income (loss) per common share:

           Basic - as reported                              $      (0.27)           $      (0.30)         $      (0.05)
                                                            ============            ============          ============
           Basic - pro forma                                $      (0.28)           $      (0.33)         $      (0.60)
                                                            ============            ============          ============
           Diluted - as reported                            $      (0.27)           $      (0.30)         $      (0.05)
                                                            ============            ============          ============
           Diluted - pro forma                              $      (0.28)           $      (0.33)         $      (0.60)
                                                            ============            ============          ============

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

                         GALAXY NUTRITIONAL FOODS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

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

         Financial Instruments

         Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2005.

         The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, trade receivables, accounts payable and accrued liabilities. Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand. The fair value of the Company's line of credit, long-term debt, and capital leases is estimated based upon the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities.

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

         Recent Accounting Pronouncements

         In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of Accounting Research Bulletin No. 43, Chapter 4." SFAS No. 151 requires that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) be recorded as current period charges and that the allocation of fixed production overheads to inventory be based on the normal capacity of the production facilities. SFAS No. 151 is effective during fiscal years beginning after June 15, 2005, although earlier application is permitted. The Company believes that the adoption of this Statement will not have a significant impact on the financial position, results of operations or cash flows of the Company.

         In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123R"), which addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for (a) equity instruments of the company or (b) liabilities that are based on the fair value of the company's equity instruments or that may be settled by the issuance of equity instruments. SFAS No. 123R supercedes APB Opinion No. 25 and amends SFAS No. 95, "Statement of Cash Flows." Under SFAS No. 123R, companies are required to record compensation expense for all share-based payment

                         GALAXY NUTRITIONAL FOODS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

         award transactions measured at fair value as determined by an option valuation model. Currently, the Company uses the Black-Scholes pricing model to calculate the fair value of its share-based transactions. This statement is effective for fiscal years beginning after June 15, 2005. Since the Company currently recognizes compensation expense at fair value for share-based transactions in accordance with SFAS No. 123, it does not anticipate adoption of this standard will have a significant impact on its financial position, results of operations, or cash flows. However, the Company is still evaluating all aspects of the revised standard.

(2)      Schedule of Valuation Account

                                                          Balance at       Charged to        Write-Offs,
                                                         Beginning of      Costs and      Retirements and     Balance at
                                                             Year           Expenses         Collections      End of Year
         ----------------------------------------------- -------------- ----------------- ------------------ --------------
         Year Ended March 31, 2003:
           Allowance for trade receivables                $  810,466    $   2,159,891     $  (2,337,136)     $     633,221

         Year Ended March 31, 2004:
           Allowance for trade receivables                $  633,221    $   2,433,458     $  (2,433,679)     $     633,000

         Year Ended March 31, 2005:
           Allowance for trade receivables                $  633,000     $  2,477,931     $     (811,931)     $  2,299,000

         In addition to reserving for potential uncollectible accounts, the Company uses its allowance for trade receivables account to estimate future credits that will be issued to customers for items such as discounts, rebates, sales promotions, coupons, slotting fees and spoils that relate to current period sales. For the years ended March 31, 2005, 2004 and 2003, the Company recorded an expense of $1,609,134, $59,908, and $127,389, respectively related to bad debt. For the year ended March 31, 2005 the bad debt expense was approximately 3.3% of gross sales and for the years ended March 31, 2004 and 2003, it was less than 0.5% of gross sales.

(3)      Inventories

         Inventories are summarized as follows:

                                             March 31, 2005      March 31, 2004
                                             --------------      --------------
         Raw materials                         $1,451,588          $1,786,586
         Finished goods                         2,359,882           2,846,257
                                               ----------          ----------
         Total                                 $3,811,470          $4,632,843
                                               ==========          ==========

(4)      Prepaid Expenses and Other

         Prepaid expenses are summarized as follows:

                                             March 31, 2005      March 31, 2004
                                             --------------      --------------
         Employee advances                     $  9,695            $ 10,195
         Prepaid commissions                         --              47,322
         Prepaid insurance                      109,198              49,786
         Other                                  100,699             158,998
                                               --------            --------
         Total                                 $219,592            $266,301
                                               ========            ========

                         GALAXY NUTRITIONAL FOODS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

(5)      Property and Equipment

         Property and equipment are summarized as follows:

                                                                Useful Lives      March 31, 2005         March 31, 2004
                                                           ------------------    ------------------     ------------------
         Leasehold improvements                                  10-25 years     $     3,254,805        $     3,215,260
         Machinery and equipment                                  5-20 years          28,139,177             27,113,145
         Equipment under capital leases                           7-10 years             923,255              1,808,810
         Construction in progress                                                        112,649                112,649
                                                                                 ---------------        ---------------

                                                                                      32,429,886             32,249,864
         Less accumulated depreciation and amortization                               14,183,441             12,017,775
                                                                                 ---------------        ---------------

         Property and equipment, net                                             $    18,246,445        $    20,232,089
                                                                                 ===============        ===============

(6)      Line of Credit and Notes Payable

         On May 27, 2003, the Company obtained from Textron Financial Corporation ("Textron") a revolving credit facility (the "Textron Loan") with a maximum principal amount of $7,500,000 pursuant to the terms and conditions of a Loan and Security Agreement dated May 27, 2003 (the "Textron Loan Agreement"). The Textron Loan is secured by the Company's inventory, accounts receivable and all other assets. Generally, subject to the maximum principal amount, which can be borrowed under the Textron Loan and certain reserves that must be maintained during the term of the Textron Loan, the amount available under the Textron Loan for borrowing by the Company from time to time is equal to the sum of (i) 85% of the net amount of its eligible accounts receivable plus (ii) 60% of the Company's eligible inventory not to exceed $3,500,000. Advances under the Textron Loan bear interest at a variable rate, adjusted on the first (1st) day of each month, equal to the prime rate plus 1.75% per annum (7.5% at March 31, 2005) calculated on the average cash borrowings for the preceding month. The initial term of the Textron loan ends on May 26, 2006, but this loan automatically renews for additional one-year periods unless terminated by our Company or Textron through a written notice 90-days prior thereto or as otherwise provided in the loan agreement. However, in accordance with EITF 95-22, "Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that involve both a Subjective Acceleration Clause and a Lock-Box Arrangement," the balance is reflected as current on the balance sheet. As of March 31, 2005, the outstanding principal balance on the Textron Loan was $5,458,479.

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

         As of March 31, 2005, the Company failed to comply with certain requirements and financial covenants in the Textron Loan Agreement. The Company fell below the fixed charge coverage ratio and the adjusted tangible net worth financial ratios primarily because of a large bad debt reserve and inventory write off related to one of its customers in March 2005 as detailed in Notes 2 and 16. On April 29, 2005, Textron also determined that the credit risk increased substantially enough to downgrade the Company's accounts receivable with respect to such customer and deemed such accounts receivable as ineligible for purposes of calculating the Company's borrowing base under the Textron Loan. This action by Textron placed the Company into an over-advance position with respect to the Textron Loan. As a result, effective as of April 29, 2005, the Company's interest rate on the Textron Loan was increased from Prime plus 1.75% to Prime plus 4.75%.

         On June 3, 2005, the Company executed a fourth amendment to the Textron Loan that provided a waiver on all the Existing Defaults for the fiscal quarters ended December 31, 2004 and March 31, 2005 and amended the fixed charge coverage ratio and the adjusted tangible net worth requirements for periods after March 31, 2005. Additionally, the fourth amendment allowed the Textron Loan to be in an over-advance position not to exceed $750,000 until July 31, 2005. In exchange for the waiver and amendments, the Company's interest rate would remain at Prime plus 4.75% on the Textron Loan and the Company paid a fee of $50,000 in four weekly installments of $12,500.

                         GALAXY NUTRITIONAL FOODS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

         On June 16, 2005, the Company used a portion of the proceeds from the warrant exercises described in Note 18 to satisfy the $750,000 over-advance with Textron. In connection with the satisfaction of the over-advance, the Company agreed to immediately terminate Textron's obligation to permit any over-advances under the Textron Loan, which obligation was to expire on July 31, 2005. With the termination of the over-advance facility, the interest rate on the Textron Loan returned to its prior level of Prime plus 1.75% (7.75% as of June 16, 2005). In July 2005, Textron will review the Company's financial forecasts that reflect the subsequent events described in Note 18 and will evaluate whether any further amendments to the Textron Loan Agreement will be required.

         Simultaneous with the closing of the Textron Loan in May 2003, Wachovia Bank, N.A. successor by merger to SouthTrust Bank ("Wachovia") extended the Company a new term loan in the principal amount of $2,000,000. This loan was consolidated with the Company's March 2000 term loan with Wachovia Bank, which had a then outstanding principal balance of $8,131,985 for a total term loan amount of $10,131,985. This term loan is secured by all of the Company's equipment and certain related assets. The balance outstanding on the term loan as of March 31, 2005 is $8,241,985.

         On June 30, 2005, the Company entered into a Loan Modification Agreement with Wachovia Bank, N.A. regarding its loan. The agreement modified the following terms of the loan: 1) the loan will mature and be payable in full on July 31, 2006 instead of June 1, 2009; 2) the principal payments will remain at $110,000 per month with accrued interest at Wachovia's Base Rate plus 1% instead of increasing to $166,250 on July 1, 2005 as provided by the terms of the promissory note evidencing the loan; and 3) all covenants related to the Company's tangible net worth, total liabilities to tangible net worth, and maximum funded debt to EBITDA ratios are waived and compliance is not required by the Company through the maturity of the loan on July 31, 2006. In connection with the agreement, the Company agreed to pay $60,000, of which $30,000 was paid upon execution of the agreement and $30,000 is due on August 1, 2005. As required by the terms of the agreement, if the Company sells the equipment, the loan will be due and payable in full at the time of sale. Aggregate maturities of the Wachovia term loan payable over future years are as follows: 2006 - $1,320,000 and 2007 - $6,921,985.

         The Wachovia term loan contains certain financial and operating covenants. The Company fell below the requirement for the tangible net worth covenant for the quarter ended March 31, 2005 and the requirement for the maximum funded debt to EBITDA ratio for the year ended March 31, 2005. Per the above Loan Modification Agreement, Wachovia agreed to waive compliance on the covenants for the periods ended March 31, 2005 and through the maturity of the loan on July 31, 2006.

         In October 2000, the Company obtained a $1.5 million bridge loan from Wachovia Bank, which was guaranteed by Angelo S. Morini, the Company's founder, and secured by the pledge of one million shares of the Company's common stock owned by him. Interest on this note was at the prime rate. The loan was paid in full in February 2004 and the collateral shares were returned to the Company.

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

         On September 30, 1999, the Company obtained a $4 million subordinated loan from FINOVA Mezzanine to finance additional working capital and capital improvement needs. This loan was paid in full as of May 30, 2003 by the proceeds from the new loan from Wachovia Bank, as discussed above, and from the equity proceeds raised in the private placements in May 2003, as discussed in Note 9.

                         GALAXY NUTRITIONAL FOODS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

(7)      Accrued and Other Current Liabilities

         Accrued and other current liabilities are summarized as follows:

                                                      March 31, 2005       March 31, 2004
                                                      --------------       --------------
         Tangible personal property taxes               $1,049,841           $  918,282
         Warrant liability                                 740,000                   --
         Derivative liability                                   --              640,000
         Accrued dividends on preferred stock                   --              549,838
         Other                                             340,365              344,180
                                                        ----------           ----------
         Total                                          $2,130,206           $2,452,300
                                                        ==========           ==========

(8)      Commitments and Contingencies

         Leases

         The Company leases its operating facilities and certain equipment under operating and capital leases, expiring at various dates through its fiscal year 2009. The following schedule presents the Company's obligations as of March 31, 2005, regarding (1) future minimum lease payments under capital leases, together with the present value of the net minimum lease payments and (2) future minimum rental payments required under operating leases that have initial or remaining terms in excess of one year:

                                                                                      Capital                  Operating
                                                                                      Leases                    Leases
                                                                                   ------------              ------------
         2006                                                                      $    203,756                   547,737
         2007                                                                            40,775                   300,196
         2008                                                                            36,209                   266,778
         2009                                                                            19,377                   272,734
         2010                                                                                                      91,769
                                                                                   ------------              ------------

         Total net minimum lease payments                                               300,117                 1,479,214
                                                                                                             ============
         Less amount representing interest                                              (20,738)
                                                                                   ------------

         Present value of the net minimum lease payments                                279,379
         Less current portion                                                          (194,042)
                                                                                   ------------

         Long-term obligations under capital leases                                $     85,337
                                                                                   ============

         The total capitalized cost for equipment under capital lease is $923,255 with accumulated depreciation of $328,364 as of March 31, 2005.

         Rental  expense  was   approximately,   $1,055,000,   $1,088,000,   and
         $1,190,000  for the fiscal  years ended  March 31,  2005,  2004,  2003, respectively.

         Employment Agreements

            o     Angelo S. Morini

         In a Second Amended and Restated Employment Agreement effective October 13, 2003, Angelo S. Morini the Company's Founder, Vice-Chairman and President resigned from his positions with the Company as Vice Chairman and President and he is no longer be involved in the daily operations of the Company. He retains the title of Founder and has been named Chairman Emeritus. Mr. Morini continues to be an employee and a member of the Company's Board of Directors. Additionally, he may carry out special assignments designated to him by the Chairman of the Board. The agreement is for a five-year period beginning October 13, 2003 and provides for an annual base salary of $300,000, plus standard health insurance benefits, club dues and an auto allowance. Other material provisions of the agreement are as follows:

                         GALAXY NUTRITIONAL FOODS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

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

         5. If the agreement is terminated by the Company without cause, Mr. Morini shall: (a) be entitled to continued payment of his annual compensation, health insurance benefits, club dues, auto allowance and life insurance benefits for the remainder of the term of the agreement,
         (b) become fully "vested" under the terms of any stock option agreements executed and delivered prior to, along with, or after the agreement and (c) be released from the terms of the $12,772,200 Loan Agreement dated June 15, 1999 (See Note 9c) and all monies outstanding thereunder will be forgiven by the Company. The provisions of the agreement related to the forgiveness of the $12,772,200 loan remain unchanged from the first Amended and Restated Employment Agreement dated June 15, 1999. Mr. Morini acknowledges that his change in role does not constitute a termination of Mr. Morini by the Company, under the First Amended and Restated Employment Agreement.

         6. If Mr. Morini terminates his employment in any manner other than in connection with a material breach of the agreement by the Company, he shall not be entitled to receive any further compensation or benefits. However, if he terminates his employment in connection with a material breach of the agreement or with a change of control (as defined in the Agreement) in the Company for which he did not vote, he will be released from the terms of the $12,772,200 Loan Agreement dated June 15, 1999 and all monies outstanding thereunder will be forgiven by the Company. The provisions of the Agreement related to the forgiveness of the $12,772,200 loan remain unchanged from the first Amended and Restated Employment Agreement dated June 15, 1999.

         The Company accrued and expensed the five-year cost of this agreement in the quarter ended December 31, 2003. The total estimated costs expensed under this agreement are $1,830,329 of which $1,292,575 remained unpaid but accrued ($366,305 as short-term liabilities and $926,270 as long-term liabilities) as of March 31, 2005. The long-term portion will be paid out in nearly equal monthly installments ending in October 2008.

         In the event that the $12,772,200 loan is forgiven, the Company would show this amount as a forgiveness of debt in our Statement of Operations. In the event that Mr. Morini is unable to pay the loan when

                         GALAXY NUTRITIONAL FOODS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

         due and the Company forecloses on the shares, the Company will show a loss on collection for the amount, if any, that the value of the 2,914,286 underlying collateral shares are below the value of the note. Assuming the market price on July 12, 2005 of $2.03, the Company would show a loss of approximately $6,850,000 in the Statement of Operations. Although both of these scenarios will result in material losses to the Company's operations, it will not have any affect on the balance sheet since the $12,772,200 loan amount is already shown as a contra-equity item in Stockholders' Equity.

            o     Christopher J. New

         On July 8, 2004, Christopher J. New resigned from his position as Chief Executive Officer in order to pursue other opportunities. In accordance with the Separation and Settlement Agreement between the Company and Mr. New, the Company recorded $444,883 related to the employment contract expense in July 2004. This settlement will be paid out in nearly equal installments over two years payable on the Company's regular payroll dates. In addition to the compensation, the Company agreed that Mr. New's stock option rights under that certain Non-Qualified Stock Option Agreement dated December 5, 2002 (for 25,000 shares at an exercise price of $1.67 per share) and that certain Non-Qualified Stock Option Agreement dated July 16, 2001 (for 100,000 shares at an exercise price of $2.05 per share) will continue in full force and effect as if he was still employed by the Company. As of March 31, 2005, the remaining balance accrued was $287,253 ($220,218 in short-term liabilities and $67,035 in long-term liabilities).

         In connection with the modification of the stock options as described above, the Company recorded $22,000 as additional non-cash compensation expense in the fiscal year ended March 31, 2005 pursuant to FIN 44 for modifications that renew or increase the life on existing options. The stock price on the date of the modification was $2.15.

            o     Michael E. Broll

         On July 8, 2004, Michael E. Broll, a member of the Company's Board of Directors, was appointed as the Chief Executive Officer upon the resignation of Mr. New. The Company entered into a one-year employment agreement with Mr. Broll pursuant to which Mr. Broll is entitled to receive an annual base salary of $200,000 plus a performance bonus at the discretion of the Board, standard health benefits, a housing allowance of up to $3,500 per month and an auto allowance of $1,500 per month. The employment agreement renews automatically for one-year periods unless cancelled by either party ninety days prior to the end of the term. In the event Mr. Broll's employment is terminated without cause, he will be entitled to receive one year of his base salary as severance. Mr. Broll received a discretionary cash bonus of $25,000 in the quarter ended March 31, 2005.

         The Company currently has employment agreements with several of its key employees that provide for up to five-year severance in the event they are terminated without cause.

         Litigation

         On May 17, 2002, Schreiber Foods, Inc. of Green Bay, Wisconsin, filed a lawsuit against the Company in the federal district court for the Eastern District of Wisconsin ("Wisconsin lawsuit"), being Case No. 02-C-0498, alleging various acts of patent infringement. The Complaint alleged that the Company's machines for producing individually wrapped slices infringed certain claims of U.S. Patents Nos. 5,112,632, 5,440,860, 5,701,724 and 6,085,680. Schreiber Foods was seeking a preliminary and permanent injunction prohibiting the Company from further infringing acts and was also seeking damages in the nature of either lost profits or reasonable royalties.

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

                         GALAXY NUTRITIONAL FOODS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

         Pursuant to the settlement agreement, if, during the term of the license, the Company receives an offer to purchase the Company or its business, the Company must notify Schreiber of the offer and Schreiber will have the option to match the offer or make a better offer to purchase the Company or its business. Acceptance of the Schreiber offer is subject to the approval by the Company's Board of Directors, however, if the Board of Directors determines that the Schreiber offer is equal to or better than the other offer, the Board of Directors must take all permitted actions to accept the offer and recommend it to the Company's stockholders for approval.

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

(9)      Capital Stock

         Non-Cash Compensation Related to Stock-Based Transactions

         Effective April 1, 2003, the Company elected to record compensation expense measured at fair value for all stock-based payment award transactions on or after April 1, 2003 under the provisions of FAS 123. Prior to April 1, 2003, the Company only recorded the fair value of stock-based awards granted to non-employees or non-directors under the provisions of FAS 123. The fair value of the stock-based award is determined on the date of grant using the Black-Scholes pricing model and is expensed over the vesting period of the related award. Prior to April 1, 2003, the Company accounted for its stock-based employee and director compensation plans under the accounting provisions of APB No. 25 as interpreted by FASB Interpretation No. 44 ("FIN 44"). Any modifications of fixed stock options or awards granted to employees or directors originally accounted for under APB No. 25 may result in additional compensation expense under the provisions of FIN 44. FIN 44 covers specific events that occurred after December 15, 1998 and was effective as of July 1, 2000.

         In  accordance  with  the  above  accounting  standards,   the  Company
         calculates non-cash compensation related to its securities in the Company's Statements of Operations on three primary items:

              a.  Stock-Based Award Issuances

              During the fiscal years ended March 31, 2005, 2004, and 2003, the Company recorded $619,097, $643,272 and $153,238, respectively, as non-cash compensation expense related to stock-based transactions that were issued to and vested by employees, officers, directors and consultants. This expense was computed in accordance with SFAS No. 123 only for stock-based transactions awarded to consultants prior to April 1, 2003 and for all stock-based transactions awarded on or after April 1, 2003.

              b. Option Modifications for Awards granted to Employees or Directors under APB No. 25

              On October 11, 2002, the Company repriced all outstanding options granted to employees prior to October 11, 2002 (4,284,108 shares at former prices ranging from $2.84 to $10.28) to the market price of $2.05 per share. Prior to the repricing modification, the options were accounted for as a fixed award under APB No. 25. In accordance with FIN 44, the repricing of the employee stock options requires additional compensation expense to be recognized and adjusted in subsequent periods for changes in the price of the Company's common stock that are in excess of the $2.05 stock price on the date of modification (additional intrinsic value). If there is a decrease in the market price of the Company's common stock compared to the prior reporting period, the reduction is recorded as compensation income to reverse all or a portion of the expense recognized in prior periods. Compensation income is limited to the original base exercise price (the intrinsic value) of the options. This variable accounting treatment for these modified stock options began with the quarter ended December 31, 2002 and such variable accounting treatment will continue until the related options have been cancelled, expired or exercised. There are 3,499,841 outstanding modified stock options remaining as of March 31, 2005.

                         GALAXY NUTRITIONAL FOODS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

              The Company recorded non-cash compensation expense of $193,649 and $8,001 related to these modified options for the years ended March 31, 2005 and March 31, 2004. There was no non-cash compensation expense recorded for the year ended March 31, 2003, as the market price of the Company's stock at the end of the period was less than the $2.05 intrinsic value of the modified options.

              In connection with a Separation and Settlement Agreement dated July 8, 2004 between the Company and Mr. New, the Company agreed that Mr. New's stock option rights under that certain Non-Qualified Stock Option Agreement dated December 5, 2002 (for 25,000 shares at an exercise price of $1.67 per share) and that certain Non-Qualified Stock Option Agreement dated July 16, 2001 (for 100,000 shares at an exercise price of $2.05 per share) would continue in full force and effect as if he were still employed by the Company. The stock price on the date of the modification was $2.15. In accordance with FIN 44 for modifications that renew or increase the life on existing options, the Company recorded $22,000 as additional non-cash compensation expense in the fiscal year ended March 31, 2005.

              c.  Notes Receivable for Common Stock

              In June 1999, in connection with an amended and restated employment agreement for Angelo S. Morini, the Company's Founder, the Company consolidated two full recourse notes receivable
              ($1,200,000 non-interest bearing from November 1994 and $11,572,200 bearing interest at 7% from October 1995) related to the exercise of 2,914,286 shares of the Company's common stock into a single non-recourse and non-interest bearing note receivable in the amount of $12,772,200 that is due on June 15, 2006. This single consolidated note is secured by the 2,914,286 shares that were exercised. Due to the modification of the note terms from recourse to non-recourse, the Company accounts for the note as if it was a newly issued option per EITF 95-16, "Accounting for Stock Compensation Arrangements with Employer Loan Features under APB Opinion No. 25," and due to the modification from interest bearing to non-interest bearing, the option is treated as variable and marked to market each period. The intrinsic value for the underlying shares is $4.38 per share. There was no non-cash compensation expense or reversal of expense recorded for the years ended March 31, 2005 and 2004, as the market price of the Company's stock was less than the $4.38 intrinsic value of the shares at the beginning and end of the periods. The Company recorded non-cash compensation income of $3,060,000 for the year ended March 31, 2003 to reflect the decrease in the market price of the Company's common stock from $5.43 at March 31, 2002 to $1.87 at March 31, 2003. The Company did not record any further non-cash compensation income once the stock price fell below the $4.38 intrinsic value.

         Employee Stock Purchase Plan

         In January 1992, the Company's stockholders approved the 1991 Employee Stock Purchase Plan (the "1991 Purchase Plan"). The 1991 Purchase Plan provides for the sale of up to an aggregate of 85,714 shares of common stock to eligible employees. Up to 500 shares may be purchased by each eligible employee at the lesser of 85% of the fair market value of the shares on the first or last business day of the six-month purchase periods ending August 31 and February 28. Substantially all full-time employees are eligible to participate in the plan. During the year ended March 31, 2005, 18,894 shares were issued under this plan at prices of $1.31 and $1.23 per share. During the year ended March 31, 2004, 16,339 shares were issued under this plan at prices of $1.49 and $1.96 per share. During the year ended March 31, 2003, 9,880 shares were issued under this plan at prices of $1.55 and $2.80 per share. The weighted average exercise price of the shares issued were $1.27, $1.75, and $1.99 per share for the fiscal years ended March 31, 2005, 2004 and 2003, respectively. As of March 31, 2005, there were 10,901 shares available for purchase under the 1991 Purchase Plan.

         Stock Options

         At March 31, 2005, the Company has three employee stock option plans, which were adopted in 1987, 1991, and 1996 and has granted additional non-plan stock options. Under the Company's stock option plans, qualified and nonqualified stock options to purchase up to 200,500 shares of the Company's common stock may be granted to employees and members of the Board of Directors. The maximum and typical term of options granted under the plans is ten years. Generally, options vest from zero to three years.

                         GALAXY NUTRITIONAL FOODS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

         The Company estimated the fair value of all options issued during the periods using the Black-Scholes option-pricing model. This model uses the assumptions listed in Note 1 under Stock Based Compensation for each period. The estimated fair value is then recorded as a charge to non-cash compensation in the Statement of Operations. During the fiscal years ended March 31, 2005 and 2004, the Company recorded $150,763 and $347,158, respectively, as non-cash compensation expense related to options that were issued to and vested by employees and directors. There was no non-cash compensation expense recorded during the year ended March 31, 2003, because the Company accounted for its stock-based employee and director compensation plans under the accounting provisions of APB No. 25 and all options were issued at market price on the date of the grant.

         The following table summarizes information about activity under all stock option plans:

                                                                               Weighted-Average          Weighted-Average
                                                                                Exercise Price            Fair Value of
                                                             Shares                per Share             Options Granted
                                                          ------------       -------------------       -------------------
          Balance, March 31, 2002                           103,544          $         4.54                     --
          Granted - at market                                25,858                    4.37                  $2.51
          Exercised                                          (1,000)                   4.25                     --
          Forfeited or Expired                              (23,096)                   2.43                     --
                                                            -------           -------------

          Balance, March 31, 2003                           105,306                    2.66                     --
          Granted - at market                                   914                    2.90                  $1.65
          Exercised                                          (7,911)                   2.05                     --
          Forfeited or Expired                               (2,948)                   4.96                     --
                                                            -------           -------------

          Balance, March 31, 2004                            95,361                    2.64                     --
          Granted - at market                                63,930                    1.28                  $0.77
          Exercised                                         (13,893)                   1.36                     --
          Forfeited or Expired                                 (429)                  19.25                     --
                                                            -------           -------------

          Balance, March 31, 2005                           144,969           $        2.11                     --
                                                            =======           =============

         The Company has also made individual issuances of non-qualified, non-plan options. The following table summarizes information about non-plan stock option activity:

                                                                               Weighted-Average          Weighted-Average
                                                                                Exercise Price            Fair Value of
                                                             Shares                per Share             Options Granted
                                                          ------------       -------------------       -------------------
          Balance, March 31, 2002                          2,705,840                   3.93                      --
          Granted - at market                              3,907,041                   3.51                   $1.72
          Forfeited or Expired                            (2,066,041)                  2.06                      --
                                                          ----------          -------------

          Balance, March 31, 2003                          4,546,840                   3.17                      --
          Granted - at market                                400,000                   2.73                   $0.77
          Forfeited or Expired                              (300,000)                  2.24                      --
                                                          ----------          -------------

          Balance, March 31, 2004                          4,646,840                   3.19                      --
          Granted - at market                                270,000                   1.69                   $0.48
                                                          ----------          -------------

          Balance, March 31, 2005                          4,916,840                $  3.02                      --
                                                          ==========          =============

                         GALAXY NUTRITIONAL FOODS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

         On September 30, 2003, the stockholders of the Company approved the issuance of 4,375,411 of these non-plan options of which 4,275,411 are still outstanding as of March 31, 2005.

         The following table summarizes information about plan and non-plan stock options outstanding and exercisable at March 31, 2005:

                                                    Weighted-     Weighted-                   Weighted-
                                                     Average       Average                     Average       Weighted-
           Range of Exercise         Options        Remaining     Exercise      Options       Remaining       Average
                 Prices            Outstanding         Life         Price     Exercisable       Life       Exercise Price
          --------------------- ------------------ ------------- ------------ ------------- -------------- ----------------
           $1.20 - 1.99               383,573          6.3 years    $ 1.60       283,573        6.9 years      $ 1.62
            2.00 - 2.99             1,745,333          3.9 years      2.11     1,739,333        3.9 years        2.11
            3.00 - 3.99             1,921,198          4.4 years      3.41     1,921,198        4.4 years        3.41
            4.00 - 4.99               576,716          4.9 years      4.29       501,716        4.7 years        4.27
            5.00 - 5.99               432,797          2.3 years      5.20       432,797        2.3 years        5.20
            6.00 -10.28                 2,192          3.2 years      8.39         2,192        3.2 years        8.39
                                    ---------                                  ---------

                                    5,061,809                                  4,880,809
                                    =========                                  =========

         Stock Warrants

         At March 31, 2005, the Company had outstanding warrants to purchase the Company's common stock, which were issued in connection with sales consulting, financial consulting, and financing arrangements. Information relating to these warrants is summarized as follows:

         Expiration Date                                       Number of Warrants        Exercise Price
         --------------------------------------------------    --------------------    --------------------
         August 2005                                                  7,143                    2.05
         December 2005                                               81,500                    3.90
         January 2006                                                33,571                    2.05
         April 2006                                                 100,000                    1.70
         July 2006                                                  500,000                    2.00
         July 2006                                                   10,000                    5.00
         January 2007                                                42,592                    5.74
         June 2007                                                   30,000                    2.05
         June 2007                                                  122,549                    5.52
         May 2008                                                    50,000                    2.05
         August 2008                                                  1,429                    2.05
         January 2009                                                 1,429                    2.05
         June 2009                                                  100,000                    1.97
         June 2009                                                  153,000                    2.05
         October 2009                                               500,000                    1.15
         October 2009                                                50,000                    1.20
         October 2009                                               500,000                    2.00
         June 2012                                                    2,143                    2.05
                                                                  ---------
                                                                  2,285,356
                                                                  =========

                         GALAXY NUTRITIONAL FOODS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

         The Company estimates the fair value of all warrants issued during the periods using the Black-Scholes option-pricing model. This model uses the assumptions listed in Note 1 under Stock Based Compensation for each period. The estimated fair value is then recorded as a charge to non-cash compensation in the Statement of Operations or as a charge to additional paid-in capital in Stockholders' Equity depending on the situation in which the warrant was issued. During the fiscal years ended March 31, 2005, 2004, and 2003, the Company granted warrants totaling 1,050,000, 700,000, and 264,692 shares, respectively, to non-employees and non-directors. During the fiscal years ended March 31, 2005, 2004, and 2003, the Company recorded $468,334, $296,114 and
         $153,238, respectively, as non-cash compensation expense related to warrants that were issued to and vested by non-employees and non-directors.

         Reserved

         At March 31, 2005, the Company has reserved common stock for future issuance under all of the above arrangements totaling 7,372,702 shares.

         Series A Convertible Preferred Stock

         In connection with a Stock Repurchase Agreement dated October 6, 2004, BH Capital Investments, LP and Excalibur Limited Partnership, the holders of the Company's Series A convertible preferred stock (the "Series A Preferred Holders"), converted 10,278 Series A convertible preferred shares into approximately 600,000 shares of common stock. The value of these converted Series A convertible preferred shares including accrued dividends was $644,068. Simultaneously, the remaining 30,316 Series A convertible preferred shares held by the Series A Preferred Holders were acquired by the Company for a total price of $2,279,688. All previously outstanding shares of the Series A convertible preferred stock of the Company have now been cancelled. As part of the transaction, the each former Series A Preferred Holder also received a warrant to purchase up to 250,000 shares of common stock at an exercise price of $2.00 per share for a period of five years. The market price of the Company's common stock on October 6, 2004 was $1.30. The fair value of the warrants is $205,000.

         On April 6, 2001, the Company received from the Series A Preferred Holders proceeds of approximately $3,082,000 less costs of $181,041 for the issuance of 72,646 shares of the Company's Series A convertible preferred stock with a face value of $3,500,000 and warrants to purchase shares of the Company's common stock. The shares were subject to certain designations, preferences and rights including the right to convert such shares into shares of common stock at any time. The per share conversion price was equal to the quotient of $48.18, plus all accrued and unpaid dividends for each share of the Series A convertible preferred stock, ($62.66 at October 6, 2004), divided by the lesser of
         (x) $1.75 or (y) 95% of the average of the two lowest closing bid prices of the Company's common stock on the American Stock Exchange ("AMEX") out of the fifteen trading days immediately prior to conversion.

         In total, the Series A Preferred Holders converted 13,578, 13,490 and 15,262 shares of the Series A convertible preferred stock plus accrued dividends, into 721,366, 459,908 and 624,936 shares of common stock, respectively, during the years ended March 31, 2005, 2004 and 2003, respectively. The conversion prices ranged from $1.07 to $1.75 based on the above formula.

         In accordance with EITF 00-19,"Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock," the fair value of the conversion right was bifurcated and classified as a current liability of $640,000 for the year ended March 31, 2004 (See Note 7).

         The Series A Preferred Holders had the right to receive on any outstanding Series A convertible preferred stock a ten percent dividend on the shares, payable one year after the issuance of such preferred stock, and an eight percent dividend for the subsequent three years thereafter, payable in either cash or shares of preferred stock. For the years ended March 31, 2005, 2004 and 2003, the Company recorded preferred dividends of $82,572, $201,791 and $264,314, respectively, on the outstanding shares of the Series A convertible preferred stock.

         On April 6, 2001, the Company recorded the initial carrying value of the preferred stock as $521,848. Each quarter the Company calculated an estimated redemption value of the remaining preferred stock and then calculated the difference between the initial carrying value and this estimated redemption value. The difference was then accreted over the redemption period (48 months beginning April 2001) using the

                         GALAXY NUTRITIONAL FOODS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

         straight-line method, which approximates the effective interest method. For the years ended March 31, 2005, 2004 and 2003, the Company recorded $203,605, $1,340,943, and $1,370,891, respectively, related to the accretion of the redemption value of preferred stock and the beneficial conversion feature of accrued dividends.

         Common Stock Issuances

         See Note 18 for additional information on stock issuances subsequent to March 31, 2005.

         On October 6, 2004, the Company completed a private placement of its common stock, whereby it issued a total of 2,000,000 shares to an existing stockholder of the Company for aggregate gross proceeds to the Company of $2,300,000. These proceeds were used to redeem the Company's Series A convertible preferred stock as discussed above. The purchase price of the shares was $1.15 per share (95% of the prior 5-day trading closing stock price average). The stockholder also received a warrant to purchase up to 500,000 shares of the Company's common stock at an exercise price of $1.15 per share for a period of five years. The shares are restricted securities that have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or applicable exemptions and registration requirements.

         In accordance with a registration rights agreement with the investor, the Company agreed to file and obtain effectiveness of a registration statement with the Securities and Exchange Commission within 180 days of closing to register the shares issued in the private placement and to include the shares underlying the warrant described above. The Company agreed that if a registration statement was not filed, or did not become effective within the defined period of time, then in addition to any other rights the investor may have, it would be required to pay a penalty of $57,500 per month. The Company filed a registration statement on Form S-3 on March 14, 2005. However, this registration statement has not yet been declared effective. The Company has received from the investor an extension of time until September 1, 2005 to have the registration statement declared effective by the SEC. Additionally, the investor waived all penalties and remedies for failure to have an effective registration statement until September 1, 2005.

         In accordance with EITF 00-19, "Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled in the Company's Own Stock," and the terms of the above warrants, the fair value of the warrants were accounted for as a liability, with an offsetting reduction to the carrying value of the common stock. The warrant liability will be reclassified to equity upon the effective date of the registration statement.

         The fair value of the warrant on October 6, 2004, was estimated at $315,000. On March 31, 2005, the fair value of the warrant was re-measured and estimated at $740,000 (see Note 7). The increase of $425,000 was reflected as a charge to non-cash compensation in the Statement of Operations during the year ended March 31, 2005.

         In October 2003, pursuant to an employment contract, the Company issued 17,500 shares of its common stock with a total value of $37,650 to a former employee for his services from January 2003 to July 2003. This expense was recorded as non-cash compensation during the fiscal year ended March 31, 2004.

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

         Pursuant to seven Securities Purchase Agreements dated May 21, 2003, the Company issued a total of 2,138,891 shares of its common stock at a price per share equal to $1.80 for aggregate gross proceeds to the Company of $3,850,000. Sales to related parties under the Securities Purchase Agreements include: 555,556 shares of common stock sold at an aggregate sales price of $1,000,000 to Frederick DeLuca, a greater than 5% stockholder; 55,556 shares of common stock sold at an aggregate sales price of $100,000 to David H. Lipka, a Director of the Company;

                         GALAXY NUTRITIONAL FOODS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

         83,333 and 55,556 shares of common stock sold at an aggregate sales price of $150,000 and $100,000, respectively, to Ruggieri of Windermere Family Limited Partnership and Ruggieri Financial Pension Plan, respectively, each an affiliate of John Ruggieri, the Company's former Vice President of Manufacturing; 1,111,112 shares of common stock sold at an aggregate sales price of $2,000,000 to Fromageries Bel S.A., a leading branded cheese company in Europe which signed a Master Distribution and Licensing Agreement effective May 22, 2003 with the Company. Sales to non-related parties under the Securities Purchase Agreements totaled 277,778 shares of common stock sold at an aggregate sales price of $500,000.

         The Company used $2,000,000 of the proceeds generated from these May 2003 private placements to pay down the balance of the Company's mezzanine loan from FINOVA Mezzanine Capital, Inc. The Company then applied the additional proceeds from the new loan from Wachovia Bank, as discussed in Note 6, to pay the remaining $2,000,000 on the FINOVA Mezzanine loan. The Company utilized the remainder of the private placement proceeds for working capital and general corporate purposes.

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

                         GALAXY NUTRITIONAL FOODS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

(10)     Income Taxes

         The components of the net deferred tax assets consist of the following:

         March 31,                                                                             2005                 2004
         -------------------------------------------------------------------------------------------------------------------
         Deferred tax assets:
           Net operating loss carry forwards                                               $ 14,732,000         $ 14,207,000
           Non-deductible reserves                                                            1,033,000              198,000
           Investment, alternative minimum and general business tax credits                      80,000               86,000
           Accrued employment contract                                                          520,000              596,000
           Other                                                                                983,000              635,000
         -------------------------------------------------------------------------------------------------------------------

         Gross deferred income tax assets                                                    17,348,000           15,722,000
         Valuation allowance                                                                (13,191,000)         (11,816,000)
         -------------------------------------------------------------------------------------------------------------------

         Total deferred income tax assets                                                     4,157,000            3,906,000

         Deferred income tax liabilities:
           Depreciation and amortization                                                     (4,157,000)          (3,906,000)
         -------------------------------------------------------------------------------------------------------------------

         Net deferred income tax assets                                                              --                   --
         ===================================================================================================================

         The valuation allowance increased by $1,375,000, $787,000, and $1,037,000 for the years ended March 31, 2005, 2004, and 2003, respectively. The Company has recorded a valuation allowance to state its deferred tax assets at estimated net realizable value due to the uncertainty related to realization of these assets through future taxable income.

         The following summary reconciles differences from taxes at the federal statutory rate with the effective rate:

         --------------------------------------------------------------------------------------------
         Years ended March 31,                                     2005          2004          2003
         --------------------------------------------------------------------------------------------
         Federal income taxes at statutory rates                  (34.0%)       (34.0%)       (34.0%)
         Change in deferred tax asset valuation allowance          31.5%         26.6%        (93.4%)
         Non deductible expenses:
            Non deductible compensation                              --            --          93.7%
            Imputed interest on note receivable                     4.8%          7.0%        (18.8%)
            Other                                                  (2.3%)         0.4%         52.5%
                                                                   --------------------------------

         Income taxes (benefit) at effective rates                   --            --            --
                                                                   ================================

         Unused net operating losses for income tax purposes, expiring in various amounts from 2008 through 2025, of approximately $39,100,000 are available at March 31, 2005 for carry forward against future years' taxable income. Under Section 382 of the Internal Revenue Code, the annual utilization of this loss may be limited in the event there are changes in ownership.

                         GALAXY NUTRITIONAL FOODS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

(11)     Earnings Per Share

         The following is a reconciliation of basic net earnings (loss) per share to diluted net earnings (loss) per share:

         Years ended March 31,                                            2005                    2004                   2003
         -------------------------------------------------------------------------------------------------------------------------
         Net loss to common stockholders                              $   (4,652,726)        $   (4,504,907)        $     (601,077)
                                                                      ==============         ==============         ==============

         Weighted average shares outstanding - basic & diluted            17,007,791             14,937,005             12,110,349
                                                                      ==============         ==============         ==============

         Basic & Diluted net loss per common share                    $        (0.27)        $        (0.30)        $        (0.05)
                                                                      ==============         ==============         ==============

         Options for 5,061,809 shares and warrants for 2,285,356 shares have not been included in the computation of diluted net income (loss) per common share for the year ended March 31, 2005 as their effects were antidilutive. Potential conversion of the Series A convertible preferred stock for 1,522,658 shares, options for 4,742,201 shares and warrants for 1,242,856 shares have not been included in the computation of diluted net income (loss) per common share for the year ended March 31, 2004 as their effects were antidilutive. Potential conversion of the Series A convertible preferred stock for 2,013,831 shares, options for 4,652,146 shares and warrants for 742,856 shares have not been included in the computation of diluted net income (loss) per common share for the year ended March 31, 2003 as their effects were antidilutive.

(12)     Supplemental Cash Flow Information

         Years ended March 31,                                                      2005           2004           2003
         -------------------------------------------------------------------------------------------------------------------
         Non-cash financing and investing activities:
           Purchase of equipment through capital lease obligations and term
             notes payable                                                      $    82,583     $   55,672     $   94,763
           Amortization of consulting and directors fees paid through
              issuance of common stock warrants                                     619,097        643,272        153,238
           Reduction in accounts payable through issuance of notes payable               --             --        347,475
           Reduction in accounts payable through issuance of common stock                --         37,650        839,158
           Reduction in notes payable through issuance of common stock                   --        162,424             --
           Accrued preferred stock dividends                                         82,572        201,791        264,314
           Beneficial conversion feature related to preferred stock dividends        14,491         84,923         62,035
           Accretion of discount on preferred stock                                 189,114      1,256,020      1,308,856

         Cash paid for:
           Interest                                                                 767,001      1,396,419      2,349,002
           Income taxes                                                                  --             --         51,037

(13)     Related Party Transactions

         Angelo S. Morini

         In June 1999, in connection with an amended and restated employment agreement for Angelo S. Morini, the Company's Founder, the Company consolidated two full recourse notes receivable ($1,200,000 from November 1994 and $11,572,200 from October 1995) related to the exercise of 2,914,286 shares of the Company's common stock into a single note receivable in the amount of $12,772,200 that is due on June 15, 2006. This single consolidated note is non-interest bearing and non-recourse and is secured by the 2,914,286 underlying shares of the Company's common stock. Per the October 2003 Second Amended and Restated Employment Agreement between the Company and Mr. Morini (as detailed in Note 8), this loan may be forgiven upon the occurrence of any of the following events: 1) Mr. Morini is terminated without cause;
         2) there is a material breach in the terms of Mr. Morini's employment agreement; or 3) there is a change in control of the Company for which Mr. Morini did not vote "FOR" in his capacity as a director or a stockholder.

                         GALAXY NUTRITIONAL FOODS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

         The Company accrued and expensed the five-year cost of this agreement in the quarter ended December 31, 2003. The total estimated costs expensed under this agreement are $1,830,329 of which $1,292,575 remained unpaid but accrued ($366,305 as short-term liabilities and $926,270 as long-term liabilities) as of March 31, 2005. The long-term portion will be paid out in nearly equal monthly installments ending in October 2008.

         In connection with the October 2003 Second Amended and Restated Employment Agreement, the Company issued an aggregate of 55,087 shares of the Company's common stock to Mr. Morini (valued at approximately $2.95 per share based on the average of the closing prices for the five trading days preceding the effective date of the Agreement) in order to repay $162,397 of net advances that he had provided to the Company.

         In October 2000, the Company obtained a $1.5 million bridge loan from Wachovia Bank (as discussed in Note 6), which was guaranteed by Angelo
         S. Morini and secured by one million of his above-mentioned 2,914,286 shares of the Company's common stock. These one million shares were returned to the Company when the loan was paid in full in February 2004.

         On October 24, 2002, the Company entered into a special services agreement with Angelo S. Morini, authorizing him to author and promote "Veggiesizing, the stealth/health diet" book, which promotes the Company's products. In consideration of these services and for his continued personal pledges, the Company granted him 900,000 shares at the market price of $2.05 on October 24, 2002. On December 4, 2002, as a result of discussions and negotiations with certain major stockholders, Mr. Morini cancelled these options with the Company and accepted new options to acquire 510,060 shares of common stock - 200,000 options were granted at an exercise price of $4.08 per share and 310,060 were granted at an exercise price of $2.05 per share. These options expire on December 4, 2007. As a result of the cancellation and reissuance of options, the Company will account for these options in accordance with variable accounting standards.

         On July 1, 2002, in consideration of his pledge of 250,000 shares of the Company's common stock to secure a $550,000 promissory note by the Company in favor of Excalibur Limited Partnership, the Company granted Mr. Morini stock options to acquire 289,940 shares of common stock at an exercise price of $5.17 (which price was 110% of the then market price) per share. These options expire on July 1, 2007.

         Other Related Party Transactions

         Beginning January 13, 2003, the Company entered into a vendor arrangement with one of its employees pursuant to which the employee purchased raw materials for the Company approximating $500,000. The amounts paid for the purchased materials, plus interest at the rate of 15% per annum on such amounts, was due and paid in full by May 31, 2003.

         On April 10, 2003, the Company entered into a credit arrangement with one of its greater than 5% stockholders pursuant to which the stockholder purchased raw materials for the Company in an aggregate amount that did not exceed $500,000. The amounts paid for the purchased materials, plus interest at the rate of 15% per annum on such amounts, was due and payable in full on July 9, 2003. In consideration of the credit arrangement, the Company issued to the stockholder a warrant to purchase 100,000 shares of the Company's common stock at an exercise price of $1.70. The fair value of this warrant was estimated at $63,000 and was recorded as non-cash compensation expense in the quarter ended June 30, 2003. All amounts owed under the credit arrangement were repaid in full and such credit arrangement was terminated on June 27, 2003.

         On May 22, 2003, the Company entered into a Master Distribution and Licensing Agreement with Fromageries Bel S.A. ("Bel"), a leading branded cheese company in Europe who is a greater than 5% stockholder in the Company. Under the agreement, the Company granted Bel exclusive distribution rights for the Company's products in a territory comprised of the European Union States and to more than 21 other European countries and territories (the "Territory"). The Company also granted Bel the exclusive option during the term of the agreement to elect to manufacture the products designated by Bel for distribution in the Territory. The term of the agreement is ten years, provided that either of the parties may elect to terminate the agreement by delivery of notice to the other between March 24, 2007 and May 22, 2007, which termination shall be effective as of the first anniversary of the date of the notice of termination. Alternatively, the parties may mutually agree to continue operating under the agreement, to convert the agreement to a manufacturing and license agreement, or to terminate the agreement.

                         GALAXY NUTRITIONAL FOODS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

         A director of the Company was paid consulting fees totaling $32,300 and $77,520 for introductions into several large food service companies during the fiscal years ended March 31, 2004 and 2003, respectively. Another director of the Company was paid $59,000 for his consulting services on marketing issues during each of the fiscal years ended March 31, 2005 and 2004.

(14)     Economic Dependence

         For the fiscal year ended March 31, 2005, the Company had one customer that accounted for approximately 12% of net sales. As of March 31, 2005, the customer owed the Company approximately $1,550,000 or 22% of the Company's gross trade receivable balance. Additionally, the Company had approximately $210,000 of inventory in stock as of March 31, 2005 related to this customer. Based on information that arose in April 2005 after the products were shipped, the Company determined that collection of the outstanding receivable balance and inventory amounts were in question as of March 31, 2005 and therefore, reserved 100% of these amounts in its reserve for trade receivables and inventory at year-end. We do not expect further sales to this customer after April 2005, but do expect that we will have another customer that will exceed 10% of our net sales in the fiscal year ending March 31, 2006.

         For the fiscal years ended March 31, 2004 and 2003, the Company did not have any customer that comprised more than 10% of net sales.

         For the fiscal year ended March 31, 2005, the Company purchased $9,193,000 of products from four suppliers totaling approximately 55% of total raw material purchases for the fiscal year. For the fiscal year ended March 31, 2004, the Company did not have any supplier that comprised more than 10% of total raw material purchases. For the fiscal year ended March 31, 2003, the Company purchased approximately $2,238,000 from one supplier totaling approximately 13% of raw material purchases for the fiscal year.

(15)     Employee Benefit Plan

         The Company has a 401(k) defined contribution plan covering all employees meeting certain minimum age and service requirements. The
         Company's matching contributions to the plan are determined by the Board of Directors. On August 1, 2003, the Company match was raised from 25% to a maximum of 50% of the employee's contribution up to 6% of the employee's compensation. Company contributions to the plan amounted to $56,170, $35,807 and $21,820 for the fiscal years ended March 31, 2005, 2004 and 2003, respectively.

(16)     Fourth Quarter Adjustments

         During the fourth quarter of fiscal 2005, the Company recorded the following adjustments:

         Bad debt on accounts receivable                             $1,605,783
         Inventory write-offs                                           676,181

         See Note 14 for a further explanation on the cause of a large portion of the large fourth quarter adjustments. In March 2005, the Company reviewed its inventory and wrote off the value of unsalable items that it would no longer use in production due to low margins, low volume, change in inventory formulas or loss of customer.

         There were no significant or unusual adjustments in the fourth quarter of fiscal 2004 and 2003.

                         GALAXY NUTRITIONAL FOODS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

(17)     Quarterly Operating Results (Unaudited)

         Unaudited quarterly operating results are summarized as follows:

                                                                               Three Months Ended (Unaudited)
                                                          --------------------------------------------------------------------------
         2005                                                 March 31          December 31       September 30         June 30
         ----                                             -----------------  ------------------   ----------------  ----------------
         Net sales                                      $    10,785,379    $       10,632,877   $  11,900,553     $  11,191,678
         Gross margin                                         1,909,635             2,343,326       2,580,584         2,940,348
         Net income (loss)                                   (2,545,790)             (739,401)       (839,762)         (241,596)
         Net income (loss) for common stockholders           (2,545,790)             (739,401)       (571,372)         (796,163)
         Basic net income (loss) per common share                 (0.14)                (0.04)          (0.04)            (0.05)
         Diluted net income (loss) per common share               (0.14)                (0.04)          (0.04)            (0.05)
         Stockholders' equity                                 7,022,523             9,363,062       7,162,551         7,726,530
                                                                               Three Months Ended (Unaudited)
                                                          --------------------------------------------------------------------------
         2004                                                 March 31          December 31       September 30         June 30
         ----                                             -----------------  ------------------   ----------------  ----------------
         Net sales                                      $     8,512,702    $        9,638,571   $   9,329,907     $   8,695,781
         Gross margin                                         2,745,256             2,922,821       2,999,930         2,644,665
         Net income (loss)                                      614,430            (1,378,354)       (228,145)       (1,970,104)
         Net income (loss) for common stockholders              906,277            (1,557,986)       (933,385)       (2,919,813)
         Basic net income (loss) per common share                  0.06                 (0.10)          (0.06)            (0.21)
         Diluted net income (loss) per common share                0.06                 (0.10)          (0.06)            (0.21)
         Stockholders' equity                                 8,226,481             7,497,656       8,404,579         9,191,983

(18)     Subsequent Events

         Warrant Exercises

         In accordance with a warrant agreement dated April 10, 2003, the Company issued to Mr. Frederick DeLuca a warrant to purchase up to 100,000 shares of common stock of the Company at an exercise price of $1.70 per share. Additionally, in accordance with a warrant agreement dated October 6, 2004, the Company issued to Mr. DeLuca a warrant to purchase up to 500,000 shares of common stock of the Company at an exercise price of $1.15 per share. Subsequently, the Company agreed to reduce the per share exercise price on these warrants to $1.36 and $0.92, respectively, in order to induce Mr. DeLuca to exercise his warrants. All of the warrants were exercised on June 16, 2005 for total proceeds of $596,000.

         On each of April 24, 2003 and October 6, 2004, BH Capital Investments, LP and Excalibur Limited Partnership each received warrants to purchase up to 250,000 shares of common stock at an exercise price of $2.00 per share. Also, Excalibur Limited Partnership received a warrant to purchase up to 30,000 shares at an exercise price of $2.05 per share on June 26, 2002. Subsequently, the Company agreed to reduce the per share exercise price on all such warrants to $1.10 in order to induce BH Capital Investments, LP and Excalibur Limited Partnership to exercise their warrants. All of the warrants were exercised on June 16, 2005 for total proceeds of $1,133,000.

         The Company used a portion of the proceeds from the warrant exercises to satisfy the $750,000 over-advance provided by Textron under the Fourth Amendment and Waiver to the Textron Loan Agreement, as described in Note 6 and the remaining proceeds from the warrant exercises will be used for working capital purposes as needed in the future.

                         GALAXY NUTRITIONAL FOODS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

         Asset Sale and Outsourcing Arrangements

         On June 30, 2005, the Company entered into an Outsourcing Supply Agreement (the "Outsourcing Agreement") with Schreiber Foods, Inc. ("Schreiber") whereby Schreiber will manufacture and distribute all of the Company's products. The Company simultaneously entered into an Asset Purchase Agreement with Schreiber whereby Schreiber will purchase substantially all of the Company's production machinery and equipment for a total of $8,700,000.

         The Asset Purchase Agreement is scheduled to close on or about November 1, 2005. The closing is subject to the satisfaction of various conditions, including approval of the sale by the Company's stockholders and approval by the Company's lenders.

         The Outsourcing Agreement is for an initial five-year period from the effective date of September 1, 2005 and is renewable at the Company's option for up to two additional five-year periods. On or before November 1, 2005, Schreiber will purchase the Company's remaining raw materials, ingredients and packaging at the Company's cost. Schreiber will bill the Company when it ships each order of finished products to the Company or its customers, based on a pre-determined price matrix.

         The Outsourcing Agreement provides for a contingent short-fall payment obligation by the Company if a specified production level is not met during the second year of the Outsourcing Agreement. If a contingent short-fall payment is accrued after the second year, it may be reduced at the end of the third year if the production level during the third year exceeds the specified level of production. If the sale of the assets to Schreiber for $8,700,000 as contemplated by the Asset Purchase Agreement is not consummated, then the Company will not be required to pay any such short-fall payment.

         If the Company does not exercise its option to renew the Outsourcing Agreement at the end of the initial five-year period, there is a cancellation charge of $1.5 million. If the Company does not exercise its option to renew the Outsourcing Agreement at the end of the second five-year period, there is a cancellation charge of $750,000. If the sale of the assets to Schreiber for $8,700,000 as contemplated by the Asset Purchase Agreement is not consummated, then the Company will not be required to pay any such cancellation charge.

         The Company is currently reviewing the costs associated with these anticipated transactions and believes that they will have a material impact on the Company's financial position, results of operations, and cash flows during its fiscal year ending March 31, 2006.

         Bank Loan Modification

         On June 30, 2005, the Company entered into a Loan Modification Agreement with Wachovia Bank, N.A. regarding its loan. The agreement modified the following terms of the loan: 1) the loan will mature and be payable in full on July 31, 2006 instead of June 1, 2009; 2) the principal payments will remain at $110,000 per month with accrued interest at Wachovia's Base Rate plus 1% instead of increasing to $166,250 on July 1, 2005 as provided by the terms of the promissory note evidencing the loan; and 3) all covenants related to the Company's tangible net worth, total liabilities to tangible net worth, and maximum funded debt to EBITDA ratios are waived and compliance is not required by the Company through the maturity of the loan on July 31, 2006. In connection with the agreement, the Company agreed to pay $60,000, of which $30,000 was paid upon execution of the agreement and $30,000 is due on August 1, 2005. As required by the terms of the agreement, if the Company sells the equipment as discussed above, the loan will be due and payable in full at the time of sale.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES.

As of March 31, 2005, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer ("CEO"), and the Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures to insure that the Company records, processes, summarizes and reports in a timely and effective manner the information required to be disclosed in reports filed with or submitted to the Securities and Exchange Commission. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective in timely bringing to their attention material information related to the Company required to be included in our periodic Securities and Exchange Commission filings. Since the date of this evaluation, there have been no changes in our internal controls or in other factors that are reasonably likely to materially affect those controls.

ITEM 9B. OTHER INFORMATION.

Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The following table sets forth the current directors and executive officers of our Company as of July 12, 2005, as well as their respective ages and positions with our Company:

Name                                       Age                              Positions
-------------------------------------------------------------------------------------------------------------
David H. Lipka                              75        Director, Chairman of the Board of Directors
Joanne R. Bethlahmy(1) (2)                  50        Director
Michael E. Broll                            56        Director, Chief Executive Officer
Thomas R. Dyckman (1) (2)                   73        Director, Chairman of the Audit Committee
Charles L. Jarvie  (2)                      68        Director, Chairman of the Compensation Committee
Angelo S. Morini                            62        Director
Patrice M.A. Videlier (1)                   62        Director
Salvatore J. Furnari                        40        Chief Financial Officer
John W. Jackson                             47        Vice President of Sales
Christopher E. Morini                       49        Vice President of New Business Development and Key Accounts
Thomas J. Perno                             50        Vice President of Operations
Kulbir Sabharwal                            62        Vice President of Technical Services

(1) Audit Committee Member
(2) Compensation Committee Member

The Board of Directors is currently comprised of the seven directors of which five are non-employee directors. The Chairman of the Board and the directors hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified. The executive officers of our Company are elected annually at the first Board of Directors meeting following the annual meeting of stockholders, and hold office until their respective successors are duly elected and qualified, unless sooner displaced.

Directors

David H. Lipka spent forty years (1955-1995) with DCA Food Industries Inc., an international manufacturer of food ingredients and equipment with combined sales in excess of $1 billion per annum, holding positions of president, chief executive officer, and chief operating officer. Since 2001, Mr. Lipka served on the board of directors of Doctor's Associates Inc. (Subway Stores) and has served on numerous boards including Dunkin Donuts Inc. (1989-1994), Allied-Lyons Inc. (1988-1994), and Kerry Group PLC (1995-1996). Mr. Lipka has also been chairman and chief executive officer of Pennant Foods and Leons Baking Company. He obtained a B.S. degree from Brooklyn College and attended the Graduate School of Business at New York University. Since December 2002, Mr. Lipka has agreed to serve as a director of our Company at the request of Frederick A. DeLuca, a beneficial owner of more than ten percent (10%) of our common stock. Both Mr. Lipka and Mr. DeLuca are members of the Board of Directors of Doctor's Associates Inc.

Joanne R.  Bethlahmy  was appointed as a director of our Company and a member of the audit committee on October 1, 2004 to fill the vacancy created upon the resignation of Christopher J. New in July 2004. Ms. Bethlahmy has been the Managing Partner of Illuminate Consulting, a management consulting firm specializing in market strategy for consumer-oriented industries since 2000. She worked with Chef Solutions Inc., a subsidiary of LSG Lufthansa, a business specializing in providing convenient baked foods and prepared meals to food service and retail, as a consultant and interim Senior Vice President of Marketing from 2000-2002. Ms. Bethlahmy's twenty years of experience in strategy development, general management and marketing includes major executive assignments with Andersen Consulting (now Accenture 1993-1999), Maybelline (1992-1993), the Quaker Oats Company (1988-1991) and Frito-Lay (1984-1988). She
obtained an M.B.A. in Marketing from U.C. Berkeley, a J.D. from Hastings College of Law (both in 1981) and a B.A. in History from U.C. Davis in 1976.

Michael E. Broll was appointed as a director of our Company in December 2003 and as Chief Executive Officer ("CEO") of our Company in July 2004 upon the resignation of Christopher J. New. Mr. Broll is a private investor and consultant in the food industry, and most recently was President and Chief Executive Officer, from 1999 to 2002, of Chef Solutions Inc., a subsidiary of Lufthansa Service Group ("LSG"), a business specializing in providing convenient baked foods and prepared meals to food service and retail segments of the food industry. As an executive of SCIS/Sky Chef's a subsidiary of ONEX Corporation, a Canadian based private equity group, Mr. Broll assembled a group of six companies in the bakery and prepared food business to ultimately form and merge into a one new entity called Chef Solutions Inc., an ONEX controlled company. Chef Solutions Inc. was subsequently sold to LSG in 2001. Mr. Broll's career also includes major executive assignments with Allied-Domecq Retailing as the head of its total supply chain for North America from 1997 to 1999, Ready Pac Produce, Inc. as President and Chief Operating Officer from 1995 to 1997, Nestle USA as the head of all supply chains for the chilled food group in North America from 1993 to 1995, and Pillsbury Company as Vice President of Operations for the bakery group supply chain from 1991 to 1993. Mr. Broll received his B.S. in Economics from the University of Illinois in 1978.

Thomas R. Dyckman is currently the Ann Whitney Olin Professor of Accounting at the S.C. Johnson Graduate School of Management at Cornell University, Ithaca, New York, and has been a professor at Cornell University since 1964. Dr. Dyckman also served as Acting Vice President of the University for Information Technology (1998-1999) at Cornell University. He has conducted management executive programs for Goodyear, IBM, Gould Pump, New England Telephone, Ocean Spray, Columbia University, G.T.E. and Sylvania. Dr. Dyckman served as a consultant on research issues to the Financial Accounting Standards Board (FASB) from 1977 to 1988. During the mid 1990's he was acting dean of the S.C. Johnson Graduate School of Management at Cornell University. He is a member of the American Accounting Association and the Accounting Researchers International Association, and completed terms with the Financial Accounting Standards Advisory Committee (1984-1987) and the Financial Accounting Foundation (1989-1993). Dr. Dyckman has more than sixty published articles and is the author of ten books. He received his B.A., M.B.A. and Ph.D. from the University of Michigan. Dr. Dyckman has been a director of our Company since December 2002.

Charles L. Jarvie, a partner with Beta Capital Group, LLC, has had an illustrious business career. After twenty years with the Proctor and Gamble Company (1959-1979), he was President of Dr. Pepper Company (1980-1983), and Fidelity Investments Marketing Corp. (1983-1984), and Chief Executive Officer of Schenley Industries, Inc. (1984-1988). He has also served as a director of Guinness America, Inc. (1988-1992), chief executive officer of New Era Beverage Company (1990-1992), chairman of Universal Sports America (1995-2000), president of Host Communications, Inc. (1992-2000), chairman of Streetball Partners, Inc. (1990-2000) and chairman of J/P Management Associates, Inc. (1990-present). His accomplishments include the acquisition of Canada Dry Corporation, and the sale of Schenley Industries, Host Communications and New Era Beverage Company. Mr. Jarvie has helped generate and implement and still enforces strategic plans for many successful turnarounds. Mr. Jarvie has numerous civic and business associations serving as a director or member of many prestigious organizations and companies. He is a graduate of Cornell University where he received both his B.S. and M.B.A. Mr. Jarvie has been a director of our Company since December 2002.

Angelo S. Morini was the Founder and inventor of our Company's healthier dairy alternative formula and was our Company's President since its inception in 1980 until October 2003. On December 17, 2002, Mr. Morini resigned from his positions as Chief Executive Officer and Chairman of the Board of our Company and became the Vice-Chairman of the Board. Effective October 13, 2003, Mr. Morini resigned from his positions as Vice-Chairman and President of our Company and he is no longer involved in the daily operations of the Company. He retains the title of Founder and was named Chairman Emeritus. Between 1972 and 1980, Mr. Morini was the general manager of Galaxy Cheese Company, which operated as a sole proprietorship until its incorporation in May 1980. Prior to 1974, he was associated with the Food Service Division of Pillsbury Company and the Post Division of General Foods Company. In addition, he worked in Morini Markets, his family-owned and operated chain of retail grocery stores in the New Castle, Pennsylvania area. Mr. Morini received a B.S. degree in Business Administration from Youngstown State University in 1968. Mr. Morini's brother, Christopher E. Morini, works for our Company as Vice President of New Business Development and Key Accounts. Prior to November 2003, Angelo S. Morini's wife, Julie Morini, was employed by our Company in the marketing and public relations departments. Mr. Morini's brother, Ronald Morini, worked for our Company until October 31, 2003 as an engineering consultant and was paid $61,310 in consulting fees and benefits during the fiscal year ended March 31, 2004.

Patrice M.A. Videlier was a director of Fromageries Bel S.A., a company organized under the laws of France for 14 years until October 2003. Mr. Videlier has held since 1990 numerous vice presidential positions in charge of International, Europe, and Natural Cheese Divisions and more recently Senior Vice President of Marketing-World. From 1969 to 1989, Mr. Videlier was a senior marketing executive with Unilever Co. Mr. Videlier received his Masters in Business Administration from Indiana University in 1968. Since May 2003, Mr.
Videlier agreed to serve as a director of our Company at the request of Fromageries Bel S.A., a beneficial owner of more than five percent (5%) of our common stock.

Executive Officers

Salvatore J. Furnari, CPA was appointed as our Chief Financial Officer in July 2002. From November 2001 until July 2002, Mr. Furnari served as our Controller. Prior to joining our Company, Mr. Furnari was Corporate Controller and Treasurer of Pritchard Industries, Inc. From 1998 through 1999, he served as Chief Financial Officer and Vice President of Finance for Garage Management Corporation; and from 1993 until 1998, he was Chief Financial Officer of American Asset Corporation. Mr. Furnari received his B.S. in Accounting from Queens College in New York City in May 1987.

John W. Jackson has been Vice President of Sales for our Company since 1993. From 1985 through 1992, Mr. Jackson was director of sales for H.J. Heinz Company. Mr. Jackson received his B.S. in Business Administration and Accounting from Mars Hill College in 1980.

Christopher E. Morini has been the Vice President of New Business Development and Key Accounts since September 2001, having formerly served as Vice President of Marketing and International Sales for our Company since 1993. From 1986 through 1993, Mr. Morini was a Vice President of our Company, where he has been responsible for various sales and marketing divisions of our Company, including the Food Service, International Sales and Retail Sales divisions. Mr. Morini started with our Company as an area salesman in 1983 and became sales manager in 1984. Mr. Morini received a B.S. in Economics from Slippery Rock University in 1978. Christopher E. Morini's brother, Angelo S. Morini, is the Founder of our Company.

Thomas J. Perno has worked for our Company since 1983. He began as a Shipping and Receiving Supervisor, he was later promoted to Plant Manager and then to Vice President of Operations. Mr. Perno received his M.S. in Electrical Engineering from Penn State University in 1976.

Kulbir Sabharwal has been Vice President of Technical Services for our Company since 1991. Dr. Sabharwal worked as the Director of Research and Quality Control for Gilardies Frozen Foods from 1987 to 1990 and for Fisher Cheese Company from 1972 to 1986. Dr. Sabharwal received his Ph.D. in Food Science and Nutrition from Ohio State University in 1972.

Audit Committee

We maintain a separately  designated standing audit committee in accordance with
Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended. From April 1, 2004 until July 8, 2004, the audit committee members were Thomas R. Dyckman, Michael E. Broll and Patrice M.A. Videlier. On October 1, 2004, Joanne
R. Bethlahmy was appointed to fill the vacancy created when Michael E. Broll was appointed as our Chief Executive Officer.

The Board of Directors has determined that all members of the audit committee are financially capable and that Thomas R. Dyckman, the audit committee chairman, is an "audit committee financial expert" within the meaning of the regulations of the Securities and Exchange Commission. Mr. Dyckman is considered an audit committee financial expert related to his significant and relevant accounting and financial experience disclosed above. We have determined that all audit committee members are currently "independent" as that term is defined in
Item 7(d)(3)(iv) of Schedule 14A promulgated under the Exchange Act. During the fiscal year ended March 31, 2005, Joanne R. Bethlahmy received a $10,000 payment to a company she controls that provided marketing services for our Company. According to Section 803.01(b)(1)(ii) of the AMEX Company Guide, audit committee members cannot receive any payments other than compensation received for their service as a director or a committee member of the Company. Upon discovery of the violation, Ms. Bethlahmy promptly repaid the funds to our Company and was still determined by the Board to be independent. No other member of the audit committee received any payments from our Company other than compensation received for their service as a director of our Company.

Nominating Committee

On November 15, 2004 the Board of Directors determined that it will not establish a formal nominating committee, but has adopted certain procedural guidelines for director nominations. The directors resolved that

      o each nominee to our Board of Directors shall be selected, or recommended for the Board of Director's selection, by a majority of our independent directors, and a person may not become a nominee unless such person is selected, or recommended for selection, by a majority of our independent directors;

      o the Board of Directors shall determine the desired skills and characteristics for Board members as well as the composition of the Board as a whole, which determination shall include a consideration of the need for directors that are independent under the AMEX listing standards, as well as diversity, age, skill and experience in the context of the needs of the Board;

      o the Board of Directors, subject to the selections or recommendations by a majority of our independent directors, shall determine the slate of nominees to be presented to our stockholders for election at each annual meeting of stockholders;

      o when deemed necessary by the Board of Directors to complete the slate of nominees or to fill a vacancy or otherwise, the Board of Directors shall conduct searches for prospective Board members who possess skills and characteristics that are consistent with the skills and characteristics sought by the Board of Directors; and

      o when selecting the slate of nominees to be presented to our stockholders for election at an annual meeting of the stockholders, or when considering candidates to fill a vacancy or otherwise, the Board of Directors will consider recommendations forwarded by stockholders concerning qualified candidates for election as directors; provided that such recommendations are timely submitted in writing to our Secretary at our principal executive offices and such recommendations include the candidate's name, address and telephone number and qualifications for serving as a director of our Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers, directors and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and the American Stock
Exchange. Officers, directors and stockholders owning more than 10% of our common stock are required by SEC regulations to provide our Company with copies of all the reports they file pursuant to Section 16(a).

Based solely upon our review of those reports required by Section 16(a) and filed by or on behalf of our officers, directors and stockholders owning greater than 10% of our common stock, or written representations that no such reports were required to be submitted by such persons, we believe that during the fiscal year ended March 31, 2005, all of the officers, directors and stockholders owning greater than 10% of our common stock complied with all applicable Section 16(a) filing requirements except for Michael E. Broll, our Chief Executive Officer and director, and Kulbir Sabharwal, our Vice President of Technical
Services. Each named individual filed one Form 4 report containing one transaction related to the acquisition of stock on the open market after the required two-day reporting period.

Code of Ethics

We have adopted a code of ethics as defined in Item 406 of Regulation S-K promulgated under the Securities Act of 1933, as amended, which code applies to all of our directors and employees, including our principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions. Additionally, we have adopted corporate governance guidelines and charters for our Audit and Compensation Committees. All of these materials are available free of charge on our website at www.galaxyfoods.com or by requesting a copy by writing to: Corporate Secretary, Galaxy Nutritional Foods, Inc. 2441 Viscount Row, Orlando, FL 32809.

ITEM 11.  EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth the compensation during the fiscal years ended March 31, 2005, 2004 and 2003 paid to the following individuals (each, a "Named Executive Officer"): (i) all individuals serving as our Chief Executive Officer during the last fiscal year, (ii) our four other most highly compensated executive officers who were serving as executive officers as of March 31, 2005, and (iii) up to two additional individuals for whom disclosure would have been provided pursuant to clause (ii) above, but for the fact that the individual was not serving as an executive officer at the end of the last completed fiscal year. However, in the cases of clauses (ii) and (iii) above, no disclosure is provided for any individual whose total annual salary and bonus does not exceed $100,000:

                           SUMMARY COMPENSATION TABLE

                                                                                     Long Term Compensation
                                                                           -----------------------------------------
                                              Annual Compensation                    Awards                Payouts
                                   -------------------------------------   ---------------------------    ----------
     (a)                    (b)        (c)        (d)            (e)          (f)              (g)            (h)           (i)
                                                                                            Securities
   Name and                                                 Other Annual   Restricted       Underlying                   All Other
  Principal                                                 Compensation      Stock        Options/SARs       LTIP      Compensation
   Position                 Year    Salary ($)  Bonus($)         ($)       Award(s) ($)         (#)        Payouts ($)     ($)(20)
------------------------------------------------------------------------------------------------------------------------------------
Michael E. Broll (1)
CEO                         2005     143,846     25,000        32,310(2)         --               --               --        --
                            2004          --         --            --            --          200,000(3)            --        --

Christopher J. New (4)
Former CEO                  2005      56,539         --         9,450(5)         --               --               --   444,883(4)
                            2004     188,539         --        26,601(5)         --               --               --        --
                            2003     165,673         --        16,564(5)         --          125,000(6)            --        --

Salvatore J. Furnari (7)
CFO                         2005     145,000         --        28,516(5)         --           70,000(8)            --        --
                            2004     134,577         --        25,600(5)         --               --               --        --
                            2003     116,923         --            --            --           30,000(9)            --        --

John W. Jackson (10)
VP of Sales                 2005     144,820         --        17,500(5)         --            7,000(11)           --        --
                            2004     138,000         --        11,510(5)         --               --               --        --
                            2003     138,000         --        10,250(5)         --           96,429(12)           --        --

Angelo S. Morini (13)
Founder and                 2005     300,000         --        39,000(14)        --               --               --    16,937(13)
Director                    2004     300,000         --        38,512(14)        --               --               --        --
                            2003     300,000     53,706        33,349(14)        --          800,000(15)           --        --

Christopher E. Morini (16)
VP of New                   2005     155,000         --        21,747(17)        --            1,000(18)           --        --
Business                    2004     155,000         --        18,135(17)        --               --               --        --
Development                 2003     155,000         --        17,626(17)        --           97,143(19)           --        --

(1) On July 8, 2004, Michael E. Broll, a member of our Board of Directors, was appointed as our Company's Chief Executive Officer upon the resignation of Mr. New. We entered into a one-year employment agreement with Mr. Broll pursuant to which Mr. Broll is entitled to receive an annual base salary of $200,000 plus a performance bonus at the discretion of the Board, standard health benefits, a housing allowance of up to $3,500 per month and an auto allowance of $1,500 per month. The employment agreement renews automatically for one-year periods unless cancelled by either party ninety days prior to the end of the term. In the event Mr. Broll's employment is terminated without cause, he will be entitled to receive one year of his base salary as severance. In March 2005, Mr. Broll received a discretionary bonus of $25,000.

(2) "Other Annual Compensation (e)" represents $12,000 received for an auto allowance and $20,310 received for a housing allowance during the fiscal year ended March 31, 2005.

(3) Upon appointment to our Board of Directors on December 17, 2003, we granted Mr. Broll an option to acquire 200,000 shares of our common stock at an exercise price of $3.29 per share, which is equal to 130% of the market price on the date of grant. Such options are fully exercisable and expire December 17, 2008.

(4) On September 4, 2001, Christopher J. New was appointed Chief Marketing Officer and Vice President of Strategy. In December 2001, the Board appointed Mr. New as Chief Operating Officer and on December 17, 2002, the Board appointed Mr. New as Chief Executive Officer. Effective January 1, 2004, the Board approved an increase in his annual compensation from $180,000 to $210,000.

         On July 8, 2004, Mr. New resigned from his position as Chief Executive Officer in order to pursue other opportunities. In accordance with the Separation and Settlement Agreement between our Company and Mr. New, we agreed to pay Mr. New $444,883. This settlement will be paid out in nearly equal installments over two years payable on our regular payroll dates. As of March 31, 2005, the remaining amount due was $287,253.

         In addition to the separation compensation, we agreed that Mr. New's stock option rights under that certain Non-Qualified Stock Option Agreement dated December 5, 2002 (for 25,000 shares at an exercise price of $1.67 per share) and that certain Non-Qualified Stock Option Agreement dated July 16, 2001 (for 100,000 shares at an exercise price of $2.05 per share) would continue in full force and effect as if he was still employed by our Company.

(5) Amounts in "Other Annual Compensation (e)" represent the amounts paid by our Company during the fiscal years ended March 31, 2005, 2004 and 2003 for auto allowances including auto leases and insurance.

(6) In consideration for his continued employment with our Company, on December 5, 2002, we granted Mr. New an option to acquire 25,000 shares of our common stock at an exercise price of $1.67 per share, the market price on such date. This option is fully exercisable with an expiration date of December 5, 2012. On October 11, 2002, we repriced 100,000 options, which were granted during the fiscal year ended March 31, 2002. Due to the repricing, these are included again in the total securities issued during the fiscal year ended March 31, 2003.

(7) On July 8, 2002, Salvatore J. Furnari was appointed Chief Financial Officer of the Company. From November 2002 to July 8, 2002, he worked as our Controller. Effective January 1, 2004, our Board of Directors approved an increase in his annual compensation from $130,000 to $145,000.

(8) In consideration for past performance and continued employment, on October 1, 2004, we granted Mr. Furnari an option to acquire 70,000 shares of our common stock at an exercise price of $2.05 per share. The market price on the date of grant was $1.20 per share. This option is fully exercisable with an expiration date of October 1, 2014.

(9) In consideration for his continued employment with our Company, on July 8, 2002, we granted Mr. Furnari an option to acquire 20,000 shares of our common stock at an exercise price of $4.55 per share, the market price on such date. This option is fully exercisable with an expiration date of July 8, 2012. On October 11, 2002, we repriced this option from $4.55 per share to the then-market price of $2.05 per share. On October 11, 2002, we also repriced 10,000 options, which were granted during the fiscal year ended March 31, 2002. These options were repriced from $5.60 per share to $2.05 per share and are fully exercisable with an expiration date of November 12, 2011. Due to the repricing, these are included again in the total securities issued during the fiscal year ended March 31, 2003.

(10) Effective April 1, 2004, Mr. John W. Jackson's employment agreement provides for an annual base salary of $144,900. Previously, his annual base salary was $138,000.

(11) In consideration for past performance and continued employment, on October 1, 2004, we granted to Mr. Jackson an option to acquire 7,000 shares of our common stock at an exercise price of $1.28 per share. The market price on the date of grant was $1.20 per share. This option is fully exercisable with an expiration date of October 1, 2014.

(12) On October 11, 2002, we repriced all 96,429 outstanding options held by Mr. Jackson from their original exercise price to the then-market price of $2.05 per share. The original exercise prices of the options were equal to the market price on the date of grant as follows: 7,143 options at $8.47 expiring on May 16, 2006; 14,286 options at $2.84 expiring on September 24, 2008; and 75,000 options at $4.40 expiring on April 19, 2011. These options are fully exercisable.

(13) In a Second Amended and Restated Employment Agreement effective October 13, 2003, Angelo S. Morini our Founder, Vice-Chairman and President resigned from his positions with our Company as Vice-Chairman and President and he is no longer be involved in the daily operations of our Company. He retains the title of Founder and has been named Chairman Emeritus. Mr. Morini continues to be an employee and a member of our Board of Directors. The agreement is for a five-year period beginning October 13, 2003 and provides for an annual base salary of $300,000, plus life insurance, standard health insurance benefits, club dues and an auto allowance. For the fiscal year ended March 31, 2003, we accrued bonuses of $53,706 to Mr. Morini. These bonuses were used to pay down the employee advances due from Mr. Morini at the end of fiscal 2003. For the fiscal year ended March 31, 2005, we paid $7,170 for life insurance and $9,767 for health insurance for Mr. Morini.

(14) For the fiscal year ended March 31, 2005, we paid $23,400 for auto allowance and $15,600 for club dues for Mr. Morini. For the fiscal year ended March 31, 2004, we paid $24,584 in auto lease and auto allowance payments and $13,928 for club dues for Mr. Morini. For the fiscal year ended March 31, 2003, we paid $21,081 in auto lease payments, $1,670 for automobile insurance, and $10,598 for club dues for Mr. Morini.

(15) On July 1, 2002, the Board of Directors granted Mr. Morini options to acquire 289,940 shares of common stock at an exercise price of $5.17 per share (which price was 110% of the then market price) in consideration of Mr. Morini's pledge of 250,000 of his shares of our common stock to secure a $550,000 bridge loan to our Company from Excalibur Limited Partnership. Such options are fully exercisable and shall expire on July 1, 2007. Effective as of December 4, 2002, the Board of Directors granted Mr. Morini options to acquire 510,060 shares of common stock in accordance with the terms of a special services agreement between our Company and Mr. Morini for writing a comprehensive diet and recipe book about our Company and its products and for the potential distribution of this book worldwide. Of these 510,060 options, 200,000 have an exercise price of $4.08 per share and 310,060 have an exercise price of $2.05 per share. Such options are fully exercisable and shall expire on December 4, 2007. The market price on the date of grant was $1.67.

(16) Mr. C. Morini's employment agreement provides for an annual base salary of $155,000.

(17) For the fiscal year ended March 31, 2005, we paid $14,452 for auto lease payments, $1,368 for automobile insurance, and $4,172 for club dues for Mr. C. Morini. For the fiscal year ended March 31, 2004, we paid $12,595 for auto lease payments, $1,368 for automobile insurance, and $4,172 for club dues for Mr. C. Morini. For the fiscal year ended March 31, 2003, we paid $12,595 for auto lease payments, $1,368 for automobile insurance, and $3,663 for club dues for Mr. C. Morini.

(18) In consideration for past performance and continued employment, on October 1, 2004, we granted Mr. C. Morini an option to acquire 1,000 shares of our common stock at an exercise price of $1.28 per share. The market price on the date of grant was $1.20 per share. This option is fully exercisable with an expiration date of October 1, 2014.

(19) On October 11, 2002, we repriced all 97,143 outstanding options held by Mr. C. Morini from their original exercise price to the then-market price of $2.05 per share. The original exercise prices of the options were equal to the market price on the date of grant as follows: 714 options at $3.50 expired on August 31, 2003; 7,143 options at $8.47 expiring on May 16, 2006; 14,286 options at $2.84 expiring on September 24, 2008; and 75,000 options at $4.40 expiring on April 19, 2011. The remaining 96,429 options are fully exercisable.

(20) Other than the information described in the footnotes above, there were no other annual compensation, perquisites or other personal benefits, securities or property equal to the lesser of $50,000 or 10% of the total annual salary and bonus reported for such Named Executive Officer.

Option/SAR Grants Table

The following table sets forth the individual grants of stock options and freestanding SARs made during the fiscal year ended March 31, 2005 to any Named Executive Officer:

                      Option/SAR Grants in Last Fiscal Year

                                                Percent of
                                Number of         Total
                                Securities      Options/SARs     Exercise
                                Underlying       Granted to       or Base                            Grant Date
                               Options/SARs     Employees in      Price                          Present Value(1)
           Name                Granted (#)     Fiscal Year(1)     ($/Sh)      Expiration Date            ($)
---------------------------------------------------------------------------------------------------------------------
Salvatore J. Furnari(2)                70,000        21%          $2.05      October 1, 2014                $ 41,300
John W. Jackson(3)                      7,000        2%           $1.28      October 1, 2014                $  5,040
Christopher E. Morini(4)                1,000         *           $1.28      October 1, 2014                $    720

----------

*Less than 1%

(1) We granted a total of 333,930 options during the fiscal year ended March 31, 2005 and estimated the fair value of the stock options at the date of grant, using a Black-Scholes option-pricing model with the following assumptions: (i) no dividend yield, (ii) 44.9% volatility,
         (iii) risk-free interest rate of 4.12%, and (iv) expected life of 10 years.

(2) In consideration for past performance and continued employment, on October 1, 2004, we granted Mr. Furnari an option to acquire 70,000 shares of our common stock at an exercise price of $2.05 per share. The market price on the date of grant was $1.20 per share. This option is fully exercisable with an expiration date of October 1, 2014.

(3) In consideration for past performance and continued employment, on October 1, 2004, we granted Mr. Jackson an option to acquire 7,000 shares of our common stock at an exercise price of $1.28 per share. The market price on the date of grant was $1.20 per share. This option is fully exercisable with an expiration date of October 1, 2014.

(4) In consideration for past performance and continued employment, on October 1, 2004, we granted Mr. C. Morini an option to acquire 1,000 shares of our common stock at an exercise price of $1.28 per share. The market price on the date of grant was $1.20 per share. This option is fully exercisable with an expiration date of October 1, 2014.

Aggregate Option/SAR Exercises and Fiscal Year-End Option/SAR Value Table

The following table summarizes for each Named Executive Officer each exercise of stock options during the fiscal year ended March 31, 2005 and the fiscal year-end value of unexercised options:

Aggregate   Option/SAR  Exercises  in  Last  Fiscal  Year  and  Fiscal  Year-End
Option/SAR Values

                            Shares                      Number of Securities                 Value of
                           Acquired                    Underlying Unexercised              Unexercised
                              on           Value          Options/SARS at            In-the-Money Options/SARS
                           Exercise      Realized         Fiscal Year-End               at Fiscal Year-End
          Name                (#)           ($)                 (#)                             ($)
----------------------------------------------------------------------------------------------------------------------
                                                    Exercisable    Unexercisable     Exercisable    Unexercisable
                                                   -------------- ----------------- -------------- -----------------
Michael E. Broll               --          --          200,000           --              --               --
Christopher J. New             --          --          126,318           --           $ 40,750            --
Salvatore J. Furnari           --          --          100,000           --           $ 25,000            --
John W. Jackson                --          --          103,429           --           $ 31,247            --
Angelo S. Morini               --          --        2,963,447         75,000         $ 77,515            --
Christopher E. Morini          --          --           97,429           --           $ 25,127            --

The value of unexercised in-the-money options at March 31, 2005 is calculated as the difference between the per share exercise price and the market value of $2.30, the closing price of our common stock on March 31, 2005 as reported by the American Stock Exchange ("AMEX").

Compensation of Directors

Standard Arrangements

Each non-employee director who served on the Board of Directors during the fiscal year ended March 31, 2005 was entitled to receive a fee of $1,500 plus expenses for each Board of Directors meeting in which they attended in person. Additionally, each of our non-employee directors is entitled to receive, on October 1 of each year, options to purchase a number of shares of common stock equal to (i) 286 shares, if such director served for a full year prior to the October 1 anniversary date, or (ii) a pro rated amount equal to 24 shares for each full month served during the year prior to such anniversary date, if such director did not serve for a full year prior to the anniversary date. Such options are granted pursuant to our 1991 Non-Employee Director Stock Option
Plan, which was adopted by the Board of Directors on October 1, 1991, and approved by the stockholders of our Company on January 31, 1992, and was amended by that certain 1996 Amendment and Restatement of the 1991 Non-Employee Director Stock Option Plan (as amended, the "Director Plan").

Other Arrangements

David H. Lipka received $59,000 for his service as Chairman of the Board during the fiscal year ended March 31, 2005. On October 1, 2004, we granted Joanne R. Bethlahmy an option to purchase up to 200,000 shares of common stock at an exercise price of $1.56 per share (130% of the closing price of the common stock as reported by AMEX) in consideration of her appointment as a member of the Board of Directors. Ms. Bethlahmy also received a $10,000 payment to a company she controls who provided marketing services for our Company during the fiscal year ended March 31, 2005. However, she returned this compensation to our Company in order to remain an independent director on our audit committee. During the fiscal year ended March 31, 2005, Charles L. Jarvie received total compensation of $59,000 for his marketing consulting services to our Company.

Compensation of Management

Employment Agreements

Michael E. Broll. On July 8, 2004, Michael E. Broll, a member of our Board of Directors, was appointed as the Chief Executive Officer upon the resignation of Mr. New. We entered into a one-year employment agreement with Mr. Broll pursuant to which Mr. Broll is entitled to receive an annual base salary of $200,000 plus a performance bonus at the discretion of the Board, standard health benefits, a housing allowance of up to $3,500 per month and an auto allowance of $1,500 per month. The employment agreement renews automatically for one-year periods unless cancelled by either party ninety days prior to the end of the term. In the event Mr. Broll's employment is terminated without cause, he will be entitled to receive one year of his base salary as severance.

Christopher J. New. On July 8, 2004, Mr. New resigned from his position as Chief Executive Officer in order to pursue other opportunities. In accordance with the Separation and Settlement Agreement between our Company and Mr. New, we agreed to pay Mr. New $444,883. This settlement will be paid out in nearly equal installments over two years payable on our regular payroll dates. In addition to the compensation, we agreed that Mr. New's stock option rights under that certain Non-Qualified Stock Option Agreement dated December 5, 2002 (for 25,000 shares at an exercise price of $1.67 per share) and that certain Non-Qualified Stock Option Agreement dated July 16, 2001 (for 100,000 shares at an exercise price of $2.05 per share) will continue in full force and effect as if he was still employed by our Company. As of March 31, 2005, the remaining amount due was $287,253.

Salvatore J. Furnari. On November 11, 2001, Mr. Furnari was appointed as Controller and on July 8, 2002, he was appointed as our Chief Financial Officer. Under the terms of his current employment agreement, he will receive an annual base salary of $145,000. Mr. Furnari is entitled to standard health benefits and an auto allowance of $1,500 per month. In the event Mr. Furnari's employment is terminated without cause, he will be entitled to receive one year of his base salary, vacation pay, auto allowance and health benefits as severance.

Angelo S. Morini. In a Second Amended and Restated Employment Agreement effective October 13, 2003, Angelo S. Morini our Founder, Vice-Chairman and
President resigned from his positions with our Company as Vice-Chairman and President and he is no longer be involved in the daily operations of our Company. He retains the title of Founder and has been named Chairman Emeritus. Mr. Morini continues to be an employee and a member of our Board of Directors. The agreement is for a five-year period beginning October 13, 2003 and provides for an annual base salary of $300,000, plus life insurance, standard health insurance benefits, club dues and an auto allowance. Other material provisions of the Agreement are as follows:

      o For the term of Mr. Morini's employment, we shall cause Mr. Morini to be nominated for election to our Board of Directors as a member of the slate of directors proposed by our Company in its proxy statement for any meeting of our stockholders whereby directors shall be elected. Notwithstanding the foregoing, in the event Mr. Morini is not elected to the Board of Directors by the stockholders at any meeting of our stockholders for which the proxy statement indicates Mr. Morini is nominated for election as a member of the slate of directors proposed by our Company, such obligations shall immediately cease.

      o If the agreement is terminated by our Company without cause, Mr. Morini shall: (a) be entitled to continued payment of his annual compensation, health insurance benefits, club dues, auto allowance and life insurance benefits for the remainder of the term of the Agreement, (b) become fully "vested" under the terms of any stock option agreements executed and delivered prior to, along with, or after the agreement and (c) be released from the terms of the $12,772,200 Loan Agreement dated June 15, 1999 and all monies outstanding thereunder will be forgiven by our Company. The provisions of the agreement related to the forgiveness of the $12,772,200 loan remain unchanged from the first Amended and Restated Employment Agreement dated June 15, 1999. Mr. Morini acknowledges that his change in role does not constitute a termination of Mr. Morini by our Company, under the First Amended and Restated Employment Agreement.

      o If Mr. Morini terminates his employment in any manner other than in connection with a material breach of the agreement by our Company, he shall not be entitled to receive any further compensation or benefits, except that if he terminates his employment in connection with a change of control (as defined in the agreement) in our Company for which he did not vote, he will be released from the terms of the $12,772,200 Loan Agreement dated June 15, 1999 and all monies outstanding thereunder will be forgiven by our Company. The provisions of the agreement related to the forgiveness of the $12,772,200 loan remain unchanged from the first Amended and Restated Employment Agreement dated June 15, 1999.

We accrued and expensed the five-year cost of this agreement in during the fiscal year ended March 31, 2004. The total estimated costs expensed under this agreement are $1,830,329 of which $1,292,575 remained unpaid but accrued ($366,305 as short-term liabilities and $926,270 as long-term liabilities) as of March 31, 2005. The long-term portion will be paid out in nearly equal monthly installments ending in October 2008.

In the event that the $12,772,200 loan is forgiven, we would show this amount as a forgiveness of debt in our Statement of Operations. In the event that Mr. Morini is unable to pay the loan when due and we foreclose on the shares, we will show a loss on collection for the amount, if any, that the value of the 2,914,286 underlying collateral shares are below the value of the note. Assuming the market price on July 12, 2005 of $2.03, we would show a loss of nearly $6,850,000 in the Statement of Operations. Although both of these scenarios will result in material losses to our operations, it will not have any affect on the balance sheet since the $12,772,200 loan amount is already shown as a contra-equity item in Stockholders' Equity.

John W. Jackson. In August of 1993, Mr. Jackson was appointed as Vice President of Sales. Mr. Jackson's current employment agreement provides for a base salary of $144,900 and an auto allowance of $1,500 per month. Mr. Jackson will also be entitled to a bonus that shall not exceed 40% of his base salary based on certain personal and Company goals as established by our Chief Executive Officer. In the event of a change in ownership of our Company which results in his termination, Mr. Jackson will be entitled to receive three years of his base salary as severance. In the event Mr. Jackson's employment is otherwise terminated, he is entitled to receive one year of his base salary as severance.

Christopher E. Morini. Angelo S. Morini's brother, Christopher E. Morini, works for our Company as Vice President of New Business Development and Key Accounts. From February of 1993 until October 2001, Mr. C. Morini served as Vice President of Marketing. Mr. C. Morini's current employment agreement provides for a base salary of $155,000 per year, an auto allowance of $1,500 per month and monthly country club dues. Mr. C. Morini will also be entitled to a bonus that shall not exceed 40% of his base salary based on certain personal and Company goals as established by our Chief Executive Officer. In the event Mr. C. Morini's employment is terminated without cause, Mr. C. Morini will be entitled to receive five years of his base salary, club dues and auto allowance as severance.

Compensation Committee Interlocks and Insider Participation

During the fiscal year ended March 31, 2005, the Compensation Committee members consisted of Charles L. Jarvie (chairman), Thomas R. Dyckman and Joseph J. Juliano, who resigned for personal reasons on March 23, 2005.

None of the members of the Compensation Committee is or has been an officer or employee of our Company. All members were independent within the meaning of the listing standards of the AMEX except for Mr. Juliano, who in fiscal 2002, received compensation in excess of $60,000 for his services in developing and maintaining business relationships with prospective and existing customers and suppliers on behalf of our Company. During the fiscal year ended March 31, 2002, Mr. Juliano, received cash or benefits totaling $77,520.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Equity Compensation Plan Information

The following table describes our compensation plans under which our common stock is authorized for issuance as of March 31, 2005:

                   Equity Compensation Plan Information Table

                                                      (a)                     (b)                      (c)
      Plan Category                           Number of securities     Weighted-average       Number of securities
                                              to be issued upon        exercise price of      remaining available
                                              exercise of              outstanding options,   for future issuance
                                              outstanding options,     warrants and rights    under equity
                                              warrants and rights                             compensation plans
                                                                                              (excluding securities
                                                                                              reflected in column
                                                                                              (a))
      Equity compensation plans approved by
      security holders                                    4,420,380                  $  3.09                 25,537

      Equity compensation plans not
      approved by security holders (1)                      641,429                  $  3.00                    N/A
                                              -----------------------------------------------
      Total                                               5,061,809                  $  3.08
                                              ===============================================


 (1) These securities were issued pursuant to individual compensation arrangements prior to July 2, 1997 or after September 30, 2003 and have not been approved by security holders.
--------------------------------------------------------------------------------

Security Ownership of Certain Beneficial Owners

The following table describes the beneficial ownership of our common stock by each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding shares of our capital stock outstanding as of July 12, 2005. Beneficial ownership has been determined in accordance with the rules of the Securities and Exchange Commission to include securities that a named person or entity has the right to acquire within sixty (60) days.

                Name and Address                   Amount and Nature of
               of Beneficial Owner               Beneficial Ownership (1)         Percent of Class (2)
      --------------------------------------------------------------------------------------------------
      Angelo S. Morini
      2441 Viscount Row
      Orlando, Florida 32809                           6,462,806 (3)                       28.1%

      Frederick A. DeLuca
      c/o Doctor's Associates, Inc.
      325 Bic Drive
      Milford, Connecticut 06460                       3,869,842 (4)                       19.3%

      John Hancock Advisors, Inc.
      101 Huntington Avenue
      Boston, Massachusetts 02199                      1,441,348 (5)                        7.2%

      Fromageries Bel S.A.
      4 rue d Anjou
      75008 Paris, France                              1,111,112 (6)                       5.5%

(1) The inclusion herein of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of these shares.

(2) The total number of shares of our common stock outstanding as of July 12, 2005 is 20,043,474. The percentages are calculated on the basis of the amount of shares outstanding plus shares which may be acquired through the exercise of options, warrants, rights or conversion privileges by such holder within sixty (60) days of July 12, 2005.

(3) Includes options to acquire 2,963,197 shares of our common stock, which are currently exercisable at prices ranging from $2.05 to $5.25 per share. Options expire as to 13,072 shares on October 1, 2006, as to 432,797 on July 1, 2007, as to 517,203 shares on December 4, 2007, as to 1,357,000 shares on June 15, 2009, as to 343,125 on December 15, 2010, and as to 300,000 on April 19, 2011. Also includes a warrant to purchase 250 shares at an exercise price of $5.744 per share, which expires on January 17, 2007. With the exception of the options, 10,500 shares held in a nominee name, 286 shares held in joint tenancy and 714 shares held individually, all of Mr. Morini's shares and warrant are held by Morini Investments Limited Partnership, a Delaware limited partnership, of which Mr. Morini is the sole limited partner and Morini Investments LLC, a Delaware limited liability company, is the sole general partner. Mr. Morini is the sole member of Morini Investments LLC.

(4) The information is based solely on a Schedule 13D/A filed with the SEC on June 27, 2005. Mr. Frederick A. DeLuca has direct beneficial ownership of and has sole voting and investment dispositive power over all the reported shares.

(5) The information is based solely on a Schedule 13G filed with the SEC on February 7, 2005 by each of the reporting persons listed below. John Hancock Advisers, LLC has direct beneficial ownership of and has sole voting and dispositive power over all the reported shares pursuant to Advisory Agreements for the following: Manulife Financial Corporation ("MFC"), and MFC's indirect, wholly-owned subsidiary, John Hancock Financial Services ("JHFS"), JHFS's direct, wholly-owned subsidiary John Hancock Life Insurance Company ("JHLICO"), JHLICO's direct, wholly-owned subsidiary John Hancock Subsidiaries, LLC ("JHS"), JHS's direct, wholly-owned subsidiary The Berkeley Financial Group ("TBFG"), and TBFG's direct, wholly-owned subsidiary John Hancock Advisers, LLC. Each of MFC, JHFS, JHLICO, JHS and TBFG report that they do not beneficially own any of the reported shares except through their indirect, wholly-owned subsidiary, John Hancock Advisers, LLC.

(6) The information is based solely on a Schedule 13D filed with the SEC on June 9, 2003, by Fromageries Bel S.A. Fromageries Bel S.A. has direct beneficial ownership of all the reported shares. Unibel, a French limited partnership, is deemed to beneficially own the reported shares by reason of the provisions of Rule 13d-3 promulgated under the Securities Exchange Act of 1934, as amended. Each of Fromageries Bel S.A. and Unibel, a French limited partnership, has shared voting power and shared dispositive power over all the reported shares of our common stock.

Security Ownership of Management

The following  table  describes the beneficial  ownership of our common stock by
(i) each Named Executive Officer, (ii) each director, and (iii) all of our directors and executive officers as a group, outstanding as of July 12, 2005. Beneficial ownership has been determined in accordance with the rules of the Securities and Exchange Commission to include securities that a named person has the right to acquire within sixty (60) days:

                                                Amount and Nature of
      Name of Beneficial Owner                 Beneficial Ownership (1)         Percent of Class (2)
      --------------------------------------------------------------------------------------------------
      David H. Lipka                                    259,067 (3)                      1.3%

      Joanne R. Bethlahmy                               100,000 (4)                      *

      Thomas R. Dyckman                                 200,511 (3)                      1.0%

      Charles L. Jarvie                                 200,511 (3)                      1.0%

      Angelo S. Morini                                6,462,806 (5)                     28.1%

      Patrice M.A. Videlier                                 382 (6)                      *

      Michael E. Broll                                  201,114 (7)                      1.0%

      Christopher J. New                                131,588 (8)                      *

      Salvatore J. Furnari                              103,000 (9)                      *

      John W. Jackson                                   106,866 (10)                     *

      Christopher E. Morini                              97,429 (11)                     *
                                            ------------------------------------------------------------

      All executive officers and
      directors as a group                            7,863,274                         32.3%
                                            ============================================================

      *  Less than 1%.

(1) The inclusion herein of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of these shares.

(2) The total number of shares of our common stock outstanding as of July 12, 2005 is 20,043,474. The percentages are calculated on the basis of the amount of shares outstanding plus shares which may be acquired through the exercise of options, warrants, rights or conversion privileges by such holder within sixty (60) days of July 12, 2005.

(3) Includes currently exercisable options to acquire 200,000 shares of our common stock at $2.17 per share, which expire on December 17, 2007. Also, includes currently exercisable options to acquire 225 shares of our common stock at $2.90 per share, which expire on October 1, 2013, and currently exercisable options to acquire 286 shares of our common stock at $1.20 per share, which expire on October 1, 2014.

(4) Includes currently exercisable options to acquire 100,000 shares of our common stock at $1.56 per share, which expire on October 1, 2009.

(5) Includes options to acquire 2,963,197 shares of our common stock, which are currently exercisable at prices ranging from $2.05 to $5.25 per share. Options expire as to 13,072 shares on October 1, 2006, as to 432,797 on
     July 1, 2007,  as to 517,203  shares on December 4, 2007,  as to  1,357,000 shares on June 15, 2009, as to 343,125 on December 15, 2010, as to 300,000 on April 19, 2011. Also includes a warrant to purchase 250 shares at an exercise price of $5.744 per share, which expires on January 17, 2007. With the exception of the options, 10,500 shares held in a nominee name, 286 shares held in joint tenancy and 714 shares held individually, all of Mr. Morini's shares and warrant are held by Morini Investments Limited Partnership, a Delaware limited partnership, of which Mr. Morini is the sole limited partner and Morini Investments LLC, a Delaware limited liability company, is the sole general partner. Mr. Morini is the sole member of Morini Investments LLC.

(6) Includes currently exercisable options to acquire 96 shares of our common stock at $2.90 per share, which expire on October 1, 2013 currently exercisable options to acquire 286 shares of our common stock at $1.20 per share, which expire on October 1, 2014.

(7) Includes currently exercisable options to acquire 200,000 shares of our common stock at $3.29 per share, which expire on December 17, 2008.

(8) Includes currently exercisable options to acquire 100,000 shares of our common stock at $2.05 per share, which expire on July 16, 2011. These options had an original exercise price of $4.98 per share, but were repriced to $2.05 on October 11, 2002. Also, includes currently exercisable options to acquire 25,000 shares of our common stock at $1.67 per share, which expire on December 5, 2012. Includes a warrant to purchase 1,318 shares of our common stock at an exercise price of $5.744 per share, which expires on January 17, 2007.

(9) Includes currently exercisable options to acquire 20,000 and 10,000 shares of our common stock at $2.05 per share, which expire on November 12, 2011 and July 8, 2012, respectively. These options had an original exercise price of $5.60 and $4.55 per share, respectively, but were repriced to $2.05 on October 11, 2002. Also, includes currently exercisable options to acquire 70,000 shares of our common stock at $2.05 per share, which expire on October 1, 2014.

(10) Includes currently exercisable options to acquire 96,429 shares of our common stock at $2.05 per share. These options had an original exercise prices ranging from $2.84 to $8.47 per share, but were repriced to $2.05 on October 11, 2002. Options expire as to 7,143 shares on May 16, 2006, as to 14,286 shares on September 24, 2008, and as to 75,000 shares on April 19, 2011. Also, includes currently exercisable options to acquire 7,000 shares of our common stock at $1.28 per share, which expire on October 1, 2014.

(11) Includes currently exercisable options to acquire 96,429 shares of our common stock at $2.05 per share. These options had an original exercise prices ranging from $2.84 to $8.47 per share, but were repriced to $2.05 on October 11, 2002. Options expire as to 7,143 shares on May 16, 2006, as to 14,286 shares on September 24, 2008, and as to 75,000 shares on April 19, 2011. Also, includes currently exercisable options to acquire 1,000 shares of our common stock at $1.28 per share, which expire on October 1, 2014.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Transactions with Management and Others

         Transactions with Officers and Directors

Please see "ITEM 11.  EXECUTIVE COMPENSATION."

         Transactions with Others

Frederick A. DeLuca, greater than 5% Common Stockholder

On October 6, 2004, we completed a private placement of our common stock, whereby we issued a total of 2,000,000 shares to Mr. Fredrick DeLuca (an existing stockholder of our Company) for aggregate gross proceeds to our Company of $2,300,000. These proceeds were used to redeem our Series A convertible preferred stock. The purchase price of the shares was $1.15 per share (95% of the prior 5-day trading closing stock price average). Mr. DeLuca also received a warrant to purchase up to 500,000 shares of our common stock at an exercise price of $1.15 per share for a period of five years. In June 2005, we agreed to reduce the per share exercise price on this warrant to $0.92 and reduced the per share exercise price on a warrant issued in a prior year to purchase up to 100,00 shares to $1.36 to induce him to exercise his warrants. All of these warrants were exercised on June 16, 2005 for total proceeds of $596,000.

In accordance with a registration rights agreement with Mr. DeLuca, we agreed to file and obtain effectiveness of a registration statement with the Securities and Exchange Commission within 180 days of closing to register the shares issued in the private placement and to include the shares underlying the warrants described above. We agreed that if a registration statement was not filed, or did not become effective within the defined period of time, then in addition to any other rights the investor may have, we would be required to pay a penalty of $57,500 per month. We filed a registration statement on Form S-3 on March 14, 2005. However, this registration statement has not yet been declared effective. We have received from Mr. DeLuca an extension of time until September 1, 2005 to have the registration statement declared effective by the SEC. Additionally, Mr. DeLuca waived all penalties and remedies for failure to have an effective registration statement until September 1, 2005.

         Indebtedness of Management

In June 1999, in connection with an amended and restated employment agreement for Angelo S. Morini, our Company's Founder, we consolidated two full recourse notes receivable ($1,200,000 from November 1994 and $11,572,200 from October
1995) related to the exercise of 2,914,286 shares of our common stock into a single note receivable in the amount of $12,772,200 that is due on June 15, 2006. This single consolidated note is non-interest bearing and non-recourse and is secured by the 2,914,286 underlying shares of our common stock. Per the October 2003 Second Amended and Restated Employment Agreement between our Company and Mr. Morini, this loan may be forgiven upon the occurrence of any of the following events: 1) Mr. Morini is terminated without cause; 2) there is a material breach in the terms of Mr. Morini's employment agreement; or 3) there is a change in control of the Company for which Mr. Morini did not vote "FOR" in his capacity as a director or a stockholder.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

With respect to the fiscal years ended March 31, 2005 and 2004, the aggregate fees (including expenses) charged to our Company by BDO Seidman, LLP for auditing the annual financial statements and reviewing interim financial statements were $154,447 and $132,732, respectively. Audit fees consist of those fees incurred in connection with statutory and regulatory filings or engagements; fees necessary to perform an audit or review in accordance with Generally Accepted Auditing Standards; and services that generally only an independent accountant reasonably can provide, such as comfort letters, statutory audits, attest services, consents and assistance with and review of documents filed with the Securities and Exchange Commission ("SEC").

Approximately 75% and 74% of the total hours spent by the auditors in carrying out the audit of our financial statements for the year ended March 31, 2005 and 2004, respectively were spent by Cross, Fernandez and Riley LLP ("CFR"), an independent member of the BDO Seidman Alliance network of firms. CFR and its employees are not full-time, permanent employees of BDO Seidman, LLP.

Audit-Related Fees

During the fiscal years ended March 31, 2005 and 2004, BDO Seidman, LLP charged our Company $21,869 and $16,805 for audit-related fees. These fees related to the review and responses to SEC comment letters, accounting research and audit committee meeting attendance.

Tax Fees

BDO Seidman, LLP did not render any tax services during the fiscal years ended March 31, 2005 and 2004.

All Other Fees

There were no fees for other services charged to our Company by BDO Seidman, LLP during the fiscal years ended March 31, 2005 and 2004.

The Audit Committee has considered and determined that BDO Seidman, LLP's provision of non-audit services to our Company during the fiscal years ended March 31, 2005 and 2004 is compatible with maintaining their independence.

Audit Committee Pre-Approval Policies and Procedures

The Audit Committee's pre-approval policy is as follows:

      o The Audit Committee will review and pre-approve on an annual basis any known audit, audit-related, tax and all other services, along with acceptable cost levels, to be performed by any audit firm. The Audit Committee may revise the pre-approved services during the period based on subsequent determinations. Pre-approved services typically include: statutory audits, quarterly reviews, regulatory filing requirements, consultation on new accounting and disclosure standards, employee benefit plan audits, reviews and reporting on our internal controls and specified tax matters.

      o Any proposed service that is not pre-approved on the annual basis requires a specific pre-approval by the Audit Committee, including cost level approval.

      o The Audit Committee may delegate pre-approval authority to the Audit Committee chairman. The chairman must report to the Audit Committee, at the next Audit Committee meeting, any pre-approval decisions made.

The Audit Committee is responsible for approving all engagements to perform audit or non-audit services prior to Company engaging BDO Seidman, LLP or Cross, Fernandez and Riley, LLP. All of the services under the headings Audit Fees, Audit-Related Fees, Tax Fees, and All Other Fees were approved by the Audit Committee pursuant to Rule 2-01 paragraph (c)(7)(i)(C) of Regulation S-X of the Exchange Act.

                                     PART IV

ITEM 15.      EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Financial Statements

The following financial statement documents are filed as part of this Form 10-K:

                  Balance Sheets at March 31, 2005 and 2004

                  Statements of Operations for the years ended March 31, 2005,
                     2004, and 2003

                  Statement of Stockholders' Equity for the years ended March
                     31, 2005, 2004, and 2003

                  Statements of Cash Flows for the years ended March 31, 2005,
                     2004, and 2003

                  Notes to Financial Statements

Exhibits

The following Exhibits are filed as part of this Form 10-K:

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

*     4.2         Warrant to Purchase  Securities of Galaxy  Nutritional  Foods,
                  Inc. dated as of May 29, 2003 in favor of Wachovia Bank (Filed as Exhibit 10.7 on Form 8-K filed June 2, 2003.)

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

*     4.25        Asset  Purchase  Agreement  dated June 30, 2005 between Galaxy
                  Nutritional  Foods,  Inc. and Schreiber Foods,  Inc. (Filed as
                  Exhibit 4.25 on Form 8-K filed July 6, 2005.)

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

*    10.4         Renewal   Promissory   Note  in  the   principal   amount   of
                  $10.131,984.85  dated as of May 28, 2003 by Galaxy Nutritional
                  Foods, Inc. in favor of Wachovia Bank (Filed as Exhibit 10.3 on Form 8-K filed June 2, 2003.)

*    10.5         Renewal Promissory Note in the principal amount of $501,000.00 dated as of May 28, 2003 by Galaxy Nutritional Foods, Inc. in favor of Wachovia Bank (Filed as Exhibit 10.4 on Form 8-K filed June 2, 2003.)

*    10.6         Amendment of Loan  Agreement  dated as of May 28, 2003 between
                  Galaxy  Nutritional  Foods,  Inc. and Wachovia  Bank (Filed as
                  Exhibit 10.5 on Form 8-K filed June 2, 2003.)

*    10.7         Amendment  of  Security  Agreement  dated  as of May 28,  2003 between  Galaxy  Nutritional  Foods,  Inc. and  Wachovia  Bank
                  (Filed as Exhibit 10.6 on Form 8-K filed June 2, 2003.)

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

*    10.11        Modification  Letter on the Security Agreement dated as of May
                  21, 2004 between Galaxy  Nutritional  Foods, Inc. and Wachovia
                  Bank (Filed as Exhibit 10.11 on Form 10-K for the fiscal year ended March 31, 2004.)

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

*    10.16        Third Amendment to Loan and Security  Agreement dated November
                  10, 2004 between Galaxy  Nutritional  Foods,  Inc. and Textron
                  Financial Corporation (Filed as Exhibit 10.16 on Form 10-Q for the fiscal quarter ended December 31, 2004.)

*    10.17        Fourth Amendment to Loan and Security  Agreement dated June 3,
                  2005  between  Galaxy  Nutritional  Foods,  Inc.  and  Textron
                  Financial Corporation (Filed as Exhibit 10.17 on Form 8-K filed June 22, 2005.)

*    10.18        Letter   Agreement   dated  June  17,  2005   between   Galaxy
                  Nutritional  Foods,  Inc.  and Textron  Financial  Corporation
                  (Filed as Exhibit 10.18 on Form 8-K filed June 22, 2005.)

*    10.19        Supply   Agreement   dated  June  30,  2005   between   Galaxy
                  Nutritional  Foods,  Inc. and Schreiber Foods,  Inc. (Filed as
                  Exhibit 10.19 on Form 8-K filed July 6, 2005.)

*    10.20        Loan  Modification  Agreement  June 30,  2005  between  Galaxy
                  Nutritional  Foods,  Inc.  and  Wachovia  Bank  N.A  (formerly
                  SouthTrust  Bank).  (Filed as Exhibit  10.19 on Form 8-K filed
                  July 6, 2005.)

     14.1         Code of Ethics (Filed herewith.)

*    20.1         Audit  Committee  Charter  (Filed as Exhibit 20.1 on Form 10-Q
                  for the fiscal quarter ended September 30, 2003.)

*    20.2         Compensation  Committee Charter (Filed as Exhibit 20.2 on Form
                  10-Q for the fiscal quarter ended September 30, 2003.)

     23.1         BDO Seidman, LLP Consent Letter (Filed herewith.)

     31.1 Section 302 Certification of our Chief Executive Officer (Filed herewith.)

     31.2 Section 302 Certification of our Chief Financial Officer (Filed herewith.)

     32.1 Section 906 Certification of our Chief Executive Officer (Filed herewith.)

     32.2 Section 906 Certification of our Chief Financial Officer (Filed herewith.)

*                 Previously filed and incorporated herein by reference.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             GALAXY NUTRITIONAL FOODS, INC.
                                                         (Registrant)

Date: July 14, 2005                               /s/ Michael E. Broll
                                             -----------------------------------
                                             Michael E. Broll
                                             Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: July 14, 2005                               /s/ Michael E. Broll
                                             -----------------------------------
                                             Michael E. Broll
                                             Chief Executive Officer & Director
                                             (Principal Executive Officer)

Date: July 14, 2005                               /s/ Salvatore J. Furnari
                                             -----------------------------------
                                             Salvatore J. Furnari
                                             Chief Financial Officer & Vice
                                                 President of Finance
                                             (Principal Financial & Accounting
                                                 Officer)

Date: July 14, 2005                               /s/ David H. Lipka
                                             -----------------------------------
                                             David H. Lipka
                                             Director and Chairman of the Board

Date: July 14, 2005                               /s/ Joanne R. Bethlahmy
                                             -----------------------------------
                                             Joanne R. Bethlahmy
                                             Director

Date: July 14, 2005                               /s/ Thomas R. Dyckman
                                             -----------------------------------
                                             Thomas R. Dyckman
                                             Director

Date: July 14, 2005                               /s/ Charles L. Jarvie
                                             -----------------------------------
                                             Charles L. Jarvie
                                             Director

Date: July 14, 2005                               /s/ Angelo S. Morini
                                             -----------------------------------
                                             Angelo S. Morini
                                             Director

Date: July 14, 2005                               /s/ Patrice M.A. Videlier
                                             -----------------------------------
                                             Patrice M.A. Videlier
                                             Director