Form 10-Q
period 2005-06-30
GALAXY NUTRITIONAL FOODS INC
filed 2005-08-22
CIK 819527

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
       ------------------------------------------------------------------

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


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

      On August 18, 2005, there were 20,043,474 shares of common stock, $.01 par value per share, outstanding.

                         GALAXY NUTRITIONAL FOODS, INC.

                               INDEX TO FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2005


                                                                        PAGE NO.

PART I. FINANCIAL INFORMATION

      ITEM 1. FINANCIAL STATEMENTS

         Balance Sheets                                                        3
         Statements of Operations                                              4
         Statement of Stockholders' Equity                                     5
         Statements of Cash Flows                                              6
         Notes to Financial Statements                                         7

      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS                   16

      ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK      30

      ITEM 4. CONTROLS AND PROCEDURES                                         31

PART II.  OTHER INFORMATION

      ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS     32

      ITEM 3. DEFAULTS UPON SENIOR SECURITIES                                 32

      ITEM 6. EXHIBITS                                                        33

SIGNATURES                                                                    36

                                              PART I. FINANCIAL INFORMATION
                                              GALAXY NUTRITIONAL FOODS, INC.
                                                      BALANCE SHEETS
                                                                                         JUNE 30,             MARCH 31,
                                                                            NOTES          2005                 2005
                                                                           --------  ---------------      ---------------
                                                                                        (UNAUDITED)           RESTATED
                                                          ASSETS
CURRENT ASSETS:

  Cash                                                                               $            --      $       561,782
  Trade receivables, net                                                     12            5,553,245            4,644,364
  Inventories                                                                              4,018,049            3,811,470
  Prepaid expenses and other                                                                 492,078              219,592
                                                                                     ---------------      ---------------
         Total current assets                                                             10,063,372            9,237,208

PROPERTY AND EQUIPMENT, NET                                                   7            9,872,074           18,246,445
OTHER ASSETS                                                                                 414,970              286,013
                                                                                     ---------------      ---------------
         TOTAL                                                                       $    20,350,416      $    27,769,666
                                                                                     ===============      ===============

                                           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Line of credit                                                              2      $     4,736,456      $     5,458,479
  Book overdraft                                                                             541,317                   --
  Accounts payable                                                                         3,072,601            3,057,266
  Accrued and other current liabilities                                       3            1,660,631            2,130,206
  Current portion of accrued employment contract                             11              586,523              586,523
  Current portion of term notes payable                                       2            7,801,985            1,320,000
  Current portion of obligations under capital leases                                        154,502              194,042
                                                                                     ---------------      ---------------
         Total current liabilities                                                        18,554,015           12,746,516

ACCRUED EMPLOYMENT CONTRACT, less current portion                            11              846,240              993,305
TERM NOTES PAYABLE, less current portion                                      2                   --            6,921,985
OBLIGATIONS UNDER CAPITAL LEASES, less current portion                                        76,883               85,337
                                                                                     ---------------      ---------------
         Total liabilities                                                                19,477,138           20,747,143
                                                                                     ---------------      ---------------
COMMITMENTS AND CONTINGENCIES                                                 4                   --                   --

STOCKHOLDERS' EQUITY:
  Common stock                                                                               200,435              184,115
  Additional paid-in capital                                                              72,336,928           69,358,379
  Accumulated deficit                                                                    (58,771,424)         (49,627,310)
                                                                                     ---------------      ---------------
                                                                                          13,765,939           19,915,184
  Less:   Notes receivable arising from the exercise of stock options        11          (12,772,200)         (12,772,200)
        Treasury stock                                                                      (120,461)            (120,461)
                                                                                     ---------------      ---------------
         Total stockholders' equity                                                          873,278            7,022,523
                                                                                     ---------------      ---------------
         TOTAL                                                                       $    20,350,416      $    27,769,666
                                                                                     ===============      ===============


                                      See accompanying notes to financial statements

                                     GALAXY NUTRITIONAL FOODS, INC.
                                        STATEMENTS OF OPERATIONS
                                               (UNAUDITED)

                                                                              THREE MONTHS ENDED
                                                                                   JUNE 30,
                                                                     -----------------------------------
                                                         NOTES             2005                2004
                                                       ---------     --------------       --------------
                                                                                             RESTATED

NET SALES                                                            $    9,851,153       $   11,191,678

COST OF GOODS SOLD                                                        7,582,855            8,251,330
                                                                     --------------       --------------
  Gross margin                                                            2,268,298            2,940,348
                                                                     --------------       --------------
OPERATING EXPENSES:
Selling                                                                     936,245            1,460,400
Delivery                                                                    615,471              593,326
General and administrative, including $527,518 and        6
  $162,374 non-cash compensation related to stock
  based transactions                                                      1,261,530              795,716
Research and development                                                     91,042               72,686
Impairment of property and equipment                      7               7,896,554                   --
Cost of disposal activities                               8                 255,011                   --
(Gain)/Loss on sale of assets                                                  (636)                  --
                                                                     --------------       --------------
  Total operating expenses                                               11,055,217            2,922,128
                                                                     --------------       --------------

INCOME (LOSS) FROM OPERATIONS                                            (8,786,919)              18,220

Interest expense                                                            357,195              259,816
Derivative expense                                        5                      --              121,119
                                                                     --------------       --------------
NET LOSS                                                             $   (9,144,114)      $     (362,715)

Less:
Preferred Stock Dividends                                 5                      --               42,392
Preferred Stock Accretion to Redemption Value             5                      --              500,644
                                                                     --------------       --------------
NET LOSS TO COMMON STOCKHOLDERS                                      $   (9,144,114)      $     (905,751)
                                                                     ==============       ==============
BASIC AND DILUTED NET LOSS PER COMMON SHARE               9          $        (0.49)      $        (0.06)
                                                                     ==============       ==============


                             See accompanying notes to financial statements.


                                                   GALAXY NUTRITIONAL FOODS, INC.
                                                 STATEMENTS OF STOCKHOLDERS' EQUITY
                                                            (UNAUDITED)

                                                                                             Notes
                            Common Stock                                                   Receivable
                      ---------------------------     Additional      Accumulated        for Common        Treasury
                         Shares       Par Value     Paid-In Capital     Deficit             Stock           Stock          Total
                      -------------------------------------------------------------------------------------------------------------
Balance at March 31,   18,411,474   $  184,115    $    69,358,379    $   (49,627,310)   $  (12,772,200)  $ (120,461)   $  7,022,523
  2005 (RESTATED)

Exercise of warrants    1,630,000       16,300          1,712,700                 --                --           --       1,729,000
Exercise of options         2,000           20              2,540                 --                --           --           2,560
Fair value of
  stock-based
  transactions                 --           --          1,432,750                 --                --           --       1,432,750
Non-cash compensation
  related to variable
  securities                   --           --           (169,441)                --                --           --        (169,441)
Net loss                       --           --                 --         (9,144,114)               --           --      (9,144,114)
                      -------------------------------------------------------------------------------------------------------------
Balance at June 30,
  2005                 20,043,474   $  200,435    $    72,336,928    $   (58,771,424)   $  (12,772,200)  $ (120,461)   $    873,278
                      =============================================================================================================


                                           See accompanying notes to financial statements


                                                GALAXY NUTRITIONAL FOODS, INC.
                                                   STATEMENTS OF CASH FLOWS
                                                         (UNAUDITED)


THREE MONTHS ENDED JUNE 30,                                                        NOTES         2005              2004
                                                                                  -------   --------------     --------------
                                                                                                                  RESTATED
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                                                                  $   (9,144,114)    $     (362,715)
  Adjustments to reconcile net loss to net cash from (used in)
    operating activities:
      Depreciation and amortization                                                                539,103            546,041
      Amortization of debt discount and financing costs                                             27,422             33,349
      Provision for losses on trade receivables                                                    313,000            107,000
      Impairment of property and equipment and (gain)/loss on sale
        of assets                                                                   7            7,895,919                 --
      Change in fair value of derivative instrument                                 5                   --            121,119
      Non-cash compensation related to stock-based transactions                    1,6             527,518            162,374
      (Increase) decrease in:
        Trade receivables                                                                       (1,221,881)          (976,993)
        Inventories                                                                               (206,579)           (80,798)
        Prepaid expenses and other                                                                (272,486)          (281,686)
      Increase (decrease) in:
        Accounts payable                                                                            15,335          1,297,022
        Accrued and other liabilities                                                              123,360             13,325
                                                                                            --------------     --------------
   NET CASH FROM (USED IN) OPERATING ACTIVITIES                                                 (1,403,403)           578,038
                                                                                            --------------     --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                                               (68,851)           (74,525)
  Proceeds from sale of equipment                                                                    8,200                 --
                                                                                            -----------------  ---------------
   NET CASH FROM (USED IN) INVESTING ACTIVITIES                                                    (60,651)           (74,525)
                                                                                            -----------------  ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:                                               10
  Increase in book overdrafts                                                                      541,317                 --
  Net borrowings (payments) on line of credit                                                     (722,023)            53,574
  Repayments on term notes payable                                                                (440,000)          (150,000)
  Principal payments on capital lease obligations                                                  (47,994)           (67,487)
  Financing costs for long term debt                                                              (160,588)                --
  Costs associated with issuance of common stock                                                        --            (22,500)
  Proceeds from exercise of common stock options                                                     2,560                 --
  Proceeds from exercise of common stock warrants                                   5            1,729,000                 --
                                                                                            --------------     --------------
   NET CASH FROM (USED IN) FINANCING ACTIVITIES                                                    902,272           (186,413)
                                                                                            --------------     --------------
NET INCREASE (DECREASE) IN CASH                                                                   (561,782)           317,100

CASH, BEGINNING OF PERIOD                                                                          561,782            449,679
                                                                                            --------------     --------------
CASH, END OF PERIOD                                                                         $           --     $      766,779
                                                                                            ==============     ==============


                                        See accompanying notes to financial statements

                         GALAXY NUTRITIONAL FOODS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      The unaudited financial statements have been prepared by Galaxy Nutritional Foods, Inc. (the "Company"), under the rules and regulations of the Securities and Exchange Commission. The accompanying financial statements contain all normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of such financial statements. Certain information and disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted under such rules and regulations although the Company believes that the disclosures are adequate to make the information presented not misleading. The March 31, 2005 balance sheet data was derived from the audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These unaudited financial statements should be read in conjunction with the financial statements and notes included on Form 10-K for the fiscal year ended March 31, 2005. Interim results of operations for the three-month period ended June 30, 2005 may not necessarily be indicative of the results to be expected for the full year.

      Impairment of Long-Lived Assets
      In accordance with SFAS No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets," the Company evaluates the carrying value of long-lived assets when circumstances indicate the carrying value of those assets may not be fully recoverable. The Company evaluates recoverability of long-lived assets held for use by comparing the net carrying value of an asset group to the estimated undiscounted cash flows (excluding interest) during the remaining life of the asset group. If such an evaluation indicates that the future undiscounted cash flows of certain long-lived asset groups are not sufficient to recover the carrying value of such asset groups, the assets are then adjusted to their fair values. The Company recorded an impairment of property and equipment in the first quarter of fiscal 2006 as discussed more fully in Note 7.

      Stock Based Compensation
      The Company has three stock-based employee compensation plans. Prior to April 1, 2003, the Company accounted for those plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," (APB No. 25), and related Interpretations.

      Effective April 1, 2003, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," prospectively to all employee awards granted on or after April 1, 2003. Awards from the Company's plans vest over periods ranging from immediate to five years. Therefore, the cost related to stock-based compensation included in the determination of net income for periods in fiscal 2004 and 2005 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS No. 123.

      The Company furnishes the pro forma disclosures required under SFAS No. 123 and applies SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" on a prospective basis for all stock-based awards on or after April 1, 2003. These standards require the Company to provide pro-forma information regarding net income (loss) and earnings
      (loss) per share amounts as if compensation cost for all the Company's employee and director stock-based awards had been determined in accordance with the fair value method prescribed in SFAS No. 123. The Company estimated the fair value of each stock-based award during the periods presented by using the Black-Scholes pricing model with the following assumptions:

              Three Months Ended:              June 30,            June 30,
                                                 2005                2004
                                               --------            --------
              Dividend Yield                     None                None
              Volatility                          46.00%              47.80%
              Risk Free Interest Rate              3.45%               2.07%
              Expected Lives in Months              1                   9

      Under the accounting provisions of SFAS No. 123, the Company's net loss and net loss per basic and diluted share would have been reduced to the pro forma amounts indicated below:

                                                       THREE MONTHS ENDED
                                                            JUNE 30,
                                                  -----------------------------
                                                      2005             2004
                                                  -------------    ------------
      Net loss to common stockholders as          $  (9,144,114)   $   (905,751)
       reported
       Add:  Stock-based compensation
       expense included in reported net loss            527,518         162,374
       Deduct:  Stock-based compensation
       expense determined under fair value
       based method for all awards                     (537,593)       (192,581)
                                                  -------------    ------------
       Pro forma net loss to common
       stockholders                               $  (9,154,189)   $   (935,958)
                                                  =============    ============

      Net loss per common share:
       Basic & Diluted - as reported              $       (0.49)   $      (0.06)
       Basic & Diluted - pro forma                $       (0.49)   $      (0.06)

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

      In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets an Amendment of APB Opinion No. 29." SFAS No. 153 amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets from being measured based on the fair value of the assets exchanged. SFAS No. 153 now provides a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 is effective for fiscal periods beginning after June 15, 2005. The Company believes that the adoption of this Statement will not have a significant impact on its financial position, results of operations or cash flows.

      In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and SFAS No. 3." SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle and a change required by an accounting pronouncement when the pronouncement does not include specific transition provisions. SFAS No. 154 requires retrospective application of changes as if the new accounting principle had always been used. SFAS No. 154 is effective for fiscal years beginning after December 15, 2005. The Company is still evaluating all aspects of the revised standard in order to evaluate the impact on its financial position and results of operations.

(2)   LINE OF CREDIT, NOTES PAYABLE AND GOING CONCERN

      On May 27, 2003, the Company obtained from Textron Financial Corporation ("Textron") a revolving credit facility (the "Textron Loan") with a maximum principal amount of $7,500,000 pursuant to the terms and conditions of a Loan and Security Agreement dated May 27, 2003 (the "Textron Loan Agreement"). The Textron Loan is secured by the Company's inventory, accounts receivable and all other assets. Generally, subject to the maximum principal amount, which can be borrowed under the Textron Loan and certain reserves that must be maintained during the term of the Textron Loan, the amount available under the Textron Loan for borrowing by the Company from time to time is equal to the sum of (i) 85% of the net amount of its eligible accounts receivable plus (ii) 60% of the Company's eligible inventory not to exceed $3,500,000. Advances under the Textron Loan bear interest at a variable rate, adjusted on the first (1st) day of each month, equal to the prime rate plus 1.75% per annum (8.0% at June 30, 2005) calculated on the average cash borrowings for the preceding month. The initial term of the Textron loan ends on May 26, 2006, but this loan automatically renews for additional one-year periods unless terminated by our Company or Textron through a written notice 90-days prior thereto or as otherwise provided in the loan agreement. In accordance with EITF 95-22, "Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that involve both a Subjective Acceleration Clause and a Lock-Box Arrangement," the balance is reflected as current on the balance sheet. As of June 30, 2005, the outstanding principal balance on the Textron Loan was $4,736,456.

      The Textron Loan Agreement contains certain financial and operating covenants. On June 3, 2005, the Company executed a fourth amendment to the Textron Loan that provided a waiver on all the existing defaults for the fiscal quarters ended December 31, 2004 and March 31, 2005, and amended the fixed charge coverage ratio and the adjusted tangible net worth requirements for periods after March 31, 2005. Additionally, the fourth amendment allowed the Textron Loan to be in an over-advance position not to exceed $750,000 until July 31, 2005. In exchange for the waiver and amendments, the Company's interest rate was set at Prime plus 4.75% on the Textron Loan and the Company paid a fee of $50,000 in four weekly installments of $12,500.

      On June 16, 2005, the Company used a portion of the proceeds from the warrant exercises described in Note 5 to satisfy the $750,000 over-advance with Textron. In connection with the satisfaction of the over-advance, the Company agreed to immediately terminate Textron's obligation to permit any over-advances under the Textron Loan, which obligation was to expire on July 31, 2005. With the termination of the over-advance facility, the interest rate on the Textron Loan returned to its prior level of Prime plus 1.75%. On June 30, 2005, Textron reduced our borrowing availability under our line by $200,000 until they have time to review and approve our financial forecasts that reflect the asset sale and outsourcing arrangements. However, there is no guarantee if or when they will lift this restriction on our borrowing availability. Additionally, we may experience further restrictions by Textron by virtue of reserves they may require, receivables they may deem ineligible or other rights they have under the Textron Loan Agreement.

      In August 2005, due to the cost of disposal activities and impairment of property and equipment (as discussed in Notes 7 and 8), the Company determined that it fell below the requirement for the fixed charge coverage ratio and the adjusted tangible net worth requirements under the Textron Loan for the quarter ended June 30, 2005. Although these covenant violations placed the Company in technical default on the loan, the Company has not received a notice of an event of default from Textron. The Company is currently discussing its financial forecasts that reflect the asset sale and outsourcing arrangements and certain waivers and loan modifications to the Textron Loan Agreement. Until such time as the Company has received formal waivers and loan modifications, Textron is allowing us to operate in a position of default. The existence of a default under the Textron Loan would allow Wachovia, another one of our lenders, as described below, to declare an event of default under the existing term loan based on a cross-default provision in their loan agreement. If an agreement cannot be reached on the loan modifications, Textron and Wachovia could exercise their respective rights under their loan documents to, among other things, declare a default under the loans, accelerate the outstanding indebtedness such that it would become immediately due and payable, and pursue foreclosure of the Company's assets, which are pledged as collateral for such loans. If such an event occurred with either Textron or Wachovia, it would be substantially more difficult for the Company to effectively continue the operation of its business, and it is unlikely that the Company would be able to continue as a going concern.

      Simultaneous with the closing of the Textron Loan in May 2003, Wachovia Bank, N.A. successor by merger to SouthTrust Bank ("Wachovia") extended the Company a new term loan in the principal amount of $2,000,000. This term loan was consolidated with the Company's March 2000 term loan with Wachovia, which had a then outstanding principal balance of $8,131,985 for a total term loan amount of $10,131,985. This term loan is secured by all of the Company's equipment and certain related assets. Additionally, the term loan bears interest at Wachovia's Base Rate plus 1% (7.25% at June 30, 2005). As a result of the cross-default provision, the Wachovia term loan balance of $7,801,985 is classified as a current liability as of June 30, 2005.

      On June 30, 2005, the Company entered into a Loan Modification Agreement with Wachovia regarding its term loan. The agreement modified the following terms of the loan: 1) the loan will mature and be payable in full on July 31, 2006 instead of June 1, 2009; 2) the principal payments will remain at $110,000 per month with accrued interest at Wachovia's Base Rate plus 1% instead of increasing to $166,250 on July 1, 2005 as provided by the terms of the promissory note evidencing the loan; and 3) all covenants related to the Company's tangible net worth, total liabilities to tangible net worth, and maximum funded debt to EBITDA ratios are waived and compliance is not required by the Company through the maturity of the loan on July 31, 2006. In connection with the agreement, the Company agreed to pay $60,000, of which $30,000 was paid upon execution of the agreement and $30,000 was paid on August 1, 2005. As required by the terms of the agreement, if the Company sells the equipment securing the loan, the loan will be due and payable in full at the time of sale.

(3)   ACCRUED AND OTHER CURRENT LIABILITIES

      Accrued and other current liabilities are summarized as follows:

                                                  June 30, 2005  March 31, 2005
                                                  -------------  --------------
      Tangible personal property taxes            $   1,132,083  $    1,049,841
      Warrant liability                                      --         740,000
      Other                                             528,548         340,365
                                                  -------------  --------------
      Total                                       $   1,660,631  $    2,130,206
                                                  =============  ==============

(4)   COMMITMENTS AND CONTINGENCIES

      In accordance with a registration rights agreement dated October 6, 2004, the Company agreed that within 180 days it would file with the Securities and Exchange Commission and obtain effectiveness of a registration statement that included 2,000,000 shares issued in a private placement and 500,000 shares related to a stock purchase warrant. Per the terms of the agreement, if a registration statement was not filed, or did not become effective within 180 days, then in addition to any other rights the investor may have, the Company would be required to pay certain liquidated damages. The Company filed a registration statement on Form S-3 on March 14, 2005. However, this registration statement has not yet been declared effective. The Company received from the investor an extension of time until September 1, 2005 to have the registration statement declared effective by the SEC. Additionally, the investor waived all damages and remedies for failure to have an effective registration statement until September 1, 2005. In the event that the registration statement is not effective by September 1, 2005, the Company will be liable to pay $71,875 (2.5% times the product of 2,500,000 registerable shares and the share price of $1.15 per share) every thirty days until the registration statement becomes effective unless an additional extension is granted.

(5)   CAPITAL STOCK

      Common Stock Issuances
      In accordance with a warrant agreement dated April 10, 2003, the Company issued to Mr. Frederick DeLuca, a greater than 10% shareholder, a warrant to purchase up to 100,000 shares of common stock of the Company at an exercise price of $1.70 per share. Additionally, in accordance with a warrant agreement dated October 6, 2004, the Company issued to Mr. DeLuca a warrant to purchase up to 500,000 shares of common stock of the Company at an exercise price of $1.15 per share. Subsequently in June 2005, the Company agreed to reduce the per-share exercise price on these warrants to $1.36 and $0.92, respectively, in order to induce Mr. DeLuca to exercise his warrants. All of the warrants were exercised on June 16, 2005 for total proceeds of $596,000.

      On each of April 24, 2003 and October 6, 2004, BH Capital Investments, LP and Excalibur Limited Partnership each received warrants to purchase up to 250,000 shares of common stock at an exercise price of $2.00 per share. Also, Excalibur Limited Partnership received a warrant to purchase up to 30,000 shares of common stock at an exercise price of $2.05 per share on June 26, 2002. Subsequently in June 2005, the Company agreed to reduce the per-share exercise price on all such warrants to $1.10 in order to induce BH Capital Investments, LP and Excalibur Limited Partnership to exercise their warrants. All of the warrants were exercised on June 16, 2005 for total proceeds of $1,133,000.

      The Company used a portion of the proceeds from the warrant exercises to satisfy the $750,000 over-advance provided by Textron under the Fourth Amendment and Waiver to the Textron Loan Agreement, as described in Note 2 and the remaining proceeds from the warrant exercises were used for working capital purposes.

      In accordance with the accounting provisions of SFAS No. 123, the Company recorded $1,024,500 in non-cash compensation expense related to the reduction in the exercise price of the warrants in June 2005.

      Preferred Stock Issuances and Restatement
      On April 6, 2001, the Company received from BH Capital Investments, LP and Excalibur Limited Partnership (the "Series A Preferred Holders") proceeds of approximately $3,082,000 less costs of $181,041 for the issuance of 72,646 shares of the Company's Series A convertible preferred stock with a face value of $3,500,000 and warrants to purchase shares of the Company's common stock. The shares were subject to certain designations, preferences and rights including the right to convert such shares into shares of common stock at any time. The per share conversion price was equal to the quotient of $48.18, plus all accrued and unpaid dividends for each share of the Series A convertible preferred stock, divided by the lesser of (x) $1.75 or (y) 95% of the average of the two lowest closing bid prices of the Company's common stock on the American Stock Exchange ("AMEX") out of the fifteen trading days immediately prior to conversion.

      In total,  the Series A Preferred  Holders  converted 42,330 shares of the
      Series A convertible preferred stock plus accrued dividends, into 1,806,210 shares of common stock prior to the redemption of the preferred stock on October 6, 2004. The conversion prices ranged from $1.07 to $1.75 based on the above formula.

      In connection with a Stock Repurchase Agreement dated October 6, 2004, the Company redeemed the remaining 30,316 Series A convertible preferred shares held by the Series A Preferred Holders for a total price of $2,279,688. All previously outstanding shares of the Series A convertible preferred stock of the Company have now been cancelled.

      The Company originally concluded under EITF 00-19, "Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled in the Company's Own Stock," that the conversion feature was conventional and that there was no need to bifurcate the conversion right during the period the Series A convertible preferred shares were outstanding. Subsequent to the redemption of the remaining preferred shares, it has been determined that certain features of the conversion option resulted in treatment different from that historically reflected.

      The preferred stock was a fixed-income security with no participating rights and the dividend was 10% per annum in the first year and 8% per annum in the second, third and fourth years. Therefore, consistent with paragraph 61(l) of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," the Company has concluded that the conversion option was not clearly and closely related to the host instrument. Ordinarily, an issuer does not need to bifurcate a conversion right from a convertible instrument. However, in accordance with paragraph 4 of EITF 00-19, the Company has determined that due to the fact that the embedded conversion option contained a provision that could have resulted in a conversion into an indeterminable numbers of commons shares, that the conversion feature was in fact "unconventional". Further, since the conversion right embedded in the preferred stock has been considered a derivative, the related dividends are also considered derivative instruments. As a result, the embedded derivative was a liability that was required to be bifurcated from the preferred stock and this liability should have been marked to market during reporting periods. Based on this determination, the Company has reflected offsetting adjustments to additional paid-in-capital and accumulated deficit in the amount of $1,703,246 as of March 31, 2005. For the three months ended June 30, 2004, the Company has restated to record a derivative expense of $121,119 related to the change in the fair value of the embedded derivative instruments.

      The following table summarizes the changes in the Statement of Operations as of June 30, 2004:

                                                  AS PREVIOUSLY
                                                   REPORTED        ADJUSTMENT     AS RESTATED
                                                  -------------  --------------  --------------
      Income From Operations                      $      18,220  $           --  $       18,220
       Interest Expense                                 259,816              --         259,816
       Derivative Expense                                    --         121,119         121,119
                                                  -------------  --------------  --------------
      Net Loss                                         (241,596)       (121,119)       (362,715)
       Less:
       Preferred Stock Dividends                         42,392              --          42,392
       Preferred Stock Accretion to
          Redemption Value                              512,175          11,531         500,644
                                                  -------------  --------------  --------------
      Net Loss to Common Stockholders             $    (796,163) $     (109,588) $     (905,751)
                                                  =============  ==============  ==============
      Basic and Diluted Net Loss per Common Share $       (0.05) $        (0.01) $        (0.06)
                                                  =============  ==============  ==============

      The Series A Preferred Holders had the right to receive on any outstanding Series A convertible preferred stock a ten percent dividend on the shares, payable one year after the issuance of such preferred stock, and an eight percent dividend for the subsequent three years thereafter, payable in either cash or shares of preferred stock. For the three months ended June 30, 2004, the Company recorded preferred dividends of $42,392, on the outstanding shares of the Series A convertible preferred stock.

      On April 6, 2001, the Company recorded the initial carrying value of the preferred stock as $521,848. Each quarter the Company calculated an estimated redemption value of the remaining preferred stock and then calculated the difference between the initial carrying value and this estimated redemption value. The difference was then accreted over the redemption period (48 months beginning April 2001) using the straight-line method, which approximates the effective interest method. For the three months ended June 30, 2004, the Company recorded $500,644, related to the accretion of the redemption value of preferred stock.

(6)   NON-CASH COMPENSATION RELATED TO STOCK-BASED TRANSACTIONS

      Effective  April 1,  2003,  the  Company  elected  to record  compensation expense measured at fair value for all stock-based award transactions (including, but not limited to, restricted stock awards, stock option grants, and warrant issuances) on or after April 1, 2003 under the provisions of SFAS No. 123. Prior to April 1, 2003, the Company only recorded the fair value of stock-based awards granted to non-employees or non-directors under the provisions of SFAS No. 123. The fair value of the stock-based award is determined on the date of grant using the Black-Scholes pricing model and is expensed over the vesting period of the related award. Prior to April 1, 2003, the Company accounted for its stock-based employee and director compensation plans under the accounting provisions of APB No. 25 as interpreted by FASB Interpretation No. 44 ("FIN 44"). Any modifications of fixed stock options or awards granted to employees or directors originally accounted for under APB No. 25 may result in additional compensation expense under the provisions of FIN 44. FIN 44 covers specific events that occurred after December 15, 1998 and was effective as of July 1, 2000.

      In accordance with the above accounting standards, the Company calculates and records non-cash compensation related to its securities in the general and administrative expense line item in the Statements of Operations based on two primary items:

      A.    STOCK-BASED AWARD ISSUANCES

      During the three months ended June 30, 2005 and 2004, the Company recorded $1,036,959 and $4,208, respectively, in non-cash compensation expense related to stock-based transactions that were issued to and vested by employees, officers, directors and consultants. During the three months ended June 30, 2005 and 2004, the Company recorded ($340,000) and $0, respectively, in non-cash compensation expense/(income) related to stock-based transactions that are adjusted each period for changes in the price of the Company's common stock.

      B. OPTION MODIFICATIONS FOR AWARDS GRANTED TO EMPLOYEES OR DIRECTORS UNDER APB NO. 25

      On October 11, 2002, the Company repriced all outstanding options granted to employees prior to October 11, 2002 (4,284,108 shares at former prices ranging from $2.84 to $10.28) to the market price of $2.05 per share. Prior to the repricing modification, the options were accounted for as a fixed award under APB No. 25. In accordance with FIN 44, the repricing of the employee stock options requires additional compensation expense to be recognized and adjusted in subsequent periods for changes in the price of the Company's common stock that are in excess of the $2.05 stock price on the date of modification (additional intrinsic value). If there is a decrease in the market price of the Company's common stock compared to the prior reporting period, the reduction is recorded as compensation income to reverse all or a portion of the expense recognized in prior periods. Compensation income is limited to the original base exercise price (the intrinsic value) of the options. This variable accounting treatment for these modified stock options began with the quarter ended December 31, 2002 and such variable accounting treatment will continue until the related options have been cancelled, expired or exercised. There are 3,499,841 outstanding modified stock options remaining as of June 30, 2005.

      The Company recorded non-cash compensation expense/(income) of ($169,441) and $158,166 for the three months ended June 30, 2005 and 2004, respectively, related to the modified options described above.

(7)   IMPAIRMENT OF PROPERTY AND EQUIPMENT

      In light of the Asset Sale and Outsourcing Arrangements discussed in Note 8, the Company determined that it is more likely than not that a majority of its fixed assets related to production activities will be sold or disposed prior to the end of their useful life. These assets represent approximately 98% of the value of Property and Equipment. Based on this determination, SFAS No. 144, "Accounting for the Impairment of Disposal of Long-Term Assets," requires that the Company write down the value of its assets to their estimated fair values as of June 30, 2005. The Company will continue to hold and use the assets until they are sold. Therefore, all assets will continue to be reported and depreciated under Property and Equipment in the Balance Sheet until they are sold. The Company estimated the fair value based on the sales price discussed below and the anticipated sales price related to any other assets plus future cash flows related to the assets from July 1, 2005 until the sale. Based on this estimate, the Company recorded an impairment of property and equipment of $7,896,554 in order to reflect a net fair value for Property and Equipment of $9,872,074 at June 30, 2005.

(8)   ASSET SALE AND OUTSOURCING ARRANGEMENTS

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

      The above transactions were communicated to the employees on July 6, 2005. The Company is currently reviewing the costs associated with these anticipated transactions and believes that they will have a material impact on the Company's financial position, results of operations, and cash flows during its fiscal year ending March 31, 2006. The Company will account for the costs associated with these transactions in accordance with SFAS No. 146, "Accounting for Costs Associated with an Exit or Disposal Activity," because the above arrangements are planned and controlled by management and materially change the manner in which the Company's business will be conducted. In accordance with SFAS No. 146, costs associated with disposal activities should be reported as a reduction of income from operations. For the three months ended June 30, 2005, the Company incurred and reported $255,011 as Costs of Disposal Activities in the Statement of Operations.

(9)   EARNINGS PER SHARE

      The following is a reconciliation of basic net earnings (loss) per share to diluted net earnings (loss) per share:

                                                        THREE MONTHS ENDED
                                                              JUNE 30,
                                                  -----------------------------
                                                       2004           2003
                                                  -------------  --------------
      Net loss to common stockholders             $  (9,144,114) $     (905,751)
                                                  =============  ==============
      Weighted average shares outstanding -
       basic and diluted                             18,663,485      15,666,399
                                                  =============  ==============

      Basic and diluted net loss per common share $       (0.49) $        (0.06)
                                                  =============  ==============

      Options for 5,059,809 shares and warrants for 655,356 shares have not been included in the computation of diluted net income (loss) per common share for the three months ended June 30, 2005, as their effect would be antidilutive. Potential conversion of Series A convertible preferred stock for 1,478,815 shares, options for 4,742,201 shares and warrants for 1,242,856 shares have not been included in the computation of diluted net income (loss) per common share for the three months ended June 30, 2004, as their effect would be antidilutive.

(10)  SUPPLEMENTAL CASH FLOW INFORMATION

      For purposes of the statement of cash flows, all highly liquid investments with a maturity date of three months or less are considered to be cash equivalents.

      Three months ended June 30,                      2005           2004
      -------------------------------------------------------------------------

      NON-CASH FINANCING AND INVESTING ACTIVITIES:

         Accrued preferred stock dividends        $          --  $       42,392
         Accretion of discount on preferred stock            --         500,644

         Cash paid for:
         Interest                                       403,347         221,350

(11)  RELATED PARTY TRANSACTIONS

      Angelo S. Morini
      In a Second Amended and Restated Employment Agreement effective October 13, 2003, Angelo S. Morini the Company's Founder, Vice-Chairman and President resigned from his positions with the Company as Vice Chairman and President and he is no longer involved in the daily operations of the Company. He retains the title of Founder and has been named Chairman
      Emeritus. Mr. Morini continues to be a member of the Company's Board of Directors. Additionally, he may carry out special assignments designated to him by the Chairman of the Board. The agreement is for a five-year period beginning October 13, 2003 and provides for an annual base salary of $300,000, plus standard health insurance benefits, club dues and an auto allowance.

      Because Mr. Morini is no longer performing regular ongoing services for the Company, the Company accrued and expensed the five-year cost of this agreement in the quarter ended December 31, 2003. The total estimated costs expensed under this agreement are $1,830,329 of which $1,201,399 remained unpaid but accrued ($366,305 as short-term liabilities and $835,094 as long-term liabilities) as of June 30, 2005. The long-term portion will be paid out in nearly equal monthly installments ending in October 2008.

      In June 1999, in connection with an amended and restated employment agreement for Mr. Morini, the Company consolidated two full recourse notes receivable ($1,200,000 from November 1994 and $11,572,200 from October
      1995) related to the exercise of 2,914,286 shares of the Company's common stock into a single note receivable in the amount of $12,772,200 that is due on June 15, 2006. This single consolidated note is non-interest bearing and non-recourse and is secured by the 2,914,286 underlying shares of the Company's common stock. Per the terms of the June 1999 Employment Agreement that was amended and restated by the October 2003 Second Amended and Restated Employment Agreement between the Company and Mr. Morini, this loan may be forgiven upon the occurrence of any of the following events:
      1) Mr. Morini is terminated without cause; 2) there is a material breach in the terms of Mr. Morini's employment agreement; or 3) there is a change in control of the Company for which Mr. Morini did not vote "FOR" in his capacity as a director or a stockholder.

      In the event that the $12,772,200 loan is forgiven, the Company would reflect this amount as a forgiveness of debt in the Statement of Operations. In the event that Mr. Morini is unable to pay the loan when due and the Company forecloses on the shares, the Company will reflect a loss on collection for the amount, if any, that the value of the 2,914,286 underlying collateral shares are below the value of the note. Assuming the market price on June 30, 2005 of $2.08, the Company would reflect a loss of approximately $6,710,000 in the Statement of Operations. Although both of these scenarios will result in material losses to the Company's operations, it will not have any affect on the balance sheet since the $12,772,200 loan amount is already shown as a reduction to Stockholders' Equity.

      Christopher J. New
      On July 8, 2004, Christopher J. New resigned from his position as Chief Executive Officer in order to pursue other opportunities. In accordance with the Separation and Settlement Agreement between the Company and Mr. New, the Company recorded $444,883 related to the employment contract expense in July 2004. This settlement will be paid out in nearly equal installments over two years payable on the Company's regular payroll dates. As of June 30, 2005, the remaining balance accrued was $231,364 ($220,218 in short-term liabilities and $11,146 in long-term liabilities).

(12)  ECONOMIC DEPENDENCE

      The Company had one customer that accounted for nearly 12% of sales in the quarter ended June 30, 2005. As of June 30, 2005, the amount due from this customer is approximately 10% of the balance of accounts receivable. The Company had one customer that accounted for nearly 11% of sales in the quarter ended June 30, 2004. As of June 30, 2004, the amount due from this customer is approximately 16% of the balance of accounts receivable.

                         GALAXY NUTRITIONAL FOODS, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information in this Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to enhance a reader's understanding of the financial condition, changes in financial condition and results of operations of our Company. This MD&A is a supplement to and should be read in conjunction with our Financial Statements and notes thereto appearing elsewhere in this report. The following discussion contains certain forward-looking statements, within the meaning of the "safe-harbor" provisions of the Private Securities Reform Act of 1995, the attainment of which involves various risks and uncertainties. These statements relate to future events or our future financial performance. These forward-looking statements are based on our current expectations, estimates and projections about our industry, management's beliefs and certain assumptions made by our company. Words such as "anticipate," "expect," "intend," "plan," "believe," "seek," "project," "estimate," "may," "will," and variations of these words or similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially from our historical results and those expressed or forecasted in any forward-looking statements as a result of a variety of factors, including but not limited to, competition in the market for our products, dependence on suppliers, our manufacturing experience, production delays or inefficiencies, and changes in accounting standards. We undertake no obligation to publicly update or revise any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

Terms such as "fiscal 2006" or "fiscal 2005" refer to our fiscal years ending March 31, 2006 and 2005, respectively. Terms such as "first quarter," "second quarter," "third quarter," or "fourth quarter" refer to the fiscal quarters ending June 30, September 30, December 31 or March 31, respectively.

This MD&A contains the following sections:

o     Business Environment

o     Critical Accounting Policies

o     Recent Accounting Pronouncements

o     Results of Operations

o     Liquidity and Capital Resources

BUSINESS ENVIRONMENT

GENERAL
Galaxy Nutritional Foods, Inc. (our "Company") is principally engaged in developing, manufacturing and marketing a variety of healthy cheese and dairy related products, as well as other cheese alternatives, and is a leading producer of dairy alternative products made with soy. These healthy cheese and dairy related products include low or no fat, no saturated fat, no trans-fat, low or no cholesterol and lactose-free varieties. These products are sold throughout the United States and internationally to customers in the retail and food service markets. The Company's headquarters and manufacturing facilities are located in Orlando, Florida.

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

Beginning in the second  quarter of fiscal 2006, we will launch a sales campaign
focused  on  the  following  three  primary   strategies:

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

      o Increase brand awareness. We seek to increase sales by increasing our customer base and generating consumer awareness of new products or flavors through product trials and generating more repeat purchases on our Veggie(TM) and Wholesome Valley(R) brands through improved taste, color, aroma, texture and packaging.

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

o We have two facilities that we lease in Orlando, Florida. After all production is moved completely to Schreiber, we may be required to have discussions with our landlords regarding the use of our facilities. We are still exploring our options regarding the facilities, which include, but are not limited to: 1) negotiating an early termination with the landlords; 2) continuing to make lease payments until the end of the lease terms; or 3) subleasing the facilities.

o We will be eliminating 115 employee positions and creating 5 new employee positions. Our anticipated total number of full-time employees after December 1, 2005 will be 31.

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

     Debt Maturity Issues
We have incurred substantial debt in connection with the financing of our business. The aggregate principal amount outstanding under our two credit facilities is approximately $12,764,538 as of August 18, 2005. This amount includes a revolving line of credit from Textron Financial Corporation ("Textron") in the amount of $5,072,553 and a note payable to Wachovia Bank ("Wachovia") in the amount of $7,691,985. We anticipate that the proceeds from the sale of our assets to Schreiber will pay the Wachovia term loan in full. However, in the event that the sale is not completed as anticipated, we will need to refinance the Wachovia term loan on or before its maturity date of July 31, 2006. The initial term of the Textron loan ends on May 26, 2006, but this loan automatically renews for additional one-year periods unless terminated by our Company or Textron through a written notice 90-days prior thereto or as otherwise provided in the loan agreement.

In June 2005, Textron reduced our borrowing availability under our line by $200,000 until they have time to review and approve our financial forecasts that reflect the asset sale and outsourcing arrangements. However, there is no guarantee if or when they will lift this restriction on our borrowing availability. Additionally, we may experience further restrictions by Textron by virtue of reserves they may require, receivables they may deem ineligible or other rights they have under the Textron Loan Agreement.

     Loan Defaults and Going Concern
In August 2005, due to the Cost of Disposal Activities and Impairment of Property and Equipment, we determined that we fell below the requirement for the fixed charge coverage ratio and the adjusted tangible net worth requirements under the Textron Loan for the quarter ended June 30, 2005. Although these covenant violations placed us in technical default on the loan, we have not received a notice of an event of default from Textron. We are currently discussing our financial forecasts that reflect the asset sale and outsourcing arrangements and certain waivers and loan modifications to the Textron Loan Agreement. Until such time as we have received formal waivers and loan modifications, Textron is allowing us to operate in a position of default. The existence of a default under the Textron Loan would allow Wachovia, another one of our lenders, as described below, to declare an event of default under our existing term loan based on a cross-default provision in their loan agreement. If an agreement cannot be reached on the loan modifications, Textron and Wachovia could exercise their respective rights under their loan documents to, among other things, declare a default under the loans, accelerate the outstanding indebtedness such that it would become immediately due and payable, and pursue foreclosure of our assets, which are pledged as collateral for such loans. As a result of the cross-default provision, the Wachovia balance of $7,801,985 is classified as a current liability as of June 30, 2005.

If any such events occur with either Textron or Wachovia, and we are unable to refinance or renew our existing credit facilities, or if additional financing is not available on terms acceptable to us, it would be substantially more difficult for us to effectively continue the operation of our business, and it is unlikely that we would be able to continue as a going concern.

     Del Sunshine LLC
Pursuant to an oral contract manufacturing and distribution arrangement between our Company, Del Sunshine LLC ("Del"), a Delaware limited liability company, and Non-Dairy Specialty Foods, LLC ("Non-Dairy"), a Nevada limited liability company and affiliate of Del, we began manufacturing certain private label products for Del and delivering them directly to Del's customers, including Del's major customer, Wal-Mart, Inc. in April 2004. These private label products were produced using label and packaging trademarks owned by Del. Sales to Del accounted for 12% of our sales during fiscal 2005, which attributed to 65% of the increase in sales over fiscal 2004. In the fourth quarter of fiscal 2005, we reserved nearly $1,550,000 in accounts receivable and wrote off $210,000 in inventory related to Del based upon our determination in April 2005 that collection from Del was questionable as of March 31, 2005.

On April 11, 2005, we executed with Del a Trademark License Agreement and an Assignment of Accounts Receivable Agreement. Pursuant to the Trademark License Agreement, Del licensed to us the rights in certain Del trademarks, which allowed us to sell products directly to Del's customers, including Wal-Mart, Inc. and other food retailers, using such trademarks. In consideration for the license, we agreed to pay to Del a 5% royalty on the net sales of such products. In accordance with the Trademark License Agreement, we can offset any royalties that we may owe to Del under the agreement against our account receivable and other amounts owed to us by Del.

Pursuant to the Assignment of Accounts Receivable Agreement, Del assigned to us any and all accounts receivable owed to Del by Wal-Mart, Inc. and other food retailers, plus monies owed to Del under current purchase orders. It was intended that the assignment of the accounts receivable and purchase order amounts would offset, in part, our account receivable from Del. We also agreed not to commence any legal proceedings against Del or Non-Dairy to collect amounts owed to us by them, excluding defenses and counterclaims against Del or Non-Dairy made in any legal proceeding brought by them.

The effectiveness of the Trademark License Agreement and the Assignment of Accounts Receivable Agreement was conditioned upon Del providing us with proof, satisfactory to us, that (a) Del would be transferring to us under the Assignment of Accounts Receivable Agreement accounts receivable and purchase orders in excess of Four Hundred Thousand Dollars ($400,000) and (b) that Wal-Mart, Inc. would consent to the transactions contemplated under both agreements. Del has not satisfied either of the foregoing conditions and we do not believe that it is likely that Del will be able to satisfy the conditions in the future. Although we have waived the conditions as they relate to the Trademark License Agreement, we have not waived them with respect to the Assignment of Accounts Receivable Agreement. Currently, we are exploring our options in addressing the issues with Del related to the effectiveness and continuation of the Assignment of Accounts Receivable Agreement and Del's payment of our account receivable. During the first quarter of fiscal 2006, we accrued approximately $40,000 in royalties under the Trademark License Agreement and offset them against the receivable owed to us by Del. On or about June 15, 2006, we ceased selling products under Del's trademarks, although the Trademark License Agreement will continue in effect until September 30, 2005 unless we extend it for up to two additional 6-month periods or terminate it sooner. The net amount owed to us by Del is approximately $1.6 million as of June 30, 2005. This amount has been fully reserved as uncollectible at June 30, 2005.

MEASUREMENTS OF FINANCIAL PERFORMANCE
We focus on several items in order to measure our performance. In the short term (1 to 3 years), we are working towards obtaining positive trends in the following areas:

o     Operating cash flow

o     Gross margin in dollars and % of gross sales

o Operating income excluding certain employment contract expenses and non-cash compensation related to stock based transactions

o     EBITDA  excluding  certain  employment   contract  expenses  and  non-cash
      compensation related to stock based transactions

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

Based on the age of the receivable, cash collection history and past dilution in the receivables, we make an estimate of our anticipated bad debt, anticipated future authorized deductions due to current period activity and anticipated collections on non-authorized amounts that customers have currently deducted on past invoices. Based on this analysis, we reserved $2,612,000 and $740,000 for known and anticipated future credits and doubtful accounts at June 30, 2005 and 2004, respectively. The reserve is higher at June 30, 2005 primarily due to the $1.6 million reserve for Del Sunshine as described under Recent Material Developments. We believe that this estimate is reasonable, but there can be no assurance that our estimate will not change given a change in economic conditions or business conditions within the food industry, our individual customer base or our Company.

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

VALUATION OF NON-CASH COMPENSATION
We have three stock-based employee compensation plans. Prior to April 1, 2003, we accounted for those plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," (APB No. 25), and related Interpretations.

Effective April 1, 2003, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," and apply SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," prospectively to all employee awards granted on or after April 1, 2003. Awards from our plans vest over periods ranging from immediate to five years. Therefore, the cost related to stock-based compensation included in the determination of net income for periods in fiscal 2004 and 2005 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS No. 123. The fair value of the stock-based award (including, but not limited to, restricted stock awards, stock option grants, and warrant issuances) is determined on the date of grant using the Black-Scholes pricing model and is expensed over the vesting period of the related award. The difference between the proforma and reported net loss per common share related to the issuance of employee stock options during the three months ended June 30, 2005 and 2004 was nearly zero.

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

SFAS No. 123 requires that we provide pro-forma information regarding net income
(loss) and earnings (loss) per share amounts as if compensation cost for all our employee and director stock-based awards had been determined in accordance with the fair value method prescribed in SFAS No. 123. We estimated the fair value of each stock-based award (i.e. restricted stock awards, stock option grants, and warrant issuances) during the periods presented by using the Black-Scholes pricing model with the following assumptions:

      Three Months Ended:                         June 30, 2005  June 30, 2004
                                                  -------------  --------------
      Dividend Yield                                       None            None
      Volatility                                          46.00%          47.80%
      Risk Free Interest Rate                              3.45%           2.07%
      Expected Lives in Months                             1               9

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

FIN 44 states that when an option is repriced or there are items that effectively reduce the price of an option, it is treated as a variable option that is marked to market each quarter. Accordingly, any increase in the market price of our common stock over the exercise price of the option that was not previously recorded is recorded as compensation expense at each reporting period. If there is a decrease in the market price of our common stock compared to the prior reporting period, the reduction is recorded as compensation income to reverse all or a portion of the expense recognized in prior periods. Compensation income is limited to the original base exercise price (the intrinsic value) of the options. Each period we record non-cash compensation expense or income related to our analysis on approximately 3.5 million option shares. Assuming that the stock price exceeds the intrinsic value on all the variable option shares, a $0.01 increase or decrease in our common stock price results in an expense or income, respectively, of $35,000. Due to the volatility of the market price of our common stock, we are incapable of predicting whether this expense will increase or decrease in the future.

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

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets an Amendment of APB Opinion No. 29." SFAS No. 153 amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets from being measured based on the fair value of the assets exchanged. SFAS No. 153 now provides a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 is effective for fiscal periods beginning after June 15, 2005. We believe that the adoption of this Statement will not have a significant impact on our financial position, results of operations or cash flows.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and SFAS No. 3." SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle and a change required by an accounting pronouncement when the pronouncement does not include specific transition provisions. SFAS No. 154 requires retrospective application of changes as if the new accounting principle had always been used. SFAS No. 154 is effective for fiscal years beginning after December 15, 2005. We are still evaluating all aspects of the revised standard in order to evaluate the impact on our financial position and results of operations.


RESULTS OF OPERATIONS

                                       3-MONTHS ENDED
                       ------------------------------------------------ 2005     2004
                                                   $           %        % OF    % OF
JUNE 30,                  2005        2004       CHANGE      CHANGE     SALES   SALES
----------------------------------------------------------------------------------------
Net Sales              9,851,153   11,191,678  (1,340,525)     -12.0%    100.0%  100.0%
Cost of Goods Sold     7,582,855    8,251,330    (668,475)      -8.1%     77.0%   73.7%
                       -----------------------------------------------------------------
GROSS MARGIN           2,268,298    2,940,348    (672,050)     -22.9%     23.0%   26.3%
                       =================================================================

NET SALES
Net sales in the first quarter of fiscal 2006 decreased 12% from net sales in the first quarter of fiscal 2005 primarily due to a loss in sales volume during the transition from indirect sales to Wal-Mart through a private label customer to direct sales to Wal-Mart in April 2005. During the first quarter of fiscal 2005, this private label customer accounted for approximately 11% of net sales. However, we are no longer selling to this customer due to a shift in sales between customers (See Del Sunshine LLC under Recent Material Developments for further details). During the first quarter of fiscal 2006, sales to Wal-Mart accounted for approximately 12% of net sales. Private label and imitation sales consist primarily of products that generate high sales volumes but lower gross margins. Sales also decreased in the first quarter of fiscal 2006 due to a lack of significant promotions in this period compared to the first quarter of fiscal 2005 (see Selling below for further details).

Certain key initiatives and tactical actions were initiated by our Company during fiscal 2005 and will be continued throughout fiscal 2006. Such key initiatives and tactical actions for fiscal 2006 include, but are not limited to, the following:

      o Creating and communicating a new more meaningful brand position for our flagship Veggie(TM) Brand and adding new products. The recent focus is to highlight the superior nutritional factors such as cholesterol and trans-fat free, as well as targeting a broader universe of consumers. We are attempting to attract incremental users by convincing prior users and light users of conventional cheese that the Veggie(TM) brand items can satisfy their needs with great tasting nutrition. This is a departure from our past product positioning where physiological and medical requirements were a key driver in why consumers should buy the "healthy alternatives."

      o Improving product quality in terms of taste, color, aroma, and texture of our Veggie(TM) and Rice slices product line.

      o Reducing or eliminating most of our contract manufacturing customers due to the continued high cost of certain raw materials which result in gross margins that are below our acceptance level.

      o Continued emphasis and resource allocation of our marketing strategy to increase sales through consumer advertising (in TV, magazine, and event sponsorship) and consumer promotions (for example, on-pack "cents off" coupons, "cents off" coupons delivered via newspapers, in-store product sampling, product benefit communication at the point of purchase/shelf). These marketing campaigns will launch in the second quarter of fiscal 2006. In fiscal 2005, we saw an increase in sales through our consumer advertising and promotions, which highlighted and communicated the benefits of our products to meet the consumer demand for low carbohydrate and high protein products. We experienced an average 17% increase in sales in those markets where there were consumer- advertising promotions in fiscal 2005.

We use several internal and external reports to monitor sales by brand, segment, form and channel of sale to determine the outside factors affecting the sales levels. These reports provide management information on which brand, segments, forms and/or channel sales are increasing or decreasing both in units sold and price per unit. By reviewing these reports along with industry data from publications, syndicated retail consumption reports, and conversations with major retailers, other manufacturers in the food and beverage industry, and ingredient and service suppliers, we make decisions on which brands to promote and analyzes trends in the consumer marketplace.

We anticipate that our direct sales to Wal-Mart will increase from 2% of sales in fiscal 2005 to a range between 10% and 15% of sales in fiscal 2006. This increase is due to a shift in sales between customers rather than an increase in product sales. Prior to fiscal 2006, we produced certain private label products for Del Sunshine who then sold the product to Wal-Mart. Del Sunshine accounted for 12% of sales in fiscal 2005. In fiscal 2006, we began selling these products directly to Wal-Mart instead of through Del Sunshine (See Del Sunshine LLC under Recent Material Developments for further details), and our sales to Wal-Mart in the first quarter of fiscal 2006 accounted for 12% of our total net sales.

Based on our current projections, we anticipate a moderate growth in sales through improved distribution and penetration of our core brands into the mainstream consumer markets.

COST OF GOODS SOLD
Cost of goods sold increased from 74% to 77% of net sales in the first quarter of fiscal 2005 compared to the first quarter of fiscal 2006. This three percentage point increase in cost of goods sold was primarily due to the higher raw material costs of casein. However, such costs were partially offset by reduced labor and overhead costs. In total, cost of goods sold decreased approximately $668,000 due to approximately $642,000 from lower sales volumes, $170,000 from reduced direct labor expenses, $287,000 in reduced overhead costs offset by higher raw material costs of $431,000. We experienced lower costs in direct labor and overhead costs as a result of improved production efficiencies and a change in the method of allocating certain overhead costs to various departments. Certain allocation costs are allocated based on a square footage method. As a result of lower square footage in our production areas in fiscal 2006 compared to prior fiscal years, there is a higher percentage of overhead allocated to non-production departments beginning in April 2005.

The principal raw material used by our Company is casein, which accounted for approximately 55% and 42% of our raw material purchases in the first quarter of fiscal 2006 and 2005, respectively. As casein is a significant component of our product formulation, we are vulnerable to short-term and long-term changes in casein pricing, which at times has been volatile.

We experienced a 20% increase in average casein prices in the first quarter of fiscal 2006 compared to average casein prices in fiscal 2005, which resulted in an increase in cost of goods of approximately $2.7 million. In fiscal 2006, we are continuing to experience high casein prices. Based on current pricing trends with our suppliers, we believe that casein prices will remain at historical highs at least through September 30, 2005. Every 10% increase in casein prices over the fiscal 2005 average will result in an annual cost increase of approximately $1,100,000 assuming the same amount of pounds purchased as in fiscal 2005. Casein prices are still high due to greater worldwide demand, as well as lower foreign government subsidies and the decline in the US Dollar value versus the Euro. In order to offset the high casein costs, we are incorporating alternative formula modifications that maintain the integrity of our product benefits as well as reducing costs in several other raw materials and operational labor categories. We have also passed along some of the increased costs to our customers during fiscal 2005 and will implement additional price increases as appropriate. However, these price increases often cannot be passed on to the customers at the same time or in proportion to the increase in our costs and, therefore, we experience lower margins on the sales of our products.

We monitor our costs and production efficiencies through various ratios including pounds produced per hour and cost per pound sold and use these ratios to make decisions in purchasing, production and setting sales prices.

In fiscal 2006, we expect our annual gross profit percentage to improve over the annual fiscal 2005 levels despite the continued increases in raw material costs because we have implemented price increases on some of our products, additional sales growth is expected in our higher margin products and we have eliminated certain low margin private label manufacturing accounts.


EBITDA, (A NON-GAAP MEASURE):
                                               3-MONTHS ENDED
                              --------------------------------------------------  2005     2004
                                                              $           %       % OF    % OF
JUNE 30,                           2005        2004         CHANGE     CHANGE     SALES   SALES
------------------------------------------------------------------------------------------------
GROSS MARGIN                   2,268,298   2,940,348     (672,050)       -22.9%     23.0%   26.3%
                              ------------------------------------------------------------------
OPERATING EXPENSES:
Selling                          936,245   1,460,400     (524,155)       -35.9%      9.5%   13.0%
Delivery                         615,471     593,326       22,145          3.7%      6.2%    5.3%
Employment contract expense (3)       --          --           --          0.0%      0.0%    0.0%
General and administrative,
including $527,518 and $162,374
non-cash stock
compensation (2)               1,261,530     795,716      465,814         58.5%     12.8%    7.1%
Impairment of property &
equipment                      7,896,554          --    7,896,554          0.0%     80.2%    0.0%
(Gain)Loss on disposal of
assets                              (636)         --         (636)         0.0%      0.0%    0.0%
Cost of disposal activities      255,011          --      255,011          0.0%      2.6%    0.0%
Research and development          91,042      72,686       18,356         25.3%      0.9%    0.6%
                              ------------------------------------------------------------------
Total operating expenses      11,055,217   2,922,128    8,133,089        278.3%    112.2%   26.1%
                              ------------------------------------------------------------------
INCOME (LOSS) FROM
OPERATIONS(1,4)               (8,786,919)     18,220   (8,805,139)    -48326.8%    -89.2%    0.2%

OTHER INCOME (EXPENSE), NET
Interest expense, net           (357,195)   (259,816)     (97,379)        37.5%     -3.6%   -2.3%
Derivative expense
                                      --    (121,119)     121,119       -100.0%      0.0%   -1.1%
Other                                 --          --           --          0.0%      0.0%    0.0%
                              ------------------------------------------------------------------
Total                           (357,195)   (380,935)      23,740         -6.2%     -3.6%   -3.4%
                              ------------------------------------------------------------------
NET INCOME (LOSS) (1)         (9,144,114)   (362,715)  (8,781,399)      2421.0%    -92.8%   -3.2%

Interest expense, net            357,195     259,816       97,379         37.5%      3.6%    2.3%
Depreciation                     539,103     546,041       (6,938)        -1.3%      5.5%    4.9%
                              ------------------------------------------------------------------
EBITDA,
(a non-GAAP measure)(1)       (8,247,816)    443,142   (8,690,958)     -1961.2%    -83.7%    4.0%
                              ==================================================================


----------
(1) We utilize certain GAAP measures such as Operating Income and Net Income and certain non-GAAP measures such as EBITDA and exclude non-cash compensation related to stock based transactions included in general and administrative expenses and certain employment contract expenses in order to compute our key financial measures that are reviewed by management, lenders and investors in order to effectively review our current on-going operations and analyze trends related in our financial condition and results of operations. Additionally, these measures are key factors upon which we prepare our budgets and forecasts, calculate bonuses, and evaluate loan covenants. These adjusted measures are not in accordance with, or an alternative for, generally accepted accounting principles and may be different from non-GAAP measures reported by other companies.
(2) In our calculation of key financial measures, we exclude the non-cash compensation related to stock-based transactions because we believe that this item does not accurately reflect our current on-going operations. Many times non-cash compensation is calculated based on fluctuations in our stock price, which can skew the financial results dramatically up and down. The price of our common shares as traded on AMEX is outside our control and typically does not reflect our current operations.
      Additionally, this item is excluded by our lenders when calculating compliance with loan covenants.
(3) In our calculation of key financial measures, we exclude the employment contract expenses related to Angelo S. Morini and Christopher J. New because we believe that these items do not reflect expenses related to our current on-going operations. Additionally, these items are excluded by our lenders when calculating compliance with loan covenants.
(4) Operating Income (Loss) has declined due to less dollars contributed by gross margin as discussed above under sales and cost of goods sold and due to the increase in non-cash stock compensation expense as discussed below under general and administrative.

SELLING
Selling expenses were lower in the first quarter of fiscal 2006 compared to the first quarter of fiscal 2005 due to lower promotion, demonstration and print advertising costs in the first quarter of fiscal 2006. We anticipate that the selling expenses will increase over 30% due to large promotion and advertising campaigns that will be launched in the second quarter of fiscal 2006. We sell our products through our internal sales force and an independent broker network.

DELIVERY
Delivery expense is primarily a function of sales. In the past, delivery expense remained consistent at approximately 5% of net sales. However, this increased to 6% of net sales in the first quarter of fiscal 2006 due to higher fuel prices and surcharges charged by the transportation companies and due to higher overhead allocation charges as discussed under Cost Of Goods Sold.

After the anticipated transfer of all production and distribution of our products to Schreiber by November 2005, we expect our delivery expenses to decrease significantly as a result of an agreed upon delivery price per pound of product with Schreiber that is lower than our current delivery cost per pound of product.

GENERAL AND ADMINISTRATIVE
General and administrative expenses increased by approximately $365,000 in non-cash compensation related to stock-based transactions, as detailed below, $33,000 in insurance costs due to higher coverages and increased premiums effective in April 2005, and $63,000 in professional fees for legal and audit services due to additional contracts and SEC filings during the first quarter of fiscal 2006.

Excluding the effects of non-cash compensation related to stock-based transactions, which cannot be predicted, we anticipate that general and administrative expenses will be higher than prior year levels for the first three quarters of fiscal 2006 due to the higher insurance costs and increased audit services required. However, we expect that general and administrative expenses in the fourth quarter of fiscal 2006 will be significantly reduced due to the non-recurrence of the $1.6 million in bad debt expense that occurred in the fourth quarter of fiscal 2005.

The change in non-cash compensation related to stock-based transactions that are included in general and administrative expenses are detailed as follows:

                                               3-MONTHS ENDED
                              -----------------------------------------------
JUNE 30,                         2005        2004      CHANGE     % CHANGE
-----------------------------------------------------------------------------
Stock-based award
compensation - initial
issuance                       1,036,959       4,208  1,032,751      24542.56%
Stock-based award
compensation - adjust to
market                          (340,000)         --   (340,000)          0.0%
Option modifications under
APB 25 awards                   (169,441)    158,166   (327,607)      -207.13%
                              -----------------------------------------------
Non-cash compensation related
to stock based transactions      527,518     162,374    365,144        224.88%
                              ===============================================

Effective April 1, 2003, we elected to record compensation expense measured at fair value for all stock-based award transactions (including, but not limited to, restricted stock awards, stock option grants, and warrant issuances) on or after April 1, 2003 under the provisions of SFAS No. 123. Prior to April 1,
2003, we only recorded the fair value of stock-based awards granted to non-employees or non-directors under the provisions of SFAS No. 123. The fair value of the stock-based award is determined on the date of grant using the Black-Scholes pricing model and is expensed over the vesting period of the related award. Prior to April 1, 2003, we accounted for our stock-based employee and director compensation plans under the accounting provisions of APB No. 25 as interpreted by FASB Interpretation No. 44 ("FIN 44"). Any modifications of fixed stock options or awards granted to employees or directors originally accounted for under APB No. 25 may result in additional compensation expense under the provisions of FIN 44. FIN 44 covers specific events that occurred after December 15, 1998 and was effective as of July 1, 2000.

In accordance with the above accounting standards, we calculate and record non-cash compensation related to our securities in the general and administrative line item in our Statements of Operations based on two primary items:

      a.    Stock-Based Award Issuances
      During the three months ended June 30, 2005 and 2004, we recorded $1,036,959 and $4,208, respectively, in non-cash compensation expense related to stock-based transactions that were issued to and vested by employees, officers, directors and consultants. During the three months ended June 30, 2005 and 2004, we recorded ($340,000) and $0, respectively, in non-cash compensation expense/(income) related to stock-based transactions that are adjusted each period for changes in the price of our common stock.

      b. Option Modifications for Awards granted to Employees or Directors under APB No. 25
      On October 11, 2002, we repriced all outstanding options granted to employees prior to October 11, 2002 (4,284,108 shares at former prices ranging from $2.84 to $10.28) to the market price of $2.05 per share. Prior to the repricing modification, the options were accounted for as a fixed award under APB No. 25. In accordance with FIN 44, the repricing of the employee stock options requires additional compensation expense to be recognized and adjusted in subsequent periods for changes in the price of our common stock that are in excess of the $2.05 stock price on the date of modification (additional intrinsic value). If there is a decrease in the market price of our common stock compared to the prior reporting period, the reduction is recorded as compensation income to reverse all or a portion of the expense recognized in prior periods. Compensation income is limited to the original base exercise price (the intrinsic value) of the options. This variable accounting treatment for these modified stock options began with the quarter ended December 31, 2002 and such variable accounting treatment will continue until the related options have been cancelled, expired or exercised. There are 3,499,841 outstanding modified stock options remaining as of June 30, 2005.

We recorded non-cash compensation expense/(income) of ($169,441) and $158,166 for the three months ended June 30, 2005 and 2004, respectively, related to the modified options described above.

IMPAIRMENT OF PROPERTY AND EQUIPMENT
In light of the Asset Sale and Outsourcing Arrangements discussed above under Recent Material Developments, we determined that it is more likely than not that a majority of our fixed assets related to production activities will be sold or disposed prior to the end of their useful life. These assets represent approximately 98% of the value of property and equipment. Based on this determination, SFAS No. 144, "Accounting for the Impairment of Disposal of Long-Term Assets," requires that we write down the value of our assets to their fair values as of June 30, 2005. We will continue to hold and use the assets until they are sold. Therefore, all assets will continue to be reported and depreciated under Property and Equipment in the Balance Sheet until they are sold. We estimated the fair value based on the sales price in the Asset Purchase Agreement and the anticipated sales price related to any other assets plus future cash flows related to the assets from July 1, 2005 until the sale. Based on this estimate, we recorded an impairment of property and equipment of $7,896,554 in the first quarter ended June 30, 2005.

RESEARCH AND DEVELOPMENT
Research and development expense increased approximately $15,000 due to the addition of one employee to the department during the first quarter of fiscal 2006. The remaining $3,000 increase was due primarily to higher overhead allocation charges during the first quarter of fiscal 2006 as discussed under Cost Of Goods Sold.

We anticipate that there may be a significant increase in research and development expenses in fiscal 2006 due to an increase in the number of personnel in the department and renewed focus on developing new products for the market.

INTEREST AND DERIVATIVE EXPENSE
Interest expense increased approximately $97,000 due to higher prime rates (on average 1.75% higher) and 3% higher rates charged by Textron Financial Corporation during May and June as further described below. We are incurring increased interest expense, and anticipate further increases during fiscal 2006 compared to fiscal 2005 due to increases in the floating interest rates used by our lenders which are based on prevailing market interest rates.

Derivative expense represents the adjustment for the change in the fair value of the embedded derivative in our Series A convertible preferred stock, which met the criteria for bifurcation and separate accounting under SFAS No. 133. The fair value of the embedded derivative was computed based on several factors including the underlying value of our common stock at the end of each quarter. This expense was $121,119 in the first quarter of fiscal 2005, but there was no expense in the first quarter of fiscal 2006 because the Series A convertible preferred stock was partially converted and the remaining shares redeemed on October 6, 2004.

Assuming the consummation of the Asset Purchase Agreement as discussed under Recent Material Developments, we expect that our debt to Wachovia Bank will be paid in full and there will be a significant reduction in interest expense due to lower debt balances in fiscal 2006 as compared to fiscal 2005.


LIQUIDITY AND CAPITAL RESOURCES

                                                   3-MONTHS ENDED
                                  ----------------------------------------------
                                                               $           %
JUNE 30,                             2005        2004       CHANGE      CHANGE
--------------------------------------------------------------------------------
Cash from (used in) operating
activities                         (1,403,403)   578,038    (1,981,441)  -342.8%
Cash from (used in) investing
activities                            (60,651)   (74,525)       13,874    -18.6%
Cash from (used in) financing
activities                            902,272   (186,413)    1,088,685   -584.0%
                                  ----------------------------------------------
Net increase (decrease) in cash      (561,782)   317,100      (878,882)  -277.2%
                                  ==============================================

OPERATING AND INVESTING ACTIVITIES
Cash from operating activities declined in the first quarter of fiscal 2006 primarily due to accounts receivable returning to its historical level. The accounts receivable balance as of March 31, 2005 was lower than average for the sales volume due to a large reserve of nearly $1.6 million that was recorded as of March 31, 2005 (See Del Sunshine LLC under Recent Material Developments for further details). We are continually reviewing our collection practices, payment terms to vendors and inventory levels in order to maximize cash flow from operations.

Cash used in investing activities primarily relates to our purchase of office and manufacturing equipment in each fiscal period. We do not anticipate any large capital expenditures during fiscal 2006, but rather expect to receive substantial cash provided by investing activities in the sale of a majority of our production assets to Schreiber in the third quarter of fiscal 2006.

We expect to report positive cash flows from ongoing operations for fiscal 2006. However, we anticipate a decrease in cash flow as we begin to outsource our production late in the second quarter of fiscal 2006 as part of the outsourcing transition described under Recent Material Developments. We will need additional cash to build up finished good inventory levels to maintain standard orders to customers and to pay one-time costs associated with the transition such as severance arrangements, and contract and lease cancellation fees. Based on current projections, we expect that much of the additional cash requirements, if not all, will be returned in the sale of our usable raw materials and packaging inventory and production equipment to Schreiber in the third quarter of fiscal 2006.

FINANCING ACTIVITIES
                                                       3-MONTHS ENDED
                                  ---------------------------------------------
JUNE 30,                             2005        2004     $ CHANGE    % CHANGE
-------------------------------------------------------------------------------
Net borrowings (payments) on
line of credit and bank overdrafts   (180,706)    53,574      (234,280)  -437.3%
Payments of debt and capital
leases & associated costs            (648,582)  (217,487)     (431,095)   198.2%
Issuances of stock & associated
costs                               1,731,560    (22,500)    1,754,060  -7795.8%
                                  ---------------------------------------------
Cash from (used in) financing
activities                            902,272   (186,413)    1,088,685   -584.0%
                                  =============================================

      DEBT FINANCING
On May 27, 2003, we obtained from Textron Financial Corporation ("Textron") a revolving credit facility (the "Textron Loan") with a maximum principal amount of $7,500,000 pursuant to the terms and conditions of a Loan and Security Agreement dated May 27, 2003 (the "Textron Loan Agreement"). The Textron Loan is secured by our inventory, accounts receivable and all other assets. Generally, subject to the maximum principal amount, which can be borrowed under the Textron Loan and certain reserves that must be maintained during the term of the Textron Loan, the amount available under the Textron Loan for borrowing by our Company from time to time is equal to the sum of (i) 85% of the net amount of its eligible accounts receivable plus (ii) 60% of our eligible inventory not to exceed $3,500,000. Advances under the Textron Loan bear interest at a variable rate, adjusted on the first (1st) day of each month, equal to the prime rate plus 1.75% per annum (8.0% at June 30, 2005) calculated on the average cash borrowings for the preceding month. The initial term of the Textron Loan ends on May 26, 2006, but this loan automatically renews for additional one-year periods unless terminated by our Company or Textron through a written notice 90-days prior thereto or as otherwise provided in the loan agreement. As of June 30, 2005, the outstanding principal balance on the Textron Loan was $4,736,456.

The Textron Loan Agreement contains certain financial and operating covenants. On June 3, 2005, we executed a fourth amendment to the Textron Loan that provided a waiver on all the existing defaults for the fiscal quarters ended December 31, 2004 and March 31, 2005, and amended the fixed charge coverage ratio and the adjusted tangible net worth requirements for periods after March 31, 2005. Additionally, the fourth amendment allowed the Textron Loan to be in an over-advance position not to exceed $750,000 until July 31, 2005. In exchange for the waiver and amendments, our interest rate was set at Prime plus 4.75% on the Textron Loan and we paid a fee of $50,000 in four weekly installments of $12,500.

On June 16, 2005, we used a portion of the proceeds from the warrant exercises described below under Equity Financing to satisfy the $750,000 over-advance with Textron. In connection with the satisfaction of the over-advance, we agreed to immediately terminate Textron's obligation to permit any over-advances under the Textron Loan, which obligation was to expire on July 31, 2005. With the termination of the over-advance facility, the interest rate on the Textron Loan returned to its prior level of Prime plus 1.75%. On June 30, 2005, Textron reduced our borrowing availability under our line by $200,000 until they have time to review and approve our financial forecasts that reflect the asset sale and outsourcing arrangements. However, there is no guarantee if or when they will lift this restriction on our borrowing availability. Additionally, we may experience further restrictions by Textron by virtue of reserves they may require, receivables they may deem ineligible or other rights they have under the Textron Loan Agreement.

In August 2005, due to the Cost of Disposal Activities and Impairment of Property and Equipment, we determined that we fell below the requirement for the fixed charge coverage ratio and the adjusted tangible net worth requirements under the Textron Loan for the quarter ended June 30, 2005. Although these covenant violations placed us in technical default on the loan, we have not received a notice of an event of default from Textron. We are currently discussing our financial forecasts that reflect the asset sale and outsourcing arrangements and certain waivers and loan modifications to the Textron Loan Agreement. Until such time as we have received formal waivers and loan modifications, Textron is allowing us to operate in a position of default. The existence of a default under the Textron Loan would allow Wachovia, another one of our lenders, as described below, to declare an event of default under our existing term loan based on a cross-default provision in their loan agreement. If an agreement cannot be reached on the loan modifications, Textron and Wachovia could exercise their respective rights under their loan documents to, among other things, declare a default under the loans, accelerate the outstanding indebtedness such that it would become immediately due and payable, and pursue foreclosure of our assets, which are pledged as collateral for such loans. If such an event occurred with either Textron or Wachovia and additional financing is not available on terms acceptable to us, it would be substantially more difficult for us to effectively continue the operation of our business, and it is unlikely that we would be able to continue as a going concern.

Simultaneous with the closing of the Textron Loan in May 2003, Wachovia Bank, N.A. successor by merger to SouthTrust Bank ("Wachovia") extended our Company a new term loan in the principal amount of $2,000,000. This term loan was consolidated with our March 2000 term loan with Wachovia, which had a then outstanding principal balance of $8,131,985 for a total term loan amount of $10,131,985. This term loan is secured by all of our equipment and certain related assets. Additionally, the term loan bears interest at Wachovia's Base Rate plus 1% (7.25% at June 30, 2005). The balance outstanding on the term loan as of June 30, 2005 was $7,801,985. This balance is classified as a current liability due to the cross-default provision described above.

On June 30, 2005, we entered into a Loan Modification Agreement with Wachovia regarding its term loan. The agreement modified the following terms of the loan:
1) the loan will mature and be payable in full on July 31, 2006 instead of June 1, 2009; 2) the principal payments will remain at $110,000 per month with accrued interest at Wachovia's Base Rate plus 1% instead of increasing to $166,250 on July 1, 2005 as provided by the terms of the promissory note evidencing the loan; and 3) all covenants related to our tangible net worth, total liabilities to tangible net worth, and maximum funded debt to EBITDA ratios are waived and compliance is not required by us through the maturity of the loan on July 31, 2006. In connection with the agreement, we agreed to pay $60,000, of which $30,000 was paid upon execution of the agreement and $30,000 was paid on August 1, 2005. As required by the terms of the agreement, if we sell our equipment securing the loan as discussed under the Schreiber Transactions in Recent Material Developments above, the loan will be due and payable in full at the time of sale.

      EQUITY FINANCING
In accordance with a warrant agreement dated April 10, 2003, we issued to Mr. Frederick DeLuca, a greater than 10% shareholder, a warrant to purchase up to 100,000 shares of our common stock at an exercise price of $1.70 per share. Additionally, in accordance with a warrant agreement dated October 6, 2004, we issued to Mr. DeLuca a warrant to purchase up to 500,000 shares of our common stock at an exercise price of $1.15 per share. Subsequently in June 2005, we agreed to reduce the per-share exercise price on these warrants to $1.36 and $0.92, respectively, in order to induce Mr. DeLuca to exercise his warrants. All of the warrants were exercised on June 16, 2005 for total proceeds of $596,000.

On each of April 24, 2003 and October 6, 2004, BH Capital Investments, LP and Excalibur Limited Partnership each received warrants to purchase up to 250,000 shares of our common stock at an exercise price of $2.00 per share. Also, Excalibur Limited Partnership received a warrant to purchase up to 30,000 shares of our common stock at an exercise price of $2.05 per share on June 26, 2002. Subsequently in June 2005, we agreed to reduce the per-share exercise price on all such warrants to $1.10 in order to induce BH Capital Investments, LP and Excalibur Limited Partnership to exercise their warrants. All of the warrants were exercised on June 16, 2005 for total proceeds of $1,133,000.

In accordance with the accounting provisions of SFAS No. 123, we recorded $1,024,500 in non-cash compensation expense related to the reduction in the exercise price of the above mentioned warrants in June 2005.

We used a portion of the proceeds from the warrant exercises to satisfy the $750,000 over-advance provided by Textron under the Fourth Amendment and Waiver to the Textron Loan Agreement, as described under Debt Financing and the remaining proceeds from the warrant exercises were used for working capital purposes.

In accordance with a registration rights agreement dated October 6, 2004 with Mr. Frederick DeLuca, we agreed that within 180 days we would file with the Securities and Exchange Commission and obtain effectiveness of a registration statement that included 2,000,000 shares issued in a private placement and 500,000 shares related to a stock purchase warrant. Per the terms of the agreement, if a registration statement was not filed, or did not become effective within 180 days, then in addition to any other rights Mr. DeLuca may have, we would be required to pay certain liquidated damages. We filed a registration statement on Form S-3 on March 14, 2005. However, this registration statement has not yet been declared effective. We received from Mr. DeLuca an extension of time until September 1, 2005 to have the registration statement declared effective by the SEC. Additionally, Mr. DeLuca waived all damages and remedies for failure to have an effective registration statement until September 1, 2005. In the event that the registration statement is not effective by September 1, 2005, we will be liable to pay $71,875 (2.5% times the product of 2,500,000 registerable shares and the share price of $1.15 per share) every thirty days until the registration statement becomes effective unless an additional extension is granted.

SUMMARY
Assuming that Textron allows us to continue to operate in a default position and no further material restrictions or changes from our lenders, we believe that with the cash available on our credit facilities and proceeds received from the equity financings together with cash flow from current operations, we will have enough cash to meet our current liquidity needs for general operations through June 30, 2006.

Based on current projections, we expect that much, if not all, of the additional cash requirements for the transition charges will come from the sale of our usable raw materials and packaging inventory and production equipment to Schreiber in the third quarter of fiscal 2006.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk results primarily from fluctuations in interest rates. The interest rates on our outstanding debts to Wachovia and Textron are floating and based on the prevailing market interest rates. For market-based debt, interest rate changes generally do not affect the market value of the debt but do impact future interest expense and hence earnings and cash flows, assuming other factors remain unchanged. A theoretical 1% increase or decrease in market rates in effect on June 30, 2005 with respect to our debt as of such date would increase or decrease interest expense and hence reduce or increase the net income of our Company by approximately $125,000 per year or $31,250 per quarter.

Our sales during the quarters ended June 30, 2005 and 2004, which were denominated in a currency other than U.S. Dollars, were less than 5% of gross sales and no net assets were maintained in a functional currency other than U.
S. Dollars during such periods. However, further declines in the U.S. Dollar on the international market, may cause our foreign suppliers of raw materials, particularly casein, to increase their U.S. Dollar prices on future orders from our Company. Therefore, while we believe that the effects of changes in foreign currency exchange rates have not historically been significant to our operations or net assets, we are unable to forecast the effects that foreign currency exchange rates may have on our future operations.

ITEM 4. CONTROLS AND PROCEDURES

As of June 30, 2005, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer ("CEO"), and the Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures to insure that the Company records, processes, summarizes and reports in a timely and effective manner the information required to be disclosed in reports filed with or submitted to the Securities and Exchange Commission. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective in timely bringing to their attention material information related to our Company required to be included in our periodic Securities and Exchange Commission filings. Since the date of this evaluation, there have been no changes in our internal controls or in other factors that are reasonably likely to materially affect those controls.

                           PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In accordance with a warrant agreement dated April 10, 2003, we issued to Mr. Frederick DeLuca, a greater than 10% shareholder, a warrant to purchase up to 100,000 shares of our common stock at an exercise price of $1.70 per share expiring on April 10, 2006. Additionally, in accordance with a warrant agreement dated October 6, 2004, we issued to Mr. DeLuca a warrant to purchase up to 500,000 shares of our common stock at an exercise price of $1.15 per share expiring on October 6, 2009. Subsequently in June 2005, we agreed to reduce the per-share exercise price on these warrants to $1.36 and $0.92, respectively, in order to induce Mr. DeLuca to exercise his warrants. All of the warrants were exercised on June 16, 2005 for total proceeds of $596,000.

On each of April 24, 2003 and October 6, 2004, BH Capital Investments, LP and Excalibur Limited Partnership each received warrants to purchase up to 250,000 shares of our common stock at an exercise price of $2.00 per share. These warrants were to expire on July 15, 2006 and October 6, 2009, respectively. Also, on June 26, 2002, Excalibur Limited Partnership received a warrant to purchase up to 30,000 shares of our common stock at an exercise price of $2.05 per share expiring on June 26, 2007. Subsequently in June 2005, we agreed to reduce the per-share exercise price on all such warrants to $1.10 in order to induce BH Capital Investments, LP and Excalibur Limited Partnership to exercise their warrants. All of the warrants were exercised on June 16, 2005 for total proceeds of $1,133,000.

We used a portion of the proceeds from the warrant exercises to satisfy the $750,000 over-advance provided by Textron under the Fourth Amendment and Waiver to the Textron Loan Agreement, as described under Debt Financing in Part I, Item 2, and the remaining proceeds from the warrant exercises were used for working capital purposes.

In accordance with a registration rights agreement dated October 6, 2004 with Mr. Frederick DeLuca, we agreed that within 180 days we would file with the Securities and Exchange Commission and obtain effectiveness of a registration statement that included 2,000,000 shares issued in a private placement and 500,000 shares related to a stock purchase warrant. Per the terms of the agreement, if a registration statement was not filed, or did not become effective within 180 days, then in addition to any other rights the investor may have, we would be required to pay certain liquidated damages. We filed a registration statement on Form S-3 on March 14, 2005. However, this registration statement has not yet been declared effective. We received from Mr. DeLuca an extension of time until September 1, 2005 to have the registration statement declared effective by the SEC. Additionally, Mr. DeLuca waived all damages and remedies for failure to have an effective registration statement until September 1, 2005. In the event that the registration statement is not effective by September 1, 2005, we will be liable to pay $71,875 (2.5% times the product of 2,500,000 registerable shares and the share price of $1.15 per share) every thirty days until the registration statement becomes effective unless an additional extension is granted.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

On May 27, 2003, we obtained from Textron Financial Corporation ("Textron") a revolving credit facility (the "Textron Loan") with a maximum principal amount of $7,500,000 pursuant to the terms and conditions of a Loan and Security Agreement dated May 27, 2003 (the "Textron Loan Agreement"). The Textron Loan is secured by our inventory, accounts receivable and all other assets. Generally, subject to the maximum principal amount, which can be borrowed under the Textron Loan and certain reserves that must be maintained during the term of the Textron Loan, the amount available under the Textron Loan for borrowing by our Company from time to time is equal to the sum of (i) 85% of the net amount of its eligible accounts receivable plus (ii) 60% of our eligible inventory not to exceed $3,500,000. Advances under the Textron Loan bear interest at a variable rate, adjusted on the first (1st) day of each month, equal to the prime rate plus 1.75% per annum (8.0% at June 30, 2005) calculated on the average cash borrowings for the preceding month. The initial term of the Textron Loan ends on May 26, 2006, but this loan automatically renews for additional one-year periods unless terminated by our Company or Textron through a written notice 90-days prior thereto or as otherwise provided in the loan agreement. As of June 30, 2005, the outstanding principal balance on the Textron Loan was $4,736,456.

In August 2005, due to the Cost of Disposal Activities and Impairment of Property and Equipment, we determined that we fell below the requirement for the fixed charge coverage ratio and the adjusted tangible net worth requirements under the Textron Loan for the quarter ended June 30, 2005. Although these covenant violations placed us in technical default on the loan, we have not received a notice of an event of default from Textron. We are currently discussing our financial forecasts that reflect the asset sale and outsourcing arrangements and certain waivers and loan modifications to the Textron Loan Agreement. Until such time as we have received formal waivers and loan modifications, Textron is allowing us to operate in a position of default. The existence of a default under the Textron Loan would allow Wachovia, another one of our lenders, to declare an event of default under our existing term loan based on a cross-default provision in their loan agreement. If an agreement cannot be reached on the loan modifications, Textron and Wachovia could exercise their respective rights under their loan documents to, among other things, declare a default under the loans, accelerate the outstanding indebtedness such that it would become immediately due and payable, and pursue foreclosure of our assets, which are pledged as collateral for such loans. If such an event occurred with either Textron or Wachovia and additional financing is not available on terms acceptable to us, it would be substantially more difficult for us to effectively continue the operation of our business, and it is unlikely that we would be able to continue as a going concern. As a result of the cross-default provision, the Wachovia balance of $7,801,985 is classified as a current liability as of June 30, 2005.

ITEM 6.  EXHIBITS

The following exhibits are filed as part of this Form 10-Q.

EXHIBIT NO  EXHIBIT DESCRIPTION
----------  --------------------------------------------------------------------

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
            Foods, Inc. and Wachovia Bank N.A (formerly SouthTrust Bank). (Filed as Exhibit 10.19 on Form 8-K filed July 6, 2005.)

*  14.1     Code of Ethics  (Filed as  Exhibit  14.1 on Form 10-K for the fiscal year ended March 31, 2005.)

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

----------
*     Previously filed and incorporated herein by reference.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     GALAXY NUTRITIONAL FOODS, INC.


Date: August 22, 2005                /s/ Michael E. Broll
                                     -------------------------------------------
                                     Michael E. Broll
                                     Chief Executive Officer
                                    (Principal Executive Officer)


Date: August 22, 2005                /s/ Salvatore J. Furnari
                                     -------------------------------------------
                                     Salvatore J. Furnari
                                     Chief Financial Officer
                                    (Principal Accounting and Financial Officer)