Form 10-K/A
period 2005-03-31
GALAXY NUTRITIONAL FOODS INC
filed 2005-10-07
CIK 819527

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-K/A
                                (Amendment No. 1)
(Mark One)


|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes |X| No |_|


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. |_|


Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes |_|         No |X|


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).

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

DOCUMENTS INCORPORATED BY REFERENCE: None

                                EXPLANATORY NOTE

The purpose of this Form 10-K/A is to amend Part II, Items 6, 7, 8 and 9A of the Annual Report on Form 10-K (the "Form 10-K") of Galaxy Nutritional Foods, Inc. (the "Company") for its fiscal year ended March 31, 2005, as filed with the Securities and Exchange Commission on July 14, 2005. Except as set forth in this Form 10-K/A, this Form 10-K/A does not reflect any events that occurred after the filing of the Form 10-K or modify, amend or update any disclosures contained in the Form 10-K to reflect any subsequent events. Except as set forth in this Form 10-K/A, the Company is not making any changes to, or updating any disclosures contained in, the Form 10-K.

This Form 10-K/A is being filed in response to comments that the Staff of the Securities and Exchange Commission made to the Form 10-K primarily related to the Company's accounting for its Series A convertible preferred stock during the periods from April 2001 through October 2004 and other mark-to-market securities, including warrants and shares exercised through a note receivable, during the periods from March 2001 through October 2004. The issues relate to accounting for securities that are reflected as income or expense through earnings as non-cash charges. These non-cash charges do not affect the Company's revenues, cash flows from past or future operations, or its liquidity. As discussed in Note 17 of the financial statements, the Company has reflected a net increase in additional paid-in-capital and accumulated deficit in the amount of $383,684 as of March 31, 2005. For the years ended March 31, 2005, 2004, 2003, 2002 and 2001, the Company has restated its financial statements to reflect a net loss of ($3,859,783), ($3,299,277), ($957,221), ($16,721,149) and
($5,385,763), respectively. This is a gain/(loss) of $506,766, ($337,104),
($1,991,349), $338,003, and $1,100,000, respectively from what was previously reported.

Additionally, the Company reclassified the $2,220,590 value of those shares of common stock, which the Company has undertaken the obligation to register for resale pursuant to a registration rights agreement, out of stockholders' equity and into temporary equity due to a change in estimate related to the assumption that the maximum potential liquidated damages under such registration rights agreement may be greater than the difference in fair values between registered and unregistered shares.

In addition, this Form 10-K/A also updates Part II, Item 9A to reflect management's conclusion that the changes reflected in Part II, Items 6, 7 and 8 of this Form 10-K/A are the result of a material weakness relating to the accounting and disclosure for complex and non-standard stockholders' equity transactions.

                                TABLE OF CONTENTS
                                 For FORM 10-K/A




                                                                  PAGE NO.

PART  I.

     Item 6.      Selected Financial Data                               1

     Item 7.      Management's Discussion and Analysis of
                  Financial Condition and Results of Operations         2

     Item 8.      Financial Statements and Supplementary Data          28

     Item 9A.     Controls and Procedures                              59



PART IV.

     Item 15.  Exhibits and Financial Statement Schedules              60


SIGNATURES                                                             64

                                     PART I

FORWARD LOOKING STATEMENTS


THIS FORM 10-K/A CONTAINS FORWARD-LOOKING STATEMENTS. THESE STATEMENTS RELATE TO FUTURE EVENTS OR OUR FUTURE FINANCIAL PERFORMANCE. THESE FORWARD-LOOKING STATEMENTS ARE BASED ON OUR CURRENT EXPECTATIONS, ESTIMATES AND PROJECTIONS ABOUT OUR INDUSTRY, MANAGEMENT'S BELIEFS AND CERTAIN ASSUMPTIONS MADE BY OUR COMPANY. WORDS SUCH AS "ANTICIPATE," "EXPECT," "INTEND," "PLAN," "BELIEVE," "SEEK," "PROJECT," "ESTIMATE," "MAY," "WILL," AND VARIATIONS OF THESE WORDS OR SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS THAT ARE DIFFICULT TO PREDICT. THEREFORE, ACTUAL RESULTS MAY DIFFER MATERIALLY FROM OUR HISTORICAL RESULTS AND THOSE EXPRESSED OR FORECASTED IN ANY FORWARD-LOOKING STATEMENTS AS A RESULT OF A VARIETY OF FACTORS, INCLUDING THOSE SET FORTH IN "RISK FACTORS" AND ELSEWHERE IN, OR INCORPORATED BY REFERENCE INTO, THIS FORM 10-K/A. WE UNDERTAKE NO OBLIGATION TO PUBLICLY UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENTS FOR ANY REASON, EVEN IF NEW INFORMATION BECOMES AVAILABLE OR OTHER EVENTS OCCUR IN THE FUTURE.

ITEM 6. SELECTED FINANCIAL DATA (Restated).

                                                             Fiscal Year Ended March 31,

                                          (1)            (1)             (1)             (2)
                                         2005            2004            2003            2002            2001
                                     ------------    ------------    ------------    ------------    ------------
Net sales                            $ 44,510,487    $ 36,176,961    $ 40,008,769    $ 42,927,104    $ 45,085,937

Employment contract expense (3)          (444,883)     (1,830,329)             --              --              --
Income tax benefit (expense)                   --              --              --      (1,560,000)        240,000
Cumulative effect of change in
  accounting policy                            --              --              --              --        (786,429)
Net income (loss)                      (3,859,783)     (3,299,277)       (957,221)   (16,721,1494)     (5,385,763)
Net income (loss) to common
  stockholders                         (4,261,855)     (4,757,087)     (2,530,390)    (18,748,345)     (5,385,763)
Net income (loss) per common share
  - basic & diluted                         (0.25)          (0.32)          (0.21)          (1.78)          (0.57)
Total assets                           27,769,666      29,961,816      33,325,334      36,115,051      48,083,126
Long-term obligations                   8,000,627       9,740,094      10,170,195      12,511,461      14,720,875
Redeemable Convertible Preferred
  Stock                                        --       2,573,581       2,324,671       2,156,311              --


      (1) See Material Historical Events under Business Environment in Item 7 for a summary of the major events during the fiscal years ended March 31, 2005, 2004 and 2003.
      (2) In addition to the line items detailed above, the net loss for fiscal year ended March 31, 2002 included approximately $5.4 million in accounts receivable and inventory write-downs, non-cash compensation expense of approximately $400,000, approximately $1 million in fixed asset disposals and unused trade credit write-offs, and approximately $2.4 in non-cash interest, derivative and fair value expenses.
      (3) See Employment Contract Expense under Results of Operations in Item 7 below for further information.

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

This MD&A contains the following sections:

o     Restatement

o     Business Environment

o     Critical Accounting Policies

o     Recent Accounting Pronouncements

o     Results of Operations

o     Liquidity and Capital Resources

o     Contractual Obligations

o     Forward Looking Statements

Restatement

This Form 10-K/A and the restated financial statements included herein reflect a correction of our accounting and disclosure primarily related to our Series A convertible preferred stock during the periods from April 2001 through October 2004 and other mark-to-market securities, including warrants and shares exercised through a note receivable, during the periods from March 2001 through October 2004. The issues relate to accounting for securities that are reflected as income or expense through earnings as non-cash charges. These non-cash charges do not affect our revenues, cash flows from past or future operations, or our liquidity. As discussed in Note 17 of the financial statements, we have reflected a net increase in additional paid-in-capital and accumulated deficit in the amount of $383,684 as of March 31, 2005. For the years ended March 31, 2005, 2004, 2003, 2002 and 2001, we have restated our financial statements to reflect a net loss of ($3,859,783), ($3,299,277), ($957,221), ($16,721,149) and
($5,385,763), respectively. This is a gain/(loss) of $506,766, ($337,104),
($1,991,349), $338,003, and $1,100,000, respectively from what was previously reported.

Additionally, the Company reclassified the $2,220,590 value of those shares of common stock, which the Company has undertaken the obligation to register for resale pursuant to a registration rights agreement, out of stockholders' equity and into temporary equity due to a change in estimate related to the assumption that the maximum potential liquidated damages under such registration rights agreement may be greater than the difference in fair values between registered and unregistered shares.

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

o If we do not exercise our option to renew the Outsourcing Agreement at the end of the initial five-year period, there is a cancellation charge of $1.5 million. If we do not exercise our option to renew the Outsourcing Agreement at the end of the second five-year period, there is a cancellation charge of $750,000. If the sale of the assets to Schreiber for $8,700,000, as contemplated by the Asset Purchase Agreement described above, is not consummated, then we will not be required to pay any cancellation charge.

o On or before November 1, 2005, Schreiber will purchase our remaining usable raw materials, ingredients and packaging at our cost.

o The Outsourcing Agreement provides for a contingent short-fall payment obligation by our Company if a specified production level is not met during the second year after the effective date. If a contingent short-fall payment is accrued after the second year, it may be reduced at the end of the third year if the production level during the third year exceeds the specified level of production. If the sale of the assets to Schreiber for $8,700,000, as contemplated by the Asset Purchase Agreement, is not consummated, then we will not be required to pay any such short-fall payment.

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

t 0 0 o We may terminate the Outsourcing Agreement if our stockholders do not approve the transaction contemplated by the Asset Purchase Agreement, by providing notice to Schreiber within 30 days of the date that our stockholders vote on, but do not approve, the transactions contemplated by the Asset Purchase Agreement. The effectiveness of such termination may not be more than 180 days after the date of such notice.

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

      o Upon the sale of the assets, we will be removing in excess of 84% of the net book value of our equipment. The extent to which the proceeds of $8,700,000 do not exceed the net book value of the assets, will result in a substantial loss on sale of assets.

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


Del Sunshine LLC
Pursuant to an oral contract manufacturing and distribution arrangement among our Company, Del Sunshine LLC ("Del"), a Delaware limited liability company, and Non-Dairy Specialty Foods, LLC ("Non-Dairy"), a Nevada limited liability company and affiliate of Del, we began manufacturing certain private label products for Del and delivering them directly to Del's customers, including Del's major customer, Wal*Mart, Inc. in April 2004. These private label products were produced using label and packaging trademarks owned by Del. Sales to Del accounted for 12% of our sales during fiscal 2005, which attributed to 65% of the increase in sales over fiscal 2004. The business with Del resulted in an account receivable owed to our Company of approximately $1,550,000 as of April 11, 2005. In the fourth quarter of fiscal 2005, we reserved nearly $1,550,000 in accounts receivable and wrote off $210,000 in inventory related to Del based upon our determination in April 2005 that collection from Del was questionable as of March 31, 2005.

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

The effectiveness of the Trademark License Agreement and the Assignment of Accounts Receivable Agreement was conditioned upon Del providing us with proof, satisfactory to us, that (a) Del would be transferring to us under the Assignment of Accounts Receivable Agreement accounts receivable and purchase orders in excess of Four Hundred Thousand Dollars ($400,000) and (b) that Wal*Mart, Inc. would consent to the transactions contemplated under both agreements. Del has not satisfied either of the foregoing conditions and we do not believe that it is likely that Del will be able to satisfy the conditions in the future. Although we have waived the conditions as they relate to the Trademark License Agreement, we have not waived them with respect to the Assignment of Accounts Receivable Agreement. Currently, we are exploring our options in addressing the issues with Del related to the effectiveness and continuation of the Assignment of Accounts Receivable Agreement and Del's payment of our account receivable. Since April 11, 2005, we have accrued approximately $40,000 in royalties under the Trademark License Agreement and offset them against the receivable owed to us by Del. On or about June 15, 2006, we ceased selling products under Del's trademarks. However, the Trademark License Agreement will continue in effect until September 30, 2005 unless we extend it for up to two additional 6-month periods or terminate it sooner.


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

      Deferred Taxes

Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change d in deferred tax assets and liabilities.

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

Several management estimates are needed to compute the fair value of the stock-based transactions including anticipated life, risk free interest rates, and volatility of our stock price. Currently, we estimate the life of all awards granted assuming that the award will remain outstanding and not be exercised until the end of its term. This results in the highest possible value of the award. If we were to change our estimate of the anticipated life to something less than the maximum term, then the fair value expense per share would decrease by approximately $.01 to $.02 per month. If we were to change our estimate of the volatility percentage, the fair value expense per share would change by approximately $.02 per percentage change in the volatility. If we were to change our estimate of the interest rate, the fair value expense per share would change by approximately $.03 per percentage change in the interest rate.

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

In addition to non-cash compensation expense related to new stock-based transactions, we also record non-cash compensation expense in accordance with the Financial Accounting Standards Board Interpretation No. 44 ("FIN 44") related to modifications in stock-based transactions. FIN 44 only relates to original stock-based transactions with our employees and directors that were granted prior to April 1, 2003 and accounted for under the accounting provisions of APB No. 25.

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

Results Of Operations

                                                                                           2005-2004       2004-2003
12 Months Ending March 31,                   2005            2004            2003           $ Change        $ Change
--------------------------------------------------------------------------------------------------------------------------
Net Sales                               44,510,487      36,176,961      40,008,769         8,333,526     (3,831,808)
Cost of Goods Sold                      34,736,594      24,864,289      28,080,188         9,872,305     (3,215,899)
                                       -----------------------------------------------------------------------------------
Gross Margin                             9,773,893      11,312,672      11,928,581        (1,538,779)      (615,909)
                                       ===================================================================================


                                       2005-2004   2004-2003      2005         2004         2003
12 Months Ending March 31,              % Change    % Change   % of Sales   % of Sales   % of Sales
---------------------------------------------------------------------------------------------------
Net Sales                                  23.0%       -9.6%       100.0%       100.0%      100.0%
Cost of Goods Sold                         39.7%      -11.5%        78.0%        68.7%       70.2%
                                       ------------------------------------------------------------
Gross Margin                              -13.6%       -5.2%        22.0%        31.3%       29.8%
                                       ============================================================


      Net Sales

The following chart sets forth the percentage of net sales derived from our product brands during the fiscal years ended March 31, 2005, 2004 and 2003:

                                                 Percentage of Net Sales
                                               Fiscal Year Ended March 31,
Brand                                       2005           2004        2003
-------------------------------------------------------------------------------
Veggie(TM)                                  47.5%          59.6%       61.5%
Private Label, Imitation & Other            36.2%          22.5%       20.9%
Rice(TM)                                     6.6%           8.1%        7.2%
Veggy (TM)                                   4.7%           6.2%        6.7%
Wholesome Valley(R) Organic                  3.2%           1.1%        1.1%
Vegan(TM)                                    1.8%           2.5%        2.6%


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


We anticipate that our direct sales to Wal*Mart will increase from 2% of sales in fiscal 2005 to a range between 10% and 15% of sales in fiscal 2006. This increase is due to a shift in sales between customers rather than an increase in product sales. Prior to fiscal 2006, we produced certain private label products for Del Sunshine who then sold the product to Wal*Mart. Del Sunshine accounted for 12% of sales in fiscal 2005. In fiscal 2006, we began selling these products directly to Wal*Mart instead of through Del Sunshine (See Del Sunshine LLC under Recent Material Developments for further details).


Based on our current projections, we anticipate continued double-digit growth in sales through improved distribution and penetration of our core brands into the mainstream consumer markets.


      Cost of Goods Sold

Cost of goods sold increased from 70% and 69% of net sales in fiscal 2003 and fiscal 2004 to 78% of net sales in fiscal 2005. This nine percentage point increase in cost of goods sold was primarily due to rising raw material costs. Of this nine percentage point increase in cost of goods sold in relation to net sales, six percentage points were a direct result of higher key raw material costs (including primarily casein, and to a lesser extent packaging and film supplies) and the balance of the increase was due to the addition of certain private label items that were sold at a lower margin resulting in a higher cost in relation to net sales.


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


EBITDA, (a non-GAAP measure) as restated:
                                                                                             2005-2004      2004-2003
12 Months Ending March 31,                     2005            2004            2003          $ Change        $ Change
--------------------------                 ------------    ------------    ------------    ------------    ------------

Gross Margin                                  9,773,893      11,312,672      11,928,581      (1,538,779)       (615,909)
                                           ------------    ------------    ------------    ------------    ------------

Operating Expenses:
Selling                                       5,148,426       4,981,996       4,958,272         166,430          23,724
Delivery                                      2,307,166       1,877,682       2,008,638         429,484        (130,956)
Employment contract expense                     444,883       1,830,329              --      (1,385,446)      1,830,329
General and administrative, including
  $409,746, $651,273 and $153,238 non-cash
  stock compensation                          4,380,436       3,954,303       3,724,127         426,133         230,176
(Gain)Loss on disposal of assets                 (4,500)          8,519          47,649         (13,019)        (39,130)
Research and development                        309,054         260,410         232,552          48,644          27,858
                                           ------------    ------------    ------------    ------------    ------------
Total operating expenses                     12,585,465      12,913,239      10,971,238        (327,774)      1,942,001
                                           ------------    ------------    ------------    ------------    ------------
Income (Loss) from Operations                (2,811,572)     (1,600,567)        957,343      (1,211,005)     (2,557,910)

Other Income (Expense), Net
Interest expense, net                        (1,129,977)     (1,361,606)     (2,923,215)        231,629       1,561,609
Derivative expense                               62,829         (94,269)       (105,704)        157,098          11,435
Gain (Loss) on FV of warrants                    18,937        (242,835)      1,174,355         261,772      (1,417,190)
Other                                                --              --         (60,000)             --          60,000
                                           ------------    ------------    ------------    ------------    ------------
Total                                        (1,048,211)     (1,698,710)     (1,914,564)        650,499         215,854
                                           ------------    ------------    ------------    ------------    ------------

NET INCOME (LOSS)                            (3,859,783)     (3,299,277)       (957,221)       (560,506)     (2,342,056)

Interest expense, net                         1,129,977       1,361,606       2,923,215        (231,629)     (1,561,609)
Depreciation                                  2,172,566       2,205,053       2,273,349         (32,487)        (68,296)
                                           ------------    ------------    ------------    ------------    ------------
EBITDA, (a non-GAAP measure)                   (557,240)        267,382       4,239,343        (824,622)     (3,971,961)
                                           ============    ============    ============    ============    ============



EBITDA, (a non-GAAP measure) as restated:
                                            2005-2004    2004-2003      2005          2004          2003
12 Months Ending March 31,                  % Change     % Change    % of Sales    % of Sales    % of Sales
----------------------------------------   ----------   ----------   ----------    ----------    ----------

Gross Margin                                    -13.6%        -5.2%        22.0%         31.3%         29.8%
                                           ----------   ----------   ----------    ----------    ----------

Operating Expenses:
Selling                                           3.3%         0.5%        11.6%         13.8%         12.4%
Delivery                                         22.9%        -6.5%         5.2%          5.2%          5.0%
Employment contract expense                     -75.7%         0.0%         1.0%          5.1%          0.0%
General and administrative, including
$409,746, $651,273 and $153,238 non-cash
stock compensation                               10.8%         6.2%         9.8%         10.9%          9.3%
(Gain)Loss on disposal of assets               -152.8%       -82.1%         0.0%          0.0%          0.1%
Research and development                         18.7%        12.0%         0.7%          0.7%          0.6%
                                           ----------   ----------   ----------    ----------    ----------
Total operating expenses                         -2.5%        17.7%        28.3%         35.7%         27.4%
                                           ----------   ----------   ----------    ----------    ----------
Income (Loss) from Operations                    75.7%      -267.2%        -6.3%         -4.4%          2.4%

Other Income (Expense), Net
Interest expense, net                           -17.0%       -53.4%        -2.5%         -3.8%         -7.3%
Derivative expense                             -166.6%       -10.8%         0.1%         -0.3%         -0.3%
Gain (Loss) on FV of warrants                  -107.8%      -120.7%         0.0%         -0.7%          2.9%
Other                                             0.0%      -100.0%         0.0%          0.0%         -0.1%
                                           ----------   ----------   ----------    ----------    ----------
Total                                          -38.3%        -11.3%        -2.4%         -4.7%         -4.8%
                                           ----------   ----------   ----------    ----------    ----------

NET INCOME (LOSS)                                17.0%       244.7%        -8.7%         -9.1%         -2.4%

Interest expense, net                           -17.0%       -53.4%         2.5%          3.8%          7.3%
Depreciation                                     -1.5%        -3.0%         4.9%          6.1%          5.7%
                                           ----------   ----------   ----------    ----------    ----------
EBITDA, (a non-GAAP measure)                   -308.4%       -93.7%        -1.3%          0.7%         10.6%
                                           ==========   ==========   ==========    ==========    ==========

(1) We utilize certain GAAP measures such as Operating Income and Net Income and certain non-GAAP measures such as EBITDA andexclude non-cash compensation related to stock based transactions included in general and administrative expenses and certain employment contract expenses in order to compute our key financial measures that are reviewed by management, lenders and investors in order to effectively review our current on-going operations and analyze trends related in our financial condition and results of operations. Additionally, these measures are key factors upon which we prepare our budgets and forecasts, calculate bonuses, and evaluate loan covenants. These adjusted measures are not in accordance with, or an alternative for, generally accepted accounting principles and may be different from non-GAAP measures reported by other companies.

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

(4) Operating Income (Loss) has declined in the past two years due to less dollars contributed by gross margin as discussed above under sales and cost of goods sold and due to a large bad debt expense in fiscal 2005 as discussed below under general and administrative. We anticipate that operating income, as adjusted will increase in the future so that current operations support our business objectives and growth plans.

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

      General and administrative

During fiscal 2005, we noted an increase of approximately $426,000 in expenses compared to fiscal 2004. This increase is the net effect of approximately a $1.6 million increase in bad debt expense (see Del Sunshine LLC under Recent Material Developments for further details) and decreases in non-cash compensation income related to stock-based transactions, as detailed below, personnel costs and professional fees for legal and audit services. Personnel costs declined nearly $250,000 due to the change in the employment status of Angelo S. Morini per the amended employment agreement in October 2003. Additionally, legal fees decreased in fiscal 2005 due to the settlement of the Schreiber lawsuit in May 2004 and the completion of the financial restructuring in early fiscal 2004.


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


General and administrative expenses averaged 10% of net sales for the past three years. Excluding the effects of non-cash compensation related to stock-based transactions, we anticipate that in fiscal 2006 general and administrative expenses will be lower both in dollars and as a percentage of sales due to the non-recurrence of large bad debt write-offs and to increasing sales levels without the need for an incremental increase in administrative costs.

The change in non-cash compensation related to stock-based transactions that are included in general and administrative expenses are detailed as follows:


                                                                                              2005-2004
12 Months Ending March 31,                            2005           2004          2003       $ Change
--------------------------------------------------------------------------------------------------------
Stock-based award issuances                         194,097        643,272        153,238     (449,175)
Option modifications under APB 25 awards            215,649          8,001             --      207,648
                                              ----------------------------------------------------------
Non-cash compensation related to stock based
  transactions                                      409,746        651,273        153,238     (241,527)
                                              ==========================================================

                                                  2004-2003       2005         2004         2003
12 Months Ending March 31,                        $ Change     % of Sales   % of Sales   % of Sales
----------------------------------------------------------------------------------------------------
Stock-based award issuances                        490,034         0.4%         1.8%         0.4%
Option modifications under APB 25 awards             8,001         0.5%         0.0%         0.0%
                                              ------------------------------------------------------
Non-cash compensation related to stock based
  transactions                                     498,035         0.9%         1.8%         0.4%
                                              ======================================================

Effective April 1, 2003, we elected to record compensation expense measured at fair value for all stock-based award transactions on or after April 1, 2003 under the provisions of SFAS 123. Prior to April 1, 2003, we only recorded the fair value of stock-based awards granted to non-employees or non-directors under the provisions of SFAS 123. The fair value of the stock-based award is determined on the date of grant using the Black-Scholes pricing model and is expensed over the vesting period of the related award. Prior to April 1, 2003, we accounted for our stock-based employee and director compensation plans under the accounting provisions of APB No. 25 as interpreted by FASB Interpretation No. 44 ("FIN 44"). Any modifications of fixed stock options or awards granted to employees or directors originally accounted for under APB No. 25 may result in additional compensation expense under the provisions of FIN 44. FIN 44 covers specific events that occurred after December 15, 1998 and was effective as of July 1, 2000.

In accordance with the above accounting standards, we calculate and record non-cash compensation related to our securities in the general and administrative line item in our Statements of Operations based on two primary items:


      a.    Stock-Based Award Issuances

      During the fiscal years ended March 31, 2005, 2004, and 2003, we recorded $194,097, $643,272 and $153,238, respectively, as non-cash compensation expense related to stock-based transactions that were issued to and vested by employees, officers, directors and consultants. This expense was computed in accordance with SFAS No. 123 only for stock-based transactions awarded to consultants prior to April 1, 2003 and for all stock-based transactions awarded on or after April 1, 2003.

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


      Other Income and Expense

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

Derivative expense represents the adjustment for the change in the fair value of the embedded derivative in our Series A convertible preferred stock, which met the criteria for bifurcation and separate accounting under SFAS No. 133. The fair value of the embedded derivative was computed using the Black-Scholes pricing model based on several factors including the underlying value of our common stock at the end of each period. This benefit/(expense) was $62,829, ($94,269) and ($105,704) in fiscal 2005, 2004 and 2003, respectively.

Since the conversion of our Series A convertible preferred stock could have resulted in a conversion into an indeterminable numbers of commons shares, we determined that under the guidance in paragraph 24 of EITF 00-19, we were prohibited from concluding that we had sufficient authorized and unissued shares to net-share settle any warrants or options issued to non-employees. Therefore, we reclassified the fair value of all warrants and options issued to non-employees that were outstanding during the period that the Series A convertible preferred stock was outstanding from April 2001 to October 2004 as a liability. Additionally, in accordance with EITF 00-19, if a contract requires settlement in registered shares, then it may be required to record the value of the securities as a liability and/or temporary equity. Any changes in the fair value of the securities based on the Black-Scholes pricing model after the initial valuation are marked to market during reporting periods. During the fiscal years ended March 31, 2005, 2004, and 2003, we recorded a gain/(loss) on the fair value of warrants of $443,937, ($242,835) and $1,174,355, respectively, related to the change in the fair values of the warrants.

Assuming the consummation of the Asset Purchase Agreement as discussed under Recent Material Developments, we expect that our debt to Wachovia Bank will be paid in full and there will be a significant reduction in interest expense due to lower debt balances in fiscal 2006 as compared to fiscal 2005.

Liquidy And Capital Resources

                Cash Flows from Operating Activities and Investing Activities
                                                                                     2005-2004        2004-2003
12 Months Ending March 31,             2005           2004            2003           $ Change         $ Change
---------------------------------  -----------------------------------------------------------------------------
Cash from operating activities         779,746       2,236,350       1,175,875      (1,456,604)      1,060,475
Cash used in investing activities      (65,002)       (231,778)       (100,026)        166,776        (131,752)
Cash used in financing activities     (602,641)     (1,556,491)     (1,074,419)        953,850        (482,072)
                                   -----------------------------------------------------------------------------
Net increase in cash                   112,103         448,081           1,430        (335,978)        446,651
                                   =============================================================================

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


                           Cash Flows From Financing Activities

12 Months Ending March 31,                                 2005          2004          2003
---------------------------------------------------------------------------------------------
Net borrowings (payments) on line of credit and bank      853,202    (1,485,893)     (625,561)
  overdrafts
Issuances of debt                                              --     2,000,000       500,000
Payments of debt and capital leases                    (1,417,103)   (6,226,625)   (2,434,741)
Issuances of stock                                      2,240,948     4,156,027     1,485,883
Redemption of preferred stock                          (2,279,688)           --            --
                                                       ----------    ----------    ----------
Cash used in financing activities                        (602,641)   (1,556,491)   (1,074,419)
                                                       ==========    ==========    ==========

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


On October 6, 2004, BH Capital and Excalibur converted 10,278 Series A convertible preferred shares into approximately 600,000 shares of common stock. Simultaneously, the remaining 30,316 Series A convertible preferred shares held by BH Capital and Excalibur were acquired by our Company for a total price of $2,279,688. All previously outstanding shares of the Series A convertible preferred stock of our Company have now been cancelled. As part of the transaction, BH Capital and Excalibur also received warrants to purchase up to 500,000 shares of common stock at an exercise price of $2.00 per share for a period of five years. The market price of our common stock on October 6, 2004 was $1.30. The fair value of the warrants is $205,000. In June 2005, we agreed to reduce the per-share exercise price on all these warrants along with 530,000 other warrants issued to BH Capital and Excalibur in prior years to $1.10 in order to induce them to exercise their warrants. All of these warrants were exercised on June 16, 2005 for total proceeds of $1,133,000.

On October 6, 2004, we completed a private placement of our common stock, whereby we issued a total of 2,000,000 shares to Mr. Fredrick DeLuca (an existing stockholder of our Company) for aggregate gross proceeds to our Company of $2,300,000. These proceeds were used to redeem our Series A convertible preferred stock as discussed above. The purchase price of the shares was $1.15 per share (95% of the prior 5-day trading closing stock price average). Mr. DeLuca also received a warrant to purchase up to 500,000 shares of our common stock at an exercise price of $1.15 per share for a period of five years. In June 2005, we agreed to reduce the per-share exercise price on this warrant to $0.92 and reduced the per-share exercise price on a warrant issued in a prior year to purchase up to 100,00 shares to $1.36 to induce him to exercise his warrants. All of these warrants were exercised on June 16, 2005 for total proceeds of $596,000.

In accordance with a registration rights agreement with Mr. DeLuca, we agreed to file and obtain effectiveness of a registration statement with the Securities and Exchange Commission within 180 days of closing to register the shares issued in the private placement and to include the shares underlying the warrants described above. We agreed that if a registration statement was not filed, or did not become effective within the defined period of time, then in addition to any other rights Mr. DeLuca may have, we would be required to pay certain liquidated damages of $57,500 per month. We filed a registration statement on Form S-3 on March 14, 2005. However, this registration statement has not yet been declared effective. We have received from Mr. DeLuca an extension of time until September 1, 2005 to have the registration statement declared effective by the SEC. Additionally, Mr. DeLuca waived all damages and remedies for failure to have an effective registration statement until September 1, 2005.

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

Contractual Obligations

We lease our operating facilities and certain equipment under operating and capital leases, expiring at various dates through fiscal year 2010. In addition, we have several loan obligations as described in detail above. The table below summarizes the principal balances of our obligations for indebtedness and lease obligations as of March 31, 2005 in accordance with their required payment terms:


                                    Payments due by fiscal period
                                    -------------------------------------------------------------------------------------------
Contractual Obligations                  Total               2006             2007-2008          2009-2010         Thereafter
-----------------------             ----------------   ----------------   ----------------   ---------------   ----------------
Textron credit facility (1)         $      5,458,479   $      5,458,479   $             --   $            --   $             --
Wachovia Bank term loan                    8,241,985          1,320,000          6,921,985                --                 --
Interest on debt facilities (2)            1,088,000            922,000            166,000                --                 --
Contractual employment agreements          1,579,828            586,523            799,644           193,661
Capital Lease Obligations (3)                497,117            400,756             76,984            19,377                 --
Operating Lease Obligations                1,479,214            547,737            566,974           364,503                 --
                                    ----------------   ----------------   ----------------   ---------------   ----------------
     Total                          $     18,344,623   $      9,235,495   $      8,531,587   $       577,541   $             --
                                    ================   ================   ================   ===============   ================


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

Forward-Looking Information


Statements other than historical information contained in this Form 10-K/A are considered "forward-looking statements" as defined under the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. These forward-looking statements are based on our current expectations, estimates and projections about our industry, management's beliefs and certain assumptions made by our company. Words such as "anticipate," "expect," "intend," "plan," "believe," "seek," "project," "estimate," "may," "will," and variations of these words or similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially from our Company's historical results and those expressed or forecasted in any forward-looking statement as a result of a variety of factors as set forth below. We believe that these forward-looking statements are reasonable at the time they are made. However, we undertake no obligation to publicly update or revise any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

In addition to the other information in this Form 10-K/A, the following are some of the factors that could cause our Company's actual results to differ materially from the expected results described in or underlying our Company's forward-looking statements. These factors should be considered carefully while evaluating our business and prospects. If any of the following risks actually occur, they could seriously harm our business, financial condition, results of operations or cash flows.


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

As discussed in Note 17 to the accompanying financial statements, the Company has restated its 2001 through 2005 financial statements.


/s/ BDO Seidman, LLP

Atlanta, Georgia
July 12, 2005, except in Note 17 as to which the date is September 28, 2005.

                         GALAXY NUTRITIONAL FOODS, INC.
                                 Balance Sheets

                                                                                        MARCH 31,        MARCH 31,
                                                                         NOTES             2005            2004
                                                                        -------        ------------    ------------
                                                                          17             RESTATED        RESTATED
                                  ASSETS
CURRENT ASSETS:

  Cash                                                                                 $    561,782    $    449,679
  Trade receivables, net of allowance for
    doubtful accounts of $2,299,000 and $633,000                           2              4,644,364       3,964,198
  Inventories                                                              3              3,811,470       4,632,843
  Prepaid expenses and other                                               4                219,592         266,301
                                                                                       ------------    ------------

         Total current assets                                                             9,237,208       9,313,021

PROPERTY AND EQUIPMENT, NET                                                5             18,246,445      20,232,089
OTHER ASSETS                                                                                286,013         416,706
                                                                                       ------------    ------------


         TOTAL                                                                         $ 27,769,666    $ 29,961,816
                                                                                       ============    ============

                   LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Line of credit                                                           6           $  5,458,479    $  4,605,277
  Accounts payable                                                                        3,057,266       1,266,346

  Accrued and other current liabilities                                    7              2,130,206       3,284,191
  Current portion of accrued employment contract                           8                586,523         366,305
  Current portion of term notes payable                                    6              1,320,000       1,140,000
  Current portion of obligations under capital leases                      8                194,042         231,432
                                                                                       ------------    ------------

         Total current liabilities                                                       12,746,516      10,893,551

ACCRUED EMPLOYMENT CONTRACT, less current portion                          8                993,305       1,293,142
TERM NOTES PAYABLE, less current portion                                   6              6,921,985       8,241,985
OBLIGATIONS UNDER CAPITAL LEASES, less current portion                     8                 85,337         204,967
                                                                                       ------------    ------------

         Total liabilities                                                               20,747,143      20,633,645
                                                                                       ------------    ------------

COMMITMENTS AND CONTINGENCIES                                              8                     --              --

TEMPORARY EQUITY:
   Series A redeemable convertible preferred stock, $.01 par value;        9
     authorized 200,000 shares; 43,894 shares outstanding                                        --       2,573,581
   Common stock, subject to registration, $.01 par value; 2,000,000        9
     shares issued and outstanding                                                        2,220,590              --

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value; authorized 85,000,000 shares; 16,411,474
    and 15,657,321 shares issued                                                            164,115         156,573
  Additional paid-in capital                                                             65,838,227      63,938,643
  Accumulated deficit                                                                   (48,307,748)    (44,447,965)
                                                                                       ------------    ------------

                                                                                         17,964,594      19,647,251
  Less:  Notes receivable arising from the exercise of
         stock options                                                     8            (12,772,200)    (12,772,200)
        Treasury stock, 30,443 shares, at cost                                             (120,461)       (120,461)
                                                                                       ------------    ------------

         Total stockholders' equity                                                       4,801,933       6,754,590
                                                                                       ------------    ------------

         TOTAL                                                                         $ 27,769,666    $ 29,961,816
                                                                                       ============    ============

                 See accompanying notes to financial statements

                         GALAXY NUTRITIONAL FOODS, INC.
                            Statements of Operations

                               RESTATED (Note 17)

Years ended March 31,                                        2005            2004            2003
                                                         ------------    ------------    ------------
NET SALES                                                $ 44,510,487    $ 36,176,961    $ 40,008,769

COST OF GOODS SOLD                                         34,736,594      24,864,289      28,080,188
                                                         ------------    ------------    ------------

 Gross margin                                               9,773,893      11,312,672      11,928,581
                                                         ------------    ------------    ------------

OPERATING EXPENSES:
Selling                                                     5,148,426       4,981,996       4,958,272
Delivery                                                    2,307,166       1,877,682       2,008,638

Employment contract expense-general and administrative
  (Note 8)                                                    444,883       1,830,329              --
General and administrative, including $409,746,
  $651,273 and $153,238 non-cash charges related to
  stock transactions (Note 9)                               4,380,436       3,954,303       3,724,127
(Gain) Loss on asset disposals                                 (4,500)          8,519          47,649
Research and development                                      309,054         260,410         232,552
                                                         ------------    ------------    ------------
   Total operating expenses                                12,585,465      12,913,239      10,971,238
                                                         ------------    ------------    ------------

INCOME (LOSS) FROM OPERATIONS                              (2,811,572)     (1,600,567)        957,343
                                                         ------------    ------------    ------------

OTHER INCOME (EXPENSE):
Interest expense                                           (1,129,977)     (1,361,606)     (2,923,215)
Derivative income (expense)                                    62,829         (94,269)       (105,704)
Gain (loss) on fair value of warrants                          18,937        (242,835)      1,174,355
Other expense                                                      --              --         (60,000)
                                                         ------------    ------------    ------------
   Total other income (expense)                            (1,048,211)     (1,698,710)     (1,914,564)
                                                         ------------    ------------    ------------

NET INCOME (LOSS)                                        $ (3,859,783)   $ (3,299,277)   $   (957,221)

Less:
Preferred Stock Dividends (Note 9)                             82,572         201,791         264,314
Preferred Stock Accretion to Redemption Value (Note 9)        319,500       1,256,019       1,308,855
                                                         ------------    ------------    ------------

NET LOSS TO COMMON STOCKHOLDERS                          $ (4,261,855)   $ (4,757,087)   $ (2,530,390)
                                                         ============    ============    ============


BASIC AND DILUTED NET LOSS PER COMMON SHARE  (Note 11)   $      (0.25)   $      (0.32)   $      (0.21)
                                                         ============    ============    ============


                 See accompanying notes to financial statements

                         GALAXY NUTRITIONAL FOODS, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY

                               RESTATED (Note 17)

                                          Common Stock
                                   ---------------------------                                 Notes
                                                              Additional                     Receivable
                                                                Paid-In       Accumulated    for Common     Treasury
                                      Shares      Par Value     Capital         Deficit         Stock         Stock        Total
                                   ------------   ----------  ------------   ------------   ------------   ----------   -----------
Balance at March 31, 2002            11,540,041   $  115,400  $ 56,439,191   $(40,191,467)  $(12,772,200)  $ (120,461)  $ 3,470,463

Exercise of options                       1,000           10         4,240             --             --           --         4,250
Issuance of common stock under
   employee stock purchase plan           9,880           99        19,564             --             --           --        19,663
Issuance of common stock                585,828        5,859     2,295,269             --             --           --     2,301,128
Conversion of preferred stock           624,936        6,249       845,726             --             --           --       851,975
Fair value of stock-based
   transactions                              --           --        18,200             --             --           --        18,200

Dividends on preferred stock                 --           --      (264,314)            --             --           --      (264,314)
Accretion of discount on preferred
   stock                                                          (339,446)            --             --           --      (339,446)
Net loss                                     --           --            --       (957,221)            --           --      (957,221)
                                   ------------   ----------  ------------   ------------   ------------   ----------   -----------

Balance at March 31, 2003            12,761,685      127,617    59,018,430    (41,148,688)   (12,772,200)    (120,461)    5,104,698

Exercise of options                       7,911           79        16,138             --             --           --        16,217
Exercise of warrants                    200,000        2,000       358,000             --             --           --       360,000
Issuance of common stock under
   employee stock purchase plan          16,339          163        28,364             --             --           --        28,527
Issuance of common stock              2,211,478       22,115     3,929,242             --             --           --     3,951,357
Conversion of preferred stock           459,908        4,599       794,921             --             --           --       799,520
Fair value of stock-based
   transactions                              --           --       491,308             --             --           --       491,308
Non-cash compensation related to
   variable securities                       --           --         8,001             --             --           --         8,001
Dividends on preferred stock                 --           --      (201,791)            --             --           --      (201,791)
Accretion of discount on preferred
   stock                                     --           --      (503,970)            --             --           --      (503,970)
Net loss                                     --           --            --     (3,299,277)            --           --    (3,299,277)
                                   ------------   ----------  ------------   ------------   ------------   ----------   -----------

Balance at March 31, 2004            15,657,321      156,573    63,938,643    (44,447,965)   (12,772,200)    (120,461)    6,754,590

Exercise of options                      13,893          139        18,717             --             --           --        18,856
Costs associated with
   issuance of common stock                  --           --       (22,500)            --             --           --       (22,500)
Issuance of common stock under
   employee stock purchase plan          18,894          189        23,813             --             --           --        24,002
Issuance of common stock              2,000,000       20,000     1,863,090             --             --           --     1,883,090
Conversion of preferred stock           721,366        7,214       840,215             --             --           --       847,429
Fair value of stock-based
   transactions                              --           --        83,224             --             --           --        83,224
Non-cash compensation related to
   variable securities                       --           --       215,649             --             --           --       215,649
Dividends on preferred stock                 --           --       (82,572)            --             --           --       (82,572)
Accretion of discount on preferred
   stock                                     --           --       823,038             --             --           --       823,038
Net loss                                     --           --            --     (3,859,783)            --           --    (3,859,783)
                                   ------------   ----------  ------------   ------------   ------------   ----------   -----------

Balance at March 31, 2005            16,411,474   $  164,115  $ 65,838,227   $(48,307,748)  $(12,772,200)  $ (120,461)  $ 4,801,933
                                   ============   ==========  ============   ============   ============   ==========   ===========


                 See accompanying notes to financial statements

                         GALAXY NUTRITIONAL FOODS, INC.
                            Statements of Cash Flows


Years Ended March 31,                                                 2005            2004            2003
                                                                  ------------    ------------    ------------
(Note 17)                                                          (RESTATED)      (RESTATED)      (RESTATED)
CASH FLOWS FROM OPERATING ACTIVITIES: (Note 12)
  Net Loss                                                        $ (3,859,783)   $ (3,299,277)   $   (957,221)
  Adjustments to reconcile net loss to net cash from (used in)
    operating activities:
      Depreciation and amortization                                  2,172,566       2,205,053       2,273,349
      Amortization of debt discount and financing costs                116,522         236,321       1,264,273
      Provision for losses on trade receivables (Note 2)             1,666,000            (221)       (177,245)
      Derivative (income) expense                                      (62,829)         94,269         105,704
      (Gain) Loss on fair value of warrants                            (18,937)        242,835      (1,174,355)
      Non-cash compensation related to stock-based transactions
        (Note 9)                                                       409,746         651,273         153,238
      (Gain) Loss on disposal of assets                                 (4,500)          8,519          47,649
      (Increase) decrease in:
        Trade receivables                                           (2,346,166)        999,049         364,907
        Inventories                                                    821,373         661,657         454,152
        Prepaid expenses and other                                      46,709         189,012         (67,369)
      Increase (decrease) in:
        Accounts payable                                             1,790,920      (1,426,143)     (1,520,021)
        Accrued and other liabilities                                   48,125       1,674,003         408,814
                                                                  ------------    ------------    ------------

   NET CASH FROM (USED IN) OPERATING ACTIVITIES                        779,746       2,236,350       1,175,875
                                                                  ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                  (104,339)       (221,585)       (214,003)
  Proceeds from sale of equipment                                        4,500              --              --
  (Increase) decrease in other assets                                   34,837         (10,193)        113,977
                                                                  ------------    ------------    ------------

   NET CASH FROM (USED IN) INVESTING ACTIVITIES                        (65,002)       (231,778)       (100,026)
                                                                  ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Decrease in book overdrafts                                               --      (1,151,276)        (41,580)
  Net borrowings (payments) on line of credit                          853,202        (334,617)       (583,981)
  Borrowings on term notes payable                                          --       2,000,000         500,000
  Repayments on term notes payable                                  (1,140,000)     (1,572,760)     (1,763,265)
  Repayments on subordinated note payable                                   --      (4,000,000)             --
  Financing costs for long term debt                                   (37,500)       (288,230)       (239,539)
  Principal payments on capital lease obligations                     (239,603)       (365,635)       (431,937)
  Proceeds from exercise of common stock options                        18,856          16,217           4,250
  Proceeds from exercise of common stock warrants, net of costs             --         360,000              --
  Proceeds from issuance of common stock under employee stock
    purchase plan                                                       24,002          28,527          19,663
  Proceeds from issuance of common stock, net of costs               2,198,090       3,751,283       1,461,970
  Redemption of preferred stock                                     (2,279,688)             --              --
                                                                  ------------    ------------    ------------

   NET CASH FROM (USED IN) FINANCING ACTIVITIES                       (602,641)     (1,556,491)     (1,074,419)
                                                                  ------------    ------------    ------------

NET INCREASE (DECREASE) IN CASH                                        112,103         448,081           1,430

CASH, BEGINNING OF YEAR                                                449,679           1,598             168
                                                                  ------------    ------------    ------------

CASH, END OF YEAR                                                 $    561,782    $    449,679    $      1,598
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

         Year Ended                                         March 31, 2005         March 31, 2004        March 31, 2003
                                                          ------------------     ------------------    ------------------
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


         Under the accounting provisions of SFAS No. 123, the Company's net loss and net loss per basic and diluted share would have been reduced to the pro forma amounts indicated below:

         Year Ended                                         March 31, 2005     March 31, 2004       March 31, 2003
                                                           ----------------   ----------------    ----------------
         Net loss to common stockholders as reported       $     (4,261,855)  $     (4,757,087)   $     (2,530,390)
         Add:  Stock-based compensation expense included
            in reported net income                                  409,746            651,273          (1,021,117)
         Deduct:  Stock-based compensation expense
            determined under fair value based method for
            all awards                                             (519,024)        (1,070,997)         (5,614,237)
                                                           ----------------   ----------------    ----------------
         Pro forma net loss to common stockholders               (4,371,133)  $     (5,176,811)   $     (9,165,744)
                                                           ================   ================    ================

         Net loss per common share:

           Basic & diluted  - as reported                  $          (0.25)  $          (0.32)   $          (0.21)
                                                           ================   ================    ================
           Basic & diluted - pro forma                     $          (0.26)  $          (0.35)   $          (0.76)
                                                           ================   ================    ================


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

(2)   Schedule of Valuation Account

                                                          Balance at       Charged to        Write-Offs,
                                                         Beginning of      Costs and       Retirements and     Balance at
                                                             Year           Expenses         Collections      End of Year
         ------------------------------------------------------------------------------------------------------------------
         Year Ended March 31, 2003:
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

(3)   Inventories

      Inventories are summarized as follows:

                                    March 31, 2005     March 31, 2004
                                    ---------------    ---------------
         Raw materials              $     1,451,588    $     1,786,586
         Finished goods                   2,359,882          2,846,257
                                    ---------------    ---------------
         Total                      $     3,811,470    $     4,632,843
                                    ===============    ===============

(4)   Prepaid Expenses and Other

      Prepaid expenses are summarized as follows:

                                     March 31, 2005    March 31, 2004
                                    ---------------    ---------------
         Employee advances          $         9,695    $        10,195
         Prepaid commissions                     --             47,322
         Prepaid insurance                  109,198             49,786
         Other                              100,699            158,998
                                    ---------------    ---------------
         Total                      $       219,592    $       266,301
                                    ===============    ===============

                         GALAXY NUTRITIONAL FOODS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  (Continued)

(5)   Property and Equipment

      Property and equipment are summarized as follows:

                                                         Useful Lives          March 31, 2005         March 31, 2004
                                                       ------------------    ------------------     ------------------
         Leasehold improvements                              10-25 years     $     3,254,805       $      3,215,260
         Machinery and equipment                              5-20 years          28,139,177             27,113,145
         Equipment under capital leases                       7-10 years             923,255              1,808,810
         Construction in progress                                                    112,649                112,649
                                                                             ------------------     ------------------

                                                                                  32,429,886             32,249,864
         Less accumulated depreciation and amortization                           14,183,441             12,017,775
                                                                             ------------------     ------------------

         Property and equipment, net                                         $    18,246,445        $    20,232,089
                                                                             ==================     ==================

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

                         GALAXY NUTRITIONAL FOODS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  (Continued)

      requirements for periods after March 31, 2005. Additionally, the fourth amendment allowed the Textron Loan to be in an over-advance position not to exceed $750,000 until July 31, 2005. In exchange for the waiver and amendments, the Company's interest rate would remain at Prime plus 4.75% on the Textron Loan and the Company paid a fee of $50,000 in four weekly installments of $12,500.


      On June 16, 2005, the Company used a portion of the proceeds from the warrant exercises described in Note 19 to satisfy the $750,000 over-advance with Textron. In connection with the satisfaction of the over-advance, the Company agreed to immediately terminate Textron's obligation to permit any over-advances under the Textron Loan, which obligation was to expire on July 31, 2005. With the termination of the over-advance facility, the interest rate on the Textron Loan returned to its prior level of Prime plus 1.75% (7.75% as of June 16, 2005). In July 2005, Textron will review the Company's financial forecasts that reflect the subsequent events described in Note 19 and will evaluate whether any further amendments to the Textron Loan Agreement will be required.


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

      On September 30, 1999, the Company obtained a $4 million subordinated loan from FINOVA Mezzanine to finance additional working capital and

                         GALAXY NUTRITIONAL FOODS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  (Continued)

      capital improvement needs. This loan was paid in full as of May 30, 2003 by the proceeds from the new loan from Wachovia Bank, as discussed above, and from the equity proceeds raised in the private placements in May 2003, as discussed in Note 9.

(7)   Accrued and Other Current Liabilities

      Accrued and other current liabilities are summarized as follows:


                                                      March 31, 2005          March 31, 2004
                                                   ---------------------   ---------------------
         Tangible personal property taxes            $     1,049,841        $        918,282
         Warrant liability                                   740,000                 664,898
         Derivative liability                                     --                 806,993
         Accrued dividends on preferred stock                     --                 549,838
         Other                                               340,365                 344,180
                                                   ---------------------   ---------------------
         Total                                        $    2,130,206          $    3,284,191
                                                   =====================   =====================


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

                                                               Capital              Operating
                                                               Leases                Leases
                                                           ----------------     ------------------

         2006                                              $    203,756          $      547,737
         2007                                                    40,775                 300,196
         2008                                                    36,209                 266,778
         2009                                                    19,377                 272,734
         2010                                                                            91,769
                                                           ----------------     ------------------

         Total net minimum lease payments                       300,117          $    1,479,214
                                                                                ==================
         Less amount representing interest                      (20,738)
                                                           ----------------

         Present value of the net minimum lease payments        279,379
         Less current portion                                  (194,042)
                                                           ----------------

         Long-term obligations under capital leases        $     85,337
                                                           ================

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

                         GALAXY NUTRITIONAL FOODS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  (Continued)


      1. For the term of the agreement, the Company shall cause Mr. Morini to be nominated for election to the Company's Board of Directors as a member of the slate of directors proposed by the Company in its proxy statement for any meeting of the Company's stockholders whereby directors shall be elected. Notwithstanding the foregoing, in the event Mr. Morini is not elected to the Board of Directors by the stockholders at any meeting of the Company's stockholders for which the proxy statement indicates Mr. Morini is nominated for election as a member of the slate of directors proposed by the Company, such obligations shall immediately cease.

      2. The Company will obtain, and maintain in effect during the term of Mr. Morini's agreement, for the benefit of Mr. Morini (or reimburse Mr. Morini for the cost of) a two million dollar ($2,000,000) term life insurance policy insuring Mr. Morini's life, the beneficiaries of which shall be designated by Mr. Morini.


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


      4. Mr. Morini has agreed that during the term of his agreement, and for a period of one (1) year following his termination of the agreement for any reason other than pursuant to termination without cause, a material breach of the agreement, or a change of control (as defined in the agreement) in the Company for which he did not vote, he will not, directly or indirectly, either as an employee, employer, consultant, agent, principal, partner, stockholder (other than owning fewer than one percent (1%) of the outstanding shares of a public corporation), corporate officer, director, or any other individual or representative capacity, engage or participate in any business that directly competes with the Company within those areas in the United States in which the Company is doing business as of the date of termination.

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

      6. If Mr. Morini terminates his agreement in any manner other than in connection with a material breach of the agreement by the Company, he shall not be entitled to receive any further compensation or benefits. However, if he terminates his agreement in connection with a material breach of the agreement or with a change of control (as defined in the Agreement) in the Company for which he did not vote, he will be released from the terms of the $12,772,200 Loan Agreement dated June 15, 1999 and all monies outstanding thereunder will be forgiven by the Company. The provisions of the Agreement related to the forgiveness of the $12,772,200 loan remain unchanged from the first Amended and Restated Employment Agreement dated June 15, 1999.

      Because Mr. Morini is no longer performing ongoing services for the Company, the Company accrued and expensed the five-year cost of this agreement in the quarter ended December 31, 2003. The total estimated costs expensed under this agreement are $1,830,329 of which $1,292,575 remained unpaid but accrued ($366,305 as short-term liabilities and $926,270 as long-term liabilities) as of March 31, 2005. The long-term portion will be paid out in nearly equal monthly installments ending in October 2008.

      In the event that the $12,772,200 loan is forgiven, the Company would show this amount as a forgiveness of debt in our Statement of Operations. In the event that Mr. Morini is unable to pay the loan when due and the Company forecloses on the shares, the Company will show a

                         GALAXY NUTRITIONAL FOODS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  (Continued)


      loss on collection for the amount, if any, that the value of the 2,914,286 underlying collateral shares are below the value of the note. Assuming the market price on July 12, 2005 of $2.03, the Company would show a loss of approximately $6,850,000 in the Statement of Operations. Although both of these scenarios will result in material losses to the Company's operations, it will not have any affect on the balance sheet since the $12,772,200 loan amount is already shown as a reduction to Stockholders' Equity.


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


(9)   Capital Stock

      Non-Cash Compensation Related to Stock-Based  Transactions

      Effective April 1, 2003, the Company elected to record compensation expense measured at fair value for all stock-based award transactions on or after April 1, 2003 under the provisions of SFAS 123. Prior to April 1, 2003, the Company only recorded the fair value of stock-based awards granted to non-employees or non-directors under the provisions of SFAS
      123. The fair value of the stock-based award is determined on the date of grant using the Black-Scholes pricing model and is expensed over the vesting period of the related award. Prior to April 1, 2003, the Company accounted for its stock-based employee and director compensation plans under the accounting provisions of APB No. 25 as interpreted by FASB Interpretation No. 44 ("FIN 44"). Any modifications of fixed stock options or awards granted to employees or directors originally accounted for under APB No. 25 may result in additional compensation expense under the provisions of FIN 44. FIN 44 covers specific events that occurred after December 15, 1998 and was effective as of July 1, 2000.

      In accordance with the above accounting standards, the Company calculates and records non-cash compensation related to its securities in the general and administrative line item in the Statements of Operations on two primary items:

      a.    Stock-Based Award Issuances

            During the fiscal years ended March 31, 2005, 2004, and 2003, the Company recorded $194,097, $643,272 and $153,238, respectively, as non-cash compensation expense related to stock-based transactions that were issued to and vested by employees, officers, directors and consultants. This expense was computed in accordance with SFAS No. 123 only for stock-based transactions awarded to consultants prior to April 1, 2003 and for all stock-based transactions awarded on or after April 1, 2003.


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

                         GALAXY NUTRITIONAL FOODS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  (Continued)

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


      The Company estimated the fair value of all options issued during the periods using the Black-Scholes option-pricing model. This model uses the assumptions listed in Note 1 under Stock Based Compensation for each period. The estimated fair value is then recorded as a charge to non-cash compensation in the general and administrative line item in the Statement of Operations. During the fiscal years ended March 31, 2005 and 2004, the Company recorded $150,763 and $347,158, respectively, as non-cash compensation expense related to options that were issued to and vested by employees and directors. There was no non-cash compensation expense recorded during the year ended March 31, 2003, because the Company accounted for its stock-based employee and director compensation plans under the accounting provisions of APB No. 25 and all options were issued at market price on the date of the grant.

                         GALAXY NUTRITIONAL FOODS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  (Continued)

      The following table summarizes information about activity under all stock option plans:

                                                           Weighted-Average      Weighted-Average
                                                            Exercise Price        Fair Value of
                                           Shares              per Share         Options Granted
                                        -------------     ------------------   --------------------

          Balance, March 31, 2002         103,544         $        4.54                  --
          Granted - at market              25,858                  4.37               $2.51
          Exercised                        (1,000)                 4.25                  --
          Forfeited or Expired            (23,096)                 2.43                  --
                                        -------------     ------------------
          Balance, March 31, 2003         105,306                  2.66                  --
          Granted - at market                 914                  2.90               $1.65
          Exercised                        (7,911)                 2.05                  --
          Forfeited or Expired             (2,948)                 4.96                  --
                                        -------------     ------------------
          Balance, March 31, 2004          95,361                  2.64                  --
          Granted - at market              63,930                  1.28               $0.77
          Exercised                       (13,893)                 1.36                  --
          Forfeited or Expired               (429)                19.25                  --
                                        -------------     ------------------
          Balance, March 31, 2005         144,969         $        2.11                  --
                                        =============     ==================

      The Company has also made individual issuances of non-qualified, non-plan options. The following table summarizes information about non-plan stock option activity:

                                                           Weighted-Average        Weighted-Average
                                                            Exercise Price           Fair Value of
                                           Shares             per Share             Options Granted
                                        -------------     -------------------     -------------------
          Balance, March 31, 2002        2,705,840                 3.93                     --
          Granted - at market            3,907,041                 3.51                  $1.72
          Forfeited or Expired          (2,066,041)                2.06                     --
                                        -------------     -------------------
          Balance, March 31, 2003        4,546,840                 3.17                     --
          Granted - at market              400,000                 2.73                  $0.77
          Forfeited or Expired            (300,000)                2.24                     --
                                        -------------     -------------------
          Balance, March 31, 2004        4,646,840                 3.19                     --
          Granted - at market              270,000                 1.69                  $0.48
                                        -------------     -------------------

          Balance, March 31, 2005        4,916,840              $  3.02                     --
                                        =============     ===================

      On September 30, 2003, the stockholders of the Company approved the issuance of 4,375,411 of these non-plan options of which 4,275,411 are still outstanding as of March 31, 2005.

                         GALAXY NUTRITIONAL FOODS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  (Continued)

      The following table summarizes information about plan and non-plan stock options outstanding and exercisable at March 31, 2005:

                                                                    Weighted-Average      Weighted-Average
   Range of Exercise Prices            Options Outstanding           Remaining Life        Exercise Price
--------------------------------  ------------------------------  ---------------------  --------------------
$ 1.20 - 1.99                                   383,573                  6.3 years              $ 1.60
  2.00 - 2.99                                 1,745,333                  3.9 years                2.11
  3.00 - 3.99                                 1,921,198                  4.4 years                3.41
  4.00 - 4.99                                   576,716                  4.9 years                4.29
  5.00 - 5.99                                   432,797                  2.3 years                5.20
  6.00 -10.28                                     2,192                  3.2 years                8.39
                                  ------------------------------

                                              5,061,809
                                  ==============================


                                                           Weighted-Average     Weighted-Average Exercise
   Range of Exercise Prices       Options Exercisable       Remaining Life                Price
--------------------------------  ---------------------  ---------------------  ---------------------------
$ 1.20 - 1.99                              283,573              6.9 years               $ 1.62
  2.00 - 2.99                            1,739,333              3.9 years                 2.11
  3.00 - 3.99                            1,921,198              4.4 years                 3.41
  4.00 - 4.99                              501,716              4.7 years                 4.27
  5.00 - 5.99                              432,797              2.3 years                 5.20
  6.00 -10.28                                2,192              3.2 years                 8.39
                                  ---------------------

                                         4,880,809
                                  =====================

      Stock Warrants

      At March 31, 2005, the Company had outstanding warrants to purchase the Company's common stock, which were issued in connection with sales consulting, financial consulting, and financing arrangements. Information relating to these warrants is summarized as follows:


         Expiration Date            Number of Warrants        Exercise Price
         -----------------------    ------------------      --------------------

         August 2005                       7,143                    2.05
         December 2005                    81,500                    3.90
         January 2006                     33,571                    2.05
         April 2006                      100,000                    1.70
         July 2006                       500,000                    2.00
         July 2006                        10,000                    5.00
         January 2007                     42,592                    5.74
         June 2007                        30,000                    2.05
         June 2007                       122,549                    5.52
         May 2008                         50,000                    2.05
         August 2008                       1,429                    2.05
         January 2009                      1,429                    2.05
         June 2009                       100,000                    1.97
         June 2009                       153,000                    2.05
         October 2009                    500,000                    1.15
         October 2009                     50,000                    1.20
         October 2009                    500,000                    2.00
         June 2012                         2,143                    2.05
                                    ----------------
                                       2,285,356
                                    ================

                         GALAXY NUTRITIONAL FOODS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  (Continued)


      The Company estimates the fair value of all warrants issued during the periods using the Black-Scholes option-pricing model. This model uses the assumptions listed in Note 1 under Stock Based Compensation for each period. The estimated fair value is then recorded as a charge to non-cash compensation in the general and administrative line item in the Statement of Operations or as a charge to additional paid-in capital in Stockholders' Equity depending on the situation in which the warrant was issued. During the fiscal years ended March 31, 2005, 2004, and 2003, the Company granted warrants totaling 1,050,000, 700,000, and 264,692 shares, respectively, to non-employees and non-directors. During the fiscal years ended March 31, 2005, 2004, and 2003, the Company recorded $468,334, $296,114 and $153,238, respectively, as non-cash compensation expense related to warrants that were issued to and vested by non-employees and non-directors.

      Since the conversion of the Company's Series A convertible preferred stock could have resulted in a conversion into an indeterminable numbers of commons shares, the Company has determined that under the guidance in paragraph 24 of EITF 00-19, it was prohibited from concluding that it had sufficient authorized and unissued shares to net-share settle any warrants or options issued to non-employees. Therefore, the Company has reclassified the fair value of all warrants and options issued to non-employees that were outstanding during the period that the Series A convertible preferred stock was outstanding from April 2001 to October 2004 as a liability. Any changes in the fair value of the securities after the initial valuation in April 2001 are marked to market during reporting periods. During the fiscal years ended March 31, 2005, 2004, and 2003, the Company recorded a loss/(gain) on the fair value of warrants of ($443,937), $242,835 and ($1,174,355), respectively, related to the change in the fair value of the underlying warrants.


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


      The Series A Preferred Holders had the right to receive on any outstanding Series A convertible preferred stock a ten percent dividend

                         GALAXY NUTRITIONAL FOODS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  (Continued)

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

      On April 6, 2001, the Company recorded the initial carrying value of the preferred stock as $521,848. Each quarter the Company calculated an estimated redemption value of the remaining preferred stock and then calculated the difference between the initial carrying value and this estimated redemption value. The difference was then accreted over the redemption period (48 months beginning April 2001) using the straight-line method, which approximates the effective interest method. For the years ended March 31, 2005, 2004 and 2003, the Company recorded $319,500, $1,256,019, and $1,308,855, respectively, related to the accretion of the redemption value of preferred stock.

      Common Stock Issuances

      See Note 19 for additional information on stock issuances subsequent to March 31, 2005.

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


      In accordance with a registration rights agreement with the investor, the Company agreed to file and obtain effectiveness of a registration statement with the Securities and Exchange Commission ("SEC") within 180 days of closing to register the shares issued in the private placement and to include the shares underlying the warrant described above. The Company agreed that if a registration statement was not filed, or did not become effective within the defined period of time, then in addition to any other rights the investor may have, it would be required to pay certain liquidated damages of $57,500 per month. The Company filed a registration statement on Form S-3 on March 14, 2005. However, this registration statement has not yet been declared effective. The Company has received from the investor an extension of time until September 1, 2005 to have the registration statement declared effective by the SEC. Additionally, the investor waived all damages and remedies for failure to have an effective registration statement until September 1, 2005.

      The Emerging Issues Task Force ("EITF") is currently reviewing the accounting for securities with liquidated damages clauses as stated in EITF 05-04, "The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF 00-19." There are currently several views as to how the account for this type of transaction and the EITF has not yet reached a consensus. In accordance with EITF 00-19, "Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled in the Company's Own Stock," and EITF 05-04, because the maximum potential liquidated damages as described above may be greater than the difference in fair values between registered and unregistered shares, the value of the common stock subject to registration should be classified as temporary equity until the registration statement becomes effective. Based on the above determination, the Company has reclassified the $2,220,590 value of common stock subject to registration out of permanent equity and into temporary equity as of March 31, 2005.

      Additionally, in accordance with EITF 00-19, and the terms of the above warrants, the fair value of the warrants were accounted for as a liability, with an offsetting reduction to the carrying value of the common stock. The warrant liability will be reclassified to equity upon the effective date of the registration statement. The fair value of the warrant on October 6, 2004, was estimated at $315,000. On March 31, 2005, the fair value of the warrant was re-measured and estimated at $740,000 (see Note 7). The increase of $425,000 was reflected as a loss in the fair value of warrants line item in the Statement of Operations during the year ended March 31, 2005.

                         GALAXY NUTRITIONAL FOODS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  (Continued)

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

                         GALAXY NUTRITIONAL FOODS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  (Continued)

(10)  Income Taxes

      The components of the net deferred tax assets consist of the following:

         March 31,                                                                       2005            2004
         ---------------------------------------------------------------------------------------------------------
         Deferred tax assets:
           Net operating loss carry forwards                                         $14,732,000     $14,207,000
           Non-deductible reserves                                                     1,033,000         198,000
           Investment, alternative minimum and general business tax credits               80,000          86,000
           Accrued employment contract                                                   520,000         596,000
           Other                                                                         983,000         635,000
                                                                                    ------------------------------

         Gross deferred income tax assets                                             17,348,000      15,722,000
         Valuation allowance                                                         (13,191,000)    (11,816,000)
                                                                                    ------------------------------

         Total deferred income tax assets                                              4,157,000       3,906,000

         Deferred income tax liabilities:
           Depreciation and amortization                                              (4,157,000)     (3,906,000)
                                                                                    ------------------------------

         Net deferred income tax assets                                                       --              --
                                                                                    ==============================

      The valuation allowance increased by $1,375,000, $787,000, and $1,037,000 for the years ended March 31, 2005, 2004, and 2003, respectively. The Company has recorded a valuation allowance to state its deferred tax assets at estimated net realizable value due to the uncertainty related to realization of these assets through future taxable income. In accordance with EITF 05-08, "Income Tax Consequences of Issuing Convertible Debt with a Conversion Feature," it is expected that temporary differences will arise for the differences in accounting for convertible debt with beneficial conversion features for book and tax purposes. Prior to EITF 05-08, the Company considered the bifurcated features to not result in bases differences. The Company believes that the adoption of this standard in fiscal 2006 will not have a significant impact on the financial position, results of operations or cash flows of the Company.

      The following summary reconciles differences from taxes at the federal statutory rate with the effective rate:

         --------------------------------------------------------------- -------------- ---------------- ----------------
         Years ended March 31,                                               2005            2004             2003
         --------------------------------------------------------------- -------------- ---------------- ----------------

         Federal income taxes at statutory rates                             (34.0%)        (34.0%)          (34.0%)
         Change in deferred tax asset valuation allowance                     31.5%          26.6%           (93.4%)
         Non deductible expenses:
            Non deductible compensation                                       --             --               93.7%
            Imputed interest on note receivable                                4.8%           7.0%           (18.8%)
            Other                                                             (2.3%)          0.4%            52.5%
                                                                         -------------- ---------------- ----------------

         Income taxes (benefit) at effective rates                            --             --               --
                                                                         ============== ================ ================

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

                         GALAXY NUTRITIONAL FOODS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  (Continued)

(11)  Earnings Per Share

      The following is a reconciliation of basic net earnings (loss) per share to diluted net earnings (loss) per share:


         Years ended March 31,                                          2005             2004              2003
         ------------------------------------------------------------------------------------------------------------
         Net loss to common stockholders                              $(4,261,855)     $(4,757,087)      $(2,530,390)
                                                                  ===================================================

         Weighted average shares outstanding - basic & diluted         17,007,791       14,937,005        12,110,349
                                                                  ===================================================

         Basic & Diluted net loss per common share                      $  (0.25)        $  (0.32)         $  (0.21)
                                                                  ===================================================


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

(12)  Supplemental Cash Flow Information


         Years ended March 31,                                                      2005           2004           2003
         -------------------------------------------------------------------------------------------------------------------
         Non-cash financing and investing activities:
           Purchase of equipment through capital lease obligations and term
             notes payable                                                      $    82,583     $   55,672     $   94,763
           Amortization of consulting and directors fees paid through
             issuance of common stock warrants                                      619,097        643,272        153,238
           Reduction in accounts payable through issuance of notes payable               --             --        347,475
           Reduction in accounts payable through issuance of common stock                --         37,650        839,158
           Reduction in notes payable through issuance of common stock                   --        162,424             --
           Accrued preferred stock dividends                                         82,572        201,791        264,314

           Accretion of discount on preferred stock                                 319,500      1,256,019      1,308,855

         Cash paid for:
           Interest                                                                 767,001      1,396,419      2,349,002
           Income taxes                                                                  --             --         51,037


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

                         GALAXY NUTRITIONAL FOODS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  (Continued)

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

(16)  Fourth Quarter Adjustments

      During the fourth quarter of fiscal 2005, the Company recorded the following adjustments:

        Bad debt on accounts receivable                             $  1,605,783
        Inventory write-offs                                             676,181

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


(17)  Restatement

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

      The preferred stock was a fixed-income security with no participating rights and the dividend was 10% per annum in the first year and 8% per annum in the second, third and fourth years. Therefore, consistent with

                         GALAXY NUTRITIONAL FOODS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  (Continued)


      paragraph 61(l) of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," the Company has concluded that the conversion option was not clearly and closely related to the host instrument. Ordinarily, an issuer does not need to bifurcate a conversion right from a convertible instrument. However, in accordance with paragraph 4 of EITF 00-19, the Company has determined that due to the fact that the embedded conversion option contained a provision that could have resulted in a conversion into an indeterminable numbers of commons shares, that the conversion feature was in fact "unconventional". Further, since the conversion right embedded in the preferred stock has been considered a derivative, the related dividends are also considered derivative instruments. As a result, the embedded derivative was a liability that was required to be bifurcated from the preferred stock and this liability should have been marked to market during reporting periods. The fair value of the derivative instrument was determined using the Black-Scholes pricing model.

      Based on this determination, the Company has reflected an increase in additional paid-in-capital and accumulated deficit in the amount of $1,703,246 as of March 31, 2005 and a derivative liability of $806,993 for the year ended March 31, 2004 (See Note 7). For the years ended March 31, 2005, 2004, 2003 and 2002 the Company has restated net income to record a derivative benefit/(expense) of $62,829, ($94,269), ($105,704) and
      ($1,504,455), respectively related to the change in the fair value of the embedded derivative instruments.

      Additionally, since the conversion of the Series A convertible preferred stock could have resulted in a conversion into an indeterminable numbers of commons shares, the Company has determined that under the guidance in paragraph 24 of EITF 00-19, it was prohibited from concluding that it had sufficient authorized and unissued shares to net-share settle any warrants or options issued to non-employees. Therefore, the Company has reclassified the fair value of all warrants and options issued to non-employees that were outstanding during the period that the Series A convertible preferred stock was outstanding from April 2001 to October 2004 as a liability. Any changes in the fair value of the securities after the initial valuation in April 2001 should have been marked to market during reporting periods.

      Based on this determination, the Company has reflected a decrease in additional paid-in-capital and accumulated deficit in the amount of ($1,319,562) as of March 31, 2005 and a warrant liability of $806,993 for the year ended March 31, 2004 (See Note 7). For the years ended March 31, 2005, 2004, 2003 and 2002, the Company has restated net income to record a gain/(loss) on the fair value of warrants of $443,937, ($242,835), $1,174,355 and ($55,895), respectively, related to the change in the fair values of the warrants.

      In June 1999, in connection with an amended and restated employment agreement for Angelo S. Morini, the Company's Founder, the Company consolidated two full recourse notes receivable ($1,200,000 non-interest bearing from November 1994 and $11,572,200 bearing interest at 7% from October 1995) related to the exercise of 2,914,286 shares of its common stock into a single non-recourse and non-interest bearing note receivable in the amount of $12,772,200 that is due on June 15, 2006. This single consolidated note is secured by the 2,914,286 shares that were exercised. Due to the modification of the note terms from recourse to non-recourse, the Company accounted for the note as if it was a newly issued option per EITF 95-16, "Accounting for Stock Compensation Arrangements with Employer Loan Features under APB Opinion No. 25," and due to the modification from interest bearing to non-interest bearing, the option was treated as variable and marked to market each period. The Company has now concluded that the interest and recourse features of the note receivable from Mr. Morini issued in June 1995 were non-substantive, and that the notes executed by Mr. Morini in favor of the Company in connection with the exercise of Mr. Morini's options embodied the same attributes as those of the original option award. Although the 1999 note consolidation triggered a new measurement date, the award continued to include the same attributes associated with the original option, other than the term extension. Therefore, the revised consolidated note in June 1999 represented a fixed option award and should not have been marked to market during the reporting periods. For the years ended March 31, 2003, 2002 and 2001, the Company has restated net income to record a gain/(loss) related to non-cash compensation expense of ($3,060,000), $1,960,000, and $1,100,000.

      All of the above issues relate to accounting for securities that are reflected as income or expense through earnings as non-cash charges. These non-cash charges do not affect the Company's revenues, cash flows from past or future operations, or its liquidity.

                         GALAXY NUTRITIONAL FOODS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  (Continued)

      The following table summarizes the changes in the Statement of Operations as of March 31, 2005:

                                          As Previously
                                             Reported       Adjustment     As Restated
                                           ------------    ------------   ------------
         Income (Loss) From Operations       (3,236,572)        425,000     (2,811,572)
         Interest Expense                    (1,129,977)             --     (1,129,977)
         Derivative (Expense)/Benefit                --          62,829         62,829
         Gain/(Loss) on FV of Warrants               --          18,937         18,937
                                           ------------    ------------   ------------
         Net Loss                            (4,366,549)        506,766     (3,859,783)
         Less:
         Preferred Stock Dividends               82,572              --         82,572
         Preferred Stock Accretion to
             Redemption Value                   203,605         115,895        319,500
                                           ------------    ------------   ------------
         Net Loss to Common Stockholders     (4,652,726)        390,871     (4,261,855)
                                           ============    ============   ============
         Basic and Diluted Net Loss per
             Common Share                         (0.27)           0.02          (0.25)
                                           ============    ============   ============

      The following table summarizes the changes in the Statement of Operations as of March 31, 2004:

                                           As Previously
                                             Reported       Adjustment     As Restated
                                           ------------    ------------    ------------
         Income (Loss) From Operations       (1,600,567)             --      (1,600,567)
         Interest Expense                    (1,361,606)             --      (1,361,606)
         Gain/(Loss) on FV of Warrants               --        (242,835)       (242,835)
         Derivative (Expense)/Benefit                --         (94,269)        (94,269)
                                           ------------    ------------    ------------
         Net Loss                            (2,962,173)       (337,104)     (3,299,277)
         Less:
         Preferred Stock Dividends              201,791              --         201,791
         Preferred Stock Accretion to
             Redemption Value                 1,340,943         (84,924)      1,256,019
                                           ------------    ------------    ------------
         Net Loss to Common Stockholders     (4,504,907)       (252,180)     (4,757,087)
                                           ============    ============    ============
         Basic and Diluted Net Loss per
             Common Share                         (0.30)          (0.02)          (0.32)
                                           ============    ============    ============

      The following table summarizes the changes in the Statement of Operations as of March 31, 2003:

                                          As Previously
                                             Reported       Adjustment      As Restated
                                           ------------    ------------    ------------
         Income (Loss) From Operations        4,017,343      (3,060,000)        957,343
         Interest Expense                    (2,923,215)             --      (2,923,215)
         Other                                  (60,000)             --         (60,000)
         Gain/(Loss) on FV of Warrants               --       1,174,355       1,174,355
         Derivative (Expense)/Benefit                --        (105,704)       (105,704)
                                           ------------    ------------    ------------
         Net Income (Loss)                    1,034,128      (1,991,349)       (957,221)
         Less:
         Preferred Stock Dividends              264,314              --         264,314
         Preferred Stock Accretion to
             Redemption Value                 1,370,891         (62,036)      1,308,855
                                           ------------    ------------    ------------
         Net Loss to Common Stockholders       (601,077)     (1,929,313)     (2,530,390)
                                           ============    ============    ============
         Basic and Diluted Net Loss per
             Common Share                         (0.05)          (0.16)          (0.21)
                                           ============    ============    ============

                         GALAXY NUTRITIONAL FOODS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  (Continued)

      The following table summarizes the changes in the Statement of Operations as of March 31, 2002:

                                                  As Previously
                                                    Reported        Adjustment      As Restated
                                                   ------------    ------------    ------------
         Income (Loss) From Operations             $(11,847,541)   $  1,960,000    $ (9,887,541)
         Interest Expense                            (3,594,091)             --      (3,594,091)
         Other                                          (57,520)             --         (57,520)
         Gain/(Loss) on FV of Warrants                       --         (55,895)        (55,895)
         Derivative (Expense)/Benefit                        --      (1,566,102)     (1,566,102)
                                                   ------------    ------------    ------------
         Loss before Taxes                          (15,499,152)        338,003     (15,161,149)
         Income Tax Expense                          (1,560,000)             --      (1,560,000)
                                                   ------------    ------------    ------------
         Net Income (Loss)                          (17,059,152)        338,003     (16,721,149)
         Less:
         Preferred Stock Dividends                      709,400              --         709,400
         Preferred Stock Accretion to Redemption
           Value                                      1,379,443         (61,647)      1,317,796
                                                   ------------    ------------    ------------
         Net Loss to Common Stockholders           $(19,147,995)   $    399,650    $(18,748,345)
                                                   ============    ============    ============
         Basic and Diluted Net Loss per Common
           Share                                   $      (1.81)   $       0.03    $      (1.78)
                                                   ============    ============    ============

      The following table summarizes the changes in the Statement of Operations as of March 31, 2001:

                                                   As Previously
                                                      Reported       Adjustment     As Restated
                                                    ------------    ------------   ------------
         Income (Loss) From Operations              $ (3,867,237)   $  1,100,000   $ (2,767,237)
         Interest Expense                             (2,047,097)             --     (2,047,097)
         Other                                           (25,000)             --        (25,000)
         Income Tax Benefit                              240,000              --        240,000
         Cumulative Effect of Change in
           Accounting Policy                            (786,429)             --       (786,429)
                                                    ------------    ------------   ------------
         Net Income (Loss) to Common Stockholders   $ (6,485,763)   $  1,100,000   $ (5,385,763)
                                                    ============    ============   ============
         Basic and Diluted Net Loss per Common
           Share                                    $      (0.69)   $       0.12   $      (0.57)
                                                    ============    ============   ============

                         GALAXY NUTRITIONAL FOODS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  (Continued)

(18)  Quarterly Operating Results (Unaudited)

      Unaudited quarterly operating results are summarized as follows:

                                                               Three Months Ended (Unaudited)
                                                ------------------------------------------------------------
         2005                                     March 31      December 31     September 30      June 30
                                                ------------    ------------    ------------    ------------
Net sales                                       $ 10,785,379    $ 10,632,877    $ 11,900,553    $ 11,191,678
Gross margin                                       1,909,635       2,343,326       2,580,584       2,940,348

Net income (loss), as previously stated           (2,545,790)       (739,401)       (839,762)       (241,596)
Adjustment                                                --        (276,072)      1,062,853        (280,015)
                                                ------------    ------------    ------------    ------------
Net income (loss), as restated                    (2,545,790)     (1,015,473)        223,091        (521,611)
                                                ============    ============    ============    ============

Net income (loss) for common stockholders, as
  previously stated                               (2,545,790)       (739,401)       (571,372)       (796,163)
Adjustment                                                --        (322,406)        981,761        (268,484)
                                                ------------    ------------    ------------    ------------
Net income (loss) for common stockholders, as     (2,545,790)     (1,061,807)        410,389      (1,064,647)
  restated
                                                ============    ============    ============    ============

Basic & diluted net income (loss) per common
  share, as previously stated                          (0.14)          (0.04)          (0.04)          (0.05)
Adjustment                                                --           (0.02)           0.07           (0.02)
                                                ------------    ------------    ------------    ------------
Basic & diluted net income (loss) per common           (0.14)          (0.06)           0.03           (0.07)
  share, as restated
                                                ============    ============    ============    ============

Stockholders' equity, as previously stated         7,022,523       9,363,062       7,162,551       7,726,530
Adjustment                                        (2,220,590)     (2,233,866)       (634,332)     (1,711,854)
                                                ------------    ------------    ------------    ------------
Stockholders' equity, as restated                  4,801,933       7,129,196       6,528,219       6,014,676
                                                ============    ============    ============    ============


                                                              Three Months Ended (Unaudited)
                                                --------------------------------------------------------
         2004                                    March 31      December 31   September 30      June 30
                                                -----------    -----------    -----------    -----------

Net sales                                       $ 8,512,702    $ 9,638,571    $ 9,329,907    $ 8,695,781
Gross margin                                      2,745,256      2,922,821      2,999,930      2,644,665

Net income (loss), as previously stated             614,430     (1,378,354)      (228,145)    (1,970,104)
Adjustment                                        1,167,909      1,043,584       (244,532)    (2,304,065)
                                                -----------    -----------    -----------    -----------
Net income (loss), as restated                    1,782,339       (334,770)      (472,677)    (4,274,169)
                                                ===========    ===========    ===========    ===========

Net income (loss) for common stockholders, as
  previously stated                                 906,277     (1,557,986)      (933,385)    (2,919,813)
Adjustment                                        1,173,926      1,064,838       (211,984)    (2,278,960)
                                                -----------    -----------    -----------    -----------
Net income (loss) for common stockholders, as     2,080,203       (493,148)    (1,145,369)    (5,198,773)
  restated
                                                ===========    ===========    ===========    ===========

Basic & diluted net income (loss) per common
  share, as previously stated                          0.06          (0.10)         (0.06)         (0.21)
Adjustment                                             0.07           0.07          (0.02)         (0.17)
                                                -----------    -----------    -----------    -----------
Basic & diluted net income (loss) per common           0.13          (0.03)         (0.08)         (0.38)
  share, as restated
                                                ===========    ===========    ===========    ===========

Stockholders' equity, as previously stated        8,226,481      7,497,656      8,404,579      9,191,983
Adjustment                                       (1,471,891)    (2,721,236)    (4,001,393)    (3,770,658)
                                                -----------    -----------    -----------    -----------
Stockholders' equity, as restated                 6,754,590      4,776,420      4,403,186      5,421,325
                                                ===========    ===========    ===========    ===========

(19)  Subsequent Events


      Warrant Exercises

      In accordance with a warrant agreement dated April 10, 2003, the Company issued to Mr. Frederick DeLuca a warrant to purchase up to 100,000 shares of common stock of the Company at an exercise price of $1.70 per share. Additionally, in accordance with a warrant agreement dated October 6, 2004, the Company issued to Mr. DeLuca a warrant to purchase up to 500,000 shares of common stock of the Company at an exercise price of $1.15 per share. Subsequently, the Company agreed to reduce the per-share exercise price on these warrants to $1.36 and $0.92, respectively, in order to induce Mr. DeLuca to exercise his warrants. All of the warrants were exercised on June 16, 2005 for total proceeds of $596,000.

      On each of April 24, 2003 and October 6, 2004, BH Capital Investments, LP and Excalibur Limited Partnership each received warrants to purchase up to 250,000 shares of common stock at an exercise price of $2.00 per share. Also, Excalibur Limited Partnership received a warrant to purchase up to 30,000 shares at an exercise price of $2.05 per share on June 26, 2002. Subsequently, the Company agreed to reduce the per-share exercise price on all such warrants to $1.10 in order to induce BH Capital Investments, LP and Excalibur Limited Partnership to exercise their warrants. All of the warrants were exercised on June 16, 2005 for total proceeds of $1,133,000.


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

Subsequent to the date of our evaluation, each of our Company's CEO and CFO considered the restatement of the selected financial data, the management's discussion and analysis of financial conditions and results of operations, and the restatement of the financial statements presented in Part II, Items 6, 7 and 8, respectively, included in this Form 10-K/A and concluded that such restatements were the result of a material weakness relating to the accounting and disclosure for complex and non-standard stockholders' equity transactions. To address our Company's material weakness related to the accounting and disclosure for complex and non-standard stockholders' equity transactions, we are in the process of enhancing our internal control processes in order to be able to comprehensively review the accounting and disclosure implications of such transactions on a timely basis.

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Financial Statements


The  following  financial  statement  documents  are  filed as part of this Form
10-K/A:


      Balance Sheets at March 31, 2005 and 2004

      Statements of  Operations  for the years ended March 31, 2005,  2004,  and
      2003

      Statement of Stockholders' Equity for the years ended March 31, 2005, 2004, and 2003

      Statements  of Cash Flows for the years ended March 31,  2005,  2004,  and
      2003

      Notes to Financial Statements

Exhibits


The following Exhibits are filed as part of this Form 10-K/A:


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


*    10.20        Loan  Modification  Agreement  June 30,  2005  between  Galaxy
                  Nutritional  Foods,  Inc.  and  Wachovia  Bank  N.A  (formerly
                  SouthTrust  Bank).  (Filed as Exhibit  10.20 on Form 8-K filed
                  July 6, 2005.)

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



                                           GALAXY NUTRITIONAL FOODS, INC.
                                                    (Registrant)

Date: October 7, 2005                      /s/ Michael E. Broll
                                           -----------------------------------
                                           Michael E. Broll
                                           Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: October 7, 2005                      /s/ Michael E. Broll
                                           -----------------------------------
                                           Michael E. Broll
                                           Chief Executive Officer & Director
                                           (Principal Executive Officer)

Date: October 7, 2005                      /s/ Salvatore J. Furnari
                                           -----------------------------------
                                           Salvatore J. Furnari
                                           Chief Financial Officer & Vice
                                           President of Finance
                                           (Principal Financial &
                                           Accounting Officer)

Date: October 7, 2005                      /s/ David H. Lipka
                                           -----------------------------------
                                           David H. Lipka
                                           Director and Chairman of the Board

Date: October 7, 2005                      /s/ Joanne R. Bethlahmy
                                           -----------------------------------
                                           Joanne R. Bethlahmy
                                           Director

Date: October 7, 2005                      /s/ Thomas R. Dyckman
                                           -----------------------------------
                                           Thomas R. Dyckman
                                           Director

Date: October 7, 2005                      /s/ Charles L. Jarvie
                                           -----------------------------------
                                           Charles L. Jarvie
                                           Director

Date: October 7, 2005                      /s/ Angelo S. Morini
                                           -----------------------------------
                                           Angelo S. Morini
                                           Director

Date: October 7, 2005                      /s/ Patrice M.A. Videlier
                                           ----------------------------------
                                           Patrice M.A. Videlier
                                           Director