Form 10-Q/A
period 2005-06-30
GALAXY NUTRITIONAL FOODS INC
filed 2005-10-07
CIK 819527

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A

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

                                EXPLANATORY NOTE

The purpose of this Form 10-Q/A is to amend Part I, Items 1, 2 and 4 of the Quarterly Report on Form 10-Q (the "Form 10-Q") of Galaxy Nutritional Foods, Inc. (the "Company") for its first fiscal quarter ended June 30, 2005, as filed with the Securities and Exchange Commission on August 19, 2005. Except as set forth in this Form 10-Q/A, this Form 10-Q/A does not reflect any events that occurred after the filing of the Form 10-Q or modify, amend or update any disclosures contained in the Form 10-Q to reflect any subsequent events. Except as set forth in this Form 10-Q/A, the Company is not making any changes to, or updating any disclosures contained in, the Form 10-Q.

This Form 10-Q/A is being filed in response to comments that the Staff of the Securities and Exchange Commission made to the Form 10-Q primarily related to the Company's accounting for its warrants that were outstanding during the term of its Series A convertible preferred stock, from April 2001 through October 2004. The issue relates to accounting for securities that are reflected as income or expense through earnings as non-cash charges. These non-cash charges do not affect the Company's revenues, cash flows from past or future operations, or its liquidity. As discussed in Note 5 of the financial statements, the Company has reflected a net decrease in additional paid-in-capital and accumulated deficit in the amount of $1,319,562 as of March 31, 2005. For the quarter ended June 30, 2004, the Company has restated its financial statements to reflect a net loss of $521,611, which reflects an additional loss of $158,896 from what was previously reported for this period in the Form 10-Q for the quarterly period ended June 30, 2005.

Additionally, the Company reclassified the $2,680,590 value of those shares of common stock, which the Company has undertaken the obligation to register for resale pursuant to a registration rights agreement, out of stockholders' equity and into temporary equity due to a change in estimate related to the assumption that the maximum potential liquidated damages under such registration rights agreement may be greater than the difference in fair values between registered and unregistered shares.

In addition, this Form 10-Q/A also updates Part I, Item 4 to reflect management's conclusion that the changes reflected in Part I, Item 1 of this Form 10-Q/A are the result of a material weakness relating to the accounting and disclosure for complex and non-standard stockholders' equity transactions.

                         GALAXY NUTRITIONAL FOODS, INC.

                              Index to Form 10-Q/A
                       For the Quarter Ended June 30, 2005

                                                                        PAGE NO.
                                                                        --------

PART I.        FINANCIAL INFORMATION

     Item 1.   Financial Statements

         Balance Sheets                                                     4
         Statements of Operations                                           5
         Statement of Stockholders' Equity                                  6
         Statements of Cash Flows                                           7
         Notes to Financial Statements                                      8

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations               18

     Item 4.  Controls and Procedures                                      33

PART II.       OTHER INFORMATION

     Item 6.    Exhibits                                                   34

SIGNATURES                                                                 38

                          PART I. FINANCIAL INFORMATION
                         GALAXY NUTRITIONAL FOODS, INC.
                                 Balance Sheets

                                                                                         JUNE 30,             MARCH 31,
                                                                            Notes          2005                 2005
                                                                           --------  ------------------   ------------------
                                                                                         RESTATED
                                                                                        (Unaudited)
                                  ASSETS
CURRENT ASSETS:
  Cash                                                                                   $         --         $    561,782
  Trade receivables, net                                                       12           5,553,245            4,644,364
  Inventories                                                                               4,018,049            3,811,470
  Prepaid expenses and other                                                                  492,078              219,592
                                                                                         ------------         ------------

         Total current assets                                                              10,063,372            9,237,208

PROPERTY AND EQUIPMENT, NET                                                     7           9,872,074           18,246,445
OTHER ASSETS                                                                                  414,970              286,013
                                                                                         ------------         ------------

         TOTAL                                                                           $ 20,350,416         $ 27,769,666
                                                                                         ============         ============

                   LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Line of credit                                                                2        $  4,736,456         $  5,458,479
  Book overdraft                                                                              541,317                   --
  Accounts payable                                                                          3,072,601            3,057,266
  Accrued and other current liabilities                                         3           1,660,631            2,130,206
  Current portion of accrued employment contract                               11             586,523              586,523
  Current portion of term notes payable                                         2           7,801,985            1,320,000
  Current portion of obligations under capital leases                                         154,502              194,042
                                                                                         ------------         ------------

         Total current liabilities                                                         18,554,015           12,746,516

ACCRUED EMPLOYMENT CONTRACT, less current portion                              11             846,240              993,305
TERM NOTES PAYABLE, less current portion                                        2                  --            6,921,985
OBLIGATIONS UNDER CAPITAL LEASES, less current portion                                         76,883               85,337
                                                                                         ------------         ------------

         Total liabilities                                                                 19,477,138           20,747,143
                                                                                         ------------         ------------

COMMITMENTS AND CONTINGENCIES                                                   4                  --                   --

TEMPORARY EQUITY:
   Common stock, subject to registration                                        4           2,680,590            2,220,590

STOCKHOLDERS' EQUITY:
  Common stock                                                                                175,435              164,115
  Additional paid-in capital                                                               68,361,776           65,838,227
  Accumulated deficit                                                                     (57,451,862)         (48,307,748)
                                                                                         ------------         ------------

                                                                                           11,085,349           17,694,594
  Less: Notes receivable arising from the exercise of stock options            11         (12,772,200)         (12,772,200)
        Treasury stock                                                                       (120,461)            (120,461)
                                                                                         ------------         ------------

         Total stockholders' equity (deficit)                                              (1,807,312)           4,801,933
                                                                                         ------------         ------------

         TOTAL                                                                           $ 20,350,416         $ 27,769,666
                                                                                         ============         ============

                 See accompanying notes to financial statements

                         GALAXY NUTRITIONAL FOODS, INC.
                            Statements of Operations
                                   (UNAUDITED)

                                                                           THREE MONTHS ENDED
                                                                               JUNE 30,
                                                                   ---------------------------------
                                                        Notes          2005                 2004
                                                       ---------   -------------        ------------
                                                                                          RESTATED
NET SALES                                                          $  9,851,153         $ 11,191,678

COST OF GOODS SOLD                                                    7,582,855            8,251,330
                                                                   ------------         ------------
  Gross margin                                                        2,268,298            2,940,348
                                                                   ------------         ------------

OPERATING EXPENSES:
Selling                                                                 936,245            1,460,400
Delivery                                                                615,471              593,326
General and administrative, including $867,518 and
  $162,374 non-cash compensation related to stock         6
  based transactions                                                  1,601,530              795,716
Research and development                                                 91,042               72,686
Impairment of property and equipment                      7           7,896,554                   --
Cost of disposal activities                               8             255,011                   --
(Gain)/Loss on sale of assets                                              (636)                  --
                                                                   ------------         ------------
  Total operating expenses                                           11,395,217            2,922,128
                                                                   ------------         ------------

INCOME (LOSS) FROM OPERATIONS                                        (9,126,919)              18,220

OTHER INCOME (EXPENSE):
Interest expense                                                       (357,195)            (259,816)
Derivative expense                                        5                  --             (121,119)
Gain/(loss) on fair value of warrants                                   340,000             (158,896)
                                                                   ------------         ------------
    Total other income (expense)                                        (17,195)            (539,831)
                                                                   ------------         ------------

NET LOSS                                                           $ (9,144,114)        $   (521,611)

Less:
Preferred Stock Dividends                                 5                  --               42,392
Preferred Stock Accretion to Redemption Value             5                  --              500,644
                                                                   ------------         ------------

NET LOSS TO COMMON STOCKHOLDERS                                    $ (9,144,114)        $ (1,064,647)
                                                                   ============         ============



BASIC AND DILUTED NET LOSS PER COMMON SHARE               9        $      (0.49)        $      (0.07)
                                                                   ============         ============

                 See accompanying notes to financial statements.

                         GALAXY NUTRITIONAL FOODS, INC.
                       Statements of Stockholders' Equity
                                   (UNAUDITED)

                              Common Stock
                      ----------------------------                                            Notes
                                                                                            Receivable
                                                       Additional        Accumulated        for Common      Treasury
                          Shares       Par Value    Paid-In Capital        Deficit            Stock           Stock          Total
                      -------------------------------------------------------------------------------------------------------------
Balance at March 31,    16,411,474   $  164,115    $    65,838,227    $   (48,307,748)   $  (12,772,200)  $ (120,461)  $  4,801,933
  2005

Exercise of warrants     1,130,000       11,300         1,257,700                 --                 --           --      1,269,000
Exercise of options          2,000           20             2,540                 --                 --           --          2,560
Fair value of
  stock-based
  transactions                  --           --         1,432,750                 --                 --           --      1,432,750
Non-cash compensation
  related to variable
  securities                    --           --          (169,441)                --                 --           --       (169,441)
Net loss                        --           --                --         (9,144,114)                --           --     (9,144,114)
                      -------------------------------------------------------------------------------------------------------------

Balance at June 30,
  2005                  17,543,474   $  175,435    $    68,361,776    $   (57,451,862)   $  (12,772,200)  $ (120,461)  $ (1,807,312)
                      =============================================================================================================

                 See accompanying notes to financial statements.

                         GALAXY NUTRITIONAL FOODS, INC.
                            Statements of Cash Flows
                                   (UNAUDITED)

Three Months Ended June 30,                                               Notes         2005                 2004
                                                                         -------   --------------       -------------
                                                                                                           RESTATED
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                                                           $(9,144,114)        $  (521,611)
  Adjustments to reconcile net loss to net cash from (used in)
    operating activities:
      Depreciation and amortization                                                      539,103             546,041
      Amortization of debt discount and financing costs                                   27,422              33,349
      Provision for losses on trade receivables                                          313,000             107,000
      Impairment of property and equipment and (gain)/loss on sale
        of assets                                                           7          7,895,919                  --
      Change in fair value of derivative instrument                         5                 --             121,119
      (Gain) Loss on fair value of warrants                                             (340,000)            158,896
      Non-cash compensation related to stock-based transactions           1,6            867,518             162,374
      (Increase) decrease in:
        Trade receivables                                                             (1,221,881)           (976,993)
        Inventories                                                                     (206,579)            (80,798)
        Prepaid expenses and other                                                      (272,486)           (281,686)
      Increase (decrease) in:
        Accounts payable                                                                  15,335           1,297,022
        Accrued and other liabilities                                                    123,360              13,325
                                                                                     -----------         -----------

   NET CASH FROM (USED IN) OPERATING ACTIVITIES                                       (1,403,403)            578,038
                                                                                     -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                                     (68,851)            (74,525)
  Proceeds from sale of equipment                                                          8,200                  --
                                                                                     -----------         -----------

   NET CASH FROM (USED IN) INVESTING ACTIVITIES                                          (60,651)            (74,525)
                                                                                     -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:                                      10
  Increase in book overdrafts                                                            541,317                  --
  Net borrowings (payments) on line of credit                                           (722,023)             53,574
  Repayments on term notes payable                                                      (440,000)           (150,000)
  Principal payments on capital lease obligations                                        (47,994)            (67,487)
  Financing costs for long term debt                                                    (160,588)                 --
  Costs associated with issuance of common stock                                              --             (22,500)
  Proceeds from exercise of common stock options                                           2,560                  --
  Proceeds from exercise of common stock warrants                           5          1,729,000                  --
                                                                                     -----------         -----------

   NET CASH FROM (USED IN) FINANCING ACTIVITIES                                          902,272            (186,413)
                                                                                     -----------         -----------

NET INCREASE (DECREASE) IN CASH                                                         (561,782)            317,100

CASH, BEGINNING OF PERIOD                                                                561,782             449,679
                                                                                     -----------         -----------

CASH, END OF PERIOD                                                                  $        --         $   766,779
                                                                                     ===========         ===========

                 See accompanying notes to financial statements.

                         GALAXY NUTRITIONAL FOODS, INC.
                          Notes To Financial Statements
                                   (UNAUDITED)

(1)  Summary of Significant Accounting Policies

     The unaudited financial statements have been prepared by Galaxy Nutritional Foods, Inc. (the "Company"), under the rules and regulations of the Securities and Exchange Commission. The accompanying financial statements contain all normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of such financial statements. Certain information and disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted under such rules and regulations although the Company believes that the disclosures are adequate to make the information presented not misleading. The March 31, 2005 balance sheet data was derived from the audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These unaudited financial statements should be read in conjunction with the financial statements and notes included on Form 10-K/A for the fiscal year ended March 31, 2005. Interim results of operations for the three-month period ended June 30, 2005 may not necessarily be indicative of the results to be expected for the full year.

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

     Effective April 1, 2003, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," and applies SFAS No. 148,
     "Accounting for Stock-Based Compensation - Transition and Disclosure," prospectively to all employee awards granted on or after April 1, 2003. These standards require the Company to provide pro-forma information regarding net income (loss) and earnings (loss) per share amounts as if compensation cost for all the Company's employee and director stock-based awards had been determined in accordance with the fair value method prescribed in SFAS No. 123. Awards from the Company's plans vest over periods ranging from immediate to five years. Therefore, the cost related to stock-based compensation included in the determination of net income for the periods is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS No. 123.

     The Company estimated the fair value of each stock-based award during the periods presented by using the Black-Scholes pricing model with the following assumptions:

              Three Months Ended:                  June 30, 2005          June 30, 2004
                                                  ---------------       -----------------
              Dividend Yield                           None                  None
              Volatility                               46.00%                47.80%
              Risk Free Interest Rate                  3.45%                 2.07%
              Expected Lives in Months                 1                     9

     Under the accounting provisions of SFAS No. 123, the Company's net loss and net loss per basic and diluted share would have been reduced to the pro forma amounts indicated below:

                                                     THREE MONTHS ENDED
                                                          JUNE 30,
                                                   2005                2004
                                               -----------         -----------
Net loss to common stockholders as             $(9,144,114)        $(1,064,647)
  reported
  Add:  Stock-based compensation
  expense included in reported net loss            867,518             162,374
  Deduct:  Stock-based compensation
  expense determined under fair value
  based method for all awards                     (877,593)           (192,581)
                                               -----------         -----------
  Pro forma net loss to common
  stockholders                                 $(9,154,189)        $(1,094,854)
                                               ===========         ===========

Net loss per common share:
  Basic & Diluted - as reported                $     (0.49)        $     (0.07)
  Basic & Diluted - pro forma                  $     (0.49)        $     (0.07)

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

     Recent Accounting Pronouncements

     In November 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 151, "Inventory Costs, an amendment of Accounting Research Bulletin No. 43, Chapter 4." SFAS No. 151 requires that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) be recorded as current period charges and that the allocation of fixed production overheads to inventory be based on the normal capacity of the production facilities. SFAS No. 151 is effective during fiscal years beginning after June 15, 2005, although earlier application is permitted. The Company believes that the adoption of this Statement will not have a significant impact on the financial position, results of operations or cash flows of the Company.

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

     The Textron Loan Agreement contains certain financial and operating covenants. On June 3, 2005, the Company executed a fourth amendment to the Textron Loan that provided a waiver on all the existing defaults for the fiscal quarters ended December 31, 2004 and March 31, 2005, and amended the fixed charge coverage ratio and the adjusted tangible net worth requirements for periods after March 31, 2005. Additionally, the fourth amendment allowed the Textron Loan to be in an over-advance position not to exceed $750,000 until July 31, 2005. In exchange for the waiver and amendments, the Company's interest rate on the Textron Loan was set at Prime plus 4.75% and the Company paid a fee of $50,000 in four weekly installments of $12,500.

     On June 16, 2005, the Company used a portion of the proceeds from the warrant exercises described in Note 5 to satisfy the $750,000 over-advance with Textron. In connection with the satisfaction of the over-advance, the Company agreed to immediately terminate Textron's obligation to permit any over-advances under the Textron Loan, which obligation was to expire on July 31, 2005. With the termination of the over-advance facility, the interest rate on the Textron Loan returned to its prior level of Prime plus 1.75%. On June 30, 2005, Textron reduced the Company's borrowing availability under the line by $200,000 until they have time to review and approve the Company's financial forecasts that reflect the asset sale and outsourcing arrangements (as discussed in Note 8). However, there is no guarantee if or when they will lift this restriction on the Company's borrowing availability. Additionally, the Company may experience further restrictions by Textron by virtue of reserves they may require, receivables they may deem ineligible or other rights they have under the Textron Loan Agreement.

     In August 2005, due to the cost of disposal activities and impairment of property and equipment (as discussed in Notes 7 and 8), the Company determined that it fell below the requirement for the fixed charge coverage ratio and the adjusted tangible net worth requirements under the Textron

     Loan for the quarter ended June 30, 2005. Although these covenant violations placed the Company in technical default on the loan, the Company has not received a notice of an event of default from Textron. The Company is currently discussing its financial forecasts that reflect the asset sale and outsourcing arrangements and certain waivers and loan modifications to the Textron Loan Agreement. Until such time as the Company has received formal waivers and loan modifications, Textron is allowing the Company to operate in a position of default. The existence of a default under the Textron Loan would allow Wachovia, another one of the Company's lenders, as described below, to declare an event of default under the existing term loan based on a cross-default provision in their loan agreement. If an agreement cannot be reached on the loan modifications, Textron and Wachovia could exercise their respective rights under their loan documents to, among other things, declare a default under the loans, accelerate the outstanding indebtedness such that it would become immediately due and payable, and pursue foreclosure of the Company's assets, which are pledged as collateral for such loans. If such an event occurred with either Textron or Wachovia, it would be substantially more difficult for the Company to effectively continue the operation of its business, and it is unlikely that the Company would be able to continue as a going concern.

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

(3)  Accrued and Other Current Liabilities

     Accrued and other current liabilities are summarized as follows:

                                                     June 30, 2005          March 31, 2005
                                                   ------------------   ---------------------
              Tangible personal property taxes      $   1,132,083           $   1,049,841
              Warrant liability                                --                 740,000
              Other                                       528,548                 340,365
                                                   ------------------   ---------------------
              Total                                 $   1,660,631           $   2,130,206
                                                   ==================   =====================

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

     The Emerging Issues Task Force ("EITF") is currently reviewing the accounting for securities with liquidated damages clauses as stated in EITF 05-04, "The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF 00-19." There are currently several views as to how the account for this type of transaction and the EITF has not yet reached a consensus. In accordance with EITF 00-19 and 05-04, because the maximum potential liquidated damages as described above may be greater than the difference in fair values between registered and unregistered shares, the value of the common stock subject to registration should be classified as temporary equity until the registration statement becomes effective. Based on the above determination, the Company has reclassified the $2,680,590 value of common stock subject to registration out of permanent equity and into temporary equity as of June 30, 2005.

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

     In accordance with EITF 00-19, "Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled in the Company's Own Stock," and the terms of the above warrant for 500,000 shares of common stock, the fair value of the warrant was accounted for as a liability, with an offsetting reduction to the carrying value of the common stock. On March 31, 2005, the fair value of the warrant was estimated using the Black-Scholes pricing model to be $740,000 and on June 16, 2005, the fair value was estimated to be $400,000. The $340,000 change in fair value was reflected as a gain on the fair value of warrants line item in the Statement of Operations during the three months ended June 30, 2005. The warrant liability was moved to equity upon the exercise of the warrant as described above.

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

     In total, the Series A Preferred Holders converted 42,330 shares of the Series A convertible preferred stock plus accrued dividends, into 1,806,210 shares of common stock prior to the redemption of the Series A convertible preferred stock on October 6, 2004. The conversion prices ranged from $1.07 to $1.75 based on the above formula.

     In connection with a Stock Repurchase Agreement dated October 6, 2004, the Company redeemed the remaining 30,316 Series A convertible preferred shares held by the Series A Preferred Holders for a total price of $2,279,688. All previously outstanding shares of the Series A convertible preferred stock of the Company have now been cancelled.

     The Company originally concluded under EITF 00-19, "Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled in the Company's Own Stock," that the conversion feature was conventional and that there was no need to separate the conversion right during the period the Series A convertible preferred shares were outstanding. Subsequent to the redemption of the remaining preferred shares, it has been determined that certain features of the conversion option resulted in treatment different from that historically reflected.

     The preferred stock was a fixed-income security with no participating rights and the dividend was 10% per annum in the first year and 8% per annum in the second, third and fourth years. Therefore, consistent with paragraph 61(l) of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," the Company has concluded that the conversion option was not clearly and closely related to the host instrument. Ordinarily, an issuer does not need to separate a conversion right from a convertible instrument. However, in accordance with paragraph 4 of EITF 00-19, the Company has determined that due to the fact that the embedded conversion option contained a provision that could have resulted in a conversion into an indeterminable number of common shares, that the conversion feature was in fact "unconventional". Further, since the conversion right embedded in the preferred stock has been considered a derivative, the related dividends are also considered derivative instruments. As a result, the embedded derivative was a liability that was required to be separated from the preferred stock and this liability should have been marked to market during reporting periods. The fair value of the derivative instruments was determined using the Black-Scholes pricing model. Based on this determination, the Company has reflected an increase in paid-in-capital and accumulated deficit in the amount of $1,703,246 as of March 31, 2005 and a derivative liability of $888,060 as of June 30, 2004. For the three months ended June 30, 2004, the Company has restated to record a derivative expense of $121,119 related to the change in the fair value of the embedded derivative instruments.

     Additionally, since the conversion of the Series A convertible preferred stock could have resulted in a conversion into an indeterminable number of common shares, the Company has determined that under the guidance in paragraph 24 of EITF 00-19, it was prohibited from concluding that it had sufficient authorized and unissued shares to net-share settle any warrants or options issued to non-employees. Therefore, the Company has reclassified to a liability the fair value of all warrants and options issued to non-employees that were outstanding during the period that the Series A convertible preferred stock was outstanding from April 2001 to October
     2004. The fair value of the warrants were determined using the Black-Scholes pricing model. Any changes in the fair value of the securities after the initial valuation in April 2001 should have been marked to market during reporting periods. Based on this determination, the Company has reflected a decrease in additional paid-in-capital and accumulated deficit in the amount of ($1,319,562) as of March 31, 2005 and a warrant liability of $823,794 as of June 30, 2004. For the three months ended June 30, 2004, the Company has restated to record a loss on the fair value of warrants of $158,896.

     The following table summarizes the changes in the Statement of Operations as of June 30, 2004:

                                               As Previously
                                                Reported            Adjustment         As Restated
                                               -----------         -----------         -----------
Income From Operations                         $    18,220         $        --         $    18,220
  Interest Expense                                (259,816)                 --            (259,816)
  Derivative Expense                                    --            (121,119)           (121,119)
  Gain (loss) on fair value of warrants                 --            (158,896)           (158,896)
                                               -----------         -----------         -----------
Net Loss                                          (241,596)           (280,015)           (521,611)
  Less:
  Preferred Stock Dividends                         42,392                  --              42,392
  Preferred Stock Accretion to
     Redemption Value                              512,175             (11,531)            500,644
                                               -----------         -----------         -----------
Net Loss to Common Stockholders                $  (796,163)        $  (268,484)        $(1,064,647)
                                               ===========         ===========         ===========
Basic and Diluted Net Loss per Common
  Share                                        $     (0.05)        $     (0.02)        $     (0.07)
                                               ===========         ===========         ===========

     The Series A Preferred Holders had the right to receive on any outstanding share of Series A convertible preferred stock a ten percent dividend, payable one year after the issuance of such preferred stock, and an eight percent dividend for the subsequent three years thereafter, payable in either cash or shares of preferred stock. For the three months ended June 30, 2004, the Company recorded preferred dividends of $42,392, on the outstanding shares of the Series A convertible preferred stock.

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

(9)  Earnings Per Share

     The following is a reconciliation of basic net earnings (loss) per share to diluted net earnings (loss) per share:

                                                    THREE MONTHS ENDED
                                                          JUNE 30,
                                                2005                  2004
                                             ------------         ------------
Net loss to common stockholders              $ (9,144,114)        $ (1,064,647)
                                             ============         ============

Weighted average shares outstanding -
  basic and diluted                            18,663,485           15,666,399
                                             ============         ============

Basic and diluted net loss per common
  share                                      $      (0.49)        $      (0.07)
                                             ============         ============

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

         Three months ended June 30,                               2005          2004
         -------------------------------------------------------------------------------
         Non-cash financing and investing activities:

         Accrued preferred stock
         dividends                                               $    --      $ 42,392

         Accretion of discount on preferred stock                     --       500,644

         Cash paid for:
         Interest                                                 403,347      221,350

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

     Because Mr. Morini is no longer performing ongoing services for the Company, the Company accrued and expensed the five-year cost of this agreement in the quarter ended December 31, 2003. The total estimated costs expensed under this agreement were $1,830,329 of which $1,201,399 remained unpaid but accrued ($366,305 as short-term liabilities and $835,094 as long-term liabilities) as of June 30, 2005. The long-term portion will be paid out in nearly equal monthly installments ending in October 2008.

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

     Christopher J. New

     On July 8, 2004, Christopher J. New resigned from his position as Chief Executive Officer in order to pursue other opportunities. In accordance with the Separation and Settlement Agreement between the Company and Mr. New, the Company recorded $444,883 related to the employment contract expense in July 2004. This settlement will be paid out in nearly equal installments over two years payable on the Company's regular payroll dates. As of June 30, 2005, the remaining unpaid but accrued balance was $231,364 ($220,218 in short-term liabilities and $11,146 in long-term liabilities).

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

This MD&A contains the following sections:

      o     Restatement

      o     Business Environment

      o     Critical Accounting Policies

      o     Recent Accounting Pronouncements

      o     Results of Operations

      o     Liquidity and Capital Resources

Restatement

This Form 10-Q/A and the restated financial statements included herein reflect a correction of our accounting and disclosure primarily related to the warrants that were outstanding during the term of our Series A convertible preferred stock, from April 2001 through October 2004. The issue relates to accounting for securities that are reflected as income or expense through earnings as non-cash charges. These non-cash charges do not affect our revenues, cash flows from past or future operations, or our liquidity. As discussed in Note 5 of the financial statements, the Company has reflected a net decrease in additional paid-in-capital and accumulated deficit in the amount of $1,319,562 as of March 31, 2005. For the quarter ended June 30, 2004, the Company has restated its financial statements to reflect a net loss of $521,611, which reflects an additional loss of $158,896 from what was previously reported for this period in the Form 10-Q for the quarterly period ended June 30, 2005.

Additionally, the Company reclassified the $2,680,590 value of those shares of common stock, which the Company has undertaken the obligation to register for resale pursuant to a registration rights agreement, out of stockholders' equity and into temporary equity due to a change in estimate related to the assumption that the maximum potential liquidated damages under such registration rights agreement may be greater than the difference in fair values between registered and unregistered shares.

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

Deferred Taxes

Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change in deferred tax assets and liabilities during the period.

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

      Three Months Ended:                    June 30, 2005      June 30, 2004
                                           -----------------  -----------------
      Dividend Yield                         None               None
      Volatility                             46.00%             47.80%
      Risk Free Interest Rate                3.45%              2.07%
      Expected Lives in Months               1                  9

In addition to non-cash compensation expense related to new stock-based transactions, we also record non-cash compensation expense in accordance with the Financial Accounting Standards Board ("FASB") Interpretation No. 44 ("FIN 44") related to modifications in stock-based transactions. FIN 44 only relates to original stock-based transactions with our employees and directors that were granted prior to April 1, 2003 and accounted for under the accounting provisions of APB No. 25.

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

Results of Operations

                                             3-Months Ended
                             ------------------------------------------------     2005            2004
                                                                    $              %              %  of         %  of
June 30,                        2005             2004            Change          Change           Sales         Sales
-----------------------------------------------------------------------------------------------------------------------
Net Sales                    9,851,153        11,191,678        (1,340,525)        -12.0%          100.0%        100.0%
Cost of Goods Sold           7,582,855         8,251,330          (668,475)         -8.1%           77.0%         73.7%
                             ------------------------------------------------------------------------------------------
Gross Margin                 2,268,298         2,940,348          (672,050)        -22.9%           23.0%         26.3%
                             ==========================================================================================

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

EBITDA, (a non-GAAP measure):

                                                               3-Months Ended
                                            -------------------------------------------------------------      2005        2004
June 30,                                        2005              2004            $ Change       % Change   % of Sales   % of Sales
-----------------------------------------------------------------------------------------------------------------------------------
Gross Margin                                 2,268,298         2,940,348          (672,050)       -22.9%       23.0%      26.3%
                                            ---------------------------------------------------------------------------------------
Operating Expenses:
Selling                                        936,245         1,460,400          (524,155)       -35.9%        9.5%      13.0%
Delivery                                       615,471           593,326            22,145          3.7%        6.2%       5.3%
Employment contract expense (3)                     --                --                --          0.0%        0.0%       0.0%
General and administrative, including
 $867,518 and $162,374
non-cash stock compensation (2)              1,601,530           795,716           805,814        101.3%       16.3%       7.1%
Impairment of property & equipment           7,896,554                --         7,896,554        100.0%       80.2%       0.0%
(Gain)Loss on disposal of assets                  (636)               --              (636)      -100.0%        0.0%       0.0%
Cost of disposal activities                    255,011                --           255,011        100.0%        2.6%       0.0%
Research and development                        91,042            72,686            18,356         25.3%        0.9%       0.6%
                                            ---------------------------------------------------------------------------------------
Total operating expenses                    11,395,217         2,922,128         8,473,089        290.0%      115.7%      26.1%
                                            ---------------------------------------------------------------------------------------
Income (Loss) from Operations(1,4)          (9,126,919)           18,220        (9,145,139)    -50192.9%      -92.6%       0.2%

Other Income (Expense), Net
Interest expense, net                         (357,195)         (259,816)          (97,379)        37.5%       -3.6%      -2.3%
Derivative expense                                  --          (121,119)          121,119       -100.0%        0.0%      -1.1%
Gain/(Loss) on fair value of warrants          340,000          (158,896)          498,896       -314.0%        3.5%      -1.4%
Other                                               --                --                --          0.0%        0.0%       0.0%
                                            ---------------------------------------------------------------------------------------
Total                                          (17,195)         (539,831)          522,636        -96.8%       -0.2%      -4.8%
                                            ---------------------------------------------------------------------------------------

NET INCOME (LOSS) (1)                       (9,144,114)         (521,611)       (8,622,503)      1653.1%      -92.8%      -4.7%

Interest expense, net                          357,195           259,816            97,379         37.5%        3.6%       2.3%
Depreciation                                   539,103           546,041            (6,938)        -1.3%        5.5%       4.9%
                                            ---------------------------------------------------------------------------------------
EBITDA, (a non-GAAP measure) (1)            (8,247,816)          284,246        (8,532,062)     -3001.6%      -83.7%       2.5%
                                            =======================================================================================

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

General and administrative

General and administrative expenses increased by approximately $705,000 in non-cash compensation related to stock-based transactions, as detailed below, $33,000 in insurance costs due to higher coverages and increased premiums effective in April 2005, and $63,000 in professional fees for legal and audit services due to additional contracts and SEC filings during the first quarter of fiscal 2006.

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

The change in non-cash compensation related to stock-based transactions that are included in general and administrative expenses are detailed as follows:

                                                           3-Months Ended
                                    ---------------------------------------------------------
June 30,                               2005             2004         $ Change       % Change
---------------------------------------------------------------------------------------------
Stock-based award
compensation - initial
issuance                            1,036,959            4,208       1,032,751       24542.6%
Option modifications under
APB 25 awards                        (169,441)         158,166        (327,607)      -207.1%
                                    --------------------------------------------------------
Non-cash compensation related
to stock based transactions           867,518          162,374         705,144         434.3%
                                    ========================================================

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

Other income and expense

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

Since the conversion of our Series A convertible preferred stock could have resulted in a conversion into an indeterminable number of common shares, we determined that under the guidance in paragraph 24 of EITF 00-19, "Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled in the Company's Own Stock," we were prohibited from concluding that we had sufficient authorized and unissued shares to net-share settle any warrants or options issued to non-employees. Therefore, we reclassified to a liability the fair value of all warrants and options issued to non-employees that were outstanding during the period that the Series A convertible preferred stock was outstanding from April 2001 to October 2004. Additionally, in accordance with EITF 00-19, if a contract requires settlement in registered shares, then it may be required to record the value of the securities as a liability and/or temporary equity. Any changes in the fair value of the securities based on the Black-Scholes pricing model after the initial valuation are marked to market during reporting periods. During the three months ended June 30, 3005 and 2004, we recorded a gain of $340,000 and a loss of ($158,896), respectively, related to the change in the fair values of the warrants.

Assuming the consummation of the Asset Purchase Agreement as discussed under Recent Material Developments, we expect that our debt to Wachovia Bank will be paid in full and there will be a significant reduction in interest expense due to lower debt balances in fiscal 2006 as compared to fiscal 2005.

Liquidity And Capital Resources

                                                            3-Months Ended
                                      ---------------------------------------------------------
                                                                          $              %
June 30,                                2005              2004          Change         Change
-----------------------------------------------------------------------------------------------
Cash from (used in) operating
activities                           (1,403,403)         578,038       (1,981,441)      -342.8%
Cash from (used in) investing
activities                              (60,651)         (74,525)          13,874        -18.6%
Cash from (used in) financing
activities                              902,272         (186,413)       1,088,685       -584.0%
                                     ----------------------------------------------------------
Net increase (decrease) in cash        (561,782)         317,100         (878,882)      -277.2%
                                     ==========================================================

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

Financing Activities

                                                                 3-Months Ended
                                           -----------------------------------------------------------
                                                                                 $              %
June 30,                                       2005              2004          Change         Change
------------------------------------------------------------------------------------------------------
Net borrowings (payments) on line of
credit and bank overdrafts                   (180,706)          53,574         (234,280)      -437.3%
Payments of debt and capital leases &
associated costs                             (648,582)        (217,487)        (431,095)        198.2%
Issuances of stock & associated costs       1,731,560          (22,500)       1,754,060       -7795.8%
                                           -----------------------------------------------------------
Cash from (used in) financing
activities                                    902,272         (186,413)       1,088,685       -584.0%
                                           ===========================================================

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

The Textron Loan Agreement contains certain financial and operating covenants. On June 3, 2005, we executed a fourth amendment to the Textron Loan that provided a waiver on all the existing defaults for the fiscal quarters ended December 31, 2004 and March 31, 2005, and amended the fixed charge coverage ratio and the adjusted tangible net worth requirements for periods after March 31, 2005. Additionally, the fourth amendment allowed the Textron Loan to be in an over-advance position not to exceed $750,000 until July 31, 2005. In exchange for the waiver and amendments, our interest rate on the Textron Loan was set at Prime plus 4.75% and we paid a fee of $50,000 in four weekly installments of $12,500.

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

Subsequent to the date of our evaluation, each of our Company's CEO and CFO considered the restatement of the financial statements and the restatement of the management's discussion and analysis of financial conditions and results of operations as presented in Part I, Items 1 and 2, respectively, included in this Form 10-Q/A and concluded that such restatements were the result of a material weakness relating to the accounting and disclosure for complex and non-standard stockholders' equity transactions. To address our Company's material weakness related to the accounting and disclosure for complex and non-standard stockholders' equity transactions, we are in the process of enhancing our internal control processes in order to be able to comprehensively review the accounting and disclosure implications of such transactions on a timely basis.

                           PART II. OTHER INFORMATION

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

                                    GALAXY NUTRITIONAL FOODS, INC.

Date: October 7, 2005                    /s/ Michael E. Broll
                                    ----------------------------------------

                                    Michael E. Broll
                                    Chief Executive Officer
                                    (Principal Executive Officer)

Date: October 7, 2005                   /s/ Salvatore J. Furnari
                                    ----------------------------------------
                                    Salvatore J. Furnari
                                    Chief Financial Officer
                                    (Principal Accounting and Financial Officer)