Form 10-Q
period 2005-09-30
GALAXY NUTRITIONAL FOODS INC
filed 2005-11-15
CIK 819527

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

       ------------------------------------------------------------------

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2005

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from____ ____ to ______

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

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES |_| NO |X|

      On November 11, 2005, there were 20,051,327 shares of common stock, $.01 par value per share, outstanding.

                         GALAXY NUTRITIONAL FOODS, INC.

                               Index to Form 10-Q
                    For the Quarter Ended September 30, 2005

                                                                        PAGE NO.

PART I.       FINANCIAL INFORMATION

     Item 1.  Financial Statements

         Balance Sheets                                                        4
         Statements of Operations                                              5
         Statement of Stockholders' Equity (Deficit)                           6
         Statements of Cash Flows                                              7
         Notes to Financial Statements                                         8

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations                   18

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk      34

     Item 4.  Controls and Procedures                                         35

PART II.      OTHER INFORMATION

     Item 3.  Defaults Upon Senior Securities                                 36

     Item 6.  Exhibits                                                        37

SIGNATURES                                                                    41

                          PART I. FINANCIAL INFORMATION
                         GALAXY NUTRITIONAL FOODS, INC.
                                 Balance Sheets

                                                                                       SEPTEMBER 30,          MARCH 31,
                                                                            Notes          2005                 2005
                                                                           --------  ------------------   ------------------
                                                                                        (Unaudited)
                                  ASSETS
CURRENT ASSETS:

  Cash                                                                               $            --      $       561,782
  Trade receivables, net                                                     12            6,026,258            4,644,364
  Inventories                                                                              3,283,094            3,811,470
  Prepaid expenses and other                                                                 371,547              219,592
                                                                                     ------------------   ------------------

         Total current assets                                                              9,680,899            9,237,208

PROPERTY AND EQUIPMENT, NET                                                   7            9,330,257           18,246,445
OTHER ASSETS                                                                                 352,048              286,013
                                                                                     ------------------   ------------------


         TOTAL                                                                       $    19,363,204      $    27,769,666
                                                                                     ==================   ==================


              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
  Line of credit                                                              2      $     4,275,221      $     5,458,479
  Book overdraft                                                                             130,834                   --
  Accounts payable                                                                         3,198,435            3,057,266
  Accrued and other current liabilities                                       3            1,801,241            2,130,206
  Current portion of accrued employment contracts                           8,11             903,362              586,523
  Current portion of term notes payable                                       2            8,670,985            1,320,000
  Current portion of obligations under capital leases                                        114,792              194,042
                                                                                     ------------------   ------------------

         Total current liabilities                                                        19,094,870           12,746,516

ACCRUED EMPLOYMENT CONTRACTS, less current portion                           11              743,887              993,305
TERM NOTES PAYABLE, less current portion                                      2                   --            6,921,985
OBLIGATIONS UNDER CAPITAL LEASES, less current portion                                        68,258               85,337
                                                                                     ------------------   ------------------

         Total liabilities                                                                19,907,015           20,747,143
                                                                                     ------------------   ------------------

COMMITMENTS AND CONTINGENCIES                                                 4                   --                   --

TEMPORARY EQUITY:
   Common stock, subject to registration                                      4            2,680,590            2,220,590

STOCKHOLDERS' EQUITY (DEFICIT):
  Common stock                                                                               175,511              164,115
  Additional paid-in capital                                                              68,360,749           65,838,227
  Accumulated deficit                                                                    (58,868,000)         (48,307,748)
                                                                                     ------------------   ------------------

                                                                                           9,668,260           17,694,594
  Less:   Notes receivable arising from the exercise of stock options        11          (12,772,200)         (12,772,200)
        Treasury stock                                                                      (120,461)            (120,461)
                                                                                     ------------------   ------------------

         Total stockholders' equity (deficit)                                             (3,224,401)           4,801,933
                                                                                     ------------------   ------------------

         TOTAL                                                                       $    19,363,204      $    27,769,666
                                                                                     ==================   ==================

                 See accompanying notes to financial statements

                         GALAXY NUTRITIONAL FOODS, INC.
                            Statements of Operations
                                   (UNAUDITED)

                                                         THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                            SEPTEMBER 30,                        SEPTEMBER 30,
                                                ------------------------------------  -------------------------------------
                                       Notes         2005                2004              2005                2004
                                       -------  ----------------   -----------------  ----------------   ------------------
                                         5                             RESTATED                              RESTATED
NET SALES                                     $      10,438,225  $      11,900,553  $     20,289,378   $     23,092,231

COST OF GOODS SOLD                                    7,817,351          9,319,969        15,400,206         17,571,299
                                                ----------------   -----------------  ----------------   ------------------
  Gross margin                                        2,620,874          2,580,584         4,889,172          5,520,932
                                                ----------------   -----------------  ----------------   ------------------

OPERATING EXPENSES:
Selling                                               1,557,547          1,572,470         2,493,792          3,032,870
Delivery                                                726,078            615,257         1,341,549          1,208,583
Employment contract expense - general
  and administrative                                         --            444,883                --            444,883
General and administrative, including
  $3,319, ($121,172), $870,837 and
  $41,202 non-cash compensation
  related to stock based transactions    6              921,934            444,796         2,523,464          1,240,512
Research and development                                 89,052             78,932           180,094            151,618
Cost of disposal activities              8              499,556                 --           754,567                 --
Impairment of property and equipment     7                   --                 --         7,896,554                 --
Loss on sale of assets                                    6,242                 --             5,606                 --
                                                ----------------   -----------------  ----------------   ------------------
  Total operating expenses                            3,800,409          3,156,338        15,195,626          6,078,466
                                                ----------------   -----------------  ----------------   ------------------

INCOME (LOSS) FROM OPERATIONS                        (1,179,535)          (575,754)      (10,306,454)          (557,534)
                                                ----------------   -----------------  ----------------   ------------------

OTHER INCOME (EXPENSE):
Interest expense                                       (293,603)          (264,008)         (650,798)          (523,824)
Derivative income                        5                   --            442,606                --            321,487
Gain/(loss) on fair value of warrants                    57,000            620,247           397,000            461,351
                                                ----------------   -----------------  ----------------   ------------------
    Total other income (expense)                       (236,603)           798,845          (253,798)           259,014
                                                ----------------   -----------------  ----------------   ------------------

NET INCOME (LOSS)                             $      (1,416,138) $         223,091  $    (10,560,252)  $       (298,520)

Less:
Preferred stock dividends                5                   --             38,006                --             80,398
Preferred stock accretion to
  redemption value                       5                   --           (225,304)               --            275,340
                                                ----------------   -----------------  ----------------   ------------------

NET INCOME (LOSS) TO COMMON
  STOCKHOLDERS                                $      (1,416,138) $         410,389  $    (10,560,252) $        (654,258)
                                                ================   =================  ================   ==================

BASIC AND DILUTED NET INCOME (LOSS)
  PER COMMON SHARE                       9    $           (0.07)$             0.03  $          (0.55)  $          (0.04)
                                                ================   =================  ================   ==================

                 See accompanying notes to financial statements.

                         GALAXY NUTRITIONAL FOODS, INC.
                  Statements of Stockholders' Equity (Deficit)
                                   (UNAUDITED)

                            Common Stock                                                     Notes
                      ---------------------------                                          Receivable
                         Shares       Par Value       Additional        Accumulated        for Common      Treasury          Total
                                                   Paid-In Capital       Deficit             Stock          Stock
                      --------------------------------------------------------------------------------------------------------------
Balance at March 31,   16,411,474   $  164,115    $    65,838,227    $   (48,307,748)   $  (12,772,200)  $ (120,461)   $  4,801,933
  2005

Exercise of warrants    1,130,000       11,300         1,257,700                 --                 --           --       1,269,000
Exercise of options         2,000           20             2,540                 --                 --           --           2,560
Issuance of common
  stock under
  employee stock
  purchase plan             7,603           76            11,785                 --                 --           --          11,861
Fair value of
  stock-based
  transactions                 --           --         1,443,053                 --                 --           --       1,443,053
Non-cash compensation
  related to variable
  securities                   --           --          (192,556)                --                 --           --        (192,556)
Net loss                       --           --                --        (10,560,252)                --           --     (10,560,252)
                      --------------------------------------------------------------------------------------------------------------

Balance at September
  30, 2005             17,551,077   $  175,511    $    68,360,749    $   (58,868,000)   $  (12,772,200)  $ (120,461)   $ (3,224,401)
                      ==============================================================================================================

                 See accompanying notes to financial statements.

                         GALAXY NUTRITIONAL FOODS, INC.
                            Statements of Cash Flows
                                   (UNAUDITED)

Six Months Ended September 30,                                                    Notes           2005              2004
                                                                                  -------   -----------------  ---------------
                                                                                                                     RESTATED
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                                                                $    (10,560,252)  $      (298,520)
  Adjustments to reconcile net loss to net cash from (used in)
    operating activities:
      Depreciation and amortization                                                              1,075,852         1,092,086
      Amortization of debt discount and financing costs                                            105,718            49,615
      Provision for losses on trade receivables                                                    754,451           164,000
      Impairment of property and equipment and (gain)/loss on sale
        of assets                                                                   7            7,902,161                --
      Change in fair value of derivative instrument                                 5                   --          (321,487)
      (Gain) Loss on fair value of warrants                                                       (397,000)         (461,351)
      Non-cash compensation related to stock-based transactions                    1,6             870,837            41,202
      (Increase) decrease in:
        Trade receivables                                                                       (2,136,345)       (2,019,628)
        Inventories                                                                                528,376          (339,254)
        Prepaid expenses and other                                                                (151,955)          (47,802)
      Increase (decrease) in:
        Accounts payable                                                                           141,169         1,173,240
        Accrued and other liabilities                                                              301,456           343,691
                                                                                            -----------------  ---------------

   NET CASH FROM (USED IN) OPERATING ACTIVITIES                                                 (1,565,532)         (624,208)
                                                                                            -----------------  ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                                               (82,525)          (77,207)
  Proceeds from sale of equipment                                                                   20,700            22,482
                                                                                            -----------------  ---------------

   NET CASH FROM (USED IN) INVESTING ACTIVITIES                                                    (61,825)          (54,725)
                                                                                            -----------------  ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:                                               10
  Increase in book overdrafts                                                                      130,834                --
  Net borrowings (payments) on line of credit                                                   (1,183,258)        1,276,485
  Borrowing on term notes payable                                                                1,200,000                --
  Repayments on term notes payable                                                                (550,000)         (480,000)
  Principal payments on capital lease obligations                                                  (96,329)         (133,731)
  Financing costs for long term debt                                                              (179,093)               --
  Costs associated with issuance of common stock                                                        --           (22,500)
  Proceeds from issuance of common stock under employee stock
    purchase plan                                                                                   11,861            12,480
  Proceeds from exercise of common stock options                                                     2,560                --
  Proceeds from exercise of common stock warrants                                   5            1,729,000                --
                                                                                            -----------------  ---------------

   NET CASH FROM (USED IN) FINANCING ACTIVITIES                                                  1,065,575           652,734
                                                                                            -----------------  ---------------

NET INCREASE (DECREASE) IN CASH                                                                   (561,782)          (26,199)

CASH, BEGINNING OF PERIOD                                                                          561,782           449,679
                                                                                            -----------------  ---------------

CASH, END OF PERIOD                                                                       $             --   $       423,480
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

                         GALAXY NUTRITIONAL FOODS, INC.
                          Notes To Financial Statements
                                   (UNAUDITED)

(1)   Summary of Significant Accounting Policies

      The unaudited financial statements have been prepared by Galaxy Nutritional Foods, Inc. (the "Company"), in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and applicable rules and regulations of the Securities and Exchange Commission. The accompanying financial statements contain all normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of such financial statements. Certain information and disclosures normally included in the financial statements prepared in accordance with GAAP have been omitted under such rules and regulations although the Company believes that the disclosures are adequate to make the information presented not misleading. The March 31, 2005 balance sheet data was derived from the audited financial statements, but does not include all disclosures required by GAAP. These unaudited financial statements should be read in conjunction with the financial statements and notes included on Form 10-K/A for the fiscal year ended March 31, 2005. Interim results of operations for the six-month period ended September 30, 2005 may not necessarily be indicative of the results to be expected for the full year.

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

      Disposal Costs

      The Company has recorded significant accruals in connection with its planned asset sale and outsourcing arrangement with Schreiber Foods, Inc. These accruals include estimates pertaining to employee termination costs and, in the future, may also include related abandonment of excess equipment and facilities and other potential costs. Actual costs may differ from these estimates or the Company's estimates may change. In accordance with SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities", costs associated with restructuring activities are recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan. Given the significance and complexity of these activities, and the timing of the execution of such activities, the accrual process involves periodic reassessments of estimates made at the time the original decisions were made, including evaluating estimated employment terms and real estate market conditions for sub-lease rents. The Company will continually evaluate the adequacy of the remaining liabilities under its restructuring initiatives. Although the Company believes that these estimates accurately reflect the costs of its activities, actual results may differ, thereby requiring the Company to record additional provisions or reverse a portion of such provisions. Should the timing of employee terminations change, the Company's estimate of restructuring expenses may have to be increased.

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

      The Company estimated the fair value of each stock-based award during the periods presented by using the Black-Scholes pricing model with the following assumptions:

         Six Months Ended:              September 30,          September 30,
                                             2005                  2004
                                     -------------------   --------------------
         Dividend Yield                      None                  None
         Volatility                      24.9%-46.0%            44.0%-59.0%
         Risk Free Interest Rate         3.35%-3.45%            1.46%-3.96%
         Expected Lives in Months            1-36                  6-120

      Under the accounting provisions of SFAS No. 123, the Company's net loss and net loss per basic and diluted share would have been reduced to the pro forma amounts indicated below:

                                                        THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                          SEPTEMBER 30,                         SEPTEMBER 30,
                                                     2005                2004              2005                2004
                                               -----------------   ----------------  -----------------  ------------------
                                                                      RESTATED                              RESTATED
     Net income (loss) to common
       stockholders as reported              $      (1,416,138)  $         410,389 $     (10,560,252) $        (654,258)
       Add:  Stock-based compensation
       expense included in reported net
       income (loss)                                     3,319            (121,172)          870,837             41,202
       Deduct:  Stock-based compensation
       expense determined under fair value
       based method for all awards                     (13,652)             91,263          (891,245)          (101,317)
                                               -----------------   ----------------  -----------------  ------------------
       Pro forma net income (loss) to
       common stockholders                     $    (1,426,471)    $       380,480   $   (10,580,660)   $      (714,373)
                                               =================   ================  =================  ==================

     Net income (loss) per common share:
       Basic & Diluted - as reported           $        (0.07)     $          0.03   $         (0.55)   $         (0.04)
                                               =================   ================  =================  ==================
       Basic & Diluted - pro forma             $        (0.07)     $          0.02   $         (0.55)   $         (0.05)
                                               =================   ================  =================  ==================

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

(2)   Line of Credit, Notes Payable and Going Concern

      On May 27, 2003, the Company obtained from Textron Financial Corporation ("Textron") a revolving credit facility (the "Textron Loan") with a maximum principal amount of $7,500,000 pursuant to the terms and conditions of a Loan and Security Agreement dated May 27, 2003 (the "Textron Loan Agreement"). The Textron Loan is secured by the Company's inventory, accounts receivable and all other assets. Generally, subject to the maximum principal amount, which can be borrowed under the Textron Loan and certain reserves that must be maintained during the term of the Textron Loan, the amount available under the Textron Loan for borrowing by the Company from time to time is equal to the sum of (i) 85% of the net amount of its eligible accounts receivable plus (ii) 60% of the Company's eligible inventory not to exceed $3,500,000. Advances under the Textron Loan bear interest at a variable rate, adjusted on the first (1st) day of each month, equal to the prime rate plus 1.75% per annum (8.5% at September 30, 2005) calculated on the average cash borrowings for the preceding month. The initial term of the Textron loan ends on May 26, 2006. As of September 30, 2005, the outstanding principal balance on the Textron Loan was $4,275,221.

      The Textron Loan Agreement contains certain financial and operating covenants. On June 3, 2005, the Company executed a fourth amendment to the Textron Loan Agreement that provided a waiver on all the existing defaults for the fiscal quarters ended December 31, 2004 and March 31, 2005, and amended the fixed charge coverage ratio and the adjusted tangible net worth requirements for periods after March 31, 2005. Additionally, the fourth amendment allowed the Textron Loan to be in an over-advance position not to exceed $750,000 until July 31, 2005. In exchange for the waiver and amendments, the Company's interest rate on the Textron Loan was set at Prime plus 4.75% and the Company paid a fee of $50,000 in four weekly installments of $12,500.

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

      Due to the cost of disposal activities and impairment of property and equipment (as discussed in Notes 7 and 8), the Company fell below the requirements in the fixed charge coverage ratio and the adjusted tangible net worth calculation from June 30, 2005 through September 30, 2005. Effective October 1, 2005, the Company executed a fifth amendment to the Textron Loan Agreement that provided a waiver for the defaults in the fixed charge coverage ratio and the adjusted tangible net worth requirements, in addition to certain over-advances on the Textron Loan, during the periods from June 2005 through September 2005. The fifth amendment amends and replaces several financial covenants, allows eligibility for borrowing on inventory until December 31, 2005 and provides that the Textron Loan will expire at the end of the initial term on May 26, 2006. Additionally, Textron has consented to the sale of the Company's manufacturing equipment to Schreiber and the termination of their liens on the assets being sold. In exchange for the waiver and amendments, the Company paid a fee of $50,000, and has agreed to pay an administration fee in the following installments if the Textron Loan has not then been paid in full: 5,000 on February 1, 2006, $10,000 on March 1, 2006, $15,000 on April 1, 2006 and $20,000 May 1, 2006. The Company
      anticipates that it will be in compliance with the amended covenants and reporting requirements through the end of the term of the Textron Loan on May 26, 2006.

      Simultaneous with the closing of the Textron Loan in May 2003, Wachovia Bank, N.A. successor by merger to SouthTrust Bank ("Wachovia") extended the Company a new term loan in the principal amount of $2,000,000. This term loan was consolidated with the Company's March 2000 term loan with Wachovia, which had a then outstanding principal balance of $8,131,985 for a total term loan amount of $10,131,985. This term loan is secured by all of the Company's equipment and certain related assets. Additionally, the term loan bears interest at Wachovia's Base Rate plus 1% (7.75% at September 30, 2005).

      On June 30, 2005, the Company entered into a Loan Modification Agreement with Wachovia regarding its term loan. The agreement modified the following terms of the loan: 1) the loan will mature and be payable in full on July 31, 2006 instead of June 1, 2009; 2) the principal payments will remain at $110,000 per month with accrued interest at Wachovia's Base Rate plus 1% instead of increasing to $166,250 on July 1, 2005 as provided by the terms of the promissory note evidencing the loan; and 3) all covenants related to the Company's tangible net worth, total liabilities to tangible net worth, and maximum funded debt to EBITDA ratios are waived and compliance is not required by the Company through the maturity of the loan on July 31, 2006. In connection with the agreement, the Company agreed to pay $60,000, of which $30,000 was paid upon execution of the agreement and $30,000 was paid on August 1, 2005. As required by the terms of the agreement, if the Company sells the equipment securing the loan, the loan will be due and payable in full at the time of sale. Therefore, the proceeds from the sale of the Company's manufacturing equipment to Schreiber will be used to pay the loan in full.

      In September 2005, Wachovia assigned this term loan to Beltway Capital Partners LLC. The balance outstanding on the term loan as of September 30, 2005 was $7,691,985.

      Pursuant to a Note and Warrant Purchase Agreement dated September 12, 2005, the Company received $1,200,000 as a loan from Mr. Frederick A. DeLuca, a greater than 10% shareholder, which loan was evidenced by an unsecured promissory note (the "Note"). The Note requires monthly interest only payments at 3% above the bank prime rate of interest per the Federal Reserve Bank and matures on June 15, 2006. In consideration for the Note and in accordance with an exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, the Company issued to Mr. DeLuca a warrant to purchase up to 300,000 shares of the Company's common stock at an exercise price equal to $1.53 (95% of the lowest closing price of the Company's common stock in the sixty calendar days immediately preceding October 17, 2005). The warrant fully vested on October 17, 2005 and can be exercised on or before the expiration date of October 17, 2008. Also in consideration for the Note, the Company granted Mr. DeLuca "piggy back" registration rights with respect to the shares underlying the warrant. In accordance with the accounting provisions of SFAS No. 123, the Company recorded the $234,000 initial fair value of the warrant as a discount to debt on September 12, 2005. This discount is being amortized from September 2005 through June 2006. The Company amortized $13,000 in the three months ended September 30, 2005. Since the exercise price for the warrant was not fixed until October 17, 2005, the Company revalued the warrant obligation on September 30, 2005 and calculated a fair value of $177,000. The $57,000 difference between the initial value of the warrant and the value of the warrant on September 30, 2005 was recorded as a gain on fair value of warrants in the Statement of Operations.

      If the Company is unable to refinance or renew the Company's existing credit facilities, or if additional financing is not available on terms acceptable to us, the Company will be unable to satisfy such facilities by their maturity dates. In such an event, Textron, Beltway and the shareholders (including Mr. DeLuca and those discussed in Note 13) could exercise their respective rights under their loan documents, which could include, among other things, declaring defaults under the loans and pursuing foreclosure on the Company's assets that are pledged as collateral for such loans. If such an event occurred, it would be substantially more difficult for us to effectively continue the operation of the Company's business, and it is unlikely that the Company would be able to continue as a going concern.

(3)   Accrued and Other Current Liabilities

      Accrued and other current liabilities are summarized as follows:

                                              September 30, 2005        March 31, 2005
                                            ----------------------   ---------------------
         Tangible personal property taxes       $   1,227,683            $   1,049,841
         Warrant liability                            177,000                  740,000
         Other                                        396,558                  340,365
                                            ----------------------   ---------------------
         Total                                  $   1,801,241            $   2,130,206
                                            ======================   =====================

(4)   Commitments and Contingencies

      In accordance with a registration rights agreement dated October 6, 2004, the Company agreed that within 180 days it would file with the Securities and Exchange Commission ("SEC") and obtain effectiveness of a registration statement that included 2,000,000 shares issued in a private placement and 500,000 shares related to a stock purchase warrant. Per the terms of the agreement, if a registration statement was not filed, or did not become effective within 180 days, then in addition to any other rights the investor may have, the Company would be required to pay certain liquidated damages. The Company filed a registration statement on Form S-3 on March 14, 2005. However, this registration statement has not yet been declared effective. The investor granted an extension of time to have the registration statement declared effective by the SEC and waived all damages and remedies for failure to have an effective registration statement until September 1, 2005. As of September 1, 2005, the Company is accruing liquidated damages of $71,875 (2.5% times the product of 2,500,000 registerable shares and the share price of $1.15 per share) every thirty days until the registration statement becomes effective. The Company is in the process of completing a pre-effective amendment to the registration statement and will request acceleration of the effectiveness of the registration statement as soon after its filing as reasonably practicable.

      The Emerging Issues Task Force ("EITF") is currently reviewing the accounting for securities with liquidated damages clauses as stated in EITF 05-04, "The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF 00-19." There are currently several views as to how the account for this type of transaction and the EITF has not yet reached a consensus. In accordance with EITF 00-19 and 05-04, because the maximum potential liquidated damages as described above may be greater than the difference in fair values between registered and unregistered shares, the value of the common stock subject to registration should be classified as temporary equity until the registration statement becomes effective. Based on the above determination, the Company has recorded the $2,680,590 value of common stock subject to registration as temporary equity. Upon effectiveness of the registration statement, the amount will be reclassified into permanent equity.

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

      In accordance with EITF 00-19, "Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled in the Company's Own Stock," and the terms of the above warrant for 500,000 shares of common stock, the fair value of the warrant was accounted for as a liability, with an offsetting reduction to the carrying value of the common stock. On March 31, 2005, the fair value of the warrant was estimated using the Black-Scholes pricing model to be $740,000 and on June 16, 2005, the fair value was estimated to be $400,000. The $340,000 change in fair value was reflected as a gain on the fair value of warrants line item in the Statement of Operations during the three months ended June 30, 2005. The warrant liability was moved to temporary equity upon the exercise of the warrant as described above.

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

      The preferred stock was a fixed-income security with no participating rights and the dividend was 10% per annum in the first year and 8% per annum in the second, third and fourth years. Therefore, consistent with paragraph 61(l) of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," the Company has concluded that the conversion option was not clearly and closely related to the host instrument. Ordinarily, an issuer does not need to separate a conversion right from a convertible instrument. However, in accordance with paragraph 4 of EITF 00-19, the Company has determined that due to the fact that the embedded conversion option contained a provision that could have resulted in a conversion into an indeterminable number of common shares, that the conversion feature was in fact "unconventional". Further, since the conversion right embedded in the preferred stock has been considered a derivative, the related dividends are also considered derivative instruments. As a result, the embedded derivative was a liability that was required to be separated from the preferred stock and this liability should have been marked to market during reporting periods. The fair value of the derivative instruments was determined using the Black-Scholes pricing model. Based on this determination, the Company adjusted its results for the three and six months ended September 30, 2004 to reflect a derivative income of $442,606 and $321,487, respectively, related to the change in the fair value of the embedded derivative instruments. As of September 30, 2004, there was a derivative liability of $430,785.

      Additionally, since the conversion of the Series A convertible preferred stock could have resulted in a conversion into an indeterminable number of common shares, the Company has determined that under the guidance in paragraph 24 of EITF 00-19, it was prohibited from concluding that it had sufficient authorized and unissued shares to net-share settle any warrants or options issued to non-employees. Therefore, the Company has reclassified to a liability the fair value of all warrants and options issued to non-employees that were outstanding during the period that the Series A convertible preferred stock was outstanding from April 2001 to October 2004. The fair value of the warrants were determined using the Black-Scholes pricing model. Any changes in the fair value of the securities after the initial valuation in April 2001 should have been marked to market during reporting periods. Based on this determination, the Company recorded a warrant liability of $203,547 as of September 30, 2004. For the three and six months ended September 30, 2004, the Company has restated to record a gain on the fair value of warrants of $620,247 and 461,351, respectively.

      The following table summarizes the changes in the Statement of Operations for the three months ended September 30, 2004:

                                                As Previously        Adjustment        As Restated
                                                   Reported
                                               -----------------   ----------------  -----------------
     Income (Loss) From Operations             $      (575,754)    $            --   $     (575,754)
       Interest Expense                               (264,008)                 --         (264,008)
       Derivative Income (Expense)                          --             442,606          442,606
       Gain (loss) on Fair Value of Warrants                --             620,247          620,247
                                               -----------------   ----------------  -----------------
     Net Income (Loss)                                (839,762)          1,062,853          223,091
       Less:
       Preferred Stock Dividends                        40,180              (2,174)          38,006
       Preferred Stock Accretion to
          Redemption Value                            (308,570)             83,266         (225,304)
                                               -----------------   ----------------  -----------------
     Net Income (Loss) to Common
        Stockholders                           $      (571,372)    $       981,761   $      410,389
                                               =================   ================  =================
     Basic and Diluted Net Loss per
        Common Share                           $         (0.04)    $          0.07   $         0.03
                                               =================   ================  =================

      The following table summarizes the changes in the Statement of Operations for the six months ended September 30, 2004:

                                                As Previously        Adjustment        As Restated
                                                   Reported
                                               -----------------   ----------------  -----------------
     Income (Loss) From Operations           $        (557,534)  $              -- $       (557,534)
       Interest Expense                               (523,824)                 --         (523,824)
       Derivative Income (Expense)                          --             321,487          321,487
       Gain (loss) on Fair Value of Warrants                --             461,351          461,351
                                               -----------------   ----------------  -----------------
     Net Income (Loss)                              (1,081,358)            782,838         (298,520)
       Less:
       Preferred Stock Dividends                        82,572              (2,174)          80,398
       Preferred Stock Accretion to
          Redemption Value                             203,605              71,735          275,340
                                               -----------------   ----------------  -----------------
     Net Income (Loss) to Common Stockholders  $    (1,367,535)    $       713,277   $     (654,258)
                                               =================   ================  =================
     Basic and Diluted Net Loss per
        Common Share                           $         (0.09)    $           0.05  $         (0.04)
                                               =================   ================  =================

      The Series A Preferred Holders had the right to receive on any outstanding share of Series A convertible preferred stock a ten percent dividend, payable one year after the issuance of such preferred stock, and an eight percent dividend for the subsequent three years thereafter, payable in either cash or shares of preferred stock. For the three and six months ended September 30, 2004, the Company recorded preferred dividends of $38,006 and $80,398, respectively, on the outstanding shares of the Series A convertible preferred stock.

      On April 6, 2001, the Company recorded the initial carrying value of the preferred stock as $521,848. Each quarter the Company calculated an estimated redemption value of the remaining preferred stock and then calculated the difference between the initial carrying value and this estimated redemption value. The difference was then accreted over the redemption period (48 months beginning April 2001) using the straight-line method, which approximates the effective interest method. For the three and six months ended September 30, 2004, the Company recorded ($225,304) and $275,340, respectively, related to the accretion of the redemption value of preferred stock.

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

      In accordance with the above accounting standards, the Company calculates and records non-cash compensation related to its securities in the general and administrative expense line item in the Statements of Operations based on two primary items:

      a.    Stock-Based Award Issuances

      During the three months ended September 30, 2005 and 2004, the Company recorded $26,434 and $36,994, respectively, in non-cash compensation expense related to stock-based transactions that were issued to and vested by employees, officers, directors and consultants. During the six months ended September 30, 2005 and 2004, the Company recorded $1,063,393 and $41,202, respectively, in non-cash compensation expense related to stock-based transactions that were issued to and vested by employees, officers, directors and consultants.

      b. Option Modifications for Awards granted to Employees or Directors under APB No. 25

      On October 11, 2002, the Company repriced all outstanding options granted to employees prior to October 11, 2002 (4,284,108 shares at former prices ranging from $2.84 to $10.28) to the market price of $2.05 per share. Prior to the repricing modification, the options were accounted for as a fixed award under APB No. 25. In accordance with FIN 44, the repricing of the employee stock options requires additional compensation expense to be recognized and adjusted in subsequent periods for changes in the price of the Company's common stock that are in excess of the $2.05 stock price on the date of modification (additional intrinsic value). If there is a decrease in the market price of the Company's common stock compared to the prior reporting period, the reduction is recorded as compensation income to reverse all or a portion of the expense recognized in prior periods. Compensation income is limited to the original base exercise price (the intrinsic value) of the options. This variable accounting treatment for these modified stock options began with the quarter ended December 31, 2002 and such variable accounting treatment will continue until the related options have been cancelled, expired or exercised. There are 3,499,841 outstanding modified stock options remaining as of September 30, 2005. The Company recorded non-cash compensation expense/(income) of ($23,115) and ($158,166) for the three months ended September 30, 2005 and 2004, respectively, related to the modified options described above. The Company recorded non-cash compensation expense/(income) of ($192,556) and zero for the six months ended September 30, 2005 and 2004, respectively, related to the modified options described above.

(7)   Impairment of Property and Equipment

      In light of the Asset Sale and Supply Arrangements discussed in Note 8, the Company determined that it is more likely than not that a majority of its fixed assets related to production activities will be sold or disposed prior to the end of their useful life. These assets represent approximately 98% of the value of Property and Equipment. In accordance with SFAS No. 144, "Accounting for the Impairment of Disposal of Long-Term Assets," the Company wrote down the value of its assets to their estimated fair values in June 2005. The Company will continue to hold and use the assets until they are sold. Therefore, all assets will continue to be reported and depreciated under Property and Equipment in the Balance Sheet until they are sold. The Company estimated the fair value based on the sales price discussed below and the anticipated sales price related to any other assets plus future cash flows related to the assets from July 1, 2005 until the sale. Based on this estimate, the Company recorded an impairment of property and equipment of $7,896,554 in order to reflect a net fair value of its equipment in June 2005.

(8)   Disposal Activities

      On June 30, 2005, the Company entered into a Supply Agreement (the "Supply Agreement") with Schreiber Foods, Inc. ("Schreiber") whereby Schreiber will manufacture and distribute all of the Company's products. The Company simultaneously entered into an Asset Purchase Agreement with Schreiber whereby Schreiber will purchase substantially all of the Company's production machinery and equipment for a total of $8,700,000 (the "Proposed Asset Sale").

      The Proposed Asset Sale is expected to close on or about December 8, 2005. The closing is subject to the satisfaction of various conditions, including approval of the sale by the Company's stockholders and certain lenders. The Company is requesting the approval of its stockholders at a Special Meeting of Stockholders to be held on December 5, 2005. As stated in Note 2, the Company has already received the necessary approvals from its lenders.

      The initial term of the Supply Agreement is for a period of five years from the effective date of September 1, 2005 and is renewable at the Company's option for up to two additional five-year periods (for a total term of up to fifteen years). Since October 2005, Schreiber has begun to purchase the Company's remaining raw materials, ingredients and packaging at the Company's cost. In mid-November 2005, Schreiber will begin shipping the finished products to the Company or its customers, and will bill the Company for the production and shipments based on a pre-determined price matrix.

      The Supply Agreement provides for a contingent short-fall payment obligation by the Company if a specified production level is not met during the one-year period from September 1, 2006 to August 31, 2007. If a contingent short-fall payment is accrued after such one-year period, it may be reduced by the amount by which production levels in the one-year period from September 1, 2007 to August 31, 2008 exceeds the specified target level of production, if any. If the Proposed Asset Sale for $8,700,000, as contemplated by the Asset Purchase Agreement is not consummated, then the Company will not be required to pay any such short-fall payment.

      If the Company does not exercise its option to renew the Supply Agreement at the end of the initial five-year period, there is a cancellation charge of $1,500,000. If the Company does not exercise its option to renew the Supply Agreement at the end of the second five-year period, there is a cancellation charge of $750,000. If the Proposed Asset Sale for $8,700,000, as contemplated by the Asset Purchase Agreement is not consummated, then the Company will not be required to pay any such cancellation charge.

      The above transactions were communicated to the Company's employees on July 6, 2005. It is anticipated that by January 2006, 113 employee positions will be eliminated after the Proposed Asset Sale and the completion of moving all manufacturing operations to Schreiber. The Company is accounting for the costs associated with these transactions in accordance with SFAS No. 146, "Accounting for Costs Associated with an Exit or Disposal Activity," because the above arrangements are planned and controlled by management and materially change the manner in which the Company's business will be conducted. In accordance with SFAS No. 146, costs associated with disposal activities should be reported as a reduction of income from operations. For the three and six months ended September 30, 2005, the Company incurred and reported $499,556 and $754,567 as Costs of Disposal Activities in the Statement of Operations. These costs of disposal activities are comprised of employee termination costs and legal and consulting fees. The Company anticipates that in future periods, there will be additional disposal costs related to legal and consulting fees in addition to possible lease abandonment charges, which have not yet been incurred and therefore have not been accrued. The Company may be required to adjust its accrual and estimated expense related to employee termination costs if the actual timing of the terminations changes from original estimates.

      As of September 30, 2005, the Company has accrued the following costs associated with the above transactions:

                                                   Employee
                                                 Termination
                                                    Costs
                                               -----------------
     Balance March 31, 2005                    $            --
       Expensed                                        359,774
       Paid                                                 --
                                               -----------------
     Balance, September 30, 2005               $       359,774
                                               =================

(9)   Earnings Per Share

      The following is a reconciliation of basic net earnings (loss) per share to diluted net earnings (loss) per share:

                                                         THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                            SEPTEMBER 30,                           SEPTEMBER 30,
                                               -----------------------------------   ------------------------------------
                                                     2005                2004              2005               2004
                                               -----------------   ----------------  -----------------  ------------------
                                                                      RESTATED                              RESTATED
     Net income (loss) to common
       stockholders                          $      (1,416,138)  $         410,389 $     (10,560,252) $        (654,258)
                                               =================   ================  =================  ==================

     Weighted average shares outstanding -
       basic                                        20,045,953          15,767,924        19,358,496         15,717,439
     Potential shares "in-the-money" under
       stock option agreements                              --              43,643                --                 --
     Less:  Shares assumed repurchased
       under the treasury stock method                      --             (34,355)               --                 --
                                               -----------------   ----------------  -----------------  ------------------
     Weighted average shares outstanding -   $      20,045,953   $      15,777,212 $      19,358,496  $      15,717,439
       basic and diluted
                                               =================   ================  =================  ==================

     Basic and diluted net income (loss)
       per common share                      $          (0.07)   $           0.03  $          (0.55)  $          (0.04)
                                               =================   ================  =================  ==================

      Options for 5,059,809 shares and warrants for 648,213 shares have not been included in the computation of diluted net loss per common share for the three and six months ended September 30, 2005, as their effect would be antidilutive. Potential conversion of Series A convertible preferred stock for 2,148,829 shares, options for 4,783,701 shares and warrants for 1,235,356 shares have not been included in the computation of diluted net loss per common share for the six months ended September 30, 2004, as their effect would be antidilutive. Potential conversion of Series A convertible preferred stock for 2,148,829 shares, options for 4,740,058 shares and warrants for 1,235,356 shares have not been included in the computation of diluted net income per common share for the three months ended September 30, 2004, as their effect would be antidilutive.

(10)  Supplemental Cash Flow Information

      For purposes of the statement of cash flows, all highly liquid investments with a maturity date of three months or less are considered to be cash equivalents.

         Six months ended September 30,                             2005                2004
         --------------------------------------------------------------------- -------------------
         Non-cash financing and investing activities:
         Accrued preferred stock dividends                     $         --      $       80,398
         Accretion of discount on preferred stock                        --             275,340
         Purchase of equipment through a capital lease                   --              34,476

         Cash paid for:
         Interest                                                   571,876             433,391

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

      Because Mr. Morini is no longer performing ongoing services for the Company, the Company accrued and expensed the five-year cost of this agreement in October 2003. The total estimated costs expensed under this agreement were $1,830,329 of which $1,110,192 remained unpaid but accrued ($366,305 as short-term liabilities and $743,887 as long-term liabilities) as of September 30, 2005. The long-term portion will be paid out in nearly equal monthly installments ending in October 2008.

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

      In the event that the $12,772,200 loan is forgiven, the Company would reflect this amount as a forgiveness of debt in the Statement of Operations. In the event that Mr. Morini is unable to pay the loan when due and the Company forecloses on the shares, the Company will reflect a loss on collection for the amount, if any, that the value of the 2,914,286 underlying collateral shares are below the value of the note. Assuming the market price on September 30, 2005 of $1.61, the Company would reflect a loss of approximately $8,080,200 in the Statement of Operations. Although both of these scenarios will result in material losses to the Company's operations, it will not have any affect on the balance sheet since the $12,772,200 loan amount is already shown as a reduction to Stockholders' Equity.

      Christopher J. New

      On July 8, 2004, Christopher J. New resigned from his position as Chief Executive Officer in order to pursue other opportunities. In accordance with the Separation and Settlement Agreement between the Company and Mr. New, the Company recorded $444,883 related to the employment contract expense in July 2004. This settlement will be paid out in nearly equal installments over two years payable on the Company's regular payroll dates. As of September 30, 2005, the remaining unpaid but accrued balance reflected in short-term liabilities was $177,283.

(12)  Economic Dependence

      The Company had one customer that accounted for approximately 7% and 10% of sales in the three and six months ended September 30, 2005. As of September 30, 2005, the amount due from this customer is approximately 5% of the balance of accounts receivable. The Company had one customer that accounted for approximately 11% and 13% of sales in the three and six months ended September 30, 2004.

(13)  Subsequent Events

      In October 2005, pursuant to several Note and Warrant Purchase Agreements dated September 28, 2005, the Company received a $600,000 loan from Conversion Capital Master, Ltd., a $485,200 loan from SRB Greenway Capital (Q.P.), L.P., a $69,600 loan from SRB Greenway Capital, L.P., and a $45,200 loan from SRB Greenway Offshore Operating Fund, L.P. These loans were evidenced by unsecured promissory notes (the "Notes"). The Notes require monthly interest only payments at 3% above the bank prime rate of interest per the Federal Reserve Bank and mature on June 15, 2006. In consideration for the Notes and in accordance with an exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, the Company issued to Conversion Capital Master, Ltd., SRB Greenway Capital (Q.P.), L.P., SRB Greenway Capital, L.P., and SRB Greenway Offshore Operating Fund, L.P., warrants to purchase up to 150,000 shares, 121,300 shares, 17,400 shares, and 11,300 shares, respectively, of the Company's common stock at an exercise price equal to $1.53 (95% of the lowest closing price of the Company's common stock in the sixty calendar days immediately preceding October 17, 2005). The warrants fully vested on October 17, 2005 and can be exercised on or before the expiration date of October 17, 2008. Also in consideration for the Notes, the Company granted Conversion Capital Master, Ltd., SRB Greenway Capital (Q.P.), L.P., SRB Greenway Capital, L.P., and SRB Greenway Offshore Operating Fund, L.P. "piggy back" registration rights with respect to the shares underlying the warrants. In accordance with the accounting provisions of SFAS No. 123, the Company recorded the $210,731 initial fair value of the warrant as a discount to debt in October 2005. This discount will be amortized from October 2005 through June 2006.

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

This MD&A contains the following sections:

      o     Restatement

      o     Business Environment

      o     Critical Accounting Policies

      o     Recent Accounting Pronouncements

      o     Results of Operations

      o     Liquidity and Capital Resources

Restatement

This Form 10-Q and the restated fiscal 2005 financial statements included herein reflect a correction of our accounting and disclosure primarily related to the warrants that were outstanding during the term of our Series A convertible preferred stock, from April 2001 through October 2004. The issue relates to accounting for securities that are reflected as income or expense through earnings as non-cash charges. These non-cash charges do not affect our revenues, cash flows from past or future operations, or our liquidity. As discussed in
Note 5 of the financial statements, for the three and six months ended September 30, 2004, we have restated our financial statements to reflect a net income
(loss) of $223,091 and ($298,520), which reflects an additional income of $1,062,853 and $782,838, respectively, from what was previously reported for this period in the Form 10-Q for the quarterly period ended September 30, 2004.

Business Environment

General

Galaxy Nutritional Foods, Inc. (our "Company") is principally engaged in developing, manufacturing and marketing a variety of healthy cheese and dairy related products, as well as other cheese alternatives, and is a leading producer of dairy alternative products made with soy. These healthy cheese and dairy related products include low or no fat, no saturated fat, no trans-fat, low or no cholesterol and lactose-free varieties. These products are sold throughout the United States and internationally to customers in the retail and food service markets. Our company headquarters and manufacturing facilities are located in Orlando, Florida.

Our Company is currently in a transition period with respect to its manufacturing operations. We determined that our manufacturing capacity was significantly in excess of our requirements, and that it would be advantageous for us to outsource our manufacturing, packaging and delivery operations. On June 30, 2005, our Company and Schreiber Foods, Inc., a Wisconsin corporation ("Schreiber"), entered into a Supply Agreement, whereby we agreed that, among other things, as of November 1, 2005, Schreiber would become our sole source of supply of substantially all of our products and we would purchase our requirements of substantially all of our products exclusively from Schreiber. Schreiber has also agreed to deliver such products directly to our customers. The prices for such products are based on cost conversions determined by the parties from time to time.

In connection with the Supply Agreement, we also entered into an Asset Purchase Agreement, dated as of June 30, 2005, by and between Schreiber and our Company, whereby we agreed to sell our manufacturing equipment to Schreiber in exchange for $8,700,000, in cash, payable at closing. The closing of the sale is subject to approval by our stockholders and satisfaction of certain other conditions. If the stockholders do not approve the sale, we have agreed to consummate one or two alternative transactions designed to facilitate Schreiber's manufacturing responsibilities under the Supply Agreement. Regardless of whether the proposed asset sale is consummated, our Company will convert into a branded marketing company that will continue to market and sell our products, but will no longer manufacture all of our products.

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

In the second quarter of fiscal 2006, we launched a consumer marketing sales campaign focused on the following three primary strategies:

      o Consumer focused advertising. We plan to increase consumer advertising (in TV, magazine, and event sponsorship) and consumer promotions (for example, on-pack "cents off" coupons, "cents off" coupons delivered via newspapers, in-store product sampling, and product benefit communication at the point of purchase/shelf) that highlight and communicate the benefits of our products to meet the consumer demand for low fat, no cholesterol and high calcium products.

      o Increase retailer penetration and geographical distribution. By increasing our presence on the store shelves, we seek to increase household penetration and build market share in specific markets.

      o Increase brand awareness. We seek to increase sales by increasing our customer base and generating consumer awareness of new products or flavors through product trials and generating more repeat purchases on our Veggie(TM) brand through improved taste, color, aroma, texture and packaging.

We began the consumer television advertising campaign the first week in September 2005 for the West Coast, InterMountain and Minneapolis markets. In support of that advertising, we distributed coupons through the newspapers in all those markets as well. Initial sales data from these markets in the four weeks following the promotions, indicate that sales increased more than 10% from sales in the four weeks prior to the promotions. At this time, we are unable to determine if we will experience continued positive effects from the advertising campaigns. Thus, sales improvements in these four weeks are not necessarily indications of future results. We have also secured distribution of our new product snack dips and chipotle- flavored chunks with over 70% of our current customers. These new products have not had enough market time to impact sales, but we are hopeful that by the end fiscal 2006, they will contribute to increased sales and improved margins.

We believe that the combination of "healthy" product attributes, improved taste and product functionality will lead to better than expected consumer experiences with our products. Our focus is to transfer those improved consumer experiences into enhanced market share and increased sales of our higher margin products.

Recent Material Developments

      The Schreiber Transactions

      Asset Purchase Agreement

On June 30, 2005, we entered into an Asset Purchase Agreement for the sale of certain of our manufacturing and production equipment to Schreiber for $8,700,000 in cash (the "Proposed Asset Sale"). The Proposed Asset Sale is expected to close on or about December 8, 2005. The closing is subject to the satisfaction of various conditions, including approval of the sale by our stockholders and certain lenders. We are requesting the approval of our stockholders at a Special Meeting of Stockholders to be held on December 5, 2005. Additionally, we have already received the necessary approvals from our lenders.

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

      The Supply Agreement

On June 30, 2005, our Company and Schreiber entered into a Supply Agreement, whereby we agreed that, among other things, as of November 1, 2005, Schreiber will manufacture and distribute all of our products directly to our customers. The prices for such products are based on cost conversions determined by the parties from time to time. Other key provisions of the Supply Agreement are as follows:

      o The initial term of the Supply Agreement is for a period of five years from the effective date of September 1, 2005 and is renewable at our option for up to two additional five-year periods (for a total term of up to fifteen years). Since October 2005, Schreiber has begun to purchase our remaining raw materials, ingredients and packaging at our cost. In mid-November 2005, Schreiber will begin shipping the finished products to our Company or its customers, and will bill our Company for the production and shipments based on a pre-determined price matrix.

      o The Supply Agreement provides for a contingent short-fall payment obligation by our Company if a specified production level is not met during the one-year period from September 1, 2006 to August 31, 2007. If a contingent short-fall payment is accrued after such one-year period, it may be reduced by the amount by which production levels in the one-year period from September 1, 2007 to August 31, 2008 exceeds the specified target level of production, if any. If the Proposed Asset Sale for $8,700,000, as contemplated by the Asset Purchase Agreement is not consummated, then we will not be required to pay any such short-fall payment.

      o If we do not exercise our option to renew the Supply Agreement at the end of the initial five-year period, there is a cancellation charge of $1,500,000. If we do not exercise our option to renew the Supply Agreement at the end of the second five-year period, there is a cancellation charge of $750,000. If the Proposed Asset Sale for $8,700,000, as contemplated by the Asset Purchase Agreement is not consummated, then we will not be required to pay any such cancellation charge.

      o Schreiber is required to deliver products to our Company or our customers that are in compliance with our standards and specifications and all applicable laws. Schreiber will deliver all products within 10 business days of the effective date of such order, which is one business day after receipt of the order.

      o After the transfer of all production responsibilities to Schreiber, we may not manufacture any products governed by the Supply Agreement during the term of the Supply Agreement.

      o Schreiber may not manufacture our products or use any of our intellectual property other than pursuant to the terms of the Supply Agreement.

      o We may terminate the Supply Agreement if our stockholders do not approve the Proposed Asset Sale, by providing notice to Schreiber within 30 days of the date that our stockholders vote on, but do not approve, the Proposed Asset Sale. The effectiveness of such termination may not be more than 180 days after the date of such notice.

      o If we do not terminate the Supply Agreement and we are unable to consummate an alternative asset sale or use transaction with Schreiber (as described above) prior to January 1, 2006, then Schreiber may terminate the Supply Agreement by providing written notice to our Company prior to February 1, 2006. The effectiveness of such termination may not be less than 180 days after the date of such notice.

      o As indicated above, there are a number of conditions that must be met prior to the consummation of these transactions. There can be no guarantee that we will satisfy these conditions and, therefore, there can be no guarantee that the transactions will be consummated.

      Transition Challenges

We will face many challenges during this transition to solely a branded marketing company, including, but are not limited to, the following:

      o Coordinating customer shipments while the inventory and production equipment is in transit from our facilities to the Schreiber facilities;

      o Reserving enough inventory on-hand to fill customer orders while production equipment is in transit;

      o Maintaining consistent formulas and quality in our products after the transition;

      o Maintaining enough cash to build inventory and pay any severance arrangements during the transition;

      o Reducing production personnel and agreeing upon severance arrangements related to these personnel;

      o Negotiating with our lenders to the extent debt is not paid in full from the sale proceeds so that they will release their liens on the assets to permit the sale. If they will not agree to do so, we may be required to raise additional funds to pay our lenders in full prior to their maturity dates; and

      o Negotiating with the landlords of our leased premises to terminate or assign our lease or to sublease our facilities.

Each one of these events must be carefully timed and coordinated in order to avoid problems with cash flow, litigation, loss of customer sales, and other tangible and intangible effects. In the event the asset sale to Schreiber as contemplated by the Asset Purchase Agreement is not consummated, these challenges will be much more difficult to overcome and we will be faced with the additional challenge of seeking alternative options involving the sale of any manufacturing equipment not sold to Schreiber. There can be no assurance that any third party will offer to purchase our manufacturing equipment for a price equal to or greater than the price proposed to be paid by Schreiber, or that such equipment can otherwise be sold at all. Our failure to adequately address any of these challenges would negatively affect our business, results of operations and cash flows.

      Transaction Effect

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

Assuming that the sale of assets to Schreiber is completed in accordance with the Proposed Asset Sale and we continue to operate under the Supply Agreement with Schreiber, some of the effects of the transaction will be as follows:

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

      o We will be eliminating 115 employee positions and creating 5 new employee positions. Our anticipated total number of full-time employees after December 31, 2005 will be 31.

      o We will use all the proceeds to pay down accrued liabilities and short-term debt. Upon closing of the Proposed Asset Sale, we expect to pay $1,319,583 to the Orange County Tax Collector for accrued tangible property taxes and $7,361,985 to Beltway Capital Partners LLC to pay the term loan in full. Any remaining balance will be used to pay down our line of credit with Textron. Repayment of these liabilities will result in annual interest savings in excess of $800,000.

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

      Debt Maturity and Going Concern Issues

We have incurred substantial debt in connection with the financing of our business. The aggregate principal amount outstanding under our credit facilities is approximately $12,200,608 as of November 11, 2005. This amount includes a revolving line of credit from Textron Financial Corporation ("Textron") in the amount of $2,328,623, a note payable to Beltway Capital Partners LLC, successor by assignment from Wachovia Bank, ("Beltway") in the amount of $7,471,985, and several notes payable to certain shareholders (as described under Debt Financing) totaling $2,400,000. We anticipate that the proceeds from the sale of our assets to Schreiber will pay the Beltway term loan in full. However, in the event that the sale is not completed as anticipated, we will need to refinance the Beltway term loan on or before its maturity date of July 31, 2006. Additionally, we will need to refinance or raise proceeds to pay the Textron line of credit on or before its maturity date of May 26, 2006 and the notes payable to shareholders on or before their maturity date of June 15, 2006.

If we are unable to refinance or renew our existing credit facilities, or if additional financing is not available on terms acceptable to us, we will be unable to satisfy such facilities by their maturity dates. In such an event, Textron, Beltway and the shareholders could exercise their respective rights under their loan documents, which could include, among other things, declaring defaults under the loans and pursuing foreclosure on our assets that are pledged as collateral for such loans. If such an event occurred, it would be substantially more difficult for us to effectively continue the operation of our business, and it is unlikely that we would be able to continue as a going concern.

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

The effectiveness of the Trademark License Agreement and the Assignment of Accounts Receivable Agreement was conditioned upon Del providing us with proof, satisfactory to us, that (a) Del would be transferring to us under the Assignment of Accounts Receivable Agreement accounts receivable and purchase orders in excess of $400,000 and (b) that Wal-Mart, Inc. would consent to the transactions contemplated under both agreements. Del has not satisfied either of the foregoing conditions and we do not believe that it is likely that Del will be able to satisfy the conditions in the future. Although we waived the conditions as they relate to the Trademark License Agreement, we did not waive them with respect to the Assignment of Accounts Receivable Agreement. Currently, we are exploring our options in addressing the issues with Del related to the effectiveness and continuation of the Assignment of Accounts Receivable Agreement and Del's payment of our account receivable. On or about June 15, 2006, we ceased selling products under Del's trademarks and we allowed the Trademark License Agreement to expire according to its terms on September 30, 2005.

In the fourth quarter of fiscal 2005, we reserved nearly $1,550,000 in accounts receivable and wrote off $210,000 in inventory related to Del based upon our determination in April 2005 that collection from Del was questionable as of March 31, 2005. During the first quarter of fiscal 2006, we accrued approximately $40,000 in royalties under the Trademark License Agreement and offset them against the receivable owed to us by Del. During the six months ended September 30, 2005, we recorded approximately $261,000 in additional bad debt related to Del. As of September 30, 2005, all amounts owed by Del have been written off as uncollectible.

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

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of income and expense during the reporting periods presented. Our significant estimates include the allowance for doubtful accounts receivable, provision for obsolete inventory, valuation of deferred taxes, valuation of compensation expense on options and warrants, and accruals for disposal costs. Although we believe that these estimates are reasonable, actual results could differ from those estimates given a change in conditions or assumptions that have been consistently applied.

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

Based on the age of the receivable, cash collection history and past dilution in the receivables, we make an estimate of our anticipated bad debt, anticipated future authorized deductions due to current period activity and anticipated collections on non-authorized amounts that customers have currently deducted on past invoices. Based on this analysis, we reserved $1,186,000 and $797,000 for known and anticipated future credits and doubtful accounts at September 30, 2005 and 2004, respectively. The reserve is higher at September 30, 2005 primarily due to additional promotions that we initiated in August and September 2005. We believe that this estimate is reasonable, but there can be no assurance that our estimate will not change given a change in economic conditions or business conditions within the food industry, our individual customer base or our Company.

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

Deferred Taxes

Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. We have reserved our net deferred tax assets in full.

Valuation of Non-Cash Compensation

We have three stock-based employee compensation plans. Prior to April 1, 2003, we accounted for those plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," (APB No. 25), and related Interpretations.

Effective April 1, 2003, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," and apply SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," prospectively to all employee awards granted on or after April 1, 2003. Awards from our plans vest over periods ranging from immediate to five years. Therefore, the cost related to stock-based compensation included in the determination of net income for the periods is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS No. 123. The fair value of the stock-based award (including, but not limited to, restricted stock awards, stock option grants, and warrant issuances) is determined on the date of grant using the Black-Scholes pricing model and is expensed over the vesting period of the related award. The difference between the proforma and reported net loss per common share related to the issuance of employee stock options during the three and six months ended September 30, 2005 and 2004 ranged from nearly zero to $0.01.

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

                                       September 30,         September 30,
      Six Months Ended:                    2005                  2004
                                   --------------------  --------------------
      Dividend Yield                       None                  None
      Volatility                        24.9%-46.0%           44.0%-59.0%
      Risk Free Interest Rate           3.35%-3.45%           1.46%-3.96%
      Expected Lives in Months             1-36                  6-120

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

Disposal Costs

We have recorded significant accruals in connection with the Proposed Asset Sale and outsourcing arrangement with Schreiber. These accruals include estimates pertaining to employee termination costs and, in the future, may also include related abandonment of excess equipment and facilities and other potential costs. Actual costs may differ from these estimates or our estimates may change. In accordance with SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities", costs associated with restructuring activities are recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan. Given the significance and complexity of these activities, and the timing of the execution of such activities, the accrual process involves periodic reassessments of estimates made at the time the original decisions were made, including evaluating estimated employment terms and real estate market conditions for sub-lease rents. We will continually evaluate the adequacy of the remaining liabilities under our restructuring initiatives. Although we believe that these estimates accurately reflect the costs of our activities, actual results may differ, thereby requiring us to record additional provisions or reverse a portion of such provisions. Should the timing of employee terminations change, our estimate of restructuring expenses may have to be increased.

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

Results of Operations

                                     3-Months Ended September 30,                    6-Months Ended September 30,
                             ----------------------------------------------  ----------------------------------------------
                                2005        2004         $           %           2005        2004         $          %
                                                       Change     Change                                Change    Change
---------------------------------------------------------------------------  ----------------------------------------------
Net Sales                    10,438,225  11,900,553  (1,462,328)    -12.3%    20,289,378  23,092,231  (2,802,853)   -12.1%
Cost of Goods Sold            7,817,351   9,319,969  (1,502,618)    -16.1%    15,400,206  17,571,299  (2,171,093)   -12.4%
                             ----------------------------------------------  ----------------------------------------------
Gross Margin                  2,620,874   2,580,584      40,290       1.6%     4,889,172   5,520,932    (631,760)   -11.4%
                             ==============================================  ==============================================
Gross Profit %                     25.1%       21.7%                                24.1%       23.9%
                             ========================                        =========================

Net Sales

Net sales in the three and six months ended September 30, 2005 decreased 12% from net sales in such periods in the prior year primarily due to a decline in private label sales volume to Wal-Mart. During fiscal 2005, we sold indirectly to Wal-Mart through Del Sunshine, a private label customer, but beginning in April 2005, we began selling direct to Wal-Mart. During the first six months of fiscal 2005, Del accounted for approximately 13% of net sales. During the first six months of fiscal 2006, sales to Wal-Mart accounted for approximately 10% of net sales. Private label and imitation sales consist primarily of products that generate high sales volumes but lower gross margins. Sales also decreased in the first quarter of fiscal 2006 due to a package size change in our Veggie(TM) and Vegan products. Our customers did not reorder our products in the new package size until they had sold out every product in the old package size. The size change was completed by early September. Finally, sales declines can also be attributed to overall consumer resistance to the multiple price increases we have taken during the past fourteen months to offset our rising production costs.

Certain key initiatives and tactical actions were initiated by our Company during fiscal 2005 and will be continued throughout fiscal 2006. Such key initiatives and tactical actions for fiscal 2006 include, but are not limited to, the following:

      o Creating and communicating a new more meaningful brand position for our flagship Veggie(TM) brand and adding new products. The recent focus is to highlight the superior nutritional factors such as cholesterol and trans-fat free, as well as targeting a broader universe of consumers. We are attempting to attract incremental users by convincing users of conventional cheese that the Veggie(TM) brand items can satisfy their needs with great tasting nutrition. This is a departure from our past product positioning where physiological and medical requirements were a key driver in why consumers should buy the "healthy alternatives."

      o Improving product quality in terms of taste, color, aroma, and texture of our Veggie(TM) and Rice and Vegan products.

      o Reducing or eliminating most of our contract manufacturing customers due to the continued high cost of certain raw materials which result in gross margins that are below our acceptance level.

      o Continued emphasis and resource allocation of our marketing strategy to increase sales through consumer advertising (in TV, magazine, and event sponsorship) and consumer promotions (for example, on-pack "cents off" coupons, "cents off" coupons delivered via newspapers, in-store product sampling, product benefit communication at the point of purchase/shelf). These marketing campaigns were launched in the second quarter of fiscal 2006. In fiscal 2006, we saw an increase in sales through our consumer advertising and promotions, which highlighted and communicated the benefits of our products to meet the consumer demand for low fat, no cholesterol and and high calcium products. We experienced over a 10% increase in sales in those markets where there were consumer- advertising promotions in the second quarter of fiscal 2006.

While initial response from the advertising campaign in the limited markets are positive, we are unable to determine if we will experience continued positive effects from the advertising campaigns. Thus, sales improvements in the test markets in September 2006 are not necessarily indications of future results.

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

We anticipate that our direct sales to Wal-Mart will range between 5% and 10% of sales in fiscal 2006. Due to the reduction in our estimate of lower margin sales to Wal-Mart, we anticipate a decline of 5% and 10% in sales volume in fiscal 2006 compared to fiscal 2005, but we expect to continue to show improved margins so that the gross margin dollars in fiscal 2006 will exceed the gross margin dollars in fiscal 2005.

Cost of Goods Sold

Cost of goods sold was approximately 76% of net sales for each of the first six months of fiscal 2006 and 2005. However, we noted a 3% percentage point decrease in cost of goods sold to 75% of net sales in the second quarter of fiscal 2006 compared to 78% of net sales in the second quarter of fiscal 2005. This three percentage point decrease in cost of goods sold was primarily due to a $270,000 decrease in direct labor expenses and a $491,000 decrease in overhead costs. We experienced lower costs in direct labor and overhead costs as a result of improved production efficiencies and changes in the allocation of certain overhead costs to various departments. Certain allocation costs are allocated based on a square footage method. As a result of lower square footage in our production areas in fiscal 2006 compared to prior fiscal years, there is a higher percentage of overhead allocated to non-production departments beginning in April 2005. We anticipate that the cost of goods sold will also decrease as a result of the outsourcing arrangement with Schreiber. However, actual results could differ from our expectations.

We monitor our costs and production efficiencies through various ratios including pounds produced per hour and cost per pound sold and use these ratios to make decisions in purchasing, production and setting sales prices.

In the second quarter of fiscal 2006, gross margin has improved because casein prices have stabilized and our current sales mix of the branded and remaining private label products are able to give us a higher level of income. In fiscal 2006, we expect our annual gross profit percentage to improve over the annual fiscal 2005 levels because we have implemented price increases on some of our products, additional sales growth is expected in our higher margin products and we have eliminated certain low margin private label manufacturing accounts.

EBITDA

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

                                     3-Months Ended September 30,                     6-Months Ended September 30,
                             ----------------------------------------------  ------------------------------------------------
                                2005        2004         $          %           2005         2004          $           %
                                                       Change     Change                                 Change     Change
---------------------------------------------------------------------------  ------------------------------------------------
                                          Restated                                          Restated
Gross Margin                 2,620,874  2,580,584        40,290       1.6%    4,889,172   5,520,932       (631,760)   -11.4%
                             ----------------------------------------------  ------------------------------------------------
Selling                      1,557,547  1,572,470       (14,923)     -0.9%    2,493,792   3,032,870       (539,078)   -17.8%
Delivery                       726,078    615,257       110,821      18.0%    1,341,549   1,208,583        132,966     11.0%
Employment contract
  expense(2)                         -    444,883      (444,883)   -100.0%            -     444,883       (444,883)  -100.0%
General and administrative,
  including $3,319,
  ($121,172), $870,837 and
  $41,202 in non-cash stock
  compensation (1)             921,934    444,796       477,138     107.3%    2,523,464   1,240,512      1,282,952    103.4%
Research and development        89,052     78,932        10,120      12.8%      180,094     151,618         28,476     18.8%
Cost of disposal activities    499,556          -       499,556     100.0%      754,567           -        754,567    100.0%
Impairment of fixed assets           -          -             -       0.0%    7,896,554           -      7,896,554    100.0%
(Gain)Loss on disposal of
  assets                         6,242          -         6,242     100.0%        5,606           -          5,606    100.0%
                             ----------------------------------------------  ------------------------------------------------
Total operating expenses     3,800,409  3,156,338       644,071      20.4%   15,195,626   6,078,466      9,117,160    150.0%
                             ----------------------------------------------  ------------------------------------------------
Income (Loss) from
Operations(3)               (1,179,535)  (575,754)     (603,781)    104.9%  (10,306,454)   (557,534)   (9,748,920)   1748.6%

                                     3-Months Ended September 30,                     6-Months Ended September 30,
                             ----------------------------------------------  ------------------------------------------------
                                2005        2004         $          %           2005         2004          $           %
                                                       Change     Change                                 Change     Change
---------------------------------------------------------------------------  ------------------------------------------------
                                          Restated                                          Restated
Other Income (Expense), Net
Interest expense               (293,603) (264,008)      (29,595)     11.2%     (650,798)   (523,824)      (126,974)    24.2%
Derivative income                    -    442,606      (442,606)   -100.0%            -     321,487       (321,487)  -100.0%
Gain/(loss) on FV of
  warrants                      57,000    620,247     (563,247)     -90.8%      397,000     461,351        (64,351)   -13.9%
                             ----------------------------------------------  ------------------------------------------------
Total                         (236,603)   798,845    (1,035,448)   -129.6%     (253,798)    259,014       (512,812)  -198.0%
                             ----------------------------------------------  ------------------------------------------------

NET INCOME (LOSS)           (1,416,138)   223,091   (1,639,229)    -734.8%  (10,560,252)   (298,520)   (10,261,732)  3437.5%

Interest expense               293,603    264,008        29,595      11.2%      650,798     523,824        126,974     24.2%
Depreciation                   536,749    546,045       (9,296)      -1.7%    1,075,852   1,092,086        (16,234)    -1.5%
                             ----------------------------------------------  ------------------------------------------------
EBITDA, (a non-GAAP measure) (585,786)  1,033,144    (1,618,930)   -156.7%   (8,833,602)  1,317,390    (10,150,992)  -770.5%
                             ==============================================  ================================================

      (1) In our calculation of key financial measures, we exclude the non-cash compensation related to stock-based transactions because we believe that this item does not accurately reflect our current on-going operations. Many times non-cash compensation is calculated based on fluctuations in our stock price, which can skew the financial results dramatically up and down. The price of our common shares as traded on AMEX is outside our control and typically does not reflect our current operations. Additionally, this item is excluded by our lenders when calculating compliance with loan covenants.

      (2) In our calculation of key financial measures, we exclude the employment contract expenses related to Angelo S. Morini and Christopher J. New because we believe that these items do not reflect expenses related to our current on-going operations. Additionally, these items are excluded by our lenders when calculating compliance with loan covenants.

      (3) Operating Income (Loss) has declined due the increase in non-cash stock compensation expense as discussed below under general and administrative and the fixed asset impairment charges and disposal costs related to the Asset Purchase Agreement and the Supply Agreement with Schreiber as discussed under Recent Material Developments.

Selling

Selling expenses in the second quarter of fiscal 2006 compared to the second quarter of fiscal 2005 were nearly the same in dollars, but they were 2% higher as a percentage of net sales. This is due to increased promotion, demonstration and sampling costs in the second quarter of fiscal 2006. We anticipate that the selling expenses will continue to increase as a percentage of net sales due to large promotion and advertising campaigns that will be continue throughout fiscal 2006. We sell our products through our internal sales force and an independent broker network.

Selling expenses in the first six months of fiscal 2006 compared to the first six months of fiscal 2005 were lower in dollars, but 1% lower as a percentage of net sales due to lower promotion, demonstration and print advertising costs in the first quarter of fiscal 2006.

Delivery

Delivery expense is primarily a function of sales. In the past, delivery expense remained consistent at approximately 5% of net sales. However, this increased to 7% of net sales in the second quarter of fiscal 2006 due to higher fuel prices and surcharges charged by the transportation companies and due to higher overhead allocation charges as discussed under Cost Of Goods Sold.

After the anticipated transfer of all production and distribution responsibilities to Schreiber by the end of the third quarter of fiscal 2006, we expect our delivery expenses to decrease significantly as a result of an agreed upon delivery price per pound of product with Schreiber that is lower than our current delivery cost per pound of product.

General and administrative

General and administrative expenses increased in the first six months of fiscal 2006 due to approximately $830,000 in additional non-cash compensation related to stock-based transactions, as detailed below, approximately $261,000 of additional bad debt costs related to the Del Sunshine account as discussed under Recent Material Developments, $71,875 in liquidated damages accrued in related to a registration rights agreement as discussed below under Equity Financing, $65,000 additional insurance costs due to higher coverages and increased premiums effective in April 2005, and $135,000 in additional professional fees for legal and audit services due to additional contracts and SEC filings during the first six months of fiscal 2006.

In May 2003, we entered into a Master Distribution and Licensing Agreement (the Prior Agreement) with Fromageries Bel S.A. ("Bel"), a French corporation that is a leading branded cheese company in Europe. Under the agreement, we granted Bel exclusive distribution rights for our products in a territory comprised of the European Union States and to more than 21 other European countries and territories (the "Territory"). We also granted Bel the exclusive option during the term of the agreement to elect to manufacture the products designated by Bel for distribution in the Territory. Pursuant to a Termination, Settlement and Release Agreement signed on July 22, 2005 and effective February 15, 2005 (the "Termination Agreement"), the parties mutually agreed to cancel the Prior Agreement and to terminate the distribution relationship. In consideration for our time, effort and expenses incurred during the distribution relationship, Bel paid $150,000 to our Company. This payment was recorded as a reduction of general and administrative expenses in the second quarter of fiscal 2006.

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

The change in non-cash compensation related to stock-based transactions that are included in general and administrative expenses are detailed as follows:

                                    3-Months Ended September 30, 2005                6-Months Ended September 30, 2005
                              -----------------------------------------------  -----------------------------------------------
                                  2005        2004         $       % Change        2005        2004         $       % Change
                                                         Change                                           Change
-----------------------------------------------------------------------------  -----------------------------------------------
Stock-based award
  compensation - initial
  issuance                      26,434     36,994       (10,560)    -28.5%    1,063,393      41,202      1,022,191   2480.9%
Option modifications under
  APB 25 awards                (23,115)  (158,166)      135,051     -85.4%     (192,556)          -       (192,556)  -100.0%
                              -----------------------------------------------  -----------------------------------------------
Non-cash compensation related
to stock based transactions      3,319   (121,172)      124,491    -102.7%      870,837      41,202        829,635   2013.6%
                              ===============================================  ===============================================

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

In accordance with the above accounting standards, we calculate and record non-cash compensation related to our securities in the general and administrative line item in our Statements of Operations based on two primary items:

      a.    Stock-Based Award Issuances

      During the three months ended September 30, 2005 and 2004, we recorded $26,434 and $36,994, respectively, in non-cash compensation expense related to stock-based transactions that were issued to and vested by employees, officers, directors and consultants. During the six months ended September 30, 2005 and 2004, we recorded $1,063,393 and $41,202, respectively, in non-cash compensation expense related to stock-based transactions that were issued to and vested by employees, officers, directors and consultants.

      b. Option Modifications for Awards granted to Employees or Directors under APB No. 25

      On October 11, 2002, we repriced all outstanding options granted to employees prior to October 11, 2002 (4,284,108 shares at former prices ranging from $2.84 to $10.28) to the market price of $2.05 per share. Prior to the repricing modification, the options were accounted for as a fixed award under APB No. 25. In accordance with FIN 44, the repricing of the employee stock options requires additional compensation expense to be recognized and adjusted in subsequent periods for changes in the price of our common stock that are in excess of the $2.05 stock price on the date of modification (additional intrinsic value). If there is a decrease in the market price of our common stock compared to the prior reporting period, the reduction is recorded as compensation income to reverse all or a portion of the expense recognized in prior periods. Compensation income is limited to the original base exercise price (the intrinsic value) of the options. This variable accounting treatment for these modified stock options began with the quarter ended December 31, 2002 and such variable accounting treatment will continue until the related options have been cancelled, expired or exercised. There are 3,499,841 outstanding modified stock options remaining as of September 30, 2005. We recorded non-cash compensation expense/(income) of ($23,115) and ($158,166) for the three months ended September 30, 2005 and 2004, respectively, related to the modified options described above. We recorded non-cash compensation expense/(income) of ($192,556) and zero for the six months ended September 30, 2005 and 2004, respectively, related to the modified options described above.

Research and development

Research and development expense increased in the first six months of fiscal 2006 primarily due to the addition of one employee to the department during the first quarter of fiscal 2006. The remaining increase was due to higher overhead allocation charges during fiscal 2006 as discussed under Cost Of Goods Sold.

We anticipate that there may be a significant increase in research and development expenses in fiscal 2006 due to an increase in the number of personnel in the department and renewed focus on developing new products for the market.

Cost of disposal activities

We are accounting for the costs associated with the Schreiber transactions in accordance with SFAS No. 146, "Accounting for Costs Associated with an Exit or Disposal Activity," because the arrangements are planned and controlled by management and materially change the manner in which our business will be conducted. In accordance with SFAS No. 146, costs associated with disposal activities should be reported as a reduction of income from operations. For the three and six months ended September 30, 2005, we incurred and reported $499,556 and $754,567 as Costs of Disposal Activities in the Statement of Operations. These costs of disposal activities are comprised of employee termination costs and legal and consulting fees. During the second quarter of fiscal 2006, we accrued $359,774 in anticipated employee termination costs related to the termination of nearly 115 employee positions during the transition. We anticipate that in future periods, there will be additional disposal costs related to legal and consulting fees in addition to possible lease abandonment charges, which have not yet been incurred and therefore have not been accrued. We may be required to adjust our accrual and estimated expense related to employee termination costs if the actual timing of the terminations changes from original estimates.

Impairment of property and equipment

In light of the Schreiber transactions discussed above under Recent Material Developments, we determined that it is more likely than not that a majority of our fixed assets related to production activities will be sold or disposed prior to the end of their useful life. These assets represent approximately 98% of the value of property and equipment. In accordance with SFAS No. 144, "Accounting for the Impairment of Disposal of Long-Term Assets," we wrote down the value of our assets to their estimated fair values in June 2005. We will continue to hold and use the assets until they are sold. Therefore, all assets will continue to be reported and depreciated under Property and Equipment in the Balance Sheet until they are sold. We estimated the fair value based on the sales price in the Asset Purchase Agreement and the anticipated sales price related to any other assets plus future cash flows related to the assets from July 1, 2005 until the sale. Based on this estimate, we recorded an impairment of property and equipment of $7,896,554 in June 2005.

Other income and expense

Interest expense increased approximately $30,000 and $127,000 in the three and six months ended September 30, 2005, respectively, due to higher prime rates (on average 2.5% higher) and 3% higher rates charged by Textron Financial Corporation during May and June as further described below. We are incurring increased interest expense, and anticipate further increases during the first three quarters of fiscal 2006 compared to the first three quarters of fiscal 2005 due to increases in the floating interest rates used by our lenders which are based on prevailing market interest rates. However, assuming the consummation of the Asset Purchase Agreement as discussed under Recent Material Developments, we expect that our debt to Beltway will be paid in full and there will be a significant reduction in interest expense due to lower debt balances in the fourth quarter of fiscal 2006 as compared to the fourth quarter of fiscal 2005.

Derivative income/expense represents the adjustment for the change in the fair value of the embedded derivative in our Series A convertible preferred stock, which met the criteria for bifurcation and separate accounting under SFAS No.
133. The fair value of the embedded derivative was computed based on several factors including the underlying value of our common stock at the end of each quarter. This income was $442,606 and $321,487 in the three and six months ended September 30, 2005, respectively, but there was no income or expense in these comparative periods in fiscal 2006 because the Series A convertible preferred stock was partially converted and the remaining shares redeemed in the third quarter of fiscal 2005.

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

Additionally, pursuant to a Note and Warrant Purchase Agreement dated September 12, 2005, as further described under Debt Financing, we issued a warrant to purchase up to 300,000 shares of our common stock at an exercise price equal to $1.53 (95% of the lowest closing price of our common stock in the sixty calendar days immediately preceding October 17, 2005). In accordance with the accounting provisions of SFAS No. 123, we recorded the $234,000 initial fair value of the warrant as a discount to debt on September 12, 2005. This discount is being amortized from September 2005 through June 2006. We amortized $13,000 in the second quarter of fiscal 2006. Since the exercise price for the warrant was not fixed until October 17, 2005, we revalued the warrant obligation on September 30, 2005 and calculated a fair value of $177,000. The $57,000 difference between the initial value of the warrant and the value of the warrant on September 30, 2005 was recorded as a gain on fair value of warrants in the Statement of Operations.

During the second quarter of fiscal 2006 and 2005, we recorded a gain of $57,000 and $620,247 related to the change in the fair values of the warrants. During the first six months if fiscal 2006 and 2005, we recorded a gain of $340,000 and a 461,351, respectively, related to the change in the fair values of the warrants.

Liquidity And Capital Resources

                                                       6-Months Ended
                                      -------------------------------------------------
September 30,                             2005        2004          $       % Change
                                                                 Change
---------------------------------------------------------------------------------------
Cash from (used in) operating
activities                           (1,565,532)   (624,208)    (941,324)       150.8%
Cash from (used in) investing
activities                              (61,825)    (54,725)      (7,100)        13.0%
Cash from (used in) financing
activities                            1,065,575     652,734      412,841         63.2%
                                      -------------------------------------------------
Net increase (decrease) in cash        (561,782)    (26,199)    (535,583)      2044.3%
                                      =================================================

Operating and Investing Activities

Cash from operating activities declined in the first half of fiscal 2006 due to higher operating expenses and reductions in inventory levels related selling activities and the outsourcing transition costs described under Recent Material Developments. Additionally, accounts receivable is increasing back to its levels similar to those as of September 2004. The accounts receivable balance as of March 31, 2005 was lower than average for the sales volume due to a large reserve of nearly $1.6 million that was recorded as of March 31, 2005 (See Del Sunshine LLC under Recent Material Developments for further details). We are continually reviewing our collection practices, payment terms to vendors and inventory levels in order to maximize cash flow from operations.

Cash used in investing activities primarily relates to our purchase of office and manufacturing equipment in each fiscal period. We do not anticipate any large capital expenditures during fiscal 2006, but rather expect to receive substantial cash provided by investing activities from the consummation of the Proposed Asset Sale to Schreiber in the third quarter of fiscal 2006.

As part of the outsourcing transition, we expect to see a decrease in cash from operations due to the additional disposal costs. However, upon complete implementation in the fourth quarter of fiscal 2006, we expect to improve cash flows from operations due to the elimination of excess overhead costs and inventory costs. We will need additional cash to build up finished good inventory levels to maintain standard orders to customers and to pay one-time costs associated with the transition such as severance arrangements, and contract and lease cancellation fees. Based on current projections, we expect that much of the additional cash requirements will be returned in the sale of our usable raw materials and packaging inventory and production equipment to Schreiber in the third quarter of fiscal 2006.

Financing Activities

                                                       6-Months Ended
                                      -------------------------------------------------
September 30,                             2005        2004          $       % Change
                                                                 Change
---------------------------------------------------------------------------------------
Net borrowings (payments) on line of
credit and bank overdrafts             (1,052,424)    1,276,485  (2,328,909)    -182.4%
Net borrowings (payments) of debt and
capital leases & associated costs         374,578      (613,731)    988,309     -161.0%
Issuances of stock & associated
  costs                                 1,743,421       (10,020)  1,753,441    -17499.4%
                                      -------------------------------------------------
Cash from (used in) financing
activities                              1,065,575       652,734     412,841        63.2%
                                      =================================================

      Debt Financing

On May 27, 2003, we obtained from Textron Financial Corporation ("Textron") a revolving credit facility (the "Textron Loan") with a maximum principal amount of $7,500,000 pursuant to the terms and conditions of a Loan and Security Agreement dated May 27, 2003 (the "Textron Loan Agreement"). The Textron Loan is secured by our inventory, accounts receivable and all other assets. Generally, subject to the maximum principal amount, which can be borrowed under the Textron Loan and certain reserves that must be maintained during the term of the Textron Loan, the amount available under the Textron Loan for borrowing by our Company from time to time is equal to the sum of (i) 85% of the net amount of its eligible accounts receivable plus (ii) 60% of our eligible inventory not to exceed $3,500,000. Advances under the Textron Loan bear interest at a variable rate, adjusted on the first (1st) day of each month, equal to the prime rate plus 1.75% per annum (8.5% at September 30, 2005) calculated on the average cash borrowings for the preceding month. The initial term of the Textron Loan ends on May 26, 2006. As of September 30, 2005, the outstanding principal balance on the Textron Loan was $4,275,221.

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

Due to the Cost of Disposal Activities and Impairment of Property and Equipment, we fell below the requirements for the fixed charge coverage ratio and the adjusted tangible net worth requirements in the fixed charge coverage ratio and the adjusted tangible net worth calculation from June 30, 2005 through September 30, 2005. Effective October 1, 2005, we executed a fifth amendment to the Textron Loan Agreement that provided a waiver for the defaults in the fixed charge coverage ratio and the adjusted tangible net worth requirements, in addition to certain over-advances on the Textron Loan, during the periods from June 2005 through September 2005. The fifth amendment amends and replaces several financial covenants, allows eligibility for borrowing on inventory until December 31, 2005 and provides that the Textron Loan will expire at the end of the initial term on May 26, 2006. Additionally, Textron consented to the sale of our manufacturing equipment to Schreiber and the termination of their liens on the assets being sold. In exchange for the waiver and amendments, we paid a fee of $50,000, and has agreed to pay an administration fee in the following installments if the Textron Loan has not then been paid in full: 5,000 on February 1, 2006, $10,000 on March 1, 2006, $15,000 on April 1, 2006 and $20,000
May 1, 2006. We anticipate that we will be in compliance with the amended covenants and reporting requirements through the end of the term of the Textron Loan on May 26, 2006.

Simultaneous with the closing of the Textron Loan in May 2003, Wachovia Bank, N.A. successor by merger to SouthTrust Bank ("Wachovia") extended our Company a new term loan in the principal amount of $2,000,000. This term loan was consolidated with our March 2000 term loan with Wachovia, which had a then outstanding principal balance of $8,131,985 for a total term loan amount of $10,131,985. This term loan is secured by all of our equipment and certain related assets. Additionally, the term loan bears interest at Wachovia's Base Rate plus 1% (7.75% at September 30, 2005).

On June 30, 2005, we entered into a Loan Modification Agreement with Wachovia regarding its term loan. The agreement modified the following terms of the loan:
1) the loan will mature and be payable in full on July 31, 2006 instead of June 1, 2009; 2) the principal payments will remain at $110,000 per month with accrued interest at Wachovia's Base Rate plus 1% instead of increasing to $166,250 on July 1, 2005 as provided by the terms of the promissory note evidencing the loan; and 3) all covenants related to our tangible net worth, total liabilities to tangible net worth, and maximum funded debt to EBITDA ratios are waived and compliance is not required by us through the maturity of the loan on July 31, 2006. In connection with the agreement, we agreed to pay $60,000, of which $30,000 was paid upon execution of the agreement and $30,000 was paid on August 1, 2005. As required by the terms of the agreement, if we sell our equipment securing the loan as discussed under the Schreiber Transactions in Recent Material Developments above, the loan will be due and payable in full at the time of sale. Therefore, the proceeds from the sale of our manufacturing equipment to Schreiber will be used to pay the loan in full.

In September 2005, Wachovia assigned this term loan to Beltway Capital Partners LLC. The balance outstanding on the term loan as of September 30, 2005 was $7,691,985.

Pursuant to a Note and Warrant Purchase Agreement dated September 12, 2005, we received $1,200,000 as a loan from Mr. Frederick A. DeLuca, a greater than 10% shareholder, which loan was evidenced by an unsecured promissory note (the "Note"). The Note requires monthly interest only payments at 3% above the bank prime rate of interest per the Federal Reserve Bank and matures on June 15, 2006. In consideration for the Note and in accordance with an exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, we issued to Mr. DeLuca a warrant to purchase up to 300,000 shares of our common stock at an exercise price equal to $1.53 (95% of the lowest closing price of our common stock in the sixty calendar days immediately preceding October 17,
2005). The warrant fully vested on October 17, 2005 and can be exercised on or before the expiration date of October 17, 2008. Also in consideration for the Note, we granted Mr. DeLuca "piggy back" registration rights with respect to the shares underlying the warrant. In accordance with the accounting provisions of SFAS No. 123, we recorded the $234,000 initial fair value of the warrant as a discount to debt on September 12, 2005. This discount is being amortized from September 2005 through June 2006.

Pursuant to several Note and Warrant Purchase Agreements dated September 28, 2005, in October 2005, we received a $600,000 loan from Conversion Capital Master, Ltd., a $485,200 loan from SRB Greenway Capital (Q.P.), L.P., a $69,600 loan from SRB Greenway Capital, L.P., and a $45,200 loan from SRB Greenway Offshore Operating Fund, L.P. These loans were evidenced by unsecured promissory notes (the "Notes"). The Notes require monthly interest only payments at 3% above the bank prime rate of interest per the Federal Reserve Bank and mature on June 15, 2006. In consideration for the Notes and in accordance with an exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, we issued to Conversion Capital Master, Ltd., SRB Greenway Capital (Q.P.), L.P., SRB Greenway Capital, L.P., and SRB Greenway Offshore Operating Fund, L.P., warrants to purchase up to 150,000 shares, 121,300 shares, 17,400 shares, and 11,300 shares, respectively, of our common stock at an exercise price equal to $1.53 (95% of the lowest closing price of our common stock in the sixty calendar days immediately preceding October 17, 2005). The warrants fully vested on October 17, 2005 and can be exercised on or before the expiration date of October 17, 2008. Also in consideration for the Notes, we granted Conversion Capital Master, Ltd., SRB Greenway Capital (Q.P.), L.P., SRB Greenway Capital, L.P., and SRB Greenway Offshore Operating Fund, L.P. "piggy back" registration rights with respect to the shares underlying the warrants. In accordance with the accounting provisions of SFAS No. 123, we recorded the $210,731 initial fair value of the warrant as a discount to debt in October 2005. This discount will be amortized from October 2005 to June 2006.

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

In accordance with the accounting provisions of SFAS No. 123, we recorded $1,024,500 in non-cash compensation expense related to the reduction in the exercise price of the above-mentioned warrants in June 2005.

We used a portion of the proceeds from the warrant exercises to satisfy the $750,000 over-advance provided by Textron under the Fourth Amendment and Waiver to the Textron Loan Agreement, as described under Debt Financing and the remaining proceeds from the warrant exercises were used for working capital purposes.

In accordance with a registration rights agreement dated October 6, 2004 with Mr. Frederick DeLuca, we agreed that within 180 days we would file with the Securities and Exchange Commission ("SEC") and obtain effectiveness of a registration statement that included 2,000,000 shares issued in a private placement and 500,000 shares related to a stock purchase warrant. Per the terms of the agreement, if a registration statement was not filed, or did not become effective within 180 days, then in addition to any other rights Mr. DeLuca may have, we would be required to pay certain liquidated damages. We filed a registration statement on Form S-3 on March 14, 2005. However, this registration statement has not yet been declared effective. Mr. DeLuca granted an extension of time to have the registration statement declared effective by the SEC and waived all damages and remedies for failure to have an effective registration statement until September 1, 2005. As of September 1, 2005, we are accruing liquidated damages of $71,875 (2.5% times the product of 2,500,000 registerable shares and the share price of $1.15 per share) every thirty days until the registration statement becomes effective. We are in the process of completing a pre-effective amendment to the registration statement and will request acceleration of the effectiveness of the registration statement as soon after its filing as reasonably practicable.

Summary

As we continue with the Proposed Asset Sale and outsourcing transition, we anticipate that we will see additional non-recurring expenses, gains/losses from the sale of assets, and a general decrease in our line of credit with Textron due to no inventory for lending purposes. However, we expect that we will reduce interest bearing debt and property tax accruals by nearly $8,700,000 resulting in annual interest savings in excess of $800,000.

We believe that with the above debt service savings and anticipated reductions in our costs of goods sold beginning in January 2006, we will have enough cash to meet our needs for general operations through September 30, 2006. However, it is uncertain at this time if we will have enough cash from operations to repay the Textron Loan that matures in May 2006 and the aggregate of $2,400,000 in shareholder loans that mature in June 2006 as discussed under Debt Financing. If we cannot generate enough cash from operations and the sale of our assets by these maturity dates, and we are unable to refinance or renew these loans, or if additional financing is not available on terms acceptable to us, we will be unable to satisfy such facilities by their maturity dates. In such an event, Textron and the shareholders could exercise their respective rights under their loan documents, which could include, among other things, declaring defaults under the loans and pursuing foreclosure on our assets that are pledged as collateral for such loans. If such an event occurred, it would be substantially more difficult for us to effectively continue the operation of our business, and it is unlikely that we would be able to continue as a going concern.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk results primarily from fluctuations in interest rates. The interest rates on our outstanding debts to Wachovia and Textron are floating and based on the prevailing market interest rates. For market-based debt, interest rate changes generally do not affect the market value of the debt but do impact future interest expense and hence earnings and cash flows, assuming other factors remain unchanged. A theoretical 1% increase or decrease in market rates in effect on September 30, 2005 with respect to our debt as of such date would increase or decrease interest expense and hence reduce or increase the net income of our Company by approximately $132,000 per year or $33,000 per quarter.

Our sales during the quarters ended September 30, 2005 and 2004, which were denominated in a currency other than U.S. Dollars, were less than 5% of gross sales and no net assets were maintained in a functional currency other than U.
S. Dollars during such periods. However, further declines in the U.S. Dollar on the international market, may cause our foreign suppliers of raw materials, particularly casein, to increase their U.S. Dollar prices on future orders from our Company. Therefore, while we believe that the effects of changes in foreign currency exchange rates have not historically been significant to our operations or net assets, we are unable to forecast the effects that foreign currency exchange rates may have on our future operations.


Item 4. Controls and Procedures

As of September 30, 2005, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer ("CEO"), and the Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures to insure that the Company records, processes, summarizes and reports in a timely and effective manner the information required to be disclosed in reports filed with or submitted to the Securities and Exchange Commission. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective in timely bringing to their attention material information related to our Company required to be included in our periodic Securities and Exchange Commission filings, except for the control noted below. Since the date of this evaluation, there have been no changes in our internal controls or in other factors that are reasonably likely to materially affect those controls, except as noted below.

The CEO and CFO considered the restatement of our financial statements in October 2005 for the periods from March 31, 2001 through June 30, 2005 and concluded that such restatements were the result of a material weakness relating to the accounting and disclosure for complex and non-standard stockholders' equity transactions. To address our Company's material weakness related to the accounting and disclosure for complex and non-standard stockholders' equity transactions, we have enhanced our internal control processes in order to be able to comprehensively review the accounting and disclosure implications of such transactions on a timely basis. As part of the enhancement, we have subscribed to additional outside research materials and will consult with additional outside consultants to confirm our understanding of complex transactions, as necessary.

                           PART II. OTHER INFORMATION

Item 3. Defaults Upon Senior Securities

On May 27, 2003, we obtained from Textron Financial Corporation ("Textron") a revolving credit facility (the "Textron Loan") with a maximum principal amount of $7,500,000 pursuant to the terms and conditions of a Loan and Security Agreement dated May 27, 2003 (the "Textron Loan Agreement"). The Textron Loan is secured by our inventory, accounts receivable and all other assets. Generally, subject to the maximum principal amount, which can be borrowed under the Textron Loan and certain reserves that must be maintained during the term of the Textron Loan, the amount available under the Textron Loan for borrowing by our Company from time to time is equal to the sum of (i) 85% of the net amount of its eligible accounts receivable plus (ii) 60% of our eligible inventory not to exceed $3,500,000. Advances under the Textron Loan bear interest at a variable rate, adjusted on the first (1st) day of each month, equal to the prime rate plus 1.75% per annum (8.5% at September 30, 2005) calculated on the average cash borrowings for the preceding month. The initial term of the Textron Loan ends on May 26, 2006. As of September 30, 2005, the outstanding principal balance on the Textron Loan was $4,275,221.

The Textron Loan Agreement contains certain financial and operating covenants. On June 3, 2005, we executed a fourth amendment to the Textron Loan Agreement that provided a waiver on all the existing defaults for the fiscal quarters ended December 31, 2004 and March 31, 2005, and amended the fixed charge coverage ratio and the adjusted tangible net worth requirements for periods after March 31, 2005. Additionally, the fourth amendment allowed the Textron Loan to be in an over-advance position not to exceed $750,000 until July 31, 2005. In exchange for the waiver and amendments, our interest rate on the Textron Loan was set at Prime plus 4.75% and we paid a fee of $50,000 in four weekly installments of $12,500.

On June 16, 2005, we used a portion of the proceeds from the warrant exercises described in Note 5 to satisfy the $750,000 over-advance with Textron. In connection with the satisfaction of the over-advance, we agreed to immediately terminate Textron's obligation to permit any over-advances under the Textron Loan, which obligation was to expire on July 31, 2005. With the termination of the over-advance facility, the interest rate on the Textron Loan returned to its prior level of Prime plus 1.75%.

Due to the cost of disposal activities and impairment of property and equipment, we fell below the requirements in the fixed charge coverage ratio and the adjusted tangible net worth calculation from June 30, 2005 through September 30, 2005. Effective October 1, 2005, we executed a fifth amendment to the Textron Loan Agreement that provided a waiver for the defaults in the fixed charge coverage ratio and the adjusted tangible net worth requirements, in addition to certain over-advances on the Textron Loan, during the periods from June 2005 through September 2005. The fifth amendment amends and replaces several financial covenants, allows eligibility for borrowing on inventory until December 31, 2005 and provides that the Textron Loan will expire at the end of the initial term on May 26, 2006. Additionally, Textron has consented to the sale of our manufacturing equipment to Schreiber and the termination of their liens on the assets being sold. In exchange for the waiver and amendments, we paid a fee of $50,000, and has agreed to pay an administration fee in the following installments if the Textron Loan has not then been paid in full: 5,000 on February 1, 2006, $10,000 on March 1, 2006, $15,000 on April 1,
2006 and $20,000 May 1, 2006.

We anticipate that we will be in compliance with the amended covenants and reporting requirements through the end of the term of the Textron Loan on May 26, 2006.

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

Exhibit No                 Exhibit Description
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

*     4.25        Investor  relations  contract  between  Galaxy  Nutritional  Foods,  Inc. and R.J.  Falkner  dated as of
                  September 29, 2004 (Filed as Exhibit 4.25 on Form S-3 filed March 14, 2005.)

*     4.26        Asset  Purchase  Agreement  dated June 30, 2005 between  Galaxy  Nutritional  Foods,  Inc. and Schreiber
                  Foods, Inc. (Filed as Exhibit 4.25 on Form 8-K filed July 6, 2005.)

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

Exhibit No                 Exhibit Description
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

*    10.21        Termination,  Settlement and Release  Agreement  dated July 20, 2005 between Galaxy  Nutritional  Foods,
                  Inc. and Fromageries Bel S.A. (Filed as Exhibit 10.21 on Form 8-K filed July 26, 2005.)

*    10.22        Note and Warrant  Purchase  Agreement  dated  September  12, 2005  between  Galaxy  Nutritional
                  Foods, Inc. and Frederick A. DeLuca (Filed as Exhibit 10.22 on Form 8-K filed September 16, 2005.)

Exhibit No                 Exhibit Description
*    10.23        Note and Warrant  Purchase  Agreement  dated  September  28, 2005  between  Galaxy  Nutritional
                  Foods,  Inc. and Conversion  Capital  Master,  Ltd. (Filed as Exhibit 10.23 on Form 8-K filed October 4,
                  2005.)

*    10.24        Note and Warrant  Purchase  Agreement  dated  September  28, 2005  between  Galaxy  Nutritional
                  Foods, Inc. and SRB Greenway Capital, L.P. (Filed as Exhibit 10.24 on Form 8-K filed October 4, 2005.)

*    10.25        Note and Warrant  Purchase  Agreement  dated  September  28, 2005  between  Galaxy  Nutritional
                  Foods,  Inc. and SRB Greenway Capital (Q.P.),  L.P. (Filed as Exhibit 10.25 on Form 8-K filed October 4,
                  2005.)

*    10.26        Note and Warrant  Purchase  Agreement  dated  September  28, 2005  between  Galaxy  Nutritional
                  Foods,  Inc. and SRB Greenway  Offshore  Operating  Fund, L.P. (Filed as Exhibit 10.26 on Form 8-K filed
                  October 4, 2005.)

     10.27        First  Amendment to Note and Warrant  Purchase  Agreement  dated October 7, 2005 between Galaxy
                  Nutritional Foods, Inc. and Frederick A. DeLuca (Filed herewith.)

     10.28        Fifth  Amendment  to Loan and  Security  Agreement  dated  November  14,  2005  between  Galaxy
                  Nutritional Foods, Inc. and Textron Financial Corporation  (Filed herewith.)


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

                                   GALAXY NUTRITIONAL FOODS, INC.


Date: November 14, 2005            /s/ Michael E. Broll
                                   -------------------------------------------

                                   Michael E. Broll
                                   Chief Executive Officer
                                   (Principal Executive Officer)


Date: November 14, 2005            /s/ Salvatore J. Furnari
                                   -------------------------------------------
                                   Salvatore J. Furnari
                                   Chief Financial Officer
                                   (Principal Accounting and Financial Officer)