Form 10-Q
period 2005-12-31
GALAXY NUTRITIONAL FOODS INC
filed 2006-02-21
CIK 819527

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
       ------------------------------------------------------------------

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2005

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from_______ to ______

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act (Check one): Large accelerated filer |_| Accelerated filer |_| Non-accelerated filer |X|

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES |_| NO |X|

      On February 20, 2006, there were 20,054,623 shares of common stock, $.01 par value per share, outstanding.

                         GALAXY NUTRITIONAL FOODS, INC.

                               Index to Form 10-Q
                     For the Quarter Ended December 31, 2005

                                                                        PAGE NO.
                                                                        --------

PART I. FINANCIAL INFORMATION

   Item 1. Financial Statements

      Balance Sheets                                                        3
      Statements of Operations                                              4
      Statement of Stockholders' Equity (Deficit)                           5
      Statements of Cash Flows                                              6
      Notes to Financial Statements                                         7

   Item 2. Management's  Discussion and Analysis of Financial
           Condition and Results of Operations                             18

   Item 3. Quantitative and Qualitative Disclosures About Market Risk      33

   Item 4. Controls and Procedures                                         34

PART II. OTHER INFORMATION

   Item 1A. Risk Factors                                                   35

   Item 4. Submission of Matters to a Vote of Security Holders             37

   Item 6. Exhibits                                                        39

SIGNATURES                                                                 43

                          PART I. FINANCIAL INFORMATION
                         GALAXY NUTRITIONAL FOODS, INC.
                                 Balance Sheets

                                                                                  DECEMBER 31,     MARCH 31,
                                                                          Notes       2005            2005
                                                                          -----   ------------    ------------
                                                                                  (Unaudited)
                                  ASSETS
CURRENT ASSETS:
  Cash                                                                            $    378,954    $    561,782
  Trade receivables, net                                                             5,432,736       4,644,364
  Inventories                                                                          565,673       3,811,470
  Prepaid expenses and other                                                           634,856         219,592
                                                                                  ------------    ------------

         Total current assets                                                        7,012,219       9,237,208

PROPERTY AND EQUIPMENT, NET                                                  6         283,167      18,246,445
ASSETS HELD FOR SALE                                                         6          90,000              --
OTHER ASSETS                                                                           247,334         286,013
                                                                                  ------------    ------------

         TOTAL                                                                    $  7,632,720    $ 27,769,666
                                                                                  ============    ============


              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
  Line of credit                                                             2    $  2,238,722    $  5,458,479
  Accounts payable                                                                   3,545,015       3,057,266
  Accrued disposal costs                                                     7         602,762              --
  Accrued and other current liabilities                                      3         700,550       2,130,206
  Current portion of accrued employment contracts                           10         491,147         586,523
  Current portion of term notes payable                                      2       2,120,645       1,320,000
  Current portion of obligations under capital leases                                   31,464         194,042
                                                                                  ------------    ------------

         Total current liabilities                                                   9,730,305      12,746,516

ACCRUED EMPLOYMENT CONTRACTS, less current portion                          10         655,020         993,305
TERM NOTES PAYABLE, less current portion                                     2              --       6,921,985
OBLIGATIONS UNDER CAPITAL LEASES, less current portion                                  53,487          85,337
                                                                                  ------------    ------------

         Total liabilities                                                          10,438,812      20,747,143
                                                                                  ------------    ------------

COMMITMENTS AND CONTINGENCIES                                                               --              --

TEMPORARY EQUITY:
  Common stock, subject to registration                                      3              --       2,220,590

STOCKHOLDERS' EQUITY (DEFICIT):
  Common stock                                                                         200,513         164,115
  Additional paid-in capital                                                        71,379,694      65,838,227
  Accumulated deficit                                                              (70,622,981)    (48,307,748)
                                                                                  ------------    ------------

                                                                                       957,226      17,694,594
  Less: Note receivable arising from the exercise of stock options, net     10      (3,642,857)    (12,772,200)
        Treasury stock                                                                (120,461)       (120,461)
                                                                                  ------------    ------------

        Total stockholders' equity (deficit)                                        (2,806,092)      4,801,933
                                                                                  ------------    ------------

        TOTAL                                                                     $  7,632,720    $ 27,769,666
                                                                                  ============    ============

                 See accompanying notes to financial statements

                         GALAXY NUTRITIONAL FOODS, INC.
                            Statements of Operations
                                   (UNAUDITED)

                                                            THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                DECEMBER 31,                   DECEMBER 31,
                                                       ----------------------------    ----------------------------
                                               Notes       2005            2004            2005            2004
                                               -----   ------------    ------------    ------------    ------------
                                                   4                     RESTATED                        RESTATED
NET SALES                                              $  9,072,097    $ 10,632,877    $ 29,361,475    $ 33,725,108

COST OF GOODS SOLD                                        7,182,502       8,289,551      22,582,708      25,860,850
                                                       ------------    ------------    ------------    ------------
  Gross margin                                            1,889,595       2,343,326       6,778,767       7,864,258
                                                       ------------    ------------    ------------    ------------

OPERATING EXPENSES:
Selling                                                   1,161,751       1,213,549       3,655,543       4,246,419
Delivery                                                    544,665         549,379       1,886,214       1,757,962
Employment contract expense - general
  and administrative                              10             --              --              --         444,883
General and administrative, including
  $52,676, $176,186, $923,513 and
  $217,388 non-cash compensation
  related to stock based transactions              5      1,394,599         771,382       3,999,362       2,011,894
Research and development                                     75,961          74,861         256,055         226,479
Reserve on stockholder note receivable            10      9,129,343              --       9,129,343              --
Cost of disposal activities                        7        668,936              --       1,342,204              --
Impairment of property and equipment               6             --              --       7,896,554              --
Loss on sale of assets                             6         65,360              --          70,966              --
                                                       ------------    ------------    ------------    ------------
  Total operating expenses                               13,040,615       2,609,171      28,236,241       8,687,637
                                                       ------------    ------------    ------------    ------------

LOSS FROM OPERATIONS                                    (11,151,020)       (265,845)    (21,457,474)       (823,379)
                                                       ------------    ------------    ------------    ------------

OTHER INCOME (EXPENSE):
Interest expense                                           (595,692)       (288,556)     (1,246,490)       (812,380)
Derivative income (expense)                        4             --        (258,658)             --          62,829
Gain/(loss) on fair value of warrants            2,4         (8,269)       (202,414)        388,731         258,937
                                                       ------------    ------------    ------------    ------------
  Total other income (expense)                             (603,961)       (749,628)       (857,759)       (490,614)
                                                       ------------    ------------    ------------    ------------

NET LOSS                                               $(11,754,981)   $ (1,015,473)   $(22,315,233)   $ (1,313,993)

Less:
Preferred stock dividends                          4             --           2,174              --          82,572
Preferred stock accretion to
  redemption value                                 4             --          44,160              --         319,500
                                                       ------------    ------------    ------------    ------------

NET LOSS TO COMMON STOCKHOLDERS                        $(11,754,981)   $ (1,061,807)   $(22,315,233)   $ (1,716,065)
                                                       ============    ============    ============    ============

BASIC AND DILUTED NET LOSS PER COMMON SHARE        8   $      (0.59)   $      (0.06)   $      (1.14)   $      (0.10)
                                                       ============    ============    ============    ============

                 See accompanying notes to financial statements.

                         GALAXY NUTRITIONAL FOODS, INC.
                  Statements of Stockholders' Equity (Deficit)
                                   (UNAUDITED)

                             Common Stock                                                   Note
                        ----------------------                                           Receivable
                                                   Additional         Accumulated        for Common       Treasury
                          Shares     Par Value   Paid-In Capital        Deficit            Stock           Stock          Total
                        ----------   ---------   ---------------    ---------------    --------------    ----------    ------------
Balance at March 31,
  2005                  16,411,474   $ 164,115   $    65,838,227    $   (48,307,748)   $  (12,772,200)   $ (120,461)   $  4,801,933
Exercise of warrants     1,130,000      11,300         1,257,700                 --                --            --       1,269,000
Exercise of options          2,250          22             2,858                 --                --            --           2,880
Issuance of common
  stock under
  employee stock
  purchase plan              7,603          76            11,785                 --                --            --          11,861
Transfer of common
  stock from
  temporary equity       2,500,000      25,000         2,618,347                                                          2,643,347
Fair value of
  stock-based
  transactions                  --          --         1,843,333                 --                --            --       1,843,333
Non-cash compensation
  related to variable
  securities                    --          --          (192,556)                --                --            --        (192,556)
Reserve on
  stockholder note
  receivable                    --          --                --                 --         9,129,343            --       9,129,343
Net loss                        --          --                --        (22,315,233)               --            --     (22,315,233)
                        ----------   ---------   ---------------    ---------------    --------------    ----------    ------------

Balance at December
  31, 2005              20,051,327   $ 200,513   $    71,379,694    $   (70,622,981)   $   (3,642,857)   $ (120,461)   $ (2,806,092)
                        ==========   =========   ===============    ===============    ==============    ==========    ============

                 See accompanying notes to financial statements.

                         GALAXY NUTRITIONAL FOODS, INC.
                            Statements of Cash Flows
                                   (UNAUDITED)

Nine Months Ended December 31,                                    Notes       2005            2004
                                                                  -----   ------------    -----------
                                                                                           RESTATED
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                                                $(22,315,233)   $(1,313,993)
  Adjustments to reconcile net loss to net cash from (used in)
    operating activities:
      Depreciation and amortization                                          1,463,036      1,633,256
      Amortization of debt discount and financing costs                        424,016         65,881
      Provision for promotional deductions and losses on trade
        receivables                                                          1,543,025        109,000
      Provision for loss on stockholder note receivable              10      9,129,343             --
      Impairment and loss on sale of property and equipment           6      7,967,520             --
      Change in fair value of derivative instrument                   4             --        (62,829)
      (Gain) Loss on fair value of warrants                         2,4       (388,731)      (258,937)
      Non-cash compensation related to stock-based transactions     1,5        923,513        217,388
      (Increase) decrease in:
        Trade receivables                                                   (2,331,397)    (1,398,623)
        Inventories                                                          3,245,797       (370,817)
        Prepaid expenses and other                                            (415,264)        51,759
      Increase (decrease) in:
        Accounts payable                                                       487,749      1,026,304
        Accrued and other liabilities                                         (520,555)       120,973
                                                                          ------------    -----------

  NET CASH FROM (USED IN) OPERATING ACTIVITIES                                (787,181)      (180,638)
                                                                          ------------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                          (304,353)       (77,207)
  Proceeds from sale of equipment                                     6      8,747,075         34,482
                                                                          ------------    -----------

  NET CASH FROM (USED IN) INVESTING ACTIVITIES                               8,442,722        (42,725)
                                                                          ------------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:                                 9
  Net borrowings (payments) on line of credit                               (3,219,757)       941,426
  Borrowing on term notes payable                                     2      2,400,000             --
  Repayments on term notes payable                                    2     (8,241,985)      (810,000)
  Principal payments on capital lease obligations                             (194,428)      (190,282)
  Financing costs for long term debt                                          (288,697)            --
  Redemption of preferred stock                                                     --     (2,279,688)
  Proceeds from issuance of common stock, net of costs                              --      2,211,366
  Proceeds from issuance of common stock under employee stock
    purchase plan                                                               11,861         12,480
  Proceeds from exercise of common stock options                                 2,879             --
  Proceeds from exercise of common stock warrants, net of costs       4      1,691,758             --
                                                                          ------------    -----------

  NET CASH FROM (USED IN) FINANCING ACTIVITIES                              (7,838,369)      (114,698)
                                                                          ------------    -----------

NET INCREASE (DECREASE) IN CASH                                               (182,828)      (338,061)

CASH, BEGINNING OF PERIOD                                                      561,782        449,679
                                                                          ------------    -----------

CASH, END OF PERIOD                                                       $    378,954    $   111,618
                                                                          ============    ===========

                 See accompanying notes to financial statements.

                         GALAXY NUTRITIONAL FOODS, INC.
                          Notes To Financial Statements
                                   (UNAUDITED)

(1)   Summary of Significant Accounting Policies

      The unaudited financial statements have been prepared by Galaxy Nutritional Foods, Inc. (the "Company"), in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and applicable rules and regulations of the Securities and Exchange Commission. The accompanying financial statements contain all normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of such financial statements. Certain information and disclosures normally included in the financial statements prepared in accordance with GAAP have been omitted under such rules and regulations although the Company believes that the disclosures are adequate to make the information presented not misleading. The March 31, 2005 balance sheet data was derived from the audited financial statements, but does not include all disclosures required by GAAP. These unaudited financial statements should be read in conjunction with the financial statements and notes included on Form 10-K/A for the fiscal year ended March 31, 2005. Interim results of operations for the nine-month period ended December 31, 2005 may not necessarily be indicative of the results to be expected for the full year.

      Impairment of Long-Lived Assets

      In accordance with Statement of Financial Accounting Standard ("SFAS") No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets," the Company evaluates the carrying value of long-lived assets when circumstances indicate the carrying value of those assets may not be fully recoverable. The Company evaluates recoverability of long-lived assets held for use by comparing the net carrying value of an asset group to the estimated undiscounted cash flows (excluding interest) during the remaining life of the asset group. If such an evaluation indicates that the future undiscounted cash flows of certain long-lived asset groups are not sufficient to recover the carrying value of such asset groups, the assets are then adjusted to their fair values. The Company recorded an impairment of property and equipment in the first quarter of fiscal 2006 as discussed more fully in Note 6.

      Disposal Costs

      The Company has recorded significant accruals in connection with the asset sale and outsourcing arrangements with Schreiber Foods, Inc. These accruals include estimates pertaining to employee termination costs and abandonment of excess equipment and facilities and other potential costs. Actual costs may differ from these estimates or the Company's estimates may change. In accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," costs associated with restructuring activities are recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan. Given the significance and complexity of these activities, and the timing of the execution of such activities, the accrual process involves periodic reassessments of estimates made at the time the original decisions were made, including evaluating estimated employment terms, contract cancellation charges and real estate market conditions for sub-lease rents. The Company will continually evaluate the adequacy of the remaining liabilities under its restructuring initiatives. Although the Company believes that these estimates accurately reflect the costs of its activities, actual results may differ, thereby requiring the Company to record additional provisions or reverse a portion of such provisions.

      Stock Based Compensation

      The Company has three stock-based employee compensation plans. Prior to April 1, 2003, the Company accounted for those plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," (APB No. 25), and related Interpretations.

      Effective April 1, 2003, the Company adopted the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," and applies SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," prospectively to all employee awards granted on or after April 1, 2003. These standards require the Company to provide pro-forma information regarding net income (loss) and earnings (loss) per share amounts as if compensation cost for all the Company's employee and director stock-based awards had been determined in accordance with the fair value method prescribed in SFAS No. 123. Awards from the Company's plans vest over periods ranging from immediate to five years. Therefore, the cost related to stock-based compensation included in the determination of net income for the periods is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS No. 123.

      The Company estimated the fair value of each stock-based award during the periods presented by using the Black-Scholes pricing model with the following assumptions:

      Nine Months Ended:                             December 31,   December 31,
                                                         2005           2004
                                                     ------------   ------------
      Dividend Yield                                     None           None
      Volatility                                     24.9%-46.0%    44.0%-59.0%
      Risk Free Interest Rate                        3.35%-4.30%    1.46%-4.14%
      Expected Lives in Months                          1-120          1-120

      Under the accounting provisions of SFAS No. 123, the Company's net loss and net loss per basic and diluted share would have been reduced to the pro forma amounts indicated below:

                                                   THREE MONTHS ENDED              NINE MONTHS ENDED
                                                       DECEMBER 31,                   DECEMBER 31,
                                              ----------------------------    ---------------------------
                                                  2005            2004           2005             2004
                                              ------------    ------------    ------------    -----------
                                                               RESTATED                        RESTATED
Net loss to common stockholders as reported   $(11,754,981)   $ (1,061,807)   $(22,315,233)   $(1,716,065)
  Add: Stock-based compensation
    expense included in reported net
    income (loss)                                   52,676         176,186         923,513        217,388
  Deduct: Stock-based compensation
    expense determined under fair value
    based method for all awards                    (62,568)       (203,064)       (953,814)      (304,381)
                                              ------------    ------------    ------------    -----------
  Pro forma net loss to common
    stockholders                              $(11,764,873)   $ (1,088,685)   $(22,345,534)   $(1,803,058)
                                              ============    ============    ============    ===========

Net loss per common share:
  Basic & Diluted - as reported               $      (0.59)   $      (0.06)   $      (1.14)   $     (0.10)
                                              ============    ============    ============    ===========
  Basic & Diluted - pro forma                 $      (0.59)   $      (0.06)   $      (1.14)   $     (0.11)
                                              ============    ============    ============    ===========

      Net Income (Loss) per Common Share

      Net income (loss) per common share is computed by dividing net income or loss by the weighted average shares outstanding. Diluted income (loss) per common share is computed on the basis of weighted average shares outstanding plus potential common shares which would arise from the exercise of stock options and warrants.

      Use of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expense during the reporting period. The Company's significant estimates include the allowance for doubtful accounts receivable, which is made up of reserves for promotions, discounts and bad debts, reserve on stockholder note receivable, provision for obsolete inventory, valuation of deferred taxes, valuation of compensation expense on options and warrants, and accruals for disposal costs. Actual results could differ from those estimates.

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

      Recent Accounting Pronouncements

      In November 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 151, "Inventory Costs, an amendment of Accounting Research Bulletin No. 43, Chapter 4." SFAS No. 151 requires that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) be recorded as current period charges and that the allocation of fixed production overheads to inventory be based on the normal capacity of the production facilities. SFAS No. 151 is effective during fiscal years beginning after June 15, 2005, although earlier application is permitted. The Company believes that the adoption of this standard will not have a significant impact on its financial position, results of operations or cash flows.

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

      In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets an Amendment of APB Opinion No. 29." SFAS No. 153 amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets from being measured based on the fair value of the assets exchanged. SFAS No. 153 now provides a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 is effective for fiscal periods beginning after June 15, 2005. The Company believes that the adoption of this standard will not have a significant impact on its financial position, results of operations or cash flows.

      In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and SFAS No. 3." SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle and a change required by an accounting pronouncement when the pronouncement does not include specific transition provisions. SFAS No. 154 requires retrospective application of changes as if the new accounting principle had always been used. SFAS No. 154 is effective for fiscal years beginning after December 15, 2005. The Company believes that the adoption of this standard will not have a significant impact on its financial position, results of operations or cash flows.

(2) Line of Credit, Notes Payable and Going Concern On May 27, 2003, the Company obtained from Textron Financial

      Corporation ("Textron") a revolving credit facility (the "Textron Loan") with a maximum principal amount of $7,500,000 pursuant to the terms and conditions of a Loan and Security Agreement dated May 27, 2003 (the "Textron Loan Agreement"). The Textron Loan is secured by the Company's inventory, accounts receivable and all other assets. Generally, subject to the maximum principal amount which can be borrowed under the Textron Loan and certain reserves that must be maintained during the term of the Textron Loan, the amount available under the Textron Loan for borrowing by the Company from time to time is equal to the sum of (i) 85% of the net amount of its eligible accounts receivable plus (ii) until December 31, 2005, 60% of the Company's eligible inventory not to exceed $3,500,000. After December 31, 2005, there is no borrowing available on inventory since it is not produced or held by the Company. Advances under the Textron Loan bear interest at a variable rate, adjusted on the first (1st) day of each month, equal to the prime rate plus 1.75% per annum (9.0% at December 31, 2005) calculated on the average cash borrowings for the preceding month. The initial term of the Textron loan ends on May 26, 2006. As of December 31, 2005, the outstanding principal balance on the Textron Loan was $2,238,722.

      The Textron Loan Agreement contains certain financial and operating covenants. On June 3, 2005, the Company executed a fourth amendment to the Textron Loan Agreement that provided a waiver on all the existing defaults for the fiscal quarters ended December 31, 2004 and March 31, 2005, and amended the fixed charge coverage ratio and the adjusted tangible net worth requirements for periods after March 31, 2005. Additionally, the fourth amendment allowed the Textron Loan to be in an over-advance position not to exceed $750,000 until July 31, 2005. In exchange for the waiver and amendments, the Company's interest rate on the Textron Loan was set at Prime plus 4.75% and the Company paid a fee of $50,000.

      On June 16, 2005, the Company used a portion of the proceeds from the warrant exercises described in Note 4 to satisfy the $750,000 over-advance with Textron. In connection with the satisfaction of the over-advance, the Company agreed to immediately terminate Textron's obligation to permit any over-advances under the Textron Loan, which obligation was to expire on July 31, 2005. With the termination of the over-advance facility, the interest rate on the Textron Loan returned to its prior level of Prime plus 1.75%.

      Due to the cost of disposal activities and impairment of property and equipment (as discussed in Notes 6 and 7), the Company fell below the requirements in the fixed charge coverage ratio and the adjusted tangible net worth calculation from June 30, 2005 through September 30, 2005. Effective October 1, 2005, the Company executed a fifth amendment to the Textron Loan Agreement that provided a waiver for the defaults in the fixed charge coverage ratio and the adjusted tangible net worth requirements, in addition to certain over-advances on the Textron Loan, during the periods from June 2005 through September 2005. The fifth amendment amends and replaces several financial covenants, allows eligibility for borrowing on inventory until December 31, 2005 and provides that the Textron Loan will expire at the end of the initial term on May 26, 2006. Additionally, Textron consented to the sale of the Company's manufacturing equipment to Schreiber and the terminated their liens on those assets. In exchange for the waiver and amendments, the Company paid a fee of $50,000, and has agreed to pay an administration fee in the following installments if the Textron Loan has not then been paid in full: $5,000 on February 1, 2006, $10,000 on March 1, 2006, $15,000 on
      April 1, 2006 and $20,000 May 1, 2006. The Company anticipates that it will be in compliance with the amended covenants and reporting requirements through the end of the term of the Textron Loan on May 26, 2006.

      Simultaneous with the closing of the Textron Loan in May 2003, Wachovia Bank, N.A. successor by merger to SouthTrust Bank ("Wachovia") extended the Company a new term loan in the principal amount of $2,000,000. This term loan was consolidated with the Company's March 2000 term loan with Wachovia, which had a then outstanding principal balance of $8,131,985 for a total term loan amount of $10,131,985. This term loan was secured by all of the Company's equipment and certain related assets. Additionally, the term loan bore interest at Wachovia's Base Rate plus 1%.

      On June 30, 2005, the Company entered into a Loan Modification Agreement with Wachovia regarding its term loan. The agreement modified the following terms of the loan: 1) the loan will mature and be payable in full on July 31, 2006 instead of June 1, 2009; 2) the principal payments will remain at $110,000 per month with accrued interest at Wachovia's Base Rate plus 1% instead of increasing to $166,250 on July 1, 2005 as provided by the terms of the promissory note evidencing the loan; and 3) all covenants related to the Company's tangible net worth, total liabilities to tangible net worth, and maximum funded debt to EBITDA ratios are waived and compliance is not required by the Company through the maturity of the loan on July 31, 2006. In connection with the agreement, the Company paid $60,000, of which $30,000 was paid upon execution of the agreement and $30,000 was paid on August 1, 2005.

      In September 2005, Wachovia assigned this term loan to Beltway Capital Partners LLC. This loan was paid in full upon the sale of the equipment to Schreiber on December 8, 2005. Beltway received proceeds of $7,374,299 of which $7,361,985 was for principal and $12,314 was for interest and associated closing costs.

      Pursuant to a Note and Warrant Purchase Agreement dated September 12, 2005, the Company received $1,200,000 as a loan from Mr. Frederick A.
      DeLuca, a greater than 10% shareholder. In October 2005, pursuant to several Note and Warrant Purchase Agreements dated September 28, 2005, the Company received a $600,000 loan from Conversion Capital Master, Ltd., a $485,200 loan from SRB Greenway Capital (Q.P.), L.P., a $69,600 loan from SRB Greenway Capital, L.P., and a $45,200 loan from SRB Greenway Offshore Operating Fund, L.P. The combined total of these loans is $2,400,000. The loans are evidenced by unsecured promissory notes (the "Notes") held by the above referenced parties (the "Note Holders"). The Notes require monthly interest-only payments at 3% above the bank prime rate of interest per the Federal Reserve Bank and mature on June 15, 2006. In consideration for the Notes and in accordance with an exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, the Company issued to Mr. DeLuca, Conversion Capital Master, Ltd., SRB Greenway Capital (Q.P.), L.P., SRB Greenway Capital, L.P., and SRB Greenway Offshore Operating Fund, L.P., warrants to purchase up to 300,000 shares, 150,000 shares, 121,300 shares, 17,400 shares, and 11,300 shares, respectively, of the Company's common stock at an exercise price equal to $1.53 (95% of the lowest closing price of the Company's common stock in the sixty calendar days immediately preceding October 17, 2005). The warrants fully vested on October 17, 2005 and can be exercised on or before the expiration date of October 17, 2008. Also in consideration for the Notes, the Company granted the Note Holders "piggy back" registration rights with respect to the shares underlying the warrants. These shares were registered on December 30, 2005.

      In accordance with the accounting provisions of SFAS No. 123, the Company recorded the $444,731 initial fair value of the warrants, upon their issuance, as a discount to debt. This discount is being amortized from September 2005 through June 2006. The Company amortized $152,376 and $165,376 in the three and nine months ended December 31, 2005, respectively. As of December 31, 2005, the outstanding principal balance of $2,400,000 on the Notes less the remaining debt discount is $2,120,645.

      Since the exercise price for the warrants was not fixed until October 17, 2005, the Company revalued the warrants on October 17, 2005 and calculated a fair value of $396,000. The $48,731 difference between the initial $444,731 value of the warrants and the value of the warrants on October 17, 205 was recorded as a gain on fair value of warrants in the Statement of Operations.

      If the Company is unable to generate enough cash from operations and the sale of its remaining assets that are held for sale and it is unable to refinance or renew the Company's existing credit facilities with Textron and the Note Holders, or if additional financing is not available on terms acceptable to us, the Company will be unable to satisfy such facilities by their maturity dates in May 2006 and June 2006, respectively. In such an event, Textron and the Note Holders could exercise their respective rights under their loan documents, which could include, among other things, declaring defaults under the loans and pursuing foreclosure on the Company's assets that are pledged as collateral for such loans. If such an event occurred, it would be substantially more difficult for us to effectively continue the operation of the Company's business, and it is unlikely that the Company would be able to continue as a going concern.

(3)   Accrued and Other Current Liabilities

      Accrued and other current liabilities are summarized as follows:

                                         December 31, 2005   March 31, 2005
                                         -----------------   --------------
      Tangible personal property taxes   $              --   $    1,049,841
      Warrant liability                                 --          740,000
      Registration rights penalty                  285,104               --
      Other                                        415,446          340,365
                                         -----------------   --------------
      Total                              $         700,550   $    2,130,206
                                         =================   ==============


      In accordance with a registration rights agreement dated October 6, 2004, the Company agreed that within 180 days it would file with the Securities and Exchange Commission ("SEC") and obtain effectiveness of a registration statement that included 2,000,000 shares issued in a private placement and 500,000 shares related to a stock purchase warrant. Per the terms of the agreement, if a registration statement was not filed, or did not become effective within 180 days, then in addition to any other rights the investor may have, the Company would be required to pay certain liquidated damages. The Company filed a registration statement on Form S-3 on March 14, 2005. However, the registration was not declared effective until December 30, 2005. The investor granted an extension of time to have the registration statement declared effective by the SEC and waived all damages and remedies for failure to have an effective registration statement until September 1, 2005. From September 2, 2005 through December 29, 2005, the Company accrued liquidated damages of $285,104 (2.5% times the product of 2,500,000 registerable shares and the share price of $1.15 per share every thirty days).

      In accordance with Emerging Issues Task Force ("EITF") Issue 00-19 "Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled in the Company's Own Stock," and EITF 05-04 "The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF 00-19," because the maximum potential liquidated damages as described above may be greater than the difference in fair values between registered and unregistered shares, the value of the common stock subject to registration was classified as temporary equity. In December 2005, the Company reclassified the $2,680,590 value of common stock that was registered less an additional $37,243 in registration costs into permanent equity.

(4)   Capital Stock

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

      In accordance with EITF 00-19 and the terms of the above warrant for 500,000 shares of common stock, the fair value of the warrant was accounted for as a liability, with an offsetting reduction to the carrying value of the common stock. On March 31, 2005, the fair value of the warrant was estimated using the Black-Scholes pricing model to be $740,000 and on June 16, 2005, the fair value was estimated to be $400,000. The $340,000 change in fair value was reflected as a gain on the fair value of warrants line item in the Statement of Operations during the three months ended June 30, 2005. The warrant liability was moved to equity upon the exercise of the warrant.

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

      The Company originally concluded under EITF 00-19, that the conversion feature was conventional and that there was no need to separate the conversion right during the period the Series A convertible preferred shares were outstanding. Subsequent to the redemption of the remaining preferred shares, it has been determined that certain features of the conversion option resulted in treatment different from that historically reflected.

      The preferred stock was a fixed-income security with no participating rights and the dividend was 10% per annum in the first year and 8% per annum in the second, third and fourth years. Therefore, consistent with paragraph 61(l) of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," the Company has concluded that the conversion option was not clearly and closely related to the host instrument. Ordinarily, an issuer does not need to separate a conversion right from a convertible instrument. However, in accordance with paragraph 4 of EITF 00-19, the Company has determined that, due to the fact that the embedded conversion option contained a provision that could have resulted in a conversion into an indeterminable number of common shares, the conversion feature was in fact "unconventional". Further, since the conversion right embedded in the preferred stock has been considered a derivative, the related dividends are also considered derivative instruments. As a result, the embedded derivative was a liability that was required to be separated from the preferred stock and this liability should have been marked to market during reporting periods. The fair value of the derivative instruments was determined using the Black-Scholes pricing model. Based on this determination, the Company adjusted its results for the three and nine months ended December 31, 2004 to reflect a derivative (expense) income of ($258,658) and $62,829, respectively, related to the change in the fair value of the embedded derivative instruments. There is no derivative liability as of December 31, 2004 because the Series A convertible preferred stock was partially converted and the remaining shares redeemed on October 6, 2004.

      Additionally, since the conversion of the Series A convertible preferred stock could have resulted in a conversion into an indeterminable number of common shares, the Company has determined that under the guidance in paragraph 24 of EITF 00-19, it was prohibited from concluding that it had sufficient authorized and unissued shares to net-share settle any warrants or options issued to non-employees. Therefore, the Company has reclassified to a liability the fair value of all warrants and options issued to non-employees that were outstanding during the period that the Series A convertible preferred stock was outstanding from April 2001 to October 2004. The fair value of the warrants was determined using the Black-Scholes pricing model. Any changes in the fair value of the securities after the initial valuation in April 2001 should have been marked to market during reporting periods. During the three and nine months ended December 31, 2004, the Company reclassified an expense of $185,000 related to the revaluation of warrants out of general and administrative and into the fair value of warrants. For the three and nine months ended December 31, 2004, the Company has restated to record a
      (loss) gain on the fair value of warrants of ($202,414) and $258,937, respectively.

      The following table summarizes the changes in the Statement of Operations for the three months ended December 31, 2004:

                                              As Previously
                                                Reported       Adjustment    As Restated
                                              -------------    ----------    -----------
Income (Loss) From Operations                 $    (450,845)   $  185,000    $  (265,845)
  Interest Expense                                 (288,556)           --       (288,556)
  Derivative Income (Expense)                            --      (258,658)      (258,658)
  Gain (loss) on Fair Value of Warrants                  --      (202,414)      (202,414)
                                              -------------    ----------    -----------
Net Income (Loss)                                  (739,401)     (276,072)    (1,015,473)
  Less:
  Preferred Stock Dividends                              --         2,174          2,174
  Preferred Stock Accretion to
    Redemption Value                                     --        44,160         44,160
                                              -------------    ----------    -----------
Net Income (Loss) to Common Stockholders      $    (739,401)   $ (322,406)   $(1,061,807)
                                              =============    ==========    ===========
Basic and Diluted Net Loss per Common Share   $       (0.04)   $    (0.02)   $     (0.06)
                                              =============    ==========    ===========


      The following table summarizes the changes in the Statement of Operations for the nine months ended December 31, 2004:

                                              As Previously
                                                Reported       Adjustment   As Restated
                                              -------------    ----------   -----------
Income (Loss) From Operations                 $  (1,008,379)   $  185,000   $  (823,379)
  Interest Expense                                 (812,380)           --      (812,380)
  Derivative Income (Expense)                            --        62,829        62,829
  Gain (loss) on Fair Value of Warrants                  --       258,937       258,937
                                              -------------    ----------   -----------
Net Income (Loss)                                (1,820,759)      506,766    (1,313,993)
  Less:
  Preferred Stock Dividends                          82,572            --        82,572
  Preferred Stock Accretion to
    Redemption Value                                203,605       115,895       319,500
                                              -------------    ----------   -----------
Net Income (Loss) to Common Stockholders      $  (2,106,936)   $  390,871   $(1,716,065)
                                              =============    ==========   ===========
Basic and Diluted Net Loss per Common Share   $       (0.13)   $     0.03   $     (0.10)
                                              =============    ==========   ===========


      The Series A Preferred Holders had the right to receive on any outstanding share of Series A convertible preferred stock a ten percent dividend, payable one year after the issuance of such preferred stock, and an eight percent dividend for the subsequent three years thereafter, payable in either cash or shares of preferred stock. For the three and nine months ended December 31, 2004, the Company recorded preferred dividends of $2,174 and $82,572, respectively, on the outstanding shares of the Series A convertible preferred stock.

      On April 6, 2001, the Company recorded the initial carrying value of the preferred stock as $521,848. Each quarter the Company calculated an estimated redemption value of the remaining preferred stock and then calculated the difference between the initial carrying value and this estimated redemption value. The difference was then accreted over the redemption period (48 months beginning April 2001) using the straight-line method, which approximates the effective interest method. For the three and nine months ended December 31, 2004, the Company recorded $44,160 and $319,500, respectively, related to the accretion of the redemption value of preferred stock.

(5)   Non-Cash Compensation Related to Stock-Based Transactions

      Effective  April 1,  2003,  the  Company  elected  to record  compensation expense measured at fair value for all stock-based award transactions (including, but not limited to, restricted stock awards, stock option grants, and warrant issuances) granted on or after April 1, 2003 under the provisions of SFAS No. 123. Prior to April 1, 2003, the Company only recorded the fair value of stock-based awards granted to non-employees or non-directors under the provisions of SFAS No. 123. The fair value of the stock-based award is determined on the date of grant using the Black-Scholes pricing model and is expensed over the vesting period of the related award. Prior to April 1, 2003, the Company accounted for its stock-based employee and director compensation plans under the accounting provisions of APB No. 25 as interpreted by FASB Interpretation No. 44 ("FIN 44"). Any modifications of fixed stock options or awards granted to employees or directors originally accounted for under APB No. 25 may result in additional compensation expense under the provisions of FIN 44.

      In accordance with the above accounting standards, the Company calculates and records non-cash compensation related to its securities in the general and administrative expense line item in the Statements of Operations based on two primary items:

      a. Stock-Based Award Issuances and Modifications under SFAS No. 123

      During the three months ended December 31, 2005 and 2004, the Company recorded $52,676 and $176,186, respectively, in non-cash compensation expense related to stock-based transactions that were issued to and vested by employees, officers, directors and consultants. During the nine months ended December 31, 2005 and 2004, the Company recorded $1,116,069 and $217,388, respectively, in non-cash compensation expense related to stock-based transactions that were issued to and vested by employees, officers, directors and consultants.

      b. Option Modifications for Awards granted to Employees or Directors under APB No. 25

      On October 11, 2002, the Company repriced all outstanding options granted to employees prior to October 11, 2002 (4,284,108 shares at former prices ranging from $2.84 to $10.28) to the market price of $2.05 per share. Prior to the repricing modification, the options were accounted for as a fixed award under APB No. 25. In accordance with FIN 44, the repricing of the employee stock options requires additional compensation expense to be recognized and adjusted in subsequent periods for changes in the price of the Company's common stock that are in excess of the $2.05 stock price on the date of modification (additional intrinsic value). If there is a decrease in the market price of the Company's common stock compared to the prior reporting period, the reduction is recorded as compensation income to reverse all or a portion of the expense recognized in prior periods. Compensation income is limited to the original base exercise price (the intrinsic value) of the options. This variable accounting treatment for these modified stock options began with the quarter ended December 31, 2002 and such variable accounting treatment will continue until the related options have been cancelled, expired or exercised. There are 3,498,163 outstanding modified stock options remaining as of December 31, 2005. The Company recorded non-cash compensation income of $192,556 for the nine months ended December 31, 2005 related to the modified options described above. The Company did not record any income or expense related to these variable options during the three months ended December 31, 2005 and 2004 and during the nine months ended December 31, 2004, as the stock price was below $2.05 at the beginning and end of the periods.

(6)   Impairment of Property and Equipment

      In light of the asset sale and supply arrangements discussed in Note 7, the Company determined that it is more likely than not that a majority of its fixed assets related to production activities will be sold or disposed prior to the end of their useful life. In accordance with SFAS No. 144, "Accounting for the Impairment of Disposal of Long-Term Assets," the Company wrote down the value of its assets to their estimated fair values in June 2005. The Company estimated the fair value based on the $8,700,000 sales price discussed below and the anticipated sales price related to any other assets to be held for sale plus future cash flows related to the assets from July 1, 2005 until the end of production on December 8, 2005. Based on this estimate, the Company recorded an impairment of property and equipment of $7,896,554 in order to reflect a net fair value of its equipment in June 2005.

      All assets continued to be used and depreciated under Property and Equipment until the sale of substantially all of the Company's production machinery and equipment on December 8, 2005. For the nine months ended December 31, 2005, the Company recorded a $70,966 loss on the sale of assets related to the remaining value of assets sold or abandoned after production ceased in December 2005.

      The Company has reclassified its remaining assets available for sale as Assets Held for Sale in the Balance Sheet and expects this process to be completed by June 2006. The Company has estimated the fair value of these assets to be $90,000. Any difference between the actual proceeds received and this estimated fair value will be recognized as a gain or loss on the sale of assets in the period that they are sold.

(7)   Disposal Activities

      On June 30, 2005, the Company entered into a definitive agreement (the "Asset Purchase Agreement") for the sale of substantially all of its manufacturing and production equipment to Schreiber Foods, Inc., a Wisconsin corporation ("Schreiber"), for $8,700,000 in cash.

      Schreiber is a privately held cheese manufacturing company whose primary business is contract manufacturing cheese, cheese alternative and other dairy products for many well-known companies and brands.

      In connection with the Asset Purchase Agreement, the Company also entered into a Supply Agreement with Schreiber (the "Supply Agreement") on June 30, 2005. Pursuant to the Supply Agreement, Schreiber has become the Company's sole source of supply for substantially all of its products. As of November 14, 2005, Schreiber began to deliver such products directly to the Company's customers. The prices for such products are based on cost conversions determined by the parties from time to time. Other material terms of the Supply Agreement are as follows:

      o The initial term of the Supply Agreement is for a period of five years from the effective date of September 1, 2005 and is renewable at the Company's option for up to two additional five-year periods (for a total term of up to fifteen years). Since October 2005, Schreiber has begun to purchase the Company's remaining raw materials, ingredients and packaging at cost. If the Company does not exercise its first option to extend the term, then the Company will be obligated to pay Schreiber $1,500,000. If the Company has exercised the first option to extend the term, but does not exercise its second option to extend the term, then the Company will be obligated to pay Schreiber $750,000.

      o The Supply Agreement provides for a contingent short-fall payment obligation by the Company if a specified production level is not met during the one-year period from September 1, 2006 to August 31, 2007. If a contingent short-fall payment is accrued after such one-year period, it may be reduced by the amount by which production levels in the one-year period from September 1, 2007 to August 31, 2008 exceeds the specified target level of production, if any.

      On December 8, 2005, the Company completed the sale of substantially all of its manufacturing and production equipment to Schreiber. This sale was approved by the Company's stockholders at a Special Meeting held on December 5, 2005. The $8,700,000 in proceeds was used to pay $1,319,583 for tangible personal property taxes due primarily on the sold assets and $7,374,299 to Beltway Capital Partners LLC (successor by assignment of Wachovia Bank, N.A.) for the termination of the Company's term loan. The remaining proceeds balance of $6,118 was used to reduce the Company's asset-based line of credit from Textron Financial Corporation.

      The Company is accounting for the costs associated with these transactions in accordance with SFAS No. 146, "Accounting for Costs Associated with an Exit or Disposal Activity," because the above arrangements are planned and controlled by management and materially change the manner in which the Company's business will be conducted. In accordance with SFAS No. 146, costs associated with disposal activities should be reported as a reduction of income from operations. The above transactions were communicated to the Company's employees on July 6, 2005. As of December 31, 2005, 97 employee positions had been eliminated with the final five employee positions to be eliminated by February 28, 2006. The majority of the remaining employee termination costs are expected to be paid in the fourth quarter of fiscal 2006. In December 2005, the Company abandoned its distribution facility and the production portion of its administrative facility and accrued $396,197 related to abandonment of these facilities. This amount was calculated as the present value of the remaining lease rentals, reduced by the estimated market value of sublease rentals. If the Company does not sublease these facilities, the actual loss will exceed this estimate. Other exit costs consist primarily of legal and professional fees related to the disposal activities.

      As of December 31, 2005, the Company has accrued the following quarterly costs associated with the above transactions:

                                       Employee                      Other
                                      Termination      Excess        Exit
                                         Costs       Facilities      Costs        Total
                                      -----------    -----------   ---------    ---------
Accrued Balance March 31, 2005        $        --    $        --   $      --    $      --
Charges                                        --             --     189,069      189,069
Payments                                       --             --    (189,069)    (189,069)
                                      -----------    -----------   ---------    ---------
Accrued Balance, June 30, 2005                 --             --          --           --
Charges                                   359,774             --     124,425      484,199
Payments                                       --             --    (124,425)    (124,425)
                                      -----------    -----------   ---------    ---------
Accrued Balance, September 30, 2005       359,774             --          --      359,774
Charges                                    51,638        396,197     221,101      668,936
Payments                                 (204,847)            --    (221,101)    (425,948)
                                      -----------    -----------   ---------    ---------
Accrued Balance, December 31, 2005    $   206,565    $   396,197   $      --    $ 602,762
                                      ===========    ===========   =========    =========


      For the three and nine months ended December 31, 2005, the Company incurred and reported $668,936 and $1,342,204 as Costs of Disposal Activities in the Statement of Operations. A summary of the disposal costs recognized for the nine months ended December 31, 2005 is as follows:

                            Employee                       Other
                          Termination       Excess          Exit
                             Costs        Facilities       Costs           Total
                          ------------   ------------   ------------   -------------
Disposal Costs Incurred   $    411,412   $    396,197   $    534,595   $   1,342,204
                          ============   ============   ============   =============


      The Company anticipates that in future periods, there will be additional disposal costs related to professional fees, contract cancellation charges and higher lease abandonment charges to reflect the cost of abandoned facilities that were not subleased during the period. The Company may be required to adjust its accrual and estimated expense related to employee termination costs if the actual timing of the terminations changes from original estimates.

(8)   Earnings Per Share

      The following is a reconciliation of basic net earnings (loss) per share to diluted net earnings (loss) per share:

                                             THREE MONTHS ENDED               NINE MONTHS ENDED
                                                 DECEMBER 31,                    DECEMBER 31,
                                        ----------------------------    ----------------------------
                                             2005            2004           2005            2004
                                        -------------    -----------    ------------    ------------
                                                          RESTATED                        RESTATED
Net loss to common stockholders         $ (11,754,981)   $(1,061,807)   $(22,315,233)   $ (1,716,065)
                                        =============    ===========    ============    ============

Weighted average shares outstanding -
  basic and diluted                        20,051,278     18,218,651      19,590,263      16,554,208
                                        =============    ===========    ============    ============

Basic and diluted net loss per
  common share                          $       (0.59)   $     (0.06)   $      (1.14)   $      (0.10)
                                        =============    ===========    ============    ============


      Options for 5,057,775 shares and warrants for 1,166,713 shares have not been included in the computation of diluted net loss per common share for the three and nine months ended December 31, 2005, as their effect would be antidilutive. Options for 5,075,702 shares and warrants for 2,285,356 shares have not been included in the computation of diluted net loss per common share for the nine months ended December 31, 2004, as their effect would be antidilutive.

(9)   Supplemental Cash Flow Information

      For purposes of the statement of cash flows, all highly liquid investments with a maturity date of three months or less are considered to be cash equivalents.

Nine months ended December 31,                    2005       2004
---------------------------------------------   --------   --------

Non-cash financing and investing activities:

Accrued preferred stock dividends               $     --   $ 82,572
Accretion of discount on preferred stock              --    319,500
Purchase of equipment through a capital lease         --     82,583

Cash paid for:
Interest                                         852,267    701,121


(10)  Related Party Transactions

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

      Because Mr. Morini is no longer performing ongoing services for the Company, the Company accrued and expensed the five-year cost of this agreement in October 2003. The total estimated costs expensed under this agreement were $1,830,329 of which $1,021,325 remained unpaid but accrued ($366,305 as short-term liabilities and $655,020 as long-term liabilities) as of December 31, 2005. The long-term portion will be paid out in nearly equal monthly installments ending in October 2008.

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

      In the event that the  $12,772,200  loan is  forgiven,  the Company  would reflect this amount as a forgiveness of debt in the Statement of Operations. In the event that Mr. Morini is unable to pay the loan when due and the Company forecloses on the shares, the Company would reflect a loss on collection for the amount that the value of the 2,914,286 underlying collateral shares are below the value of the note. In December 2005, the Company reserved $9,129,343 against this stockholder note receivable under the assumption that it will not be able to collect proceeds in excess of the $3,642,857 value of the underlying collateral shares. The value of the underlying collateral shares was computed using the market price of the Company's common stock on December 31, 2005 of $1.25 multiplied by the 2,914,286 shares. Although this reserve resulted in a material loss to the Company's operations, it does not have any affect on the balance sheet since the $12,772,200 loan amount was already shown as a reduction to Stockholders' Equity (Deficit).

      Christopher J. New

      On July 8, 2004, Christopher J. New resigned from his position as Chief Executive Officer in order to pursue other opportunities. In accordance with the Separation and Settlement Agreement between the Company and Mr. New, the Company recorded $444,883 related to the employment contract expense in July 2004. This settlement will be paid out in nearly equal installments over two years payable on the Company's regular payroll dates. As of December 31, 2005, the remaining unpaid but accrued balance reflected in short-term liabilities was $124,842.

(11)  Economic Dependence

      The Company had one customer that accounted for approximately 15% and 13% of sales in the three and nine months ended December 31, 2004. There is no one customer that comprises greater than 10% of sales in the three and nine months ended December 31, 2005.

                         GALAXY NUTRITIONAL FOODS, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

INFORMATION IN THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ("MD&A") IS INTENDED TO ENHANCE A READER'S UNDERSTANDING OF THE FINANCIAL CONDITION, CHANGES IN FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF OUR COMPANY. THIS MD&A IS A SUPPLEMENT TO AND SHOULD BE READ IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS AND NOTES THERETO APPEARING ELSEWHERE IN THIS REPORT. THE FOLLOWING DISCUSSION CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS, WITHIN THE MEANING OF THE "SAFE-HARBOR" PROVISIONS OF THE PRIVATE SECURITIES REFORM ACT OF 1995, THE ATTAINMENT OF WHICH INVOLVES VARIOUS RISKS AND UNCERTAINTIES. THESE STATEMENTS RELATE TO FUTURE EVENTS OR OUR FUTURE FINANCIAL PERFORMANCE. THESE FORWARD-LOOKING STATEMENTS ARE BASED ON OUR CURRENT EXPECTATIONS, ESTIMATES AND PROJECTIONS ABOUT OUR INDUSTRY, MANAGEMENT'S BELIEFS AND CERTAIN ASSUMPTIONS MADE BY OUR COMPANY. WORDS SUCH AS "ANTICIPATE," "EXPECT," "INTEND," "PLAN," "BELIEVE," "SEEK," "PROJECT," "ESTIMATE," "MAY," "WILL," AND VARIATIONS OF THESE WORDS OR SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS THAT ARE DIFFICULT TO PREDICT. THEREFORE, ACTUAL RESULTS MAY DIFFER MATERIALLY FROM OUR HISTORICAL RESULTS AND THOSE EXPRESSED OR FORECASTED IN ANY FORWARD-LOOKING STATEMENTS AS A RESULT OF A VARIETY OF FACTORS, INCLUDING BUT NOT LIMITED TO, COMPETITION IN THE MARKET FOR OUR PRODUCTS, DEPENDENCE ON SUPPLIERS, OUR MANUFACTURING EXPERIENCE, PRODUCTION DELAYS OR INEFFICIENCIES, AND CHANGES IN ACCOUNTING STANDARDS. PLEASE SEE THE SECTION TITLED "RISK FACTORS" IN OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED MARCH 31, 2005, AND ITEM 1A CONTAINED HEREIN, FOR FURTHER DISCUSSION OF THESE AND OTHER FACTORS THAT COULD AFFECT FUTURE RESULTS. WE UNDERTAKE NO OBLIGATION TO PUBLICLY UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENTS FOR ANY REASON, EVEN IF NEW INFORMATION BECOMES AVAILABLE OR OTHER EVENTS OCCUR IN THE FUTURE.

Terms such as "fiscal 2006" or "fiscal 2005" refer to our fiscal years ending March 31, 2006 and 2005, respectively. Terms such as "first quarter," "second quarter," "third quarter," or "fourth quarter" refer to the fiscal quarters ending June 30, September 30, December 31, or March 31, respectively.

This MD&A contains the following sections:
      o     Restatement
      o     Business Environment
      o     Critical Accounting Policies
      o     Recent Accounting Pronouncements
      o     Results of Operations
      o     Liquidity and Capital Resources

Restatement

This Form 10-Q and the restated fiscal 2005 financial statements included herein reflect a correction of our accounting and disclosure primarily related to the warrants that were outstanding during the term of our Series A convertible preferred stock, from April 2001 through October 2004. The issue relates to accounting for securities that are reflected as income or expense through earnings as non-cash charges. These non-cash charges do not affect our revenues, cash flows from past or future operations, or our liquidity. As discussed in
Note 4 of the financial statements, for the three and nine months ended December 31, 2004, we have restated our financial statements to reflect a net loss of $1,061,807 and $1,716,065, which reflects an additional (loss) income of ($322,406) and $390,871, respectively, from what was previously reported for these periods in the Form 10-Q for the quarterly period ended December 31, 2004.

Business Environment

General

Galaxy Nutritional Foods, Inc. (our "Company") is principally engaged in developing and marketing plant-based cheese and dairy alternatives, as well as processed organic cheese and cheese food to grocery and natural foods retailers, mass merchandisers and food service accounts. Veggie, the leading brand in the grocery cheese alternative category and our Company's top selling product group, is primarily merchandised in the produce section and provides calcium and protein without cholesterol, saturated fat or trans-fat. Other popular brands include: Rice, Veggy, Vegan, and Wholesome Valley. We are dedicated to developing nutritious products to meet the taste and dietary needs of today's increasingly health conscious consumers. Our company headquarters are located in Orlando, Florida.

Our Company is currently in a transition period with respect to our manufacturing operations. We determined that our manufacturing capacity was significantly in excess of our requirements, and that it would be advantageous for us to outsource our manufacturing, packaging and delivery operations. On June 30, 2005, our Company and Schreiber Foods, Inc., a Wisconsin corporation ("Schreiber"), entered into a Supply Agreement, whereby we agreed that Schreiber would become our sole source of supply for substantially all of our products. As of November 14, 2005, Schreiber began to deliver such products directly to our customers. The prices for such products are based on cost conversions determined by the parties from time to time. The actual cost savings from the elimination of the fixed plant overhead are expected to be evidenced more clearly in the fourth quarter of fiscal 2006.

On December 8, 2005, we completed the sale of substantially all of our manufacturing and production equipment to Schreiber for $8,700,000 in cash pursuant to an Asset Purchase Agreement dated June 30, 2005. Our Company has now converted from a manufacturing company into a branded marketing company that will continue to develop, market and sell our products.

Cheese Alternative Category

We are the market leader within our cheese alternative category niche, but in being so, the category increases or decreases partly as a result of our marketing and pricing efforts. We believe that the greatest source of future growth in the cheese alternative category will come through customers shifting to cheese alternatives from natural cheese. Rather than focusing primarily on consumers with a preference or medical condition predisposing them to non-dairy cheese and comparing our products to other cheese alternative brands, we intend to focus on educating cheese consumers on the healthy attributes of cheese alternatives versus traditional cheese.

We use several internal and external reports to monitor sales by brand, segment, form and channel of sale to determine the outside factors affecting the sales levels. These reports provide management information on which brand, segments, forms and/or channel sales are increasing or decreasing both in units sold and price per unit. By reviewing these reports along with industry data from publications, syndicated retail consumption reports, and conversations with major retailers, other manufacturers in the food and beverage industry, and ingredient and service suppliers, we make decisions on which brands to promote and analyze trends in the consumer marketplace.

In the second quarter of fiscal 2006, we launched a consumer marketing sales campaign. We are rolling out the second wave of this campaign in the fourth quarter of fiscal 2006. This campaign is focused on the following three primary strategies:

      o Consumer focused advertising. We are increasing consumer advertising (in TV, magazine, and event sponsorship) and consumer promotions (for example, on-pack "cents off" coupons, "cents off" coupons delivered via newspapers, secondary placement and product benefit communication at the point of purchase/shelf) that highlight and communicate the benefits of our products to meet the consumer demand for low fat, no cholesterol and high calcium products.

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

We began the consumer television advertising campaign the first week in September 2005 for the West Coast, InterMountain and Minneapolis markets. In support of that advertising, we distributed coupons through the newspapers in all those markets as well. Initial sales data from these markets in the four weeks following the promotions, indicate that sales increased more than 10% from sales in the four weeks prior to the promotions. At this time, we are unable to determine if we will experience continued positive effects from the advertising campaigns. Thus, sales improvements in these four weeks are not necessarily indications of future results. We will begin our second wave of advertising campaigns in January and February 2006. We have also secured distribution of our new product snack dips and chipotle- flavored chunks with over 70% of our current customers. These new products have not had enough market time to impact sales, but we are hopeful that by the end fiscal 2006, they will contribute to increased sales and improved margins.

We believe that the combination of "healthy" product attributes, improved taste and product functionality will lead to better than expected consumer experiences with our products. Our focus is to transfer those improved consumer experiences into enhanced market share and increased sales of our higher margin products.

Recent Material Developments

      Material Losses

Our Statement of Operations is showing an increase in operating loss of approximately $11,000,000 and $21,000,000 in the three and nine months ended December 31, 2005 compared to the three and nine months ended December 31, 2004. This increase in loss is primarily due to a $9,129,343 reserve on a stockholder note receivable, an impairment on fixed assets of $7,896,554 and disposal costs of $1,342,204 related to our asset sale and outsourcing arrangements with Schreiber Foods, Inc., and a decline in gross margin of $1,085,491 as discussed in further detail under Results of Operations.

      Schreiber Transactions

On June 30, 2005, we entered into a definitive agreement (the "Asset Purchase Agreement") for the sale of substantially all of our manufacturing and production equipment to Schreiber Foods, Inc., a Wisconsin corporation ("Schreiber"), for $8,700,000 in cash.

Schreiber is a privately held cheese manufacturing company whose primary business is contract manufacturing cheese, cheese alternative and other dairy products for many well-known companies and brands.

In connection with the Asset Purchase Agreement, we also entered into a Supply Agreement with Schreiber (the "Supply Agreement") on June 30, 2005. Pursuant to the Supply Agreement, Schreiber has become our sole source of supply for substantially all of our products. As of November 14, 2005, Schreiber began to deliver such products directly to our customers. The prices for such products are based on cost conversions determined by the parties from time to time. Other material terms of the Supply Agreement are as follows:

      o The initial term of the Supply Agreement is for a period of five years from the effective date of September 1, 2005 and is renewable at our option for up to two additional five-year periods (for a total term of up to fifteen years). If we do not exercise our first option to extend the term, then we will be obligated to pay Schreiber $1,500,000. If we exercise our first option to extend the term, but do not exercise our second option to extend the term, then we will be obligated to pay Schreiber $750,000.

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

      o We may not manufacture any products governed by the Supply Agreement during the term of the Supply Agreement.

      o Schreiber may not manufacture our products or use any of our intellectual property other than pursuant to the terms of the Supply Agreement.

On December 8, 2005, we completed the sale of substantially all of our manufacturing and production equipment to Schreiber. This sale was approved by our stockholders at a Special Meeting held on December 5, 2005. The $8,700,000 in proceeds was used to pay $1,319,583 for tangible personal property taxes due primarily on the sold assets and $7,374,299 to Beltway Capital Partners LLC (successor by assignment of Wachovia Bank, N.A.) for the termination of our term loan. The remaining proceeds balance of $6,118 was used to reduce our asset-based line of credit from Textron Financial Corporation.

Prior to December 31, 2005, we sold all of our usable raw material inventory to Schreiber at our cost and transferred our finished goods inventory to Schreiber's facility. Our inventory balance as of December 31, 2005 consists of the finished goods items that Schreiber had not yet begun to manufacture. Prior to the sale of our assets to Schreiber, we manufactured additional finished goods inventory to fill the estimated customer orders in the period of manufacturing downtime when the manufacturing equipment was transferred from our location to Schreiber. We retain title to this finished goods inventory that was transferred to Schreiber's facility until it is sold and shipped with future customer orders.

      Transaction Effect

We believe that the long-term benefits in the transition from a manufacturing company to a branded marketing company will far outweigh the short-term costs of the transition. Without the cash-flow burden of carrying inventory and managing manufacturing overhead and production issues, we believe that we can focus a substantially greater amount of time and resources on the sale of our products. Additionally, we plan to enhance our marketing efforts in order to increase our consumer base and sales volume.

Some of the effects of the transaction are as follows:

      o We will no longer be a manufacturing company, but will be solely a branded marketing company.

      o We have two facilities that we lease in Orlando, Florida - a manufacturing and administrative facility and a distribution facility. In December 2005, we abandoned the distribution facility that has a lease termination date of July 31, 2009. We are currently working with the landlord to terminate the lease or sublease the facility. If the lease is not terminated or subleased, future lease payments due on this facility are approximately $1,254,000. We ceased to use the manufacturing portion of our second facility where our administrative offices are located and plan to stay in this location through the end of our lease in November 2006. If the lease is not terminated or subleased, future lease payments due on this facility are approximately $368,000. We may sublease the manufacturing portion of this facility if an opportunity arises prior to the lease termination.

      o We have eliminated 102 employee positions and created 2 new employee positions. Our anticipated total number of permanent full-time employees after December 31, 2005 is 30.

      o We used the proceeds from the sale of our manufacturing equipment to reduce a substantial portion of our outstanding debt and liabilities as detailed above. Repayment of these liabilities will result in annual interest savings in excess of $800,000.

      o We will no longer have the carrying value of inventory nor need to use asset based financing to support the production of inventory. In the recent past, we averaged 50 to 60 days of sales in inventory.

      o We anticipate substantial savings on delivery charges related to the distribution of our products to our customers.

      Debt Maturity and Going Concern Issues

We have incurred substantial debt in connection with the financing of our business. The aggregate principal amount outstanding under our credit facilities is approximately $4,638,722 as of December 31, 2005. This amount includes a revolving line of credit from Textron Financial Corporation ("Textron") in the amount of $2,238,722, and several notes payable to certain Note Holders (as described under Debt Financing) totaling $2,400,000. We will need to refinance or raise proceeds to pay the Textron line of credit on or before its maturity date of May 26, 2006 and the notes payable to the Note Holders on or before their maturity date of June 15, 2006.

If we cannot generate enough cash from operations and the sale of our remaining assets that are held for sale by these maturity dates, and we are unable to refinance or renew these loans, or if additional financing is not available on terms acceptable to us, we will be unable to satisfy such facilities by their maturity dates. In such an event, Textron and the Note Holders could exercise their respective rights under their loan documents, which could include, among other things, declaring defaults under the loans and pursuing foreclosure on our assets that are pledged as collateral for such loans. If such an event occurred, it would be substantially more difficult for us to effectively continue the operation of our business, and it is unlikely that we would be able to continue as a going concern.

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

      o     Operating cash flow

      o     Gross margin in dollars and % of gross sales

      o Operating income excluding certain employment contract expenses and non-cash compensation related to stock based transactions

      o EBITDA excluding certain employment contract expenses and non-cash compensation related to stock based transactions

      o     Liquidity

      o Key financial ratios (such as accounts receivable and accounts payable turnover ratios)

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of income and expense during the reporting periods presented. Our significant estimates include the allowance for doubtful accounts receivable, reserve on stockholder note receivable, provision for obsolete inventory, valuation of deferred taxes, valuation of compensation expense on options and warrants, and accruals for disposal costs. Although we believe that these estimates are reasonable, actual results could differ from those estimates given a change in conditions or assumptions that have been consistently applied.

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

Based on the age of the receivable, cash collection history and past dilution in the receivables, we make an estimate of our anticipated bad debt, anticipated future authorized deductions due to current period activity and anticipated collections on non-authorized amounts that customers have currently deducted on past invoices. Based on this analysis, we reserved $1,673,000 and $742,000 for known and anticipated future credits and doubtful accounts at December 31, 2005 and 2004, respectively. The reserve is higher at December 31, 2005 primarily due to additional promotions that we initiated in fiscal 2006 which we are expecting to be deducted by the customers. We believe that this estimate is reasonable, but there can be no assurance that our estimate will not change given a change in economic conditions or business conditions within the food industry, our individual customer base or our Company.

Valuation of Stockholder Note Receivable

We have evaluated the collection of the non-recourse  $12,772,200 loan to Angelo
S. Morini, our Founder and member of our Board of Directors, that is due on June 15, 2006. This note is non-recourse and is secured only by 2,914,286 shares of our common stock. During our evaluation, among other things, we considered the current value of the 2,914,286 shares of our common stock and the remaining time before the loan is due to be paid. Due to the uncertainty that the value of these shares would exceed the loan value within the next six months, we have reserved for the $9,129,343 difference between the $3,642,857 share value and the $12,772,200 loan value. The value of the shares was computed using the market price of our common stock on December 31, 2005 of $1.25 multiplied by the 2,914,286 shares. A $0.01 increase or decrease in our common stock price will result in a reduction or increase in the reserve on stockholder note receivable, respectively, of approximately $29,000. Due to the volatility of the market price of our common stock, we are incapable of predicting whether this reserve will increase or decrease in the future.

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

Effective April 1, 2003, we adopted the fair value recognition provisions of Statement of Financial Accounting Standard ("SFAS") No. 123, "Accounting for Stock-Based Compensation," and apply SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," prospectively to all employee awards granted on or after April 1, 2003. Awards from our plans vest over periods ranging from immediate to five years. Therefore, the cost related to stock-based compensation included in the determination of net income for the periods is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS No. 123. The fair value of the stock-based award (including, but not limited to, restricted stock awards, stock option grants, and warrant issuances) is determined on the date of grant using the Black-Scholes pricing model and is expensed over the vesting period of the related award. The difference between the proforma and reported net loss per common share related to the issuance of employee stock options during the three and nine months ended December 31, 2005 and 2004 ranged from nearly zero to $0.01.

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

SFAS No. 123 requires that we provide pro-forma information regarding net income
(loss) and earnings (loss) per share amounts as if compensation cost for all our employee and director stock-based awards had been determined in accordance with the fair value method prescribed in SFAS No. 123. We estimated the fair value of each stock-based award during the periods presented by using the Black-Scholes pricing model with the following assumptions:

                                                     December 31,   December 31,
Nine Months Ended:                                       2005           2004
                                                     ------------   ------------
Dividend Yield                                           None           None
Volatility                                           24.9%-46.0%    44.0%-59.0%
Risk Free Interest Rate                              3.35%-4.30%    1.46%-4.14%
Expected Lives in Months                                1-120          1-120


In addition to non-cash compensation expense related to new stock-based transactions, we also record non-cash compensation expense in accordance with the Financial Accounting Standards Board ("FASB") Interpretation No. 44 ("FIN 44") related to modifications of fixed stock options or awards granted to employees or directors that were granted prior to April 1, 2003 and accounted for under the accounting provisions of APB No. 25.

FIN 44 states that when an option is repriced or there are items that effectively reduce the price of an option, it is treated as a variable option that is marked to market each quarter. Accordingly, any increase in the market price of our common stock over the exercise price of the option that was not previously recorded is recorded as compensation expense at each reporting period. If there is a decrease in the market price of our common stock compared to the prior reporting period, the reduction is recorded as compensation income to reverse all or a portion of the expense recognized in prior periods. Compensation income is limited to the original base exercise price (the intrinsic value) of the options. Each period we may record non-cash compensation expense or income related to our analysis on approximately 3.5 million option shares. Assuming that the stock price exceeds the intrinsic value on all the variable option shares, a $0.01 increase or decrease in our common stock price results in an expense or income, respectively, of approximately $35,000. Due to the volatility of the market price of our common stock, we are incapable of predicting whether this expense will increase or decrease in the future.

Disposal Costs

We have recorded significant accruals in connection with the asset sale and outsourcing arrangements with Schreiber. These accruals include estimates pertaining to employee termination costs and abandonment of excess equipment and facilities and other potential costs. Actual costs may differ from these estimates or our estimates may change. In accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", costs associated with restructuring activities are recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan. Given the significance and complexity of these activities, and the timing of the execution of such activities, the accrual process involves periodic reassessments of estimates made at the time the original decisions were made, including evaluating estimated employment terms, contract cancellation charges and real estate market conditions for sub-lease rents. We will continually evaluate the adequacy of the remaining liabilities under our restructuring initiatives. Although we believe that these estimates accurately reflect the costs of our activities, actual results may differ, thereby requiring us to record additional provisions or reverse a portion of such provisions. Should the timing of employee terminations change and if we do not sublease our facilities, our estimate of restructuring expenses will increase.

Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of Accounting Research Bulletin No. 43, Chapter 4." SFAS No. 151 requires that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) be recorded as current period charges and that the allocation of fixed production overheads to inventory be based on the normal capacity of the production facilities. SFAS No. 151 is effective during fiscal years beginning after June 15, 2005, although earlier application is permitted. We believe that the adoption of this standard will not have a significant impact on our financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123R"), which addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for (a) equity instruments of the company or (b) liabilities that are based on the fair value of the company's equity instruments or that may be settled by the issuance of equity instruments. SFAS No. 123R supercedes APB Opinion No. 25 and amends SFAS No. 95, "Statement of Cash Flows." Under SFAS No. 123R, companies are required to record compensation expense for all share-based payment award transactions measured at fair value as determined by an option valuation model. Currently, we use the Black-Scholes pricing model to calculate the fair value of our share-based transactions. This statement is effective for fiscal years beginning after June 15, 2005. Since we currently recognize compensation expense at fair value for share-based transactions in accordance with SFAS No. 123, we do not anticipate adoption of this standard will have a significant impact on our financial position, results of operations, or cash flows.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets an Amendment of APB Opinion No. 29." SFAS No. 153 amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets from being measured based on the fair value of the assets exchanged. SFAS No. 153 now provides a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 is effective for fiscal periods beginning after June 15, 2005. We believe that the adoption of this standard will not have a significant impact on our financial position, results of operations or cash flows.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and SFAS No. 3." SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle and a change required by an accounting pronouncement when the pronouncement does not include specific transition provisions. SFAS No. 154 requires retrospective application of changes as if the new accounting principle had always been used. SFAS No. 154 is effective for fiscal years beginning after December 15, 2005. We believe that the adoption of this standard will not have a significant impact on our financial position, results of operations or cash flows.

Results of Operations

                            3-Months Ended December 31, 2005                  9-Months Ended December 31, 2005
                     ----------------------------------------------   -----------------------------------------------
                                                    $          %                                      $          %
                        2005         2004         Change     Change      2005          2004         Change     Change
-------------------------------------------------------------------   -----------------------------------------------

Net Sales            9,072,097    10,632,877    (1,560,780)  -14.7%   29,361,475    33,725,108    (4,363,633)  -12.9%
Cost of Goods Sold   7,182,502     8,289,551    (1,107,049)  -13.4%   22,582,708    25,860,850    (3,278,142)  -12.7%
                     ----------------------------------------------   -----------------------------------------------

Gross Margin         1,889,595     2,343,326      (453,731)  -19.4%    6,778,767     7,864,258    (1,085,491)  -13.8%
                     ==============================================   ===============================================

Gross Profit %            20.8%         22.0%                               23.1%         23.3%
                     =======================                          ========================

Net Sales

Net sales in the three and nine months ended December 31, 2005 decreased 15% and 13% from net sales in such periods in the prior year primarily due to a decline in private label sales volume to Wal-Mart. During fiscal 2005, we sold indirectly to Wal-Mart through Del Sunshine, a private label customer, but beginning in April 2005, we began selling direct to Wal-Mart. During the three and nine months ended December 31, 2004, Del Sunshine accounted for approximately 15% and 13% of net sales. During the three and nine months ended December 31, 2005, private label sales volume to Wal-Mart accounted for less than 5% of net sales. Sales also decreased due to overall consumer resistance to the multiple price increases we have taken in late fiscal 2005 and early fiscal 2006 to offset our rising production costs. We statistically linked 84% of the variance in our Veggie Slices to average unit price and recently implemented a reduced-price market test with a major retailer. If the market test results in an increase in unit sales, pricing will be adjusted across all markets to optimize sales and profitability of Veggie Slices.

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

      o Continued emphasis and resource allocation of our marketing strategy to increase sales through consumer advertising (in TV, magazine, and event sponsorship) and consumer promotions (for example, on-pack "cents off" coupons, "cents off" coupons delivered via newspapers, secondary placement, product benefit communication at the point of purchase/shelf).

In January and February 2006 we are launching the second wave of an advertising campaign that began in September 2005. While initial response from the advertising campaign in September 2005 in the limited markets are positive, we are unable to determine if we will experience continued positive effects from the advertising campaigns.

Due to the reduction of lower margin sales to Wal-Mart in fiscal 2006, we anticipate a decline of 10% to 15% in net sales in fiscal 2006 compared to fiscal 2005, but we expect to show improved margins in the fourth quarter of fiscal 2006 due to the outsourcing arrangement with Schreiber Foods, Inc. as discussed under Recent Material Developments.

Cost of Goods Sold

Cost of goods sold was approximately 77% of net sales for each of the first nine months of fiscal 2006 and 2005. However, we noted a 1% percentage point increase in cost of goods sold to 79% of net sales in the third quarter of fiscal 2006 compared to 78% of net sales in the third quarter of fiscal 2005. This percentage point increase in cost of goods sold was primarily due to inventory disposals and additional overhead costs during the outsourcing transition in third quarter of fiscal 2006. During fiscal 2006 prior to full outsourcing in mid-December, we experienced lower costs in direct labor and overhead costs as a result of improved production efficiencies and changes in the allocation of certain overhead costs to various departments. Certain allocation costs are allocated based on a square footage method. As a result of lower square footage in our production areas in fiscal 2006 compared to prior fiscal years, there is a higher percentage of overhead allocated to non-production departments beginning in April 2005. We anticipate that the cost of goods sold will also decrease as a result of the outsourcing arrangement with Schreiber. However, actual results could differ from our expectations.

Gross Margin

Despite the decline in sales, gross margin has remained at 23% for the first nine months of fiscal 2006 due to the elimination of the private label sales to Wal-Mart. Private label and imitation sales consist primarily of products that generate high sales volumes but lower gross margins. Gross margins declined in the third quarter of fiscal 2006 as a result of the additional overhead costs during the transition of manufacturing operations to Schreiber in this quarter. However, gross margins are expected to improve in the fourth quarter of fiscal 2006 now that our manufacturing activities have ceased and excess production overhead has been eliminated.

EBITDA

We utilize certain GAAP measures such as Operating Income and Net Income and certain non-GAAP measures such as EBITDA and exclude non-cash compensation related to stock based transactions included in general and administrative expenses and certain non-standard expenses such as employment contract costs, disposal costs, and asset impairments in order to compute our key financial measures that are reviewed by management, lenders and investors in order to effectively review our current on-going operations and analyze trends related in our financial condition and results of operations. Additionally, these measures are key factors upon which we prepare our budgets and forecasts, and calculate bonuses. These adjusted measures are not in accordance with, or an alternative for, generally accepted accounting principles and may be different from non-GAAP measures reported by other companies.

EBITDA, (a non-GAAP measure):

                                             3-Months Ended December 31, 2005
                                   ----------------------------------------------------
                                       2005          2004        $ Change      % Change
---------------------------------------------------------------------------------------
Gross Margin                         1,889,595     2,343,326       (453,731)      -19.4%
                                   ----------------------------------------------------

Selling                              1,161,751     1,213,549        (51,798)       -4.3%
Delivery                               544,665       549,379         (4,714)       -0.9%
Employment contract expense(2)              --            --             --         0.0%
General and administrative,
  including $52,676, $176,186,
  $923,513 and $217,388 in
  non-cash stock compensation(1)     1,394,599       771,382        623,217        80.8%
Research and development                75,961        74,861          1,100         1.5%
Reserve on stockholder note
  receivable(2)                      9,129,343            --      9,129,343       100.0%
Cost of disposal activities(2)         668,936            --        668,936       100.0%
Impairment of fixed assets(2)               --            --             --         0.0%
Loss on sale of assets                  65,360            --         65,360       100.0%
                                   ----------------------------------------------------
Total operating expenses            13,040,615     2,609,171     10,431,444       399.8%
                                   ----------------------------------------------------
Loss from Operations(3)            (11,151,020)     (265,845)   (10,885,175)     4094.6%

Other Income (Expense), Net
Interest expense                      (595,692)     (288,556)      (307,136)      106.4%
Derivative income (expense)                 --      (258,658)       258,658      -100.0%
Gain/(loss) on FV of warrants           (8,269)     (202,414)       194,145       -95.9%
                                   ----------------------------------------------------
Total                                 (603,961)     (749,628)       145,667       -19.4%
                                   ----------------------------------------------------

NET LOSS                           (11,754,981)   (1,015,473)   (10,739,508)     1057.6%

Interest expense                       595,692       288,556        307,136       106.4%
Depreciation                           387,184       541,170       (153,986)      -28.5%
                                   ----------------------------------------------------
EBITDA, (a non-GAAP measure)       (10,772,105)     (185,747)   (10,586,358)     5699.3%
                                   ====================================================

As a Percentage of Net Sales            -118.7%         -1.7%
                                   =========================
                                             9-Months Ended December 31, 2005
                                   -----------------------------------------------------
                                       2005          2004         $ Change      % Change
----------------------------------------------------------------------------------------
Gross Margin                         6,778,767     7,864,258      (1,085,491)      -13.8%
                                   -----------------------------------------------------

Selling                              3,655,543     4,246,419        (590,876)      -13.9%
Delivery                             1,886,214     1,757,962         128,252         7.3%
Employment contract expense(2)              --       444,883        (444,883)     -100.0%
General and administrative,
  including $52,676, $176,186,
  $923,513 and $217,388 in
  non-cash stock compensation(1)     3,999,362     2,011,894       1,987,468        98.8%
Research and development               256,055       226,479          29,576        13.1%
Reserve on stockholder note
  receivable(2)                      9,129,343            --       9,129,343       100.0%
Cost of disposal activities(2)       1,342,204            --       1,342,204       100.0%
Impairment of fixed assets(2)        7,896,554            --       7,896,554       100.0%
Loss on sale of assets                  70,966            --          70,966       100.0%
                                   -----------------------------------------------------
Total operating expenses            28,236,241     8,687,637      19,548,604       225.0%
                                   -----------------------------------------------------
Loss from Operations(3)            (21,457,474)     (823,379)    (20,634,095)     2506.0%

Other Income (Expense), Net
Interest expense                    (1,246,490)     (812,380)       (434,110)       53.4%
Derivative income (expense)                 --        62,829         (62,829)     -100.0%
Gain/(loss) on FV of warrants          388,731       258,937         129,794        50.1%
                                   -----------------------------------------------------
Total                                 (857,759)     (490,614)       (367,145)       74.8%
                                   -----------------------------------------------------

NET LOSS                           (22,315,233)   (1,313,993)    (21,001,240)     1598.3%

Interest expense                     1,246,490       812,380         434,110        53.4%
Depreciation                         1,463,036     1,633,256        (170,220)      -10.4%
                                   -----------------------------------------------------
EBITDA, (a non-GAAP measure)       (19,605,707)    1,131,643     (20,737,350)    -1832.5%
                                   =====================================================

As a Percentage of Net Sales             -66.8%          3.4%
                                   =========================

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

(2) In our calculation of key financial measures, we exclude the employment contract expenses related to Angelo S. Morini and Christopher J. New, the reserve on stockholder note receivable, and fixed asset impairment charges and disposal costs because we believe that these items do not reflect expenses related to our current on-going operations. See below for a detailed description of these items.

(3) Operating Loss has increased due the increase in non-cash stock compensation expense as discussed below under general and administrative, and certain non-standard expenses such as the reserve on stockholder note receivable, and fixed asset impairment charges and disposal costs related to the Asset Purchase Agreement and the Supply Agreement with Schreiber as discussed under Recent Material Developments.

Selling

Selling expense is partly a function of sales through variable costs such as brokerage commissions and promotional costs. Our selling expense typically averages between 12% and 13% of net sales. In each of the first nine months of fiscal 2006 and 2005 selling expense averaged 13% of net sales. In addition to the variable costs, selling expense consists of certain fixed costs such as advertising, employee salaries and benefits, travel and administrative overhead. The consistency as a percentage of sales often relates to the timing of advertising and promotional spending. We expect to spend $400,000 to $500,000 more on advertising in fiscal 2006 than in fiscal 2005, but the second wave of advertising will occur in the fourth quarter of fiscal 2006 resulting in a higher percentage of selling expense for the fourth quarter of fiscal 2006 compared to fiscal 2005, but still consistent on an annual basis. We sell our products through our internal sales force and an independent broker network.

Delivery

Delivery expense is primarily a function of sales. In the past, delivery expense remained consistent at approximately 5% of net sales. However, this increased to 6% of net sales in the third quarter and the first nine months of fiscal 2006 due to higher fuel prices and surcharges charged by the transportation companies.

Since we transferred all production and distribution responsibilities to Schreiber by the end of the third quarter of fiscal 2006, we expect our delivery expenses to decrease significantly as a result of an agreed upon delivery price per pound of product with Schreiber that is lower than our current delivery cost per pound of product.

General and administrative

General and administrative expenses increased approximately $623,000 in the third quarter of fiscal 2006 compared to the third quarter of fiscal 2005 primarily due to increases of approximately $300,000 in additional bad debt costs primarily related to the transition from indirect to direct sales to Wal-mart as discussed above under Net Sales, $213,000 in liquidated damages accrued in related to a registration rights agreement as discussed below under Equity Financing, $33,000 additional insurance costs due to higher coverages and increased premiums effective in April 2005, $109,000 in consulting fees for our outsourcing and sale arrangements, and $109,000 in additional professional fees for legal and audit services due to additional review of strategic alternatives and SEC filings during the third quarter of fiscal 2006. These increases were reduced by a decrease in non-cash compensation related to stock-based transactions of approximately $124,000, as detailed below.

General and administrative expenses increased approximately $1,987,000 in the first nine months of fiscal 2006 compared to the first nine months of fiscal 2005 primarily due to increases of approximately $706,000 in additional non-cash compensation related to stock-based transactions, as detailed below, $567,000 in additional bad debt costs primarily related to the transition from indirect to direct sales to Wal-mart as discussed above under Net Sales, $285,000 in liquidated damages accrued in related to a registration rights agreement as discussed below under Equity Financing, $98,000 additional insurance costs due to higher coverages and increased premiums effective in April 2005, $109,000 in consulting fees for our outsourcing and sale arrangements, and $326,000 in additional professional fees for legal and audit services due to additional review of strategic alternatives and SEC filings during the first nine months of fiscal 2006. These increases were reduced by $150,000 of income we received pursuant to a Termination, Settlement and Release Agreement signed on July 22, 2005 with Fromageries Bel S.A.

Excluding the effects of non-cash compensation related to stock-based transactions, which cannot be predicted, we anticipate that general and administrative expenses in the fourth quarter of fiscal 2006 will be significantly reduced due to the non-recurrence of the $1.6 million in bad debt expense that occurred in the fourth quarter of fiscal 2005.

The change in non-cash compensation related to stock-based transactions that are included in general and administrative expenses are detailed as follows:

                                    3-Months Ended December 31, 2005           9-Months Ended December 31, 2005
                                 -------------------------------------   -------------------------------------------
                                                       $          %                                 $           %
                                  2005      2004     Change     Change      2005         2004     Change     Change
----------------------------------------------------------------------   -------------------------------------------
Stock-based award compensation
  under SFAS No. 123             52,676   176,186   (123,510)    -70.1%   1,116,069    217,388    898,681      413.4%
Option modifications under
  APB 25 awards                      --        --         --       0.0%    (192,556)        --   (192,556)    -100.0%
                                 -------------------------------------   -------------------------------------------
Non-cash compensation related
  to stock based transactions    52,676   176,186   (123,510)    -70.1%     923,513    217,388    706,125      324.8%
                                 =====================================   ===========================================


Effective April 1, 2003, we elected to record compensation expense measured at fair value for all stock-based award transactions (including, but not limited to, restricted stock awards, stock option grants, and warrant issuances) granted on or after April 1, 2003 under the provisions of SFAS No. 123. Prior to April 1, 2003, we only recorded the fair value of stock-based awards granted to non-employees or non-directors under the provisions of SFAS No. 123. The fair value of the stock-based award is determined on the date of grant using the Black-Scholes pricing model and is expensed over the vesting period of the related award. Prior to April 1, 2003, we accounted for our stock-based employee and director compensation plans under the accounting provisions of APB No. 25 as interpreted by FASB Interpretation No. 44 ("FIN 44"). Any modifications of fixed stock options or awards granted to employees or directors originally accounted for under APB No. 25 may result in additional compensation expense under the provisions of FIN 44.

In accordance with the above accounting standards, we calculate and record non-cash compensation related to our securities in the general and administrative line item in our Statements of Operations based on two primary items:

      a. Stock-Based Award Issuances and Modification under SFAS No. 123

      During the three months ended December 31, 2005 and 2004, we recorded $52,676 and $176,186, respectively, in non-cash compensation expense related to stock-based transactions that were issued to and vested by employees, officers, directors and consultants. During the nine months ended December 31, 2005 and 2004, we recorded $1,116,069 and $217,388, respectively, in non-cash compensation expense related to stock-based transactions that were issued to and vested by employees, officers, directors and consultants.

      b. Option Modifications for Awards granted to Employees or Directors under APB No. 25

      On October 11, 2002, we repriced all outstanding options granted to employees prior to October 11, 2002 (4,284,108 shares at former prices ranging from $2.84 to $10.28) to the market price of $2.05 per share. Prior to the repricing modification, the options were accounted for as a fixed award under APB No. 25. In accordance with FIN 44, the repricing of the employee stock options requires additional compensation expense to be recognized and adjusted in subsequent periods for changes in the price of our common stock that are in excess of the $2.05 stock price on the date of modification (additional intrinsic value). If there is a decrease in the market price of our common stock compared to the prior reporting period, the reduction is recorded as compensation income to reverse all or a portion of the expense recognized in prior periods. Compensation income is limited to the original base exercise price (the intrinsic value) of the options. This variable accounting treatment for these modified stock options began with the quarter ended December 31, 2002 and such variable accounting treatment will continue until the related options have been cancelled, expired or exercised. There are 3,498,163 outstanding modified stock options remaining as of December 31, 2005. We recorded non-cash compensation income of $192,556 for the nine months ended December 31, 2005 related to the modified options described above. We did not record any income or expense related to these variable options during the three months ended December 31, 2005 and 2004 and during the nine months ended December 31, 2004, as the stock price was below $2.05 at the beginning and end of the periods.

Reserve on stockholder note receivable

In June 1999, in connection with an amended and restated employment agreement for Angelo S. Morini,, our Founder and member of our Board of Directors, we consolidated two full recourse notes receivable ($1,200,000 from November 1994 and $11,572,200 from October 1995) related to the exercise of 2,914,286 shares of our common stock into a single note receivable in the amount of $12,772,200 that is due on June 15, 2006. This single consolidated note is non-interest bearing and non-recourse and is secured by the 2,914,286 underlying shares of our common stock. Per the terms of the June 1999 Employment Agreement that was amended and restated by the October 2003 Second Amended and Restated Employment Agreement between our Company and Mr. Morini, this loan may be forgiven upon the occurrence of any of the following events: 1) Mr. Morini is terminated without cause; 2) there is a material breach in the terms of Mr. Morini's employment agreement; or 3) there is a change in control of the Company for which Mr. Morini did not vote "FOR" in his capacity as a director or a stockholder.

In the event that the $12,772,200 loan is forgiven, we would reflect this amount as a forgiveness of debt in the Statement of Operations. In the event that Mr. Morini is unable to pay the loan when due and we foreclose on the shares, we would reflect a loss on collection for the amount that the value of the 2,914,286 underlying collateral shares are below the value of the note. In December 2005, we reserved $9,129,343 against this stockholder note receivable under the assumption that we will not be able to collect proceeds in excess of the $3,642,857 value of the underlying collateral shares. The value of the underlying collateral shares was computed using the market price of our common stock on December 31, 2005 of $1.25 multiplied by the 2,914,286 shares. Although this reserve resulted in a material loss to our operations, it does not have any affect on the balance sheet since the $12,772,200 loan amount was already shown as a reduction to Stockholders' Equity (Deficit).

Cost of disposal activities

We are accounting for the costs associated with the Schreiber transactions in accordance with SFAS No. 146, "Accounting for Costs Associated with an Exit or Disposal Activity," because the arrangements are planned and controlled by management and materially change the manner in which our business will be conducted. In accordance with SFAS No. 146, costs associated with disposal activities should be reported as a reduction of income from operations. For the three and nine months ended December 31, 2005, we incurred and reported $668,936 and $1,342,204 as Costs of Disposal Activities in the Statement of Operations. As of December 31, 2005, 97 employee positions had been eliminated with the final five employee positions to be eliminated by February 28, 2006. The majority of the remaining employee termination costs are expected to be paid in the fourth quarter of fiscal 2006. In December 2005, we abandoned our distribution facility and the production portion of our administrative facility and accrued $396,197 related to abandonment of these facilities. This amount was calculated as the present value of the remaining lease rentals, reduced by the estimated market value of sublease rentals. If we do not sublease these facilities, the actual loss will exceed this estimate. Other exit costs consist primarily of legal and professional fees related to the disposal activities.

A summary of the disposal costs recognized for the nine months ended December 31, 2005 is as follows:

                              Employee
                             Termination     Excess     Other Exit
                                Costs      Facilities      Costs        Total
                          --------------   ----------   ----------   ----------
Disposal Costs Incurred   $      411,412   $  396,197   $  534,595   $1,342,204
                          ==============   ==========   ==========   ==========


We anticipate that in future periods, there will be additional disposal costs related to professional fees, contract cancellation charges and higher lease abandonment charges to reflect the cost of abandoned facilities that were not subleased during the period. We may be required to adjust our accrual and estimated expense related to employee termination costs if the actual timing of the terminations changes from original estimates.

Impairment of property and equipment and loss on sale of assets

In light of the Schreiber transactions discussed above under Recent Material Developments, in the second quarter of fiscal 2006, we determined that it is more likely than not that a majority of our fixed assets related to production activities will be sold or disposed prior to the end of their useful life. In accordance with SFAS No. 144, "Accounting for the Impairment of Disposal of Long-Term Assets," we wrote down the value of our assets to their estimated fair values in June 2005. We estimated the fair value based on the $8,700,000 sales price to Schreiber and the anticipated sales price related to any other assets to be held for sale plus future cash flows related to the assets from July 1, 2005 until the end of production on December 8, 2005. Based on this estimate, we recorded an impairment of property and equipment of $7,896,554 in order to reflect a net fair value of our equipment in June 2005.

All assets continued to be used and depreciated under Property and Equipment until the sale of substantially all of our production machinery and equipment on December 8, 2005. For the nine months ended December 31, 2005, we recorded a $70,966 loss on the sale of assets related to the remaining value of assets sold or abandoned after production ceased in December 2005.

Other income and expense

Interest expense increased approximately $307,000 and $434,000 in the three and nine months ended December 31, 2005, respectively. The increases were primarily the result of increased amortization related to loan costs and debt discounts. The amortization of loan costs increased by $150,000 and $193,000 in the three and nine months ended December 31, 2005, respectively, due to additional loan fees charged by our lenders and due to the acceleration of the amortization related to loan fees on the Beltway loan that was paid in full in December 2005, as further described under Debt Financing. Additionally, pursuant to several Note and Warrant Purchase Agreements, as further described under Debt Financing, we issued warrants to purchase up to 600,000 shares of our common stock. In accordance with the accounting provisions of SFAS No. 123, we recorded the $444,731 initial fair value of the warrants as a discount to debt. This non-cash discount is being amortized from September 2005 through June 2006 and is included in interest expense. We amortized $152,376 and $165,376 in the three and nine months ended December 31, 2005. We are incurring increased interest expense due to higher prime rates in fiscal 2006 compared to fiscal 2005 (on average 2.0% higher), which is the basis for the floating interest rates used by our lenders. However, due to lower debt balances in the fourth quarter of fiscal 2006 as compared to the fourth quarter of fiscal 2005 we expect actual cash paid for interest to decrease by approximately $150,000. Total interest expense in the fourth quarter of fiscal 2006 should approximate or exceed the fourth quarter of fiscal 2005 due to the amortization of the non-cash debt discount until June 2006 as discussed above.

Derivative income/expense represents the adjustment for the change in the fair value of the embedded derivative in our Series A convertible preferred stock, which met the criteria for bifurcation and separate accounting under SFAS No.
133. The fair value of the embedded derivative was computed based on several factors including the underlying value of our common stock at the end of each quarter. For the three and nine months ended December 31, 2004, we recorded a derivative (expense) income of ($258,658) and $62,829, respectively, related to the change in the fair value of the embedded derivative instruments. There was no income or expense in these comparative periods in fiscal 2006 because the Series A convertible preferred stock was partially converted and the remaining shares redeemed in the third quarter of fiscal 2005.

Since the conversion of our Series A convertible preferred stock could have resulted in a conversion into an indeterminable number of common shares, we determined that under the guidance in paragraph 24 of EITF 00-19, "Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled in the Company's Own Stock," we were prohibited from concluding that we had sufficient authorized and unissued shares to net-share settle any warrants or options issued to non-employees. Therefore, we reclassified to a liability the fair value of all warrants and options issued to non-employees that were outstanding during the period that the Series A convertible preferred stock was outstanding from April 2001 to October 2004. Additionally, in accordance with EITF 00-19, if a contract requires settlement in registered shares, then it may be required to record the value of the securities as a liability and/or temporary equity. Any changes in the fair value of the securities based on the Black-Scholes pricing model after the initial valuation are marked to market during reporting periods. During the three and nine months ended December 31, 2005, we recorded a gain
(loss) of ($8,269) and $388,731, respectively, related to the change in the fair values of the warrants. During the three and nine months ended December 31, 2004, we recorded a gain (loss) of ($202,414) and $258,937, respectively, related to the change in the fair values of the warrants.

Liquidity And Capital Resources

                                                           9-Months Ended
                                           -------------------------------------------------
December 31,                                                             $             %
                                              2005         2004        Change       Change
--------------------------------------------------------------------------------------------
Cash from (used in) operating activities     (787,181)   (180,638)     (606,543)       335.8%
Cash from (used in) investing activities    8,442,722     (42,725)    8,485,447     -19860.6%
Cash from (used in) financing activities   (7,838,369)   (114,698)   (7,723,671)      6733.9%
                                           -------------------------------------------------

Net increase (decrease) in cash              (182,828)   (338,061)      155,233        -45.9%
                                           =================================================


Operating and Investing Activities

On December 8, 2005, we completed the sale of substantially all of our manufacturing and production equipment to Schreiber. This sale was approved by our stockholders at a Special Meeting held on December 5, 2005. The $8,700,000 in proceeds was used to pay $1,319,583 for tangible personal property taxes due primarily on the sold assets and $7,374,299 to Beltway Capital Partners LLC (successor by assignment of Wachovia Bank, N.A.) for the termination of our term loan. The remaining proceeds balance of $6,118 was used to reduce our asset-based line of credit from Textron Financial Corporation.

Cash from operating activities declined during the first nine months of fiscal 2006 due to higher operating expenses and the disposal costs as described under Results of Operations. Additionally, accounts receivable is increasing back to its normal levels similar to those as of December 2004. The accounts receivable balance as of March 31, 2005 was lower than average for the sales volume due to a large reserve of nearly $1.6 million that was recorded as of March 31, 2005. We are continually reviewing our collection practices and payment terms to vendors in order to maximize cash flow from operations.

As part of the outsourcing transition, we expect to see a decrease in cash from operations due to the additional disposal costs remaining to be paid. However, upon complete implementation in the fourth quarter of fiscal 2006, we expect to improve cash flows from operations due to the elimination of excess overhead costs and inventory costs.

Financing Activities

                                                        9-Months Ended
                                        --------------------------------------------------
December 31,                                                            $            %
                                           2005             2004      Change       Change
------------------------------------------------------------------------------------------
Net borrowings (payments) on line of
  credit and bank overdrafts            (3,219,757)      941,426    (4,161,183)     -442.0%
Net borrowings (payments) of debt and
  capital leases & associated costs     (6,325,110)   (1,000,282)   (5,324,828)      532.3%
Issuances of stock & associated costs    1,706,498     2,223,846      (517,348)      -23.3%
Redemption of preferred stock                   --    (2,279,688)    2,279,688     -100.00%
                                        --------------------------------------------------
Cash from (used in) financing
  activities                            (7,838,369)     (114,698)   (7,723,671)     6733.9%
                                        ==================================================


   Debt Financing

On May 27, 2003, we obtained from Textron Financial Corporation ("Textron") a revolving credit facility (the "Textron Loan") with a maximum principal amount of $7,500,000 pursuant to the terms and conditions of a Loan and Security Agreement dated May 27, 2003 (the "Textron Loan Agreement"). The Textron Loan is secured by our inventory, accounts receivable and all other assets. Generally, subject to the maximum principal amount which can be borrowed under the Textron Loan and certain reserves that must be maintained during the term of the Textron Loan, the amount available under the Textron Loan for borrowing by our Company from time to time is equal to the sum of (i) 85% of the net amount of our eligible accounts receivable plus (ii) until December 31, 2005, 60% of our eligible inventory not to exceed $3,500,000. After December 31, 2005, there is no borrowing available on inventory since it is not produced or held by us. Advances under the Textron Loan bear interest at a variable rate, adjusted on the first (1st) day of each month, equal to the prime rate plus 1.75% per annum (9.0% at December 31, 2005) calculated on the average cash borrowings for the preceding month. The initial term of the Textron Loan ends on May 26, 2006. As of December 31, 2005, the outstanding principal balance on the Textron Loan was $2,238,722.

The Textron Loan Agreement contains certain financial and operating covenants. On June 3, 2005, we executed a fourth amendment to the Textron Loan Agreement that provided a waiver on all the existing defaults for the fiscal quarters ended December 31, 2004 and March 31, 2005, and amended the fixed charge coverage ratio and the adjusted tangible net worth requirements for periods after March 31, 2005. Additionally, the fourth amendment allowed the Textron Loan to be in an over-advance position not to exceed $750,000 until July 31, 2005. In exchange for the waiver and amendments, our interest rate on the Textron Loan was set at Prime plus 4.75% and we paid a fee of $50,000.

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

Due to the cost of disposal activities and impairment of property and equipment, we fell below the requirements in the fixed charge coverage ratio and the adjusted tangible net worth calculation from June 30, 2005 through September 30, 2005. Effective October 1, 2005, we executed a fifth amendment to the Textron Loan Agreement that provided a waiver for the defaults in the fixed charge coverage ratio and the adjusted tangible net worth requirements, in addition to certain over-advances on the Textron Loan, during the periods from June 2005 through September 2005. The fifth amendment amends and replaces several financial covenants, allows eligibility for borrowing on inventory until December 31, 2005 and provides that the Textron Loan will expire at the end of the initial term on May 26, 2006. Additionally, Textron consented to the sale of our manufacturing equipment to Schreiber and terminated their liens on those assets. In exchange for the waiver and amendments, we paid a fee of $50,000, and has agreed to pay an administration fee in the following installments if the Textron Loan has not then been paid in full: $5,000 on February 1, 2006, $10,000 on March 1, 2006, $15,000 on April 1, 2006 and $20,000 May 1, 2006. We
anticipate that we will be in compliance with the amended covenants and reporting requirements through the end of the term of the Textron Loan on May 26, 2006.

Simultaneous with the closing of the Textron Loan in May 2003, Wachovia Bank, N.A. successor by merger to SouthTrust Bank ("Wachovia") extended our Company a new term loan in the principal amount of $2,000,000. This term loan was consolidated with our March 2000 term loan with Wachovia, which had a then outstanding principal balance of $8,131,985 for a total term loan amount of $10,131,985. This term loan was secured by all of our equipment and certain related assets. Additionally, the term loan bore interest at Wachovia's Base Rate plus 1%.

On June 30, 2005, we entered into a Loan Modification Agreement with Wachovia regarding our term loan. The agreement modified the following terms of the loan:
1) the loan will mature and be payable in full on July 31, 2006 instead of June 1, 2009; 2) the principal payments will remain at $110,000 per month with accrued interest at Wachovia's Base Rate plus 1% instead of increasing to $166,250 on July 1, 2005 as provided by the terms of the promissory note evidencing the loan; and 3) all covenants related to our tangible net worth, total liabilities to tangible net worth, and maximum funded debt to EBITDA ratios are waived and compliance is not required by us through the maturity of the loan on July 31, 2006. In connection with the agreement, we paid $60,000, of which $30,000 was paid upon execution of the agreement and $30,000 was paid on August 1, 2005.

In September 2005, Wachovia assigned this term loan to Beltway Capital Partners LLC. As discussed under the Schreiber Transactions in Recent Material Developments above, this loan was paid in full upon the sale of the equipment to Schreiber on December 8, 2005. Beltway received proceeds of $7,374,299 of which $7,361,985 was for principal and $12,314 was for interest and associated closing costs.

Pursuant to a Note and Warrant Purchase Agreement dated September 12, 2005, we received $1,200,000 as a loan from Mr. Frederick A. DeLuca, a greater than 10% shareholder. In October 2005, pursuant to several Note and Warrant Purchase Agreements dated September 28, 2005, we received a $600,000 loan from Conversion Capital Master, Ltd., a $485,200 loan from SRB Greenway Capital (Q.P.), L.P., a $69,600 loan from SRB Greenway Capital, L.P., and a $45,200 loan from SRB Greenway Offshore Operating Fund, L.P. The combined total of these loans is $2,400,000. The loans are evidenced by unsecured promissory notes (the "Notes") held by the above referenced parties (the "Note Holders"). The Notes require monthly interest-only payments at 3% above the bank prime rate of interest per the Federal Reserve Bank and mature on June 15, 2006. In consideration for the Notes and in accordance with an exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, we issued to Mr. DeLuca, Conversion Capital Master, Ltd., SRB Greenway Capital (Q.P.), L.P., SRB Greenway Capital, L.P., and SRB Greenway Offshore Operating Fund, L.P., warrants to purchase up to 300,000 shares, 150,000 shares, 121,300 shares, 17,400 shares, and 11,300 shares, respectively, of our common stock at an exercise price equal to $1.53 (95% of the lowest closing price of our common stock in the sixty calendar days immediately preceding October 17, 2005). The warrants fully vested on October 17, 2005 and can be exercised on or before the expiration date of October 17, 2008. Also in consideration for the Notes, we granted the Note Holders "piggy back" registration rights with respect to the shares underlying the warrants. These shares were registered on December 30, 2005.

In accordance with the accounting provisions of SFAS No. 123, we recorded the $444,731 initial fair value of the warrants, upon their issuance, as a discount to debt. This discount is being amortized from September 2005 through June 2006. We amortized $152,376 and $165,376 in the three and nine months ended December 31, 2005, respectively. As of December 31, 2005, the outstanding principal balance of $2,400,000 on the Notes less the remaining debt discount is $2,120,645.

Since the exercise price for the warrants was not fixed until October 17, 2005, we revalued the warrants on October 17, 2005 and calculated a fair value of $396,000. The $48,731 difference between the initial $444,731 value of the warrants and the value of the warrants on October 17, 205 was recorded as a gain on fair value of warrants in the Statement of Operations.

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

In accordance with a registration rights agreement dated October 6, 2004 with Mr. Frederick DeLuca, we agreed that within 180 days we would file with the Securities and Exchange Commission ("SEC") and obtain effectiveness of a registration statement that included 2,000,000 shares issued in a private placement and 500,000 shares related to a stock purchase warrant. Per the terms of the agreement, if a registration statement was not filed, or did not become effective within 180 days, then in addition to any other rights the Mr. DeLuca may have, we would be required to pay certain liquidated damages. We filed a registration statement on Form S-3 on March 14, 2005. However, the registration was not declared effective until December 30, 2005. Mr. DeLuca granted an extension of time to have the registration statement declared effective by the SEC and waived all damages and remedies for failure to have an effective registration statement until September 1, 2005. From September 2, 2005 through December 29, 2005, we accrued liquidated damages of $285,104 (2.5% times the product of 2,500,000 registerable shares and the share price of $1.15 per share every thirty days).

Summary

As we continue with the sale of the remaining assets held for sale and the outsourcing transition, we anticipate that we will see additional gains and/or losses from the sale of various assets and non-recurring expenses for disposal costs. However, with the reduction in overall debt and property taxes, we expect to see annual interest savings in excess of $800,000.

We believe that with the above debt service savings and anticipated reductions in our costs of goods sold beginning in January 2006, we will have enough cash to meet our needs for general operations through December 31, 2006. However, it is uncertain at this time if we will have enough cash from operations to repay the Textron Loan that matures in May 2006 and the aggregate of $2,400,000 in loans from the Note Holders that mature in June 2006 as discussed under Debt Financing. If we cannot generate enough cash from operations and the sale of our remaining assets that are held for sale by these maturity dates, and we are unable to refinance or renew these loans, or if additional financing is not available on terms acceptable to us, we will be unable to satisfy such facilities by their maturity dates. In such an event, Textron and the Note Holders could exercise their respective rights under their loan documents, which could include, among other things, declaring defaults under the loans and pursuing foreclosure on our assets that are pledged as collateral for such loans. If such an event occurred, it would be substantially more difficult for us to effectively continue the operation of our business, and it is unlikely that we would be able to continue as a going concern.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk results primarily from fluctuations in interest rates. The interest rates on our outstanding debts to Textron and Note Holders are floating and based on the prevailing market interest rates. For market-based debt, interest rate changes generally do not affect the market value of the debt but do impact future interest expense and hence earnings and cash flows, assuming other factors remain unchanged. A theoretical 1% increase or decrease in market rates in effect on December 31, 2005 with respect to our debt as of such date would increase or decrease interest expense and hence reduce or increase the net income of our Company by approximately $46,000 per year or $11,500 per quarter.

Our sales during the quarters ended December 31, 2005 and 2004, which were denominated in a currency other than U.S. Dollars, were less than 5% of gross sales and no net assets were maintained in a functional currency other than U.
S. Dollars during such periods. However, further declines in the U.S. Dollar on the international market, may cause our foreign suppliers of raw materials, particularly casein, to increase their U.S. Dollar prices on future orders from our Company. Therefore, while we believe that the effects of changes in foreign currency exchange rates have not historically been significant to our operations or net assets, we are unable to forecast the effects that foreign currency exchange rates may have on our future operations.

Item 4. Controls and Procedures

As of December 31, 2005, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer ("CEO"), and the Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures to insure that our Company records, processes, summarizes and reports in a timely and effective manner the information required to be disclosed in reports filed with or submitted to the Securities and Exchange Commission. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective in timely bringing to their attention material information related to our Company required to be included in our periodic Securities and Exchange Commission filings, except for the control noted below. Since the date of this evaluation, there have been no changes in our internal controls or in other factors that are reasonably likely to materially affect those controls, except as noted below.

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

                           PART II. OTHER INFORMATION

Item 1A. Risk Factors

Statements other than historical information contained in this Form 10-Q are considered "forward-looking statements" as defined under the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. These forward-looking statements are based on our current expectations, estimates and projections about our industry, management's beliefs and certain assumptions made by our company. Words such as "anticipate," "expect," "intend," "plan," "believe," "seek," "project," "estimate," "may," "will," and variations of these words or similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially from our Company's historical results and those expressed or forecasted in any forward-looking statement as a result of a variety of factors as set forth below. We believe that these forward-looking statements are reasonable at the time they are made. However, we undertake no obligation to publicly update or revise any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

In addition to the other information in this Form 10-Q and the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended March 31, 2005, the following are some of the factors that could cause our Company's actual results to differ materially from the expected results described in or underlying our Company's forward-looking statements. These factors should be considered carefully while evaluating our business and prospects. If any of the following risks actually occur, they could seriously harm our business, financial condition, results of operations or cash flows.

We will need  additional  financing and such financing may not be available.

We have incurred substantial debt in connection with the financing of our business. The aggregate principal amount outstanding under our credit facilities is approximately $4,638,722 as of December 31, 2005. This amount includes a revolving line of credit from Textron Financial Corporation ("Textron") in the amount of $2,238,722, and several notes payable to certain Note Holders (as described under Debt Financing) totaling $2,400,000. We will need to refinance or raise proceeds to pay the Textron line of credit on or before its maturity date of May 26, 2006 and the notes payable to the Note Holders on or before their maturity date of June 15, 2006.

If we cannot generate enough cash from operations and the sale of our remaining assets that are held for sale by these maturity dates, and we are unable to refinance or renew these loans, or if additional financing is not available on terms acceptable to us, we will be unable to satisfy such facilities by their maturity dates. In such an event, Textron and the Note Holders could exercise their respective rights under their loan documents, which could include, among other things, declaring defaults under the loans and pursuing foreclosure on our assets that are pledged as collateral for such loans. If such an event occurred, it would be substantially more difficult for us to effectively continue the operation of our business, and it is unlikely that we would be able to continue as a going concern.

Forgiveness of or foreclosure on our note receivable will result in a material affect to our reported earnings.

In June 1999, in connection with an amended and restated employment agreement for Angelo S. Morini,, our Founder and member of our Board of Directors, we consolidated two full recourse notes receivable ($1,200,000 from November 1994 and $11,572,200 from October 1995) related to the exercise of 2,914,286 shares of our common stock into a single note receivable in the amount of $12,772,200 that is due on June 15, 2006. This single consolidated note is non-interest bearing and non-recourse and is secured by the 2,914,286 underlying shares of our common stock. Per the terms of the June 1999 Employment Agreement that was amended and restated by the October 2003 Second Amended and Restated Employment Agreement between our Company and Mr. Morini, this loan may be forgiven upon the occurrence of any of the following events: 1) Mr. Morini is terminated without cause; 2) there is a material breach in the terms of Mr. Morini's employment agreement; or 3) there is a change in control of the Company for which Mr. Morini did not vote "FOR" in his capacity as a director or a stockholder.

In the event that the $12,772,200 loan is forgiven, we would reflect this amount as a forgiveness of debt in the Statement of Operations. In the event that Mr. Morini is unable to pay the loan when due and we foreclose on the shares, we would reflect a loss on collection for the amount that the value of the 2,914,286 underlying collateral shares are below the value of the note. In December 2005, we reserved $9,129,343 against this stockholder note receivable under the assumption that we will not be able to collect proceeds in excess of the $3,642,857 value of the underlying collateral shares. The value of the underlying collateral shares was computed using the market price of our common stock on December 31, 2005 of $1.25 multiplied by the 2,914,286 shares. Although this reserve resulted in a material loss to our operations, it does not have any affect on the balance sheet since the $12,772,200 loan amount was already shown as a reduction to Stockholders' Equity (Deficit).

We lack an operating history as a branded marketing company and we may not be successful.

There can be no assurance that we will be successful as a branded marketing company. While we have marketed our products ourselves in the past, we lack an operating history as solely a branded marketing company for investors to evaluate our business and prospects. We have limited meaningful historical financial data upon which to plan future operating expenses. Accordingly, we face risks and uncertainties relating to our ability to successfully implement our strategy. Investors must consider the risks, expenses, difficulties and uncertainties frequently encountered by companies in their early stage of transition. Failure to accurately forecast our revenues and future operating expenses could cause quarterly fluctuations in our operating results, including cash flows, and may result in further volatility of or a decline in our stock price.

We depend on one supplier to manufacture and distribute all of our products to our customers.

Pursuant to a Supply Agreement dated June 30, 2005 between our Company and Schreiber Foods, Inc. ("Schreiber"), we depend solely on Schreiber to manufacture and distribute all of our products to our customers. We will rely solely on Schreiber to produce our products at prices that are competitive in the market, to maintain the quality of our products, and to supply our customers with the products they order on a timely basis. If Schreiber is unable to deliver its services according to the negotiated terms of the Supply Agreement for any reason, including the deterioration of its financial condition or over-commitment of its resources, we may lose customers and we may be required to purchase outsourcing services from another source at a higher price. Either of these occurrences will likely reduce our profits to be realized or result in a reduction in sales of our products.

We have received a notice of failure to satisfy a continued listing rule or standard from the American Stock Exchange and we are in jeopardy of being delisted from the American Stock Exchange.

On September 29, 2005, we received a deficiency letter from the American Stock Exchange ("AMEX") advising that, based on its review of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, we are not in compliance with AMEX's continued listing requirements. Specifically, the AMEX notice stated that we are not in compliance with (i) Section 1003(a)(i) of the AMEX Company Guide, because our shareholders' equity is less than $2,000,000 and we sustained losses from continuing operations and/or net losses in two out of our three most recent fiscal years; (ii) Section 1003(a)(ii) of the AMEX Company Guide, because our shareholders' equity is less than $4,000,000 and we sustained losses from continuing operations and/or net losses in three out of our four most recent fiscal years; and (iii) Section 1003(a)(iv) of the AMEX Company Guide, because we have sustained losses which are so substantial in relation to our overall operations or our existing financial resources, or our financial condition has become so impaired that it appears questionable, in the opinion of AMEX, as to whether we will be able to continue operations and/or meet our obligations as they mature.

On October 7, 2005, we filed an Amended Annual Report on Form 10-K/A for the year ended March 31, 2005 and an Amended Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2005. Based on the revised financial information, we notified AMEX on October 11, 2005 that we are also not in compliance with
Section 1003(a)(iii) of the AMEX Company Guide, because our shareholders' equity is less than $6,000,000 and we sustained losses from continuing operations and/or net losses in our five most recent fiscal years.

On October 28, 2005, we submitted a plan to AMEX, advising AMEX of actions that we have taken, or will take, that would bring our Company into compliance with
Section 1003(a)(i), Section 1003(a)(ii), Section 1003(a)(iii) and Section 1003(a)(iv) of the AMEX Company Guide. Our plan noted that we have pursued and continue to pursue four primary strategic alternatives: first, we sought and have since obtained certain waivers and modifications of financial covenants from our line of credit lender, Textron Financial Corporation; second, we borrowed $2,400,000 on a short-term basis to alleviate cash flow difficulties; third, we are in the process of transitioning into a branded marketing company as a result of the outsourcing and equipment sale transactions with Schreiber, which when completed should enable us to reduce our debt, lower our product and distribution costs and improve our profitability; and finally, we have engaged Goldman, Sachs & Co. to explore strategic alternatives for the enhancement of shareholder value, including the possible sale of our Company.

On December 16, 2005, AMEX notified us that it accepted our plan to regain compliance and granted our Company an extension until March 29, 2007 to regain compliance with the continued listing standards. We will continue to be listed during the extension period. However, we will be subject to periodic review by AMEX during the extension period. If we do not make progress consistent with the plan during the extension period or are not in compliance with the continued listing standards at the end of the extension period, AMEX staff has advised us that it would likely initiate delisting proceedings pursuant to Section 1009 of the AMEX Company Guide.

On January 25, 2006, we notified AMEX that two members of our audit committee resigned on January 21, 2006. Since we have only one remaining independent director on the audit committee, we are not in compliance Section 121B(2)(a) of the AMEX Company Guide which states that we must continue to have an audit committee consisting of three members. We are currently in the process of searching for two independent (for audit committee purposes) replacements who would be qualified to fill the vacancies on the audit committee and are currently using our three independent Board members to carry out the audit committee responsibilities until the two replacements are found and appointed.

In the event we are delisted from AMEX, our securities may be eligible for trading on the OTC Bulletin Board or on other unlisted markets such as The Pink Sheets, although there can be no assurance that our securities will be eligible for trading on any alternative exchanges or markets. As a consequence of such delisting, an investor could find it more difficult to dispose of or to obtain accurate quotations as to the market value of our securities. Among other consequences, delisting from AMEX may cause a decline in the stock price and difficulty in obtaining future financing.

As of September 30, 2005, we had a material weakness in our internal control over financial reporting, and we might find other material weaknesses in the future which may adversely affect our ability to provide timely and reliable financial information and satisfy our reporting obligations under federal securities laws.

As of September 30, 2005, we did not maintain effective controls over the completeness and accuracy relating to the accounting and disclosure for complex and non-standard stockholders' equity transactions. Specifically, we did not have effective controls over accounting for our Series A convertible preferred stock during the periods from April 2001 through October 2004 and other mark-to-market securities, including warrants and shares exercised through a note receivable, during the periods from March 2001 through June 2005. This control deficiency resulted in the restatement of our financial statements for the fiscal years ended March 31, 2005, 2004, 2003, 2002 and 2001, and the restatement of the quarterly data for the first quarter ended June 30, 2005. Our management therefore determined that this control deficiency constituted a "material weakness" in our internal control over financial reporting relating to the accounting and disclosure for complex and non-standard stockholders' equity transactions.

To address our material weakness related to the accounting and disclosure for complex and non-standard stockholders' equity transactions, we have enhanced our internal control processes in order to be able to comprehensively review the accounting and disclosure implications of such transactions on a timely basis. As part of the enhancement, we have subscribed to additional outside research materials and will consult with additional outside consultants to confirm our understanding of complex transactions, as necessary.

We might find other material weaknesses in our internal control over financial reporting in future periods. To the extent that any significant or material weaknesses exist in our internal control over financial reporting, such weaknesses may adversely affect our ability to provide timely and reliable financial information necessary for the conduct of our business and satisfaction of our reporting obligations under federal securities laws.

We have been subject to borrowing restrictions under our primary credit facility.

In accordance with the fifth amendment to our loan agreement with Textron, Textron requires us to maintain excess borrowing availability under the Textron Loan in an amount no less than $500,000. Additionally, we may experience further restrictions by Textron by virtue of reserves Textron may require, receivables it may deem ineligible or other rights they have under the loan agreement. Such restrictions would adversely affect our cash flows and results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

On December 5, 2005, we held a Special Meeting of Stockholders to approve the sale of substantially all of our manufacturing and production equipment to Schreiber Foods, Inc., a Wisconsin corporation ("Schreiber"), for $8,700,000 in cash.

As of the record date on November 8, 2005, there were 20,051,327 shares of common stock issued, outstanding and eligible to vote. The sale was approved by 74% of the stockholders with the vote tabulation as follows: VOTES CAST FOR - 14,860,768; VOTES CAST AGAINST - 21,311; ABSTENTIONS - 17,915; BROKER NON-VOTES
- none.

The $8,700,000 in proceeds was used to pay $1,319,583 for tangible personal property taxes due primarily on the sold assets and $7,374,299 to Beltway Capital Partners LLC (successor by assignment of Wachovia Bank, N.A.) for the termination of our term loan. The remaining proceeds balance of $6,118 was used to reduce our asset-based line of credit from Textron Financial Corporation.

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

* 10.27 First Amendment to Note and Warrant Purchase Agreement dated October 7, 2005 between Galaxy Nutritional Foods, Inc. and Frederick A. DeLuca (Filed as Exhibit 10.27 on Form 10-Q for the fiscal quarter ended September 30, 2005.)

* 10.28 Fifth Amendment to Loan and Security Agreement dated November 14, 2005 between Galaxy Nutritional Foods, Inc. and Textron Financial Corporation (Filed as Exhibit 10.28 on Form 10-Q for the fiscal quarter ended September 30, 2005.)

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


                                    GALAXY NUTRITIONAL FOODS, INC.


Date: February 21, 2006             /s/ Michael E. Broll
                                    ------------------------------
                                    Michael E. Broll
                                    Chief Executive Officer
                                    (Principal Executive Officer)


Date: February 21, 2006             /s/ Salvatore J. Furnari
                                    ------------------------------
                                    Salvatore J. Furnari
                                    Chief Financial Officer
                                    (Principal Accounting and Financial Officer)