Form 10-K
period 2006-03-31
GALAXY NUTRITIONAL FOODS INC
filed 2006-07-14
CIK 819527

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 2006

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 1-15345

                         GALAXY NUTRITIONAL FOODS, INC.
             (Exact name of registrant as specified in its charter)

          Delaware                                              25-1391475
(State or other jurisdiction of                                (IRS Employer
 incorporation or organization)                              Identification No.)

          2441 Viscount Row
          Orlando, Florida                                        32809
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code: (407) 855-5500

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.01 per share                    None
        (Title of Class)                  (Name of exchange on which registered)

Indicate by check mark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
         Yes |_|           No |X|

Indicate by check mark if registrant is not required to file reports pursuant to
Section 15(d) of the Act.
         Yes |_|           No |X|

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
         Yes |_|           No |X|

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of September 30, 2005 (the last business day of the registrant's most recently completed second fiscal quarter) was $14,610,399 based on the closing price of such common equity of $1.61 per share on that date. All executive officers and directors of the registrant and all persons filing a Schedule 13D or a Schedule 13G with the Securities and Exchange Commission in respect to the registrant's common stock have been deemed, solely for the purpose of the foregoing calculation, to be "affiliates" of the registrant.

The number of shares outstanding of the registrant's common stock as of July 13, 2006 was 17,109,894.


DOCUMENTS INCORPORATED BY REFERENCE: None

                                     PART I

FORWARD LOOKING STATEMENTS

This Form 10-K contains forward-looking statements within the meaning of the federal securities laws that relate to future events or our future financial performance. These forward-looking statements are based on our current expectations, estimates and projections about our industry, management's beliefs and certain assumptions made by our company. Words such as "anticipate," "expect," "intend," "plan," "believe," "seek," "project," "estimate," "may," "will," "could," "should," "potential," or "continue" or the negative or variations of these words or similar expressions are intended to identify forward-looking statements. Additionally, these forward-looking statements include, but are not limited to statements regarding:

      o     Refinancing certain debt obligations;

      o Difficulty or inability to raise additional financing, if needed on terms acceptable to us;

      o     Improving cash flows from operations;

      o     Marketing our existing products and those under development;

      o     Our estimates of future revenue and profitability;

      o Our expectations regarding future expenses, including cost of goods sold, delivery, selling, general and administrative, research and development expenses, and disposal costs;

      o Our estimates regarding capital requirements and our needs for additional financing;

      o     Competition in our market;

      o     Our ability to continue to operate as a going concern.

Although we believe that these forward-looking statements are reasonable at the time they are made, these statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially from our historical results and those expressed or forecasted in any forward-looking statements as a result of a variety of factors, including those set forth under "Risk Factors" and elsewhere in, or incorporated by reference into, this Form 10-K. We are not required and undertake no obligation to publicly update or revise any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.


ITEM 1. BUSINESS

General

Galaxy Nutritional Foods, Inc. develops and globally markets plant-based cheese and dairy alternatives, as well as processed organic cheese and cheese food to grocery and natural foods retailers, mass merchandisers and food service accounts. Our overall strategy is to enhance the value of the Galaxy Nutritional Foods' brands by developing nutritious products that meet the taste and dietary needs of today's increasingly health conscious consumers. In this report, the terms "Company," "we," "us," or "our" means Galaxy Nutritional Foods, Inc.

Veggie, the leading brand in the cheese alternative category of the grocery channel and our top selling product group, is primarily merchandised in the produce section and provides calcium and protein without cholesterol, saturated fat or trans fat. In the natural foods channel, our brands include: Rice, Veggy, Vegan, and Wholesome Valley, which are primarily merchandised in the cheese alternative or dairy sections. We also have Galaxy imitation and private label products including processed slices and shreds. These products are primarily sold in the grocery, mass markets and food service channels.

We sell our products through leading grocery store chains including Publix, Kroger, Safeway, Albertson's, Wakefern, H.E. Butt and natural food stores including Whole Foods, Wild Oats and several independents. We seek to build core brand recognition and a broader consumer base through marketing, including product sampling and advertising programs to educate consumers on the benefits of healthier eating. Our strategy for the future is to continue our marketing efforts primarily in the retail market to capitalize on the continuing interest among consumers in eating foods low in cholesterol, saturated fat and trans fat. We believe that one of the leading contributors of cholesterol and saturated fat in the American diet is conventional cheese. By providing good tasting cheese alternatives in convenient forms and flavors, we believe that we will be able to attract an increasing number of consumers interested in improving their diet and eating habits.

Our Company was founded by Angelo S. Morini in 1972 under the original name of Fiesta Foods & Galaxy Foods in New Castle, Pennsylvania. In 1980, the name was changed to Galaxy Cheese Company and subsequently reincorporated under the laws of the State of Delaware in 1987. In June 1991, we moved from New Castle, Pennsylvania to Orlando, Florida and in November 2000 became Galaxy Nutritional Foods, Inc. to more clearly define our position in the food category.

Change in Operations

During the fiscal year ended March 31, 2006, we determined that our manufacturing capacity was significantly in excess of our requirements and that it would be advantageous to outsource manufacturing and distribution operations. On June 30, 2005, Galaxy Nutritional Foods, Inc. and Schreiber Foods, Inc., a Wisconsin corporation ("Schreiber"), entered into a Supply Agreement, whereby we agreed that Schreiber would become our sole source of supply for substantially all of our products. Schreiber is a privately held cheese manufacturing company whose primary business is contract manufacturing cheese, cheese alternative and other dairy products for many well-known companies and brands.

In November 2005, Schreiber began to deliver such products directly to our customers. The prices for such products are based on cost plus a processing fee as determined by the parties from time to time. Other material terms of the Supply Agreement are as follows:

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

In November 2005, we sold all of our usable raw material inventory to Schreiber at our cost and transferred our finished goods inventory to Schreiber's facility. Our inventory balance as of March 31, 2006 consists primarily of certain stock levels of inventory we maintain at a public storage facility in Canada in order to distribute to our Canadian customers quickly and efficiently.

On June 30, 2005, we also entered into a definitive agreement (the "Asset Purchase Agreement") for the sale of substantially all of our manufacturing and production equipment to Schreiber for $8,700,000 in cash and on December 8, 2005, we completed this sale. This sale was approved by our stockholders at a Special Meeting held on December 5, 2005. The $8,700,000 in proceeds was primarily used to pay accrued tangible personal property taxes and to terminate certain debt obligations on the assets that were sold.

As a result of the above agreements, our Company eliminated its manufacturing and distribution operations and is now a branded marketing company that will continue to develop, market and sell our products. Additionally, we have eliminated the need to carry large amounts of inventory in order to manufacture our products prior to distribution to our customers. With the exception of inventory for samples and certain Canadian customers, we do not take possession of our inventory prior to its shipment from Schreiber to our customers.


Development Of Business

While most companies place their dairy products in the supermarket dairy section, we adopted a sales and marketing strategy whereby Veggie products are merchandised in the produce section. In this section, Veggie brand products are sold next to other natural and organic items.

The natural channel business began with soy-based cheese alternatives under the brand names Soyco and Soymage, now Veggy and Vegan respectively. To further develop the natural channel business, in fiscal 1996, we introduced a soy free rice-based line to meet the needs of consumers with soy allergies. In recent years, all three natural channel brands were repositioned under the Galaxy Nutritional Foods umbrella brand. The natural brands, previously sold only to natural foods retailers, are now distributed in the grocery channel with the introduction of natural foods sections in most supermarkets. In response to the growth in the organic food category, in fiscal 1997, we introduced the Wholesome Valley Organic brand in the natural channel, followed shortly by the grocery channel.

Historically, our foodservice business primarily consisted of imitation cheese products. The foodservice business has since been expanded to include branded cheese alternatives similar to the retail products.

Principal Products Produced

We market a variety of cheese and dairy alternatives as well as processed organic cheese and cheese food to grocery and natural foods retailers, mass merchandisers and food service accounts under the brands Veggie, Veggy, Rice, Vegan, Wholesome Valley Organic, and Galaxy. Each brand's corresponding nutritional benefits are noted below:

Veggie Brand - Leading Cheese Alternative in Grocery - Our flagship brand, sold in the produce section of supermarkets, is produced in a variety of forms including slices, shreds, spreads and more. Veggie cheese alternatives are an excellent source of calcium without cholesterol, saturated or trans fat. Future Veggie brand line extensions include Galaxy Super Stix, a convenient individually wrapped mozzarella flavored stick, which provides calcium and protein without trans fat, saturated fat or cholesterol.

Veggy Brand - Soy-based Cheese Alternatives - Similar to our grocery brand, Veggie, and without preservatives, Veggy branded products are an excellent source of calcium without cholesterol, saturated or trans fat. This soy-based alternative is primarily sold in natural food stores and is available in a wide variety of individually wrapped slices and a grated topping.

Rice Brand - Soy Free Cheese Alternatives - Our Rice products, sold primarily in natural food stores, are a leading soy free cheese alternative without cholesterol or trans fat. Also, preservative and gluten free, this brand is available in a wide variety of flavors in slices, shreds, blocks, grated topping, sour cream, cream cheese and butter alternatives. Recent fiscal 2006 line extensions include Rice Vegan slices, the first soy and casein free cheese alternative.

Vegan Brand - Casein Free Dairy Alternatives - Our Vegan brand products are sold primarily in the natural food stores in individually wrapped slices, blocks, sour cream style topping, cream cheese style spread, and a grated topping. Vegan brand products are soy-based, casein (a dried skim milk protein), preservative and gluten free.

Wholesome Valley Organic Brand - Organic Cheese Products - Our Wholesome Valley Organic brand is a cheese product made without the use of antibiotic growth hormones or dangerous pesticides and chemicals and is available in slices, shreds, and block varieties in both natural food and grocery stores.

Galaxy Brand Products - Imitation and Processed Cheese Alternative Products - Our Galaxy brand includes value priced processed cheese products sold primarily in the supermarket dairy section. Galaxy brand products are cholesterol and trans fat free and are available in various flavors in the form of sandwich slices and shreds.

Our only branded product line, which accounts for more than 10% of our gross sales for the fiscal year ended March 31, 2006, is the Veggie line of products. This line of products contributed approximately 53%, 46% and 60% of gross sales for the fiscal years ended March 31, 2006, 2005 and 2004, respectively. Our non-branded imitation, private label and sandwich slice business contributed approximately 31%, 35% and 22% of gross sales for the fiscal years ended March 31, 2006, 2005 and 2004, respectively.

Principal Markets

Our products are sold primarily in two commercial markets: retail and food service.

In the retail market, we sell our products to national and regional supermarket chains, mass merchandisers and natural foods or to distributors that sell and deliver to these retail establishments. These sales are facilitated through our in-house sales managers and a nationwide network of non-exclusive commissioned brokers. We believe our products appeal to a wide range of consumers seeking lower fat, lower cholesterol, and no lactose products. In the retail market, where we believe taste and nutrition generally outweigh price considerations, we market our Veggie and Galaxy natural branded products at prices generally comparable to or higher than the prices of conventional cheeses.

In the food service market, we sell directly to food distributors and other customers in the food service market through our in-house sales managers and a nationwide network of non-exclusive commissioned brokers. In this market we offer more expensive premium products such as our Veggie line to customers who place importance on taste and nutrition and our less expensive Galaxy branded products to customers whose primary consideration is cost. The food service products are primarily sold to distributors who supply food to restaurants, cafeterias, hospitals, correctional institutions, and schools. We also market our products directly to franchisees of large national restaurant chains.

For the fiscal years ended March 31, 2006, 2005 and 2004, our gross sales were $41,492,717, $48,421,384 and $40,041,371, respectively. The following chart sets forth the percentage of gross sales that the retail and food service markets represented for the fiscal years ended March 31, 2006, 2005 and 2004:

                           Percentage of Gross Sales
                          Fiscal Years Ended March 31,

Category                   2006       2005       2004
-----------------------------------------------------
Retail sales                85%        85%        87%
Food service sales          15%        15%        13%

Methods of Distribution

Pursuant to the Supply Agreement with Schreiber, beginning in November 2005, our products are primarily distributed from Schreiber's distribution centers in Green Bay, Wisconsin; Carthage, Missouri; and Logan, Utah. In order to distribute to our Canadian customers quickly and efficiently, we store and distribute products through a public storage facility in Canada. We maintain a certain stock level at this facility and pay the Canadian facility a processing fee for its services.

Sources and Availability of Raw Materials

Prior to November 2005, we purchased the ingredients used in our manufacturing operations, i.e., casein, vegetable proteins and oils, enzymes and other ingredients, from several sources, and we believe that all of these ingredients are readily available from numerous suppliers. Due to more cost effective conditions in other countries, suppliers from such countries are often able to supply casein, a dried skim milk protein, at prices lower than domestic suppliers. Accordingly, we purchased our major ingredient, casein, from foreign suppliers. Because our casein is imported, its availability is subject to a variety of factors, including strength of the United States Dollar, foreign production limitations and federal import regulations. Our increased costs for casein throughout the fiscal year ended March 31, 2005 had an adverse impact on our results of operations for such fiscal year.

For the fiscal years ended March 31, 2006, 2005 and 2004, we purchased approximately $6,242,977, $10,947,000, $6,134,000, respectively, of casein, the principal raw material used to manufacture substantially all of our products. The following table sets forth the name of each supplier along with the percentage they supplied of casein which either alone, or together with their affiliates, provided 10% or more casein to our Company, based on our dollar volume purchased:

                                                                    Percent of Casein Purchases
                                                                    Fiscal Years Ended March 31,
Type of Raw Material                  Name of Supplier              2006        2005         2004
----------------------- ---------------------------------------- ----------- ----------- ------------

Casein                  Lactalis f/n/a Besnier-Scerma U.S.A.             34%         30%         20%
                        Glanbia f/n/a Avonmore Food Products             26%         21%         29%
                        Irish Dairy Board                                --          15%         24%
                        Bluegrass Dairy & Food, LLC                      26%         12%         --
                        Eurial Poitouraine/Euro Proteins                  5%          4%         20%

Since November 2005, pursuant to the Supply Agreement with Schreiber, we depend solely on Schreiber to obtain the necessary ingredients, manufacture and distribute all of our products to our customers. The prices for such products are based on cost plus a processing fee as determined by the parties from time to time. Purchases from Schreiber accounted for 38% of product purchases for the fiscal year ended March 31, 2006.

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

We provide a guarantee of sale to many of our retail customers in natural food stores, conventional grocery stores and the mass merchandising industry. If the product is not sold during its shelf life, we will allow a credit for the unsold merchandise. Since the shelf life of our products range from 6 months to one year, we historically average less than 2% of gross sales in credits for unsold product.

Since November 2005, pursuant to the Supply Agreement with Schreiber, we depend solely on Schreiber to manufacture and distribute all of our products to our customers. We are required to pay Schreiber for our products within 20 days of shipment to our customers. As a result of the Supply Agreement, we have eliminated the need to carry large amounts of inventory in order to manufacture our products prior to distribution to our customers. With the exception of inventory for samples and certain Canadian customers, we do not take possession of our inventory prior to its shipment from Schreiber to our customers.

Customers

We sell to customers throughout the United States and 14 other countries. For the fiscal years ended March 31, 2006, 2005 and 2004, our gross sales were $41,492,717, $48,421,384 and $40,041,371, respectively. Gross sales derived from foreign countries were approximately $5,158,000, $4,896,000 and $4,297,000 for the fiscal years ended March 31, 2006, 2005 and 2004, respectively. These sales represent 12%, 10% and 11% of gross sales in the fiscal years ended March 31, 2006, 2005 and 2004, respectively. Gross sales are attributed to individual countries based on the customer's shipping address. We have no long-term assets located outside of the United States.

The following table sets forth the percentage of foreign gross sales to each country, which accounted for 5% or more of our foreign gross sales for the fiscal years ended March 31, 2006, 2005 and 2004:

                       Percentage of Gross Foreign Sales
                          Fiscal Years Ended March 31,

 Country                     2006       2005       2004
-------------------------------------------------------
Canada                      60.0%      47.9%      44.4%
Puerto Rico                 22.8%      33.4%      32.9%
Israel                        *          *         5.9%

*Less than 5% of foreign gross sales for the stated fiscal year

The following table sets forth the name of each customer, which either alone, or together with its affiliates, accounted for 5% or more of our gross sales for the fiscal years ended March 31, 2006, 2005 and 2004:

                           Percentage of Gross Sales
                          Fiscal Years Ended March 31,

Customer Name                                  2006       2005       2004
-------------------------------------------------------------------------
United Natural Foods                           9.3%       9.4%       8.5%
Distribution Plus Incorporated (DPI)           8.3%       7.4%       7.8%
Publix                                         6.9%       5.9%       7.2%
Wal-Mart                                       7.4%         *          *
Del Sunshine LLC                                 *       11.6%         *
Kroger                                           *          *        5.9%

*Less than 5% of gross sales for the stated fiscal year.

During the fiscal year ended March 31, 2005, we produced certain private label products for Del Sunshine who then sold the products to Wal-Mart. In the fourth quarter of fiscal 2005, we reserved nearly $1,760,000 in accounts receivable and inventory related to Del Sunshine LLC that we believed collection thereon was questionable. As of March 31, 2006, all amounts owed by Del have been written off as uncollectible. In the fiscal year ended March 31, 2006, we began selling these products directly to Wal-Mart instead of through Del Sunshine.

Competitive Conditions

We operate in a highly competitive environment. In the retail cheese market, we compete with large national and regional manufacturers of conventional, organic, and imitation cheese products. Competitors such as Kraft, Borden's and ConAgra, among others are well established and have significantly more brand name recognition, marketing personnel, and cash resources at their disposal. Conventional "Lite" cheese generally has a lower fat content than regular cheese. But, unlike most of our products, it still contains cholesterol and lactose. Further, we believe that the perceived healthfulness, quality and excellent taste of our product lines provide a competitive advantage over many companies with more traditional products.

Within the retail cheese alternative niche market, there are a number of additional competitors such as Tree of Life, Tofutti Brands, Inc., Yves (a subsidiary of Hain Celestial Group), Follow Your Heart, and Melissa's. Like our product lines, these competitors offer dairy and cheese alternatives to grocery and natural foods stores. In addition, their offerings are similar to ours in that they have comparable perceived benefits and are distributed or positioned in the same retail shelf space as our products.

In the food service markets, our substitute and imitation cheese products compete with other numerous substitute and imitation cheese products, as well as with conventional cheeses.

We believe that we are superior to the competition in our niche in the most important competitive factors, which are brand awareness, taste, perceived nutritional value, product appearance, product distribution, and overall consumer purchase interest. Finally, we believe that the breadth and depth of our product lines make it difficult for our smaller competitors to have a significant impact on our market leading share in the cheese alternative category.

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

Trademarks include registered brand names, logos, symbols, or copyrights used to identify our products or services. As such, this prevents other manufacturers from using any words or symbols for which we hold the trademark. This is important as it helps provide competitive insulation around our products in the marketplace and enables consumers to identify with one particular brand or another. We will continue to market our trademarks in order to increase brand awareness for our products. Although our trademarks are valuable to our business, they are not, at this time, assets that are critical to our business. In the event that we would be prohibited from using one or more of our trademarks, we do not believe that this would have a material adverse affect on our continued operations.

Although we believe that our formulas and processes are proprietary and the key to our success, we have not sought and do not intend to seek patent protection for such technology. In not seeking patent protection, we are instead relying on the complexity of our technology, on trade secrecy laws, and on employee and inter-company confidentiality agreements. We believe that our technology has been independently developed and does not infringe on the patents or trade secrets of others.

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

Environmental Regulation

Prior to the outsourcing of our manufacturing and distribution operations in November 2005, our facility and manufacturing processes were subject to inspections by several agencies including the Florida Department of Agriculture and Consumer Services and our insurance providers. We were also required to comply with environmental regulations in connection with the development of our products and the operation of our business. We believe that we are in material compliance with the federal, state and local environmental laws and regulations applicable to our Company. We believe that continued compliance with any current or reasonably foreseeable future environmental laws and regulations will not have a material adverse effect on the capital expenditures, earnings, financial condition or competitive position of our Company.

Employees

As of July 13, 2006, we had a total of 30 full-time employees. We employ all personnel directly. We are an affirmative action employer providing equal employment opportunity to all applicants. We consider our relations with employees to be satisfactory. No employee is a member of a trade union.

ITEM 1A. RISK FACTORS

Forward-Looking Information

Statements other than historical information contained in this Form 10-K are considered "forward-looking statements" as defined under the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. These forward-looking statements are based on our current expectations, estimates and projections about our industry, management's beliefs and certain assumptions made by our Company. Words such as "anticipate," "expect," "intend," "plan," "believe," "seek," "project," "estimate," "may," "will," "could," "should," "potential," or "continue" or the negative or variations of these words or similar expressions are intended to identify forward-looking statements. Although we believe that these forward-looking statements are reasonable at the time they are made, these statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially from our historical results and those expressed or forecasted in any forward-looking statement as a result of a variety of factors as set forth below. We are not required and undertake no obligation to publicly update or revise any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

In addition to the other information in this Form 10-K, the following are some of the factors as of July 13, 2006, that could cause our Company's actual results to differ materially from the expected results described in or underlying our Company's forward-looking statements. These factors should be considered carefully while evaluating our business and prospects. If any of the following risks actually occur, they could seriously harm our business, financial condition, results of operations or cash flows.

We are in default on certain related party unsecured notes payable.

Pursuant to a Note and Warrant Purchase Agreement dated September 12, 2005, we received $1,200,000 as a loan from Mr. Frederick A. DeLuca, a greater than 10% shareholder. In October 2005, pursuant to several Note and Warrant Purchase Agreements dated September 28, 2005, we received a $600,000 loan from Conversion Capital Master, Ltd., a $485,200 loan from SRB Greenway Capital (Q.P.), L.P., a $69,600 loan from SRB Greenway Capital, L.P. and a $45,200 loan from SRB Greenway Offshore Operating Fund, L.P. The combined total of these loans is $2,400,000. The loans are evidenced by unsecured promissory notes (the "Notes") held by the above-referenced parties (the "Note Holders"). The Notes required monthly interest-only payments at 3% above the bank prime rate of interest per the Federal Reserve Bank (the "Prime Rate") and matured on June 15, 2006. We received a letter on June 20, 2006, from all of the Note Holders other than Mr. DeLuca, notifying the Company that its failure to pay the amounts due and owing on the maturity date constitutes a default under $1.2 million of the Notes held by those Note Holders. Pursuant to the terms of the Notes, since we did not cure the default within 10 days after receipt of the notice of default, we are obligated to pay interest at the default rate of 8% above the Prime Rate.

We do not currently have the short-term liquidity to pay the Notes in accordance with their original terms and are negotiating with the Note Holders regarding extending the maturity of the Notes, refinancing the Notes and/or converting all or a portion of the Notes into equity. There can be no assurance that we will be successful in our negotiations with the Note Holders or that the terms of any such refinancing or conversions will not result in the issuance, or potential issuance, of a significant amount of equity securities. In the event we are not successful, any collection actions by the Note Holders could have a material adverse affect on the liquidity and financial condition of the Company or our ability to secure additional financing.

We may not be able continue as a going concern on a long-term basis.

We have incurred substantial losses in recent years and, as a result, have a stockholders deficit of $3,682,660 as of March 31, 2006. Losses for the years ended March 31, 2006, 2005 and 2004 were $24,148,553, $3,859,783 and $3,299,277, respectively. We received a report from our independent accountants relating to our audited financial statements as of March 31, 2006 containing a paragraph stating that because we are in default of our notes payable, have suffered recurring losses from operations and at March 31, 2006 have deficiencies in working capital and equity, there is substantive doubt as to our ability to continue as a going concern. Our ability to continue as a going concern depends upon successfully obtaining sufficient cash resources to refinance our $2.4 million of unsecured notes payable that matured on June 15, 2006 and obtaining positive cash flow from operations to sustain normal business operations.

Our current business plan eliminates certain low margin private label and Galaxy imitation business from our sales mix. The elimination of these low margin items and the elimination of excess overhead that was part of our former manufacturing operations should result in higher gross margins with lower operating costs in fiscal 2007 and produce positive cash flows from operations. However, the expected improvement in cash flows from operations will not be sufficient to repay the short-term notes without additional financing. Management is currently negotiating with the existing note holders and other parties regarding extending the maturity of the notes, refinancing the notes and/or converting all or a portion of the notes into equity. There can be no assurance that we will be successful in our business plan, our negotiations with the Note Holders and other parties or that the terms of any such refinancing or conversions will not result in the issuance, or potential issuance, of a significant amount of equity securities that will cause substantial dilution to our stockholders. If we are not successful in refinancing the $2.4 million in short-term notes or in otherwise entering into a financing, sale, or business transaction that infuses sufficient cash resources into our Company in the near future, any collection actions by the Note Holders could have a material adverse affect on the liquidity and financial condition of the Company or our ability to secure additional financing and we may not be able to continue as a going concern.

Foreclosure on our note receivable will result in a material affect to our reported earnings.

In June 1999, in connection with an amended and restated employment agreement for Angelo S. Morini, our Founder, stockholder and a member of our Board of Directors, we consolidated two full-recourse notes receivable ($1,200,000 from November 1994 and $11,572,200 from October 1995) related to his purchase of 2,914,286 shares of our common stock into a single stockholder note receivable in the amount of $12,772,200 that was due on June 15, 2006. This stockholder note receivable is non-interest bearing and non-recourse and is secured by the 2,914,286 shares of our common stock (the "Shares"). For the fiscal year ended March 31, 2006, we reserved $10,120,200 against this stockholder note receivable under the assumption that we would not be able to collect proceeds in excess of the $2,652,000 value of the Shares as of such date. The value of the Shares was computed using the closing price of our common stock on March 31, 2006 of $0.91 multiplied by the 2,914,286 shares.

On June 16, 2006, Mr. Morini failed to repay the non-recourse note obligation to our Company. On June 20, 2006, we delivered notice to Mr. Morini that we intended to exercise our rights to the Shares and retain all the Shares in full satisfaction of his obligations under the stockholder note receivable. On July 6, 2006, Mr. Morini consented to our acceptance of the Shares in full satisfaction of his obligations under the stockholder note receivable. As a result, we are in the process of canceling the Shares along with an additional 30,443 treasury shares. Our total number of issued and outstanding shares of common stock is now 17,109,894 shares. Based upon the $0.42 closing price of our common stock as quoted on the OTC Bulletin Board on June 16, 2006, the Shares have an approximate value of $1,224,000. Accordingly, we will recognize an additional expense of $1,428,000 in the first quarter of fiscal 2007 in order to record the additional decline in the value of the Shares from its $2,652,000 value as of March 31, 2006.

Although this expense resulted in a material loss to our operations, it does not have any affect on the balance sheet since the stockholder note receivable was already shown as a reduction to Stockholders' Equity (Deficit).

We depend on one supplier to manufacture and distribute all of our products to our customers.

Pursuant to a Supply Agreement dated June 30, 2005 between our Company and Schreiber Foods, Inc. ("Schreiber"), since November 2005, we depend solely on Schreiber to manufacture and distribute all of our products to our customers. We will rely solely on Schreiber to produce our products at prices that are competitive in the market, to maintain the quality of our products, and to supply our customers with the products they order on a timely basis. If Schreiber is unable to deliver its services according to the negotiated terms of the Supply Agreement for any reason, including the deterioration of its financial condition or over-commitment of its resources, we may lose customers and we may be required to purchase outsourcing services from another source at a higher price. Either of these occurrences will likely reduce our profits or result in a reduction in sales of our products.

We may be required to pay substantial penalties under our Supply Agreement and may not have the ability to do so.

The initial term of the Supply Agreement with Schreiber is for a period of five years from the effective date of September 1, 2005 and is renewable at our option for up to two additional five-year periods (for a total term of up to fifteen years). If we do not exercise our first option to extend the term, then we will be obligated to pay Schreiber $1,500,000. If we exercise our first option to extend the term, but do not exercise our second option to extend the term, then we will be obligated to pay Schreiber $750,000.

Additionally, the Supply Agreement provides for a contingent short-fall payment obligation by our Company if a specified production level is not met during the one-year period from September 1, 2006 to August 31, 2007. If a contingent short-fall payment is accrued after such one-year period, it may be reduced by the amount by which production levels in the one-year period from September 1, 2007 to August 31, 2008 exceeds the specified target level of production, if any. The short-fall payment is based on formula that calculates the payment as follows: ((required pounds shipped - actual pounds shipped) / required pounds shipped) * $8,700,000. Thus, if we did not purchase any products from Schreiber during between September 1, 2006 and August 31, 2008, the payment could be as high as $8,700,000.

In either event, we may not have the ability to pay the required penalty and Schreiber may use its contractual rights in order to collect and may cease production and shipment of our products. Such an action would have a material adverse affect on the liquidity and financial condition of the Company and it is unlikely that we would be able to continue as a going concern.

Delisting of our common stock may make it more difficult for investors to sell shares, may potentially lead to future market declines and may increase our costs related to registration statements.

On April 20, 2006, we received a letter from AMEX, notifying us that it intended to proceed with the filing of an application with the Securities and Exchange Commission to strike our common stock from listing and registration on the Exchange. We did not appeal this determination by AMEX and on May 5, 2006, AMEX suspended trading in our common stock and submitted an application to the Securities and Exchange Commission to strike our common stock from listing and registration on AMEX.

Since May 8, 2006, our common stock is now traded in the over-the-counter market on what is commonly referred to as the OTC Bulletin Board. As a result, an investor could find it more difficult to dispose of or to obtain accurate quotations as to the market value of our securities. The delisting may make trading our shares more difficult for investors, potentially leading to further declines in our share price. Among other consequences, delisting from AMEX may cause difficulty in obtaining future financing.

In addition, we are no longer eligible to use short form registration statements with the respect to the sale of our securities. This could substantially increase our costs of registering securities in the future and make it more expensive and difficult to maintain the effectiveness of certain currently effective registration statements involving selling stockholders of our Company. Although most of these stockholders would be eligible to sell their shares over the public markets pursuant to Rule 144, in the event we are not able to timely maintain the effectiveness of such registration statements, we may be held liable for damages suffered by such selling stockholders.

Our common stock may become subject to certain "Penny Stock" rules which may make it a less attractive investment.

Since the trading price of our common stock is less than $5.00 per share, trading in our common stock would be subject to the requirements of Rule 15g-9 of the Exchange Act if our net tangible assets fall below $2 million. Under Rule 15g-9, brokers who recommend penny stocks to persons who are not established customers and accredited investors, as defined in the Exchange Act, must satisfy special sales practice requirements, including requirements that make and individualized written suitability determination for the purchaser and receive the purchaser's written consent prior to the transaction. The Securities Enforcement Remedies and Penny Stock Reform Act of 1990 also requires additional disclosures in connection with any trades involving penny stock, including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated with that market. Such requirements may severely limit the market liquidity of our common stock and the ability of investors in our equity securities to sell their securities in the secondary market. For all of these reasons, an investment in our equity securities may not be attractive to our potential investors.

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

We may not be able to implement Section 404 of the Sarbanes-Oxley Act on a timely basis.

The Securities and Exchange Commission (the "SEC"), as directed by Section 404 of The Sarbanes Oxley Act, adopted rules generally requiring each public company to include a report of management on the company's internal controls over financial reporting in its annual report on Form 10-K that contains an assessment by management of the effectiveness of the company's internal controls over financial reporting. In addition, the company's independent registered accounting firm must attest to and report on management's assessment of the effectiveness of the company's internal controls over financial reporting. This requirement will first apply to our annual report on Form 10-K for the fiscal year ending March 31, 2008.

We have not yet developed a Section 404 implementation plan. We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement. How companies should be implementing these new requirements including internal control reforms to comply with Section 404's requirements and how independent auditors will apply these requirements and test companies' internal controls, is still reasonably uncertain.

We expect that we will need to hire and/or engage additional personnel and incur incremental costs in order to complete the work required by Section 404. There can be no assurance that we will be able to complete a Section 404 plan on a timely basis. Our liquidity position in fiscal 2007 and fiscal 2008 may also impact our ability to adequately fund our Section 404 efforts.

Additionally, upon completion of a Section 404 plan, we may not be able to conclude that our internal controls over financial reporting are effective, or in the event that we conclude that our internal controls are effective, our independent accountants may disagree with our assessment and may issue a report that is qualified. This could subject our Company to regulatory scrutiny and a loss of public confidence in our internal controls. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could negatively affect our operating results or cause us to fail to meet our reporting obligations.

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

We are subject to borrowing restrictions under our primary credit facility.

On June 23, 2006, we entered into a Receivables Purchase Agreement with Systran Financial Services Corporation, a subsidiary of Textron Financial Corporation ("Systran"), whereby Systran will provide financing to our Company through advances against certain trade receivable invoices due to our Company (the "Systran Advance"). The Systran Agreement is secured by our accounts receivable and all other assets. Generally, subject to a maximum principal amount of $3,500,000 which can be borrowed under the Systran Agreement, the amount available for borrowing is equal to 85% of our eligible accounts receivable invoices less a dilution reserve and any required fixed dollar reserves, which Systran may increase or decrease at its sole discretion. The dilution and fixed dollar reserves have been initially set at 7% and $100,000, respectively. Advances under the Systran Agreement bear interest at a variable rate equal to the prime rate plus 1.5% per annum (9.5% on June 23, 2006).

The initial term of the Systran Agreement ends on June 23, 2009 and may renew automatically for consecutive twelve-month terms unless terminated sooner. The Systran Agreement may be accelerated in the event of certain defaults by our Company including among other things, a default in our payment and/or performance of any obligation to Systran or any other financial institution, creditor, or bank; and any change in the conditions, financial or otherwise, of our Company which reasonably causes Systran to deem itself insecure. In such an event, interest on our borrowings would accrue at the greater of twelve percent per annum or the variable rate of prime plus 1.5% and we would be liable for an early termination premium ranging from 1% to 3% of the maximum principal amount available under the Systran Agreement.

There is no guarantee that Systran will maintain or lower the current reserves on our borrowing availability. Additionally, we may experience future credit tightening by Systran by virtue of reserves they may require, receivables they may deem ineligible or other rights they have under the Systran Agreement. Such restrictions would adversely affect our cash flows.

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

A private investor owns a large percentage of the outstanding shares, which could materially limit the ownership rights of investors. As of July 13, 2006, Frederick DeLuca, a private investor, owned approximately 23% of our issued and outstanding common stock and held warrants which, if exercised and assuming the exercise of no other outstanding options or warrants, would give him approximately 24% of our issued and outstanding common stock. Investors who purchase common stock in our Company may be unable to elect any specific members of the board of directors or exercise significant control over us or our business as a result of Mr. Deluca's ownership. Mr. DeLuca may be able to exercise significant influence over our policies and Board composition.

Stockholders may experience further dilution.

We have a substantial number of outstanding options and warrants to acquire shares of common stock. As of July 13, 2006, we have a total of 5,947,119 shares reserved for issuance upon exercise of options and warrants that we have granted or may grant in the future. Of this total, there are no exercisable options and warrants that are "in the money." "In the money" generally means that the current market price of the common stock is above the exercise price of the shares subject to the warrant or option. The issuance of common stock upon the exercise of these options and warrants could adversely affect the market price of the common stock or result in substantial dilution to our existing stockholders. In addition, any future securities issuances by our Company, including in connection with the refinancing of $2.4 million in past due notes, could result in the issuance, or potential issuance, of a significant amount of equity securities that will cause substantial dilution to our stockholders, particularly given the current low trading price of our common stock.

The facility lease for our corporate headquarters is set to expire in November 2006 and we have not secured a new location.

We entered into a lease agreement for the corporate headquarters with Anco Company, a Florida general partnership, on November 13, 1991. The lease expires in November 2006, unless renewed pursuant to terms mutually agreeable to the landlord and our Company. We are currently searching for new office space for our corporate headquarters. However, we can make no assurances that we will be able to find and move to a new location prior to November 2006 or that we will be able to renew our existing lease on terms acceptable to us. In the event that we are not successful, we may be subject to higher than normal lease rates or possible disruption of normal business operations.

Rising interest rates could negatively affect our results of operations.

The interest rates of most of our outstanding debts fluctuate based upon changes in the prime rate. Increases in the prime rate will result in an increase in our cost of funds, and would negatively affect our results of operations. We are anticipating future increases in interest rates during the fiscal year ending March 31, 2007. We have not entered into any derivative instruments such as interest rate swap or hedge agreements to manage our exposure to rising interest rates.

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

In the retail cheese market, we compete with large national and regional manufacturers of conventional, organic, and imitation cheese products. Competitors such as Kraft, Borden's and ConAgra, among others are well established and have significantly more brand name recognition, marketing personnel, and cash resources at their disposal. Within the retail cheese alternative niche market, there are a number of additional competitors such as Tree of Life, Tofutti Brands, Inc., Yves (a subsidiary of Hain Celestial Group), Follow Your Heart, and Melissa's. Like our product lines, these competitors offer dairy and cheese alternatives to grocery and natural foods stores. In addition, their offerings are similar to ours in that they have comparable perceived benefits and are distributed or positioned in the same retail shelf space as our products.

In the food service markets, our substitute and imitation cheese products compete with other numerous substitute and imitation cheese products, as well as with conventional cheeses.

While we believe that we are superior to the competition in our niche and that the breadth and depth of our product lines make it difficult for our smaller competitors to have a significant impact on our market leading share in the cheese alternative category, our competitors may succeed in developing new or enhanced products, which are better than our products. These companies may also prove to be more successful than us in marketing and selling these products. We cannot assure you that we will be able to compete successfully with any of these companies or achieve a greater market share than we currently possess. Increased competition as to any of our products or services could result in price reductions, reduced margins, and loss of market share, which could negatively affect our business, prospects, results of operations and financial condition.

Consumer eating habits and shopping trends may change and negatively impact demand for our products.

There could be a decrease in demand for our products as consumers' tastes, preferences, shopping behavior, and overall evaluation of health benefits change over time. Historically, this was demonstrated in the change in consumer eating habits with the publicly recognized trend toward low-carbohydrate diets, which led to decreased consumption of items such as bread and our complementary product of cheese alternative slices. Additionally, the number of consumers shopping in the retail grocery and natural foods stores continues to shift with the national expansion of Wal-Mart superstores and other similar superstores which include extensive grocery operations. Additionally, with the growth in the aging population of U.S. consumers, there could be price pressure on our products due to the fixed income nature of this population segment.

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

We rely on the protection of our trademarks, and the loss of a trademark would negatively impact the products associated with the trademark.

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

We believe that we own our formulas and processes. However, we have not sought, and do not intend to seek, patent protection for our formulas and processes. Instead, we rely on the complexity of our formulas and processes, trade secrecy laws, and employee and inter-company confidentiality agreements. However, we cannot assure you that other companies will not acquire our confidential information or trade secrets or will not independently develop equivalent or superior products or technology and obtain patent or similar rights. Although we believe that our formulas and processes have been independently developed and do not infringe the patents or rights of others, a variety of components of our processes could infringe existing or future patents, in which event we may be required to modify our processes or obtain a license. We cannot assure you that we will be able to do so in a timely manner or upon acceptable terms and conditions. The failure to do either of the foregoing would negatively affect our business, results of operations, financial condition and cash flows.

Because we sell food products, we face the risk of exposure to product liability claims.

We, like any other seller of food products, face the risk of exposure to product liability claims in the event that our manufacturer's quality control procedures fail and the consumption of our products causes injury or illness. With respect to product liability claims, our insurance may not continue to be available at a reasonable cost, or, if available, may not be adequate to cover liabilities. We generally seek contractual indemnification and insurance coverage from parties supplying us products, but this indemnification or insurance coverage is limited, as a practical matter, to the creditworthiness of the indemnifying party, and their carriers, if any, as well as the limits of any insurance provided by suppliers. If we do not have adequate insurance or contractual indemnification available, product liability claims relating to defective products could have a material adverse effect on our financial condition, results of operations and cash flows.

ITEM 2. PROPERTIES

We lease two facilities, which are close in proximity, approximating a total of 119,000 square feet of industrial property in Orlando, Florida. Our first facility is the location of our corporate headquarters. It is approximately 55,000 square feet and is comprised of approximately 8,500 square feet in office space, approximately 31,500 square feet in dock-height, air-conditioned manufacturing space, and approximately 15,000 square feet in cooler space. This facility is situated on 2.4 acres of a 5.2 acre site in an industrial park. We entered into a lease agreement for the corporate headquarters with Anco Company, a Florida general partnership, on November 13, 1991. The lease was renewed for a 5-year period in November 1996 and again in November 2001. The lease expires in November 2006, unless renewed pursuant to terms mutually agreeable to the landlord and our Company. In the event that the landlord elects to sell or lease the remaining 2.8 acres of remaining land, we have a right of first refusal to purchase or lease property upon 20 days notice to the landlord. The lease is a "triple net" lease, which means that we are responsible for all taxes, insurance, maintenance and repair of the facilities, in addition to rental payments. The total monthly rent through the stated expiration of the lease is $35,596.

Prior to November 2005, we produced all of our products at our Orlando manufacturing facility. We maintained production equipment for mixing, blending, cooking and heating ingredients, and for shredding, dicing, slicing, chopping, grating, packaging and labeling our products. We also maintained cold storage areas for cooling finished products and warehouse areas for storing supplies and finished goods. We estimate that our production capacity utilization during the fiscal years ended March 31, 2006, 2005 and 2004 were at approximately 12%, 15% and 10%, respectively, of our capacity.

Our second facility is the primary receiving, storage and shipping facility for our inventory. It includes office space, shipping and receiving docks, warehouse and cooler space totaling approximately 64,000 square feet. We entered into a lease agreement with Cabot Industrial Properties, a Florida limited partnership, on July 28, 1999 for this second facility. In May 2004, we renegotiated and renewed the lease until July 31, 2009. The lease provides for escalating base rental payments ranging from $18,225 to $22,942 per month through the end of the lease period. The lease is a "triple net lease", which means we are responsible for all taxes, insurance, maintenance, and repair of the facility, in addition to rental payments.

Since November 2005, pursuant to a Supply Agreement dated June 30, 2005 between our Company and Schreiber, Schreiber began to manufacture and distribute all of our products to our customers. Additionally, in December 2005, we sold substantially all of our manufacturing and production equipment to Schreiber for $8,700,000 in cash pursuant to an Asset Purchase Agreement dated June 30, 2005. As a result of these changes, we abandoned our second facility and ceased to use the production portion of our first facility in December 2005.

Effective April 15, 2006 through October 31, 2006, we entered into a sublease agreement for a portion of some of our unused manufacturing and parking space in the first facility whereby we expect to receive approximately $83,901 in rental income to offset our lease payment obligations in fiscal 2007.

We believe that our properties are adequately covered by casualty insurance. We are currently searching for new office space for our corporate headquarters. However, we can make no assurances that we will be able to find and move to a new location prior to November 2006 or that we will be able to renew our existing lease on terms acceptable to us. In the event that we are not successful, we may be subject to higher than normal lease rates or possible disruption of normal business operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 31, 2006.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

From August 1999 to May 5, 2006, our common stock, $.01 par value per share, was traded on the American Stock Exchange ("AMEX") under the symbol "GXY". The following table sets forth the high and low closing sales prices of our common stock during each quarter as reported by AMEX for the fiscal years ended March 31, 2006 and 2005:

Period                                 High Closing Sales Price    Low Closing Sales Price
--------------------------------------------------------------------------------------------
2006 Fiscal Year, quarter ended:
    June 30, 2005                     $                     2.53  $                     1.85
    September 30, 2005                $                     2.10  $                     1.61
    December 31, 2005                 $                     1.91  $                     1.23
    March 31, 2006                    $                     1.42  $                     0.85

2005 Fiscal Year, quarter ended:
    June 30, 2004                     $                     2.45  $                     1.90
    September 30, 2004                $                     2.15  $                     1.24
    December 31, 2004                 $                     1.98  $                     1.16
    March 31, 2005                    $                     2.83  $                     1.80

On April 20, 2006, we received a letter from AMEX, notifying us that it intended to proceed with the filing of an application with the Securities and Exchange Commission to strike our common stock from listing and registration on the Exchange. We did not appeal this determination by AMEX and on May 5, 2006, AMEX suspended trading in our common stock and submitted an application to the Securities and Exchange Commission to strike our common stock from listing and registration on AMEX. Commencing May 8, 2006, we began trading under the symbol "GXYF" in the over-the-counter market on what is commonly referred to as the OTC Bulletin Board.

Holders

On July 13, 2006, there were approximately 616 stockholders of record for our common stock. This does not reflect persons or entities that hold our common stock in nominee or "street" name through various brokerage firms.

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

Securities Authorized for Issuance under Equity Compensation Plans

Please see the section titled "Equity Compensation Plan Information" in Item 12 in Part III of this Form 10-K.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities in the quarter ended March 31, 2006.

Share Reacquisition

In June 1999, in connection with an amended and restated employment agreement for Angelo S. Morini, our Founder, stockholder and a member of our Board of Directors, we consolidated two full-recourse notes receivable ($1,200,000 from November 1994 and $11,572,200 from October 1995) related to his purchase of 2,914,286 shares of our common stock into a single stockholder note receivable in the amount of $12,772,200 that was due on June 15, 2006. This stockholder note receivable is non-interest bearing and non-recourse and is secured by the 2,914,286 shares of our common stock (the "Shares").

On June 16, 2006, Mr. Morini failed to repay the non-recourse note obligation to our Company. On June 20, 2006, we delivered notice to Mr. Morini that we intended to exercise our rights to the Shares and retain all the Shares in full satisfaction of his obligations under the stockholder note receivable. On July 6, 2006, Mr. Morini consented to our acceptance of the Shares in full satisfaction of his obligations under the stockholder note receivable. As a result, we are in the process of canceling the Shares along with an additional 30,443 treasury shares. Taking into account such cancellation, our total number of issued and outstanding shares of common stock is now 17,109,894 shares.

ITEM 6.  SELECTED FINANCIAL DATA

                                                           Fiscal Years Ended March 31,
                                        (1)            (1)            (1)                           (2)
                                        2006           2005           2004           2003           2002
                                    ------------   ------------   ------------   ------------   ------------
Net sales                           $ 37,775,862   $ 44,510,487   $ 36,176,961   $ 40,008,769   $ 42,927,104
Reserve on stockholder note
receivable(3)                        (10,120,200)            --             --             --             --
Cost of disposal activities(3)        (1,646,490)            --             --             --             --
Impairment of fixed assets(3)         (7,896,554)            --             --             --             --
Employment contract expense (3)               --       (444,883)    (1,830,329)            --             --
Income tax benefit (expense)                  --             --             --             --     (1,560,000)
Net income (loss)                    (24,148,553)    (3,859,783)    (3,299,277)      (957,221)  (16,721,1494)
Net income (loss) to common
  stockholders                       (24,148,553)    (4,261,855)    (4,757,087)    (2,530,390)   (18,748,345)
Net income (loss) per common share
  - basic & diluted                        (1.23)         (0.25)         (0.32)         (0.21)         (1.78)
Total assets((4))                      5,250,070     27,769,666     29,961,816     33,325,334     36,115,051
Long-term obligations                    597,184      8,000,627      9,740,094     10,170,195     12,511,461
Redeemable Convertible Preferred
  Stock                                       --             --      2,573,581      2,324,671      2,156,311

(1) See Material Historical Events under Business Environment in Item 7 for a summary of the major events during the fiscal years ended March 31, 2006, 2005 and 2004.
(2) In addition to the line items detailed above, the net loss for fiscal year ended March 31, 2002 included approximately $5.4 million in accounts receivable and inventory write-downs, non-cash compensation expense of approximately $400,000, approximately $1 million in fixed asset disposals and unused trade credit write-offs, and approximately $2.4 in non-cash interest, derivative and fair value expenses.
(3) See Results of Operations in Item 7 below for a detailed description of these items.
(4) Total assets decreased by approximately $22,500,000 from March 31, 2005 to March 31, 2006 as a result of our reduction in inventory and equipment related to the outsourcing of our manufacturing and distribution functions and the sale of substantially all of our manufacturing equipment.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information in this Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to enhance a reader's understanding of the financial condition, changes in financial condition and results of operations of our Company. This MD&A is a supplement to and should be read in conjunction with our Financial Statements and notes thereto contained in Item 8. Terms such as "fiscal 2007", "fiscal 2006", "fiscal 2005" or "fiscal 2004" refer to our fiscal years ending March 31, 2007, 2006, 2005 and 2004, respectively.

This MD&A contains the following sections:
      o     Basis of Presentation; Going Concern
      o     Business Environment
      o     Critical Accounting Policies
      o     Results of Operations
      o     Liquidity and Capital Resources
      o     Contractual Obligations
      o     Recent Accounting Pronouncements

Basis Of Presentation; Going Concern

Certain matters discussed below under "Liquidity and Capital Resources" raise substantial doubt about our ability to continue as a going concern. In addition, we received a report from our independent accountants relating to our audited financial statements as of March 31, 2006 containing a paragraph stating that because we are in default of our notes payable, have suffered recurring losses from operations and at March 31, 2006 have deficiencies in working capital and equity, there is substantive doubt as to our ability to continue as a going concern. Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America assuming that we will continue on a going concern basis. This assumes the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, our financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Business Environment

General

Galaxy Nutritional Foods, Inc. (our "Company") is principally engaged in developing and globally marketing plant-based cheese and dairy alternatives, as well as processed organic cheese and cheese food to grocery and natural foods retailers, mass merchandisers and foodservice accounts. Veggie, the leading brand in the grocery cheese alternative category and our Company's top selling product group, is primarily merchandised in the produce section and provides calcium and protein without cholesterol, saturated fat or trans-fat. Other popular brands include: Rice, Veggy, Vegan, and Wholesome Valley. We are dedicated to developing nutritious products to meet the taste and dietary needs of today's increasingly health conscious consumers. Our company headquarters are located in Orlando, Florida.

In fiscal 2006, we determined that the manufacturing capacity was significantly in excess of our requirements and that it would be advantageous to outsource manufacturing and distribution operations. On June 30, 2005, Galaxy Nutritional Foods, Inc. and Schreiber Foods, Inc., a Wisconsin corporation ("Schreiber"), entered into a Supply Agreement, whereby we agreed that Schreiber would become our sole source of supply for substantially all of our products. In November 2005, Schreiber began to deliver such products directly to our customers.

On December 8, 2005, we completed the sale of substantially all of our manufacturing and production equipment to Schreiber for $8,700,000 in cash pursuant to an Asset Purchase Agreement dated June 30, 2005. Our Company has now converted from a manufacturing company into a branded marketing company that will continue to develop, market and sell our products.

Cheese Alternative Category

We are the market leader within our cheese alternative category niche, but in being so, the category increases or decreases partly as a result of our marketing and pricing efforts. We believe that the greatest source of future growth in the cheese alternative category will come through consumers shifting to cheese alternatives from natural cheese. Our strategy is to broaden the consumer base to include younger, less price sensitive consumers seeking products with overall health and nutrition attributes. Historically, our products and marketing efforts appealed to older consumers purchasing cheese alternatives for specific dietary concerns.

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

In fiscal 2006, we launched a regional consumer marketing campaign to educate conventional cheese users on the benefits and location of Galaxy branded products. The campaign drivers included traditional consumer advertising, price based promotions, secondary placement and event marketing.

The consumer focused advertising included a 30 second TV commercial in key markets on major networks including Food Network, Lifetime, Travel Channel, Oxygen and USA during September 2005 and January 2006. Price based promotions included a cents off coupon in free standing inserts distributed in major regional newspapers in September 2005 and January 2006. We also tested secondary placement with select retailers in Florida, Los Angeles and Chicago. Event marketing included sponsorship of the Komen Race for the Cure in New York and Houston. This provided an opportunity to educate women on the benefits of cheese alternatives and introduce them to our brands with samples, coupons and product information.

The fiscal 2006 marketing campaign provided valuable insight as to what types of marketing efforts produced short-term and long-term benefits for brand recognition and accomplished our goal to broaden the consumer base within the cheese alternative category. We are using the results from fiscal 2006, to focus the fiscal 2007 marketing campaign as we enter the year as a branded marketing company.

Historical Summary

Fiscal 2006

During fiscal 2006, we entered into a Supply Agreement with Schreiber, whereby we agreed we would cease our manufacturing and distribution operations and that Schreiber would become our sole source of supply for substantially all of our products. In November 2005, Schreiber began to deliver such products directly to our customers. On December 8, 2005, we completed the sale of substantially all of our manufacturing and production equipment to Schreiber for $8.7 million. Additionally, during fiscal 2006, we secured $2.4 million in short-term unsecured notes for working capital purposes. As a result of these transactions in fiscal 2006, we reduced our total assets by nearly $20 million, incurred $9.5 million in expenses (of which approximately $8 million is a non-cash expense) and reduced our liabilities by over $11 million compared to fiscal 2005.

Fiscal 2005

During fiscal 2005, we redeemed the remaining 30,316 Series A convertible preferred shares that were outstanding as of October 6, 2004 for $2,279,688. The cash for the redemption was obtained through an equity financing (see Equity Financing under Liquidity and Capital Resources for further details). In early fiscal 2005, we made the decision to take on a few additional private-label manufacturing contracts at lower margins in order to utilize some of our excess production capacity. One of the new contract customers accounted for 12% of our sales during fiscal 2005, which attributed to 65% of the increase in sales over fiscal 2004. In the fourth quarter of fiscal 2005, we reserved nearly $1,550,000 in accounts receivable and $210,000 in inventory related to this customer due to questionable collectibility. See Del Sunshine LLC under Fiscal 2006 for further details. Also during fiscal 2005, we experienced a sharp increase in our cost of goods sold primarily as a result of a 32% (or nearly $2.7 million) increase in the price of casein, our primary ingredient used in production. Only a portion of this overall increase could be passed on to our customers. Additionally, the price increase cannot be implemented immediately.

Fiscal 2004

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

Recent Material Developments

Outsourcing Effect

We believe that the long-term benefits in the transition from a manufacturing company to a branded marketing company will substantially outweigh the short-term costs of the transition. Without the cash-flow burden of carrying inventory and managing manufacturing overhead and production issues, we believe that we can focus a greater amount of time and resources on the sale of our products. Additionally, we plan to enhance our marketing efforts in order to increase our consumer base.

Some of the effects of the transaction are as follows:
      o We are solely a branded marketing company without any manufacturing and distribution functions.
      o In December 2005, we ceased to use the manufacturing portion of our main leased facility in Orlando, Florida where our administrative offices are located, but we plan to stay in this location through the end of our lease in November 2006. If the lease is not terminated sooner, future lease payments due on this facility are approximately $267,000 for the balance of the term. Effective April 15, 2006 through October 31, 2006, we entered into a sublease agreement for a portion of some of our unused manufacturing and parking space in the first facility whereby we expect to receive approximately $83,901 in rental income to offset our lease payment obligations in fiscal 2007.
      o In December 2005, we abandoned our distribution facility that has a lease termination date of July 31, 2009. We are currently working with the landlord to terminate the lease. If the lease is not terminated or subleased, total estimated future lease payments due on this facility are approximately $1,176,000.
      o We eliminated 104 employee positions related to the manufacturing and distribution of our products and created 2 new employee positions. We now maintain 30 full time positions.
      o We used the proceeds from the sale of our manufacturing equipment to reduce a substantial portion of our outstanding debt and liabilities as detailed above. Repayment of these liabilities will result in annual interest savings in excess of $800,000.
      o We will no longer have the carrying value of inventory nor need to use asset based financing to support the production of inventory. In the recent past, we averaged 50 to 60 days of sales in inventory.

      o We anticipate substantial savings on delivery charges related to the distribution of our products to our customers. In the fourth quarter of fiscal 2006, delivery expenses amounted to 4% of net sales compared to 6% of net sales for the prior three quarters.
      o We anticipate substantial savings on costs of goods sold and improved gross margins as a result of reduced overhead and lower material costs. In the fourth quarter of fiscal 2006, gross margin was approximately 34% of net sales compared to 23% of net sales for the prior three quarters.

Debt Maturity and Going Concern Issues

Pursuant to a Note and Warrant Purchase Agreement dated September 12, 2005, we received $1,200,000 as a loan from Mr. Frederick A. DeLuca, a greater than 10% shareholder. In October 2005, pursuant to several Note and Warrant Purchase Agreements dated September 28, 2005, we received a $600,000 loan from Conversion Capital Master, Ltd., a $485,200 loan from SRB Greenway Capital (Q.P.), L.P., a $69,600 loan from SRB Greenway Capital, L.P. and a $45,200 loan from SRB Greenway Offshore Operating Fund, L.P. The combined total of these loans is $2,400,000. The loans are evidenced by unsecured promissory notes (the "Notes") held by the above-referenced parties (the "Note Holders"). The Notes required monthly interest-only payments at 3% above the bank prime rate of interest per the Federal Reserve Bank (the "Prime Rate") and matured on June 15, 2006. We received a letter on June 20, 2006, from all of the Note Holders other than Mr. DeLuca, notifying the Company that its failure to pay the amounts due and owing on the maturity date constitutes a default under $1.2 million of the Notes held by those Note Holders. Pursuant to the terms of the Notes, since we did not cure the default within 10 days after receipt of the notice of default, we are obligated to pay interest at the default rate of 8% above the Prime Rate.

We do not currently have the short-term liquidity to pay the Notes in accordance with their original terms and are negotiating with the Note Holders and other parties regarding extending the maturity of the Notes, refinancing the Notes and/or converting all or a portion of the Notes into equity. There can be no assurance that we will be successful in our negotiations with the Note Holders and other parties or that the terms of any such refinancing or conversions will not result in the issuance, or potential issuance, of a significant amount of equity securities. In the event we are not successful, any collection actions by the Note Holders could have a material adverse affect on the liquidity and financial condition of the Company or our ability to secure additional financing and we may not be able to continue as a going concern.

Material Losses

Our Statement of Operations is showing an increase in loss from operations of approximately $20 million in the fiscal year ended March 31, 2006 compared to the fiscal year ended March 31, 2005. This increase in loss is primarily due to a $10,120,200 reserve on a stockholder note receivable, a $7,896,554 impairment on fixed assets and disposal costs of $1,646,490 related to our asset sale and outsourcing arrangements with Schreiber as discussed in further detail under Results of Operations.

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

In the fourth quarter of fiscal 2005, we reserved nearly $1,550,000 in accounts receivable and wrote off $210,000 in inventory related to Del based upon our determination in April 2005 that collection from Del was questionable as of March 31, 2005. During the first quarter of fiscal 2006, we accrued approximately $40,000 in royalties under the Trademark License Agreement and offset them against the receivable owed to us by Del. During the year ended March 31, 2006, we recorded approximately $279,000 in additional bad debt related to Del. As of March 31, 2006, all amounts owed by Del have been written off as uncollectible.

Measurements of Financial Performance

We focus on several items in order to measure our performance. We are working towards obtaining positive trends in the following areas:

      o     Operating cash flow

      o     Gross margin in dollars and % of gross sales

      o Operating income excluding certain employment contract expenses, non-cash compensation related to stock based transactions, disposal costs and fixed asset impairment charges

      o EBITDA excluding certain employment contract expenses and non-cash compensation related to stock based transactions, disposal costs and fixed asset impairment charges

      o     Liquidity

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

Management has discussed the selection of critical accounting policies and estimates with our Board of Directors and the Board of Directors has reviewed our disclosure relating to critical accounting policies and estimates in this annual report on Form 10-K. Our significant accounting policies are described in
Note 1 to our financial statements for fiscal 2006. The critical accounting policies used by management and the methodology for its estimates and assumptions are as follows:

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

Based on the age of the receivable, cash collection history and past dilution in the receivables, we make an estimate of our anticipated bad debt, anticipated future authorized deductions due to current period activity and anticipated collections on non-authorized amounts that customers have currently deducted on past invoices. Based on this analysis, we reserved $1,769,000 and $2,299,000 for known and anticipated future credits and doubtful accounts at March 31, 2006 and 2005, respectively. We believe that this estimate is reasonable, but there can be no assurance that our estimate will not change given a change in economic conditions or business conditions within the food industry, our individual customer base or our Company. Actual bad debt expense increased from 1% of gross sales during fiscal 2004 to 3% of gross sales during fiscal 2005 due to the $1,550,000 reserve for Del Sunshine as described under Material Historical Events, but it decreased back to 1% of gross sales during fiscal 2006.

Valuation of Stockholder Note Receivable

We evaluated the collection of the $12,772,200 stockholder note receivable that was due on June 15, 2006 from Angelo S. Morini, our Founder, stockholder and a member of our Board of Directors. This stockholder note receivable is non-recourse and is secured only by 2,914,286 shares of our common stock. During our evaluation, among other things, we considered the current value of the 2,914,286 shares of our common stock and the remaining time before the stockholder note was due to be paid. Due to the uncertainty that the value of these shares would exceed the stockholder note value prior to its maturity, we reserved $10,120,200 during the fiscal year ended March 31, 2006 for the difference between the $2,652,000 share value and the $12,772,200 loan value as of such date. The value of the shares was computed using the closing price of our common stock on March 31, 2006 of $0.91 multiplied by the 2,914,286 shares.

On June 16, 2006, Mr. Morini failed to repay the non-recourse note obligation to our Company and we subsequently reacquired the 2,914,286 shares. Based upon the $0.42 closing price of our common stock as quoted on the OTC Bulletin Board on June 16, 2006, the shares have an approximate value of $1,224,000. Accordingly, we will recognize an additional expense of $1,428,000 in the first quarter of fiscal 2007 in order to record the additional decline in the value of the shares from its $2,652,000 value as of March 31, 2006.

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

Valuation of Non-Cash Compensation

We currently have two stock-based employee compensation plans. Prior to April 1, 2003, we accounted for our employee stock plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," (APB No. 25), and related Interpretations.

Effective April 1, 2003, we adopted the fair value recognition provisions of Statement of Financial Accounting Standard ("SFAS") No. 123, "Accounting for Stock-Based Compensation," and apply SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," prospectively to all employee awards granted on or after April 1, 2003. Awards from our plans vest over periods ranging from immediate to five years. Therefore, the cost related to stock-based compensation included in the determination of net income for the periods is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS No. 123. The fair value of the stock-based award (including, but not limited to, restricted stock awards, stock option grants, and warrant issuances) is determined on the date of grant using the Black-Scholes pricing model and is expensed over the vesting period of the related award. The difference between the proforma and reported net loss per common share related to the issuance of employee stock options during the years ended March 31, 2006, 2005 and 2004 ranged from nearly zero to $0.03.

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

Fiscal Years Ended        March 31, 2006  March 31, 2005  March 31, 2004
                          --------------  --------------  --------------
Dividend Yield                 None            None            None
Volatility                  11% to 46%      45% to 46%      41% to 45%
Risk Free Interest Rate   3.35% to 4.30%  3.38% to 4.12%  2.01% to 4.28%
Expected Lives in Months     1 to 120       60 to 120       36 to 120

In addition to non-cash compensation expense related to new stock-based transactions, prior to March 31, 2006, we also record non-cash compensation expense in accordance with the Financial Accounting Standards Board ("FASB") Interpretation No. 44 ("FIN 44") related to modifications of fixed stock options or awards granted to employees or directors that were granted prior to April 1, 2003 and accounted for under the accounting provisions of APB No. 25.

FIN 44 states that when an option is repriced or there are items that effectively reduce the price of an option, it is treated as a variable option that is marked to market each quarter. Accordingly, any increase in the market price of our common stock over the exercise price of the option that was not previously recorded is recorded as compensation expense at each reporting period. If there is a decrease in the market price of our common stock compared to the prior reporting period, the reduction is recorded as compensation income to reverse all or a portion of the expense recognized in prior periods. Compensation income is limited to the original base exercise price (the intrinsic value) of the options. Each period we may record non-cash compensation expense or income related to our analysis on approximately 3.5 million option shares. Assuming that the stock price exceeds the intrinsic value on all the variable option shares, a $0.01 increase or decrease in our common stock price resulted in an expense or income, respectively, of approximately $35,000. Effective April 1, 2006, we will adopt SFAS No. 123R at which time this variable accounting treatment will be discontinued.

Disposal Costs

We have recorded accruals in connection with the asset sale and outsourcing arrangements with Schreiber. These accruals include estimates pertaining to employee termination costs and abandonment of excess equipment and facilities and other potential costs. Actual costs may differ from these estimates or our estimates may change. In accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," costs associated with restructuring activities are recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan. Given the significance and complexity of these activities, and the timing of the execution of such activities, the accrual process involves periodic reassessments of estimates made at the time the original decisions were made, including evaluating estimated employment terms, contract cancellation charges and real estate market conditions for sub-lease rents. We will continually evaluate the adequacy of the remaining liabilities under our restructuring initiatives. Although we believe that these estimates accurately reflect the costs of our activities, actual results may differ, thereby requiring us to record additional provisions or reverse a portion of such provisions. If we do not sublease our facilities, our estimate of excess facility expenses will increase.

Results Of Operations

                                                                                   2006-   2005-
                                                        2006-2005    2005-2004     2005    2004     2006     2005     2004
                                                        -------------------------------------------------------------------
12 Months                                                    $           $          %       %      %  of    %  of    %  of
 Ending March 31,      2006        2005        2004       Change       Change     Change  Change   Sales    Sales    Sales
---------------------------------------------------------------------------------------------------------------------------
Net Sales           37,775,862  44,510,487  36,176,961  (6,734,625)   8,333,526   -15.1%    23.0%   100.0%   100.0%   100.0%

Cost of Goods Sold  28,142,732  34,736,594  24,864,289  (6,593,862)   9,872,305   -19.0%    39.7%    74.5%    78.0%    68.7%
                    -------------------------------------------------------------------------------------------------------

Gross Margin         9,633,130   9,773,893  11,312,672    (140,763)  (1,538,779)   -1.4%  -13.6%     25.5%    22.0%    31.3%
                    =======================================================================================================

Sales

For the fiscal years ended March 31, 2006, 2005 and 2004, our gross sales were $41,492,717, $48,421,384 and $40,041,371, respectively. The following chart sets forth the percentage of gross sales derived from our product brands during the fiscal years ended March 31, 2006, 2005 and 2004:

                           Percentage of Gross Sales
                          Fiscal Years Ended March 31,

Brand                                                    2006     2005     2004
-------------------------------------------------------------------------------

Veggie                                                   52.5%    46.5%    59.9%
Private Label, Imitation & Other                         31.1%    35.4%    22.4%
Rice                                                      7.8%     6.6%     7.9%
Veggy                                                     3.8%     4.7%     6.2%
Wholesome Valley Organic                                  2.8%     5.0%     1.1%
Vegan                                                     2.0%     1.8%     2.5%

Net sales, after discounts, returns and allowances, in fiscal 2006 decreased 15% from net sales in fiscal 2005 due to a decline in private label sales volume to Wal-Mart. Prior to fiscal 2006, we produced certain private label products for Del Sunshine who then sold the product to Wal-Mart. In fiscal 2006, we began selling these products directly to Wal-Mart instead of through Del Sunshine (See Del Sunshine LLC under Recent Material Developments for further details). During fiscal 2006, combined sales to Wal-Mart and Del Sunshine accounted for approximately 7% of gross sales, compared to nearly 14% of gross sales in fiscal 2005. This decrease in sales accounted for 8% of the sales decline in fiscal 2006.

The remaining 7% decrease in sales was due to overall consumer resistance to the multiple price increases we implemented in late fiscal 2005 and early fiscal 2006 to offset our rising production costs. We statistically linked the majority of the reduction in sales of our Veggie Slices to average unit price and plan to implement more effective price promotions in fiscal 2007.

Net sales for fiscal 2005 increased by 23% over net sales for fiscal 2004 primarily due to increased sales in private label and Wholesome Valley(R) Organic products. During fiscal 2005, we had one new private label customer that accounted for approximately 12% of gross sales. This customer accounted for nearly 65% of the increase in fiscal 2005 sales. However, we are no longer selling to this customer due to a shift in sales between customers as discussed above.

During fiscal 2007, we plan to reduce marginally profitable private label and Galaxy imitation sales and as a result, improve our gross margins. We anticipate that our sales in fiscal 2007 will decline next year due to our specific focus to eliminate marginally profitable private label and other products.

Cost of Goods Sold

Cost of goods sold decreased from 78% of net sales in fiscal 2005 to 74% of net sales in fiscal 2006. This four percentage point decrease in cost of goods sold was primarily due to the reduced production overhead through the outsourcing of our manufacturing operations since November 2005 as discussed under Recent Material Developments.

Cost of goods sold increased from 69% of net sales in fiscal 2004 to 78% of net sales in fiscal 2005. This nine percentage point increase in cost of goods sold was primarily due to rising raw material costs. Of this nine percentage point increase in cost of goods sold in relation to net sales, six percentage points were a direct result of higher key raw material costs (including primarily casein, and to a lesser extent packaging and film supplies) and the balance of the increase was due to the addition of certain private label items that were sold at a lower margin resulting in a higher cost in relation to net sales.

The principal raw material used by our Company is casein, which accounted for approximately 35% and 47% of our raw material purchases in fiscal 2006 and fiscal 2005, respectively. As casein is a significant component of our product formulation, we were vulnerable to short-term and long-term changes in casein pricing, which at times has been volatile.

We experienced a 32% increase in average casein prices in fiscal 2005 compared to average casein prices in fiscal 2004, which resulted in an increase in cost of goods of approximately $2.7 million. In fiscal 2006, we continued to experience high casein prices, the averages of which were approximately 30% higher than the average prices for fiscal 2005. In October 2005, the prices of casein began to decline. Schreiber, our outsourcing manufacturer, is now responsible for securing these ingredients, but fluctuations in casein prices will be passed on directly to us when we purchase the finished product from them. In order to offset the high casein costs, we incorporated alternative formula modifications in some of our products. We also passed along some of the increased costs to our customers during fiscal 2005 and will implement additional price increases as appropriate. However, these price increases often cannot be passed on to the customers at the same time or in proportion to the increase in our costs and therefore, we experience lower margins on the sales of our products.

Gross Margin

Despite the sharp decline in sales, gross margin dollars in fiscal 2006 was only slightly lower than fiscal 2005 due to the elimination of the private label sales to Wal-Mart and the elimination of our high fixed overhead in the fourth quarter of fiscal 2006. In the fourth quarter of fiscal 2006, our gross margin averaged 34% compared to the annual fiscal 2006 average of 26%. Private label and imitation sales consist primarily of products that generate high sales volumes but lower gross margins.

In fiscal 2007, we expect our gross profit percentage to improve over the fiscal 2006 levels despite the reduction in sales levels due to the elimination of certain low margin private label and Galaxy imitation business and the reduction in excess overhead. Our anticipated higher margin sales combined with our lower overhead burden, should produce higher gross margins in dollars and as a percentage of sales.

EBITDA

We utilize certain GAAP measures such as Operating Income and Net Income and certain non-GAAP measures, such as an adjusted Operating Income, Net Income and EBITDA, in order to compute key financial measures that are reviewed by management, lenders and investors in order to effectively review our current on-going operations and analyze trends related to our financial condition and results of operations. Additionally, these measures are key factors upon which we prepare our budgets and forecasts, and calculate bonuses. These adjusted measures are not in accordance with, or an alternative for, generally accepted accounting principles and may be different from non-GAAP measures reported by other companies.

EBITDA, a non-GAAP measure:
                                                                                   2006-2005     2005-2004     2006-2005
12 Months Ending March 31,                 2006          2005          2004        $ Change      $ Change       % Change
-----------------------------------------------------------------------------------------------------------------------------
Gross Margin                             9,633,130     9,773,893    11,312,672      (140,763)   (1,538,779)        -1.4%
                                       --------------------------------------------------------------------------------------

Operating Expenses:
Selling                                  5,571,097     5,148,426     4,981,996       422,671       166,430           8.2%
Delivery                                 2,251,318     2,307,166     1,877,682       (55,848)      429,484          -2.4%
Employment contract expense(2)                  --       444,883     1,830,329      (444,883)   (1,385,446)       -100.0%
General and administrative, including
$926,263, $409,746 and $651,273
non-cash stock compensation(1)           4,750,624     4,380,436     3,954,303       370,188       426,133           8.5%
Research and development                   321,016       309,054       260,410        11,962        48,644           3.9%
Reserve on stockholder note
receivable(2)                           10,120,200            --            --    10,120,200            --         100.0%
Cost of disposal activities(2)           1,646,490            --            --     1,646,490            --         100.0%
Impairment of fixed assets(2)            7,896,554            --            --     7,896,554            --         100.0%
(Gain)Loss on disposal of assets            (3,628)       (4,500)        8,519           872       (13,019)        -19.4%
                                       --------------------------------------------------------------------------------------
Total operating expenses                32,553,671    12,585,465    12,913,239    19,968,206      (327,774)        158.7%
                                       --------------------------------------------------------------------------------------
Loss from Operations(3)                (22,920,541)   (2,811,572)   (1,600,567)  (20,108,969)   (1,211,005)        715.2%

Other Income (Expense), Net
Interest expense, net                   (1,616,743)   (1,129,977)   (1,361,606)     (486,766)      231,629          43.1%
Derivative income (expense)                     --        62,829       (94,269)      (62,829)      157,098        -100.0%
Gain (loss) on FV of warrants              388,731        18,937      (242,835)      369,794       261,772        1952.8%
                                       --------------------------------------------------------------------------------------
Total                                   (1,228,012)   (1,048,211)   (1,698,710)     (179,801)      650,499          17.2%
                                       --------------------------------------------------------------------------------------

NET LOSS                               (24,148,553)   (3,859,783)   (3,299,277)  (20,288,770)     (560,506)        525.6%

Interest expense, net                    1,616,743     1,129,977     1,361,606       486,766      (231,629)         43.1%
Depreciation                             1,517,287     2,172,566     2,205,053      (655,279)      (32,487)        -30.2%
                                       --------------------------------------------------------------------------------------
EBITDA, a non-GAAP measure             (21,014,523)     (557,240)      267,382   (20,457,283)     (824,622)       3671.2%
                                       ======================================================================================

EBITDA, a non-GAAP measure:
                                       2005-2004      2006          2005          2004
12 Months Ending March 31,              % Change    % of Sales    % of Sales    % of Sales
------------------------------------------------------------------------------------------
Gross Margin                              -13.6%         25.5%         22.0%         31.3%
                                       ---------------------------------------------------

Operating Expenses:
Selling                                     3.3%         14.7%         11.6%         13.8%
Delivery                                   22.9%          6.0%          5.2%          5.2%
Employment contract expense(2)            -75.7%          0.0%          1.0%          5.1%
General and administrative, including
$926,263, $409,746 and $651,273
non-cash stock compensation(1)             10.8%         12.6%          9.8%         10.9%
Research and development                   18.7%          0.8%          0.7%          0.7%
Reserve on stockholder note
receivable(2)                               0.0%         26.8%          0.0%          0.0%
Cost of disposal activities(2)              0.0%          4.4%          0.0%          0.0%
Impairment of fixed assets(2)               0.0%         20.9%          0.0%          0.0%
(Gain)Loss on disposal of assets         -152.8%          0.0%          0.0%          0.0%
                                       ---------------------------------------------------
Total operating expenses                   -2.5%         86.2%         28.3%         35.7%
                                       ---------------------------------------------------
Loss from Operations(3)                    75.7%        -60.7%         -6.3%         -4.4%

Other Income (Expense), Net
Interest expense, net                     -17.0%         -4.3%         -2.5%         -3.8%
Derivative income (expense)              -166.6%          0.0%          0.1%         -0.3%
Gain (loss) on FV of warrants            -107.8%          1.0%          0.0%         -0.7%
                                       ---------------------------------------------------
Total                                     -38.3%         -3.3%         -2.4%         -4.7%
                                       ---------------------------------------------------

NET LOSS                                   17.0%        -63.9%         -8.7%         -9.1%

Interest expense, net                     -17.0%          4.3%          2.5%          3.8%
Depreciation                               -1.5%          4.0%          4.9%          6.1%
                                       ---------------------------------------------------
EBITDA, a non-GAAP measure               -308.4%        -55.6%         -1.3%          0.7%
                                       ===================================================

      (1) In our calculation of key financial measures, we exclude the non-cash compensation related to stock-based transactions because we believe that this item does not accurately reflect our current on-going operations. Many times non-cash compensation is calculated based on fluctuations in our stock price, which can skew the financial results dramatically up and down. The market price of our common shares is outside our control and typically does not reflect our current operations.
      (2) In our calculation of key financial measures, we exclude the employment contract expenses related to Angelo S. Morini and Christopher J. New, the reserve on stockholder note receivable, disposal costs and fixed asset impairment charges because we believe that these items do not reflect expenses related to our current on-going operations. See below for a detailed description of these items.
      (3) Operating Loss has increased due the increase in non-cash stock compensation expense as discussed below under general and administrative, and certain non-standard expenses such as the reserve on stockholder note receivable, disposal costs and fixed asset impairment charges related to the Asset Purchase Agreement and the Supply Agreement with Schreiber as discussed under Recent Material Developments.

Selling

Selling expense is partly a function of sales through variable costs such as brokerage commissions and promotional costs along with certain fixed costs for employee salaries and benefits and marketing campaigns. We have experienced increased selling expenses each fiscal year primarily due to the increase in marketing efforts. During fiscal 2006, we increased our television costs by $296,000 and implemented a new television marketing campaign. Additionally, we paid over $100,000 for a subscription service that enables us to obtain detailed information about product sales during the year. During fiscal 2005, we increased our marketing costs by approximately $190,000 over fiscal 2004, but shifted our marketing efforts from trade promotions to consumer advertising. The large consumer advertising costs were primarily related to a strategic television campaign, which was undertaken to promote our Veggie products during the second and third quarter of fiscal 2005.

We expect fixed selling expenses for advertising and market research in fiscal 2007 to be nearly the same level as in fiscal 2006, but with a more focused use of funds. We sell our products through our internal sales force and an independent broker network.

Delivery

Delivery expense is primarily a function of sales, and has remained consistent at approximately 5% of net sales. In fiscal 2006, delivery expense increased to 6% of net sales due to higher fuel prices and surcharges charged by our transportation companies. In November 2005, Schreiber began to deliver our products directly to our customers pursuant to the Supply Agreement between our Company and Schreiber dated June 30, 2005. After the outsourcing of the distribution function, our delivery expense decreased. In the fourth quarter of fiscal 2006, delivery expenses amounted to 4% of net sales compared to 6% of net sales for the prior three quarters.

Due to our Supply Agreement, we anticipate additional savings on delivery charges related to the distribution of our products to our customers in fiscal 2007 as compared to fiscal 2006.

Employment Contract Expense

In connection with a Separation and Settlement Agreement dated July 8, 2004 between our Company and Christopher J. New (as further described under Item 11), we accrued and expensed $444,883 as the two-year cost of this agreement under employment contract expense in the second quarter of fiscal 2005. As of March 31, 2006, the remaining balance unpaid and accrued balance reflected in short-term liabilities was $67,809.

In October 2003, our Company and Angelo S. Morini entered into a Second Amended and Restated Employment Agreement (as further described under Item 11). In connection with this agreement, we accrued and expensed the five-year cost of this agreement as employment contract expense in the third quarter of fiscal 2004. The total estimated costs expensed under this agreement are $1,830,329 of which $925,982 remained unpaid and accrued ($366,305 as short-term liabilities and $559,677 as long-term liabilities) as of March 31, 2006. The long-term portion will be paid out in nearly equal monthly installments ending in October 2008.

General and administrative

During fiscal 2006, general and administrative expenses increased approximately $370,000 compared to fiscal 2005 primarily due to increases of approximately $517,000 in additional non-cash compensation related to stock-based transactions, as detailed below, $285,000 in liquidated damages related to a registration rights agreement as discussed below under Equity Financing, $130,000 additional director and officer insurance costs due to higher coverages and increased premiums, $237,000 in consulting fees for our outsourcing and sale arrangements, and $448,000 in additional professional fees for legal and audit services due to our additional review of strategic alternatives (including the potential sale of our Company that was abandoned in April 2006) and SEC filings during fiscal 2006. These increases were reduced by a decrease of nearly $1.2 million in bad debt expense from fiscal 2005 as discussed under Recent Material Developments.

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

Excluding the effects of non-cash compensation related to stock-based transactions, we anticipate that in fiscal 2007, general and administrative expenses will decrease on an annual basis due to the non-recurrence of the highly intensive consulting, legal and audit services related to major contracts, review of strategic alternatives and additional SEC filings that were required in fiscal 2006. Additionally, we do not anticipate the reoccurrence of liquidated damages related to stock registration that were incurred in fiscal 2006.

The change in non-cash compensation related to stock-based transactions that are included in general and administrative expenses are detailed as follows:

                                                                   2006-2005   2005-2004     2006-2005    2005-2004
                                                                      $            $             %            %
12 Months Ending March 31,      2006         2005        2004       Change       Change        Change       Change
--------------------------------------------------------------------------------------------------------------------
Stock-based award issuances
                              1,118,819      194,097     643,272     924,722     (449,175)        476.4%      -69.8%
Option modifications under
APB 25 awards                  (192,556)     215,649       8,001    (408,205)     207,648        -189.3%     2595.3%
                             ---------------------------------------------------------------------------------------
Non-cash compensation
related to stock based
transactions                    926,263      409,746     651,273     516,517     (241,527)        126.1%      -37.1%
                             =======================================================================================

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

In accordance with the above accounting standards, we calculate and record non-cash compensation related to our securities in the general and administrative line item in our Statements of Operations on two primary items:

      a. Stock-Based Award Issuances

      During the fiscal years ended March 31, 2006, 2005 and 2004, we recorded $1,118,819, $194,097, and $643,272, respectively, as non-cash compensation expense related to stock-based transactions that were issued to and vested by employees, officers, directors and consultants.

      b. Option Modifications for Awards granted to Employees or Directors under APB No. 25

      On October 11, 2002, we repriced all outstanding options granted to employees prior to October 11, 2002 (4,284,108 shares at former prices ranging from $2.84 to $10.28) to the market price of $2.05 per share. Prior to the repricing modification, the options were accounted for as a fixed award under APB No. 25. In accordance with FIN 44, the repricing of the employee stock options requires additional compensation expense to be recognized and adjusted in subsequent periods for changes in the price of our common stock that are in excess of the $2.05 stock price on the date of modification (additional intrinsic value). If there is a decrease in the market price of our common stock compared to the prior reporting period, the reduction is recorded as compensation income to reverse all or a portion of the expense recognized in prior periods. Compensation income is limited to the original base exercise price (the intrinsic value) of the options. This variable accounting treatment for these modified stock options began with the quarter ended December 31, 2002 and such variable accounting treatment was to continue until the related options were cancelled, expired or exercised. Effective April 1, 2006, we will adopt SFAS No. 123R at which time this variable accounting treatment will be discontinued. We recorded non-cash compensation (income) expense of ($192,556), $193,649 and $8,001 related to these modified options for the fiscal years ended March 31, 2006, 2005 and 2004. There are 3,494,091 outstanding modified stock options remaining as of March 31, 2006.

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

Reserve on stockholder note receivable

In June 1999, in connection with an amended and restated employment agreement for Angelo S. Morini, our Founder, stockholder and a member of our Board of Directors, we consolidated two full-recourse notes receivable ($1,200,000 from November 1994 and $11,572,200 from October 1995) related to his purchase of 2,914,286 shares of our common stock into a single stockholder note receivable in the amount of $12,772,200 that was due on June 15, 2006. This stockholder note receivable is non-interest bearing and non-recourse and is secured by the 2,914,286 shares of our common stock (the "Shares"). For the fiscal year ended March 31, 2006, we reserved $10,120,200 against this stockholder note receivable under the assumption that we would not be able to collect proceeds in excess of the $2,652,000 value of the Shares as of such date. The value of the Shares was computed using the closing price of our common stock on March 31, 2006 of $0.91 multiplied by the 2,914,286 shares.

Although this expense resulted in a material loss to our operations, it does not have any affect on the balance sheet since the stockholder note receivable was already shown as a reduction to Stockholders' Equity (Deficit).

On June 16, 2006, Mr. Morini failed to repay the non-recourse note obligation to our Company and we subsequently reacquired the 2,914,286 shares. Based upon the $0.42 closing price of our common stock as quoted on the OTC Bulletin Board on June 16, 2006, the Shares have an approximate value of $1,224,000. Accordingly, we will recognize an additional expense of $1,428,000 in the first quarter of fiscal 2007 in order to record the additional decline in the value of the Shares from its $2,652,000 value as of March 31, 2006.

Cost of disposal activities

We are accounting for the costs associated with the Schreiber transactions in accordance with SFAS No. 146, "Accounting for Costs Associated with an Exit or Disposal Activity," because the arrangements are planned and controlled by management and materially change the manner in which our business will be conducted. In accordance with SFAS No. 146, costs associated with disposal activities should be reported as a reduction of income from operations. For the fiscal year ended March 31, 2006, we incurred and reported $1,646,490 as Costs of Disposal Activities in the Statement of Operations. As of March 31, 2006, all 104 employee positions related to the manufacturing and distribution of our products had been eliminated. The remaining employee termination costs are expected to be paid in fiscal 2007. In December 2005, we abandoned our distribution facility and the production portion of our administrative facility and accrued $396,197 related to abandonment of these facilities. This amount was calculated as the present value of the remaining lease rentals, reduced by the estimated market value of sublease rentals. If we do not sublease these facilities, the actual loss will exceed this estimate. Other exit costs consist primarily of legal and professional fees related to the disposal activities.

A summary of the disposal costs recognized for the fiscal year ended March 31, 2006 is as follows:

                          Employee
                        Termination    Excess    Other Exit
                           Costs     Facilities    Costs       Total
                         ----------  ----------  ----------  ----------
Disposal Costs Incurred  $  451,002  $  518,479  $  677,009  $1,646,490
                         ==========  ==========  ==========  ==========

We anticipate that in future periods, there will be additional disposal costs related to professional fees, contract cancellation charges and higher lease abandonment charges to reflect the cost of abandoned facilities that were not subleased during the period.

Impairment of property and equipment and loss on sale of assets

In light of the Schreiber transactions discussed above under Recent Material Developments, we determined that it is more likely than not that a majority of our fixed assets related to production activities would be sold or disposed prior to the end of their useful life. In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Term Assets," we wrote down the value of our assets to their estimated fair values in June 2005. We estimated the fair value based on the $8,700,000 sales price to Schreiber and the anticipated sales price related to any other assets to be held for sale plus future cash flows related to the assets from July 1, 2005 until the end of production in November 2005. Based on this estimate, we recorded an impairment of property and equipment of $7,896,554 in order to reflect a net fair value of our equipment in June 2005.

All assets continued to be used and depreciated under Property and Equipment until the sale of substantially all of our production machinery and equipment on December 8, 2005. For the fiscal year ended March 31, 2006, we recorded a $3,628 gain on the sale of assets related to the remaining value of assets sold or abandoned after production ceased in December 2005.

We have reclassified our remaining assets available for sale as Assets Held for Sale in the Balance Sheet and expect to sell these remaining assets by September 2006. We have estimated the fair value of these assets to be $61,950. Any difference between the actual proceeds received and this estimated fair value will be recognized as a gain or loss on the sale of assets in the period that they are sold.

Other Income and Expense

Interest expense increased approximately $487,000 or 43% in fiscal 2006. The increase was primarily the result of increased amortization related to loan costs and debt discounts. The amortization of loan costs increased by approximately $242,000 due to additional loan fees charged by our lenders and due to the acceleration of the loan fee amortization on the Beltway loan that was paid in full in December 2005, as further described under Debt Financing. Additionally, pursuant to several Note and Warrant Purchase Agreements, as further described under Debt Financing, we issued warrants to purchase up to 600,000 shares of our common stock. We recorded the $444,731 initial fair value of the warrants as a discount to debt. In fiscal 2006, we amortized $317,752 of this non-cash debt discount that is being amortized from September 2005 through June 2006 and is included in interest expense. Due to average lower debt balances in fiscal 2006 as compared to fiscal 2005, our additional interest expense related to debt securities declined in excess of $73,000.

Several of our loans and default provisions accrue interest based on a variable prime plus rate. Due to the increases in the prime rate (currently at 8%), we will experience higher interest rates in fiscal 2007 as compared to fiscal 2006 (in which prime averaged 6.7%). However, we anticipate that our interest expense will decrease nearly 50% in fiscal 2007, despite the higher interest rates, due to lower debt balances and the completion of the non-cash debt discount amortization in June 2006 as discussed above.

Interest expense decreased $231,629 or 17% in fiscal 2005. The decrease in fiscal 2005 compared to fiscal 2004 resulted primarily due to the elimination of interest on a mezzanine loan from FINOVA Mezzanine Capital that was recorded in the first two months of fiscal 2004 and lower lender fees charged on our debt facilities in fiscal 2005.

Derivative income/expense represents the adjustment for the change in the fair value of the embedded derivative in our Series A convertible preferred stock, which met the criteria for bifurcation and separate accounting under SFAS No.
133. The fair value of the embedded derivative was computed based on several factors including the underlying value of our common stock at the end of each period. For the fiscal years ended March 31, 2005 and 2004, we recorded a derivative income/(expense) of $62,829 and ($94,269), respectively, related to the change in the fair value of the embedded derivative instruments. There was no income or expense in fiscal 2006 because the Series A convertible preferred stock was partially converted and the remaining shares redeemed in the third quarter of fiscal 2005.

Since the conversion of our Series A convertible preferred stock could have resulted in a conversion into an indeterminable number of common shares, we determined that under the guidance in paragraph 24 of EITF 00-19, "Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled in the Company's Own Stock," we were prohibited from concluding that we had sufficient authorized and unissued shares to net-share settle any warrants or options issued to non-employees. Therefore, we reclassified to a liability the fair value of all warrants and options issued to non-employees that were outstanding during the period that the Series A convertible preferred stock was outstanding from April 2001 to October 2004. Additionally, in accordance with EITF 00-19, if a contract requires settlement in registered shares, then we may be required to record the value of the securities as a liability and/or temporary equity. Any changes in the fair value of the securities based on the Black-Scholes pricing model after the initial valuation are marked to market during reporting periods. During the fiscal years ended March 31, 2006, 2005 and 2004, we recorded a gain/(loss) on the fair value of warrants of $388,731, 18,937 and ($242,835), respectively, related to the change in the fair values of the warrants.

Liquidity And Capital Resources

Future Capital Needs

With the reduction in overall debt and property taxes, we expect to see annual interest savings in excess of $800,000 in fiscal 2007. Additionally, we anticipate improved gross margins to provide over $1 million in additional cash in fiscal 2007. With these improvements, we believe that will have enough cash to meet our needs for general operations in fiscal 2007.

However, we received a report from our independent accountants relating to our audited financial statements as of March 31, 2006 containing a paragraph stating that because we are in default of our notes payable, have suffered recurring losses from operations and at March 31, 2006 have deficiencies in working capital and equity, there is substantive doubt as to our ability to continue as a going concern. Our ability to continue as a going concern depends upon successfully obtaining sufficient cash resources to refinance our $2.4 million of unsecured related party notes payable that matured on June 15, 2006 and obtaining positive cash flow from operations to sustain normal business operations.

Our current business plan eliminates certain low margin private label and Galaxy imitation business from our sales mix. The elimination of these low margin items and the elimination of excess overhead that was part of our former manufacturing operations should result in higher gross margins with lower operating costs in fiscal 2007 and produce positive cash flows from operations. However, the expected improvement in cash flows from operations will not be sufficient to repay the short-term notes without additional financing. Management is currently negotiating with the existing note holders and other parties regarding extending the maturity of the notes, refinancing the notes and/or converting all or a portion of the notes into equity. There can be no assurance that we will be successful in our business plan, our negotiations with the existing note holders and other parties or that the terms of any such refinancing or conversions will not result in the issuance, or potential issuance, of a significant amount of equity securities that will cause substantial dilution to our stockholders. If we are not successful in refinancing the $2.4 million in short-term notes or in otherwise entering into a financing, sale, or business transaction that infuses sufficient cash resources into our Company in the near future, any collection actions by the existing note holders could have a material adverse affect on the liquidity and financial condition of the Company or our ability to secure additional financing and we may not be able to continue as a going concern.

Cash Flows from Operating Activities and Investing Activities

                                                                      2006-2005    2005-2004    2006-2005   2005-2004
                                                                          $            $            %           %
12 Months Ending March 31,        2006         2005         2004        Change       Change       Change      Change
----------------------------------------------------------------------------------------------------------------------
Cash from (used in) operating
activities                       (436,678)     779,746    2,236,350   (1,216,424)  (1,456,604)     -156.0%      -65.1%
Cash from (used in) investing
activities                      8,547,933      (65,002)    (231,778)   8,612,935      166,776    -13250.3%      -72.0%
Cash used in financing
activities                     (8,237,157)    (602,641)  (1,556,491)  (7,634,516)     953,850      1266.8%      -61.3%
                               ---------------------------------------------------------------------------------------
Net increase (decrease) in
cash                             (125,902)     112,103      448,081     (238,005)    (335,978)     -212.3%      -75.0%
                               =======================================================================================

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

Cash from operating activities declined during fiscal 2006 due to higher operating expenses and the disposal costs as described under Results of Operations.

During fiscal 2005 and fiscal 2004, we achieved positive cash flow from operations. This was achieved mainly through higher sales volumes in fiscal 2005 and improved margins on sales fiscal 2004. In fiscal 2005, we noted a 65% decrease in cash from operating activities compared to fiscal 2004. This was primarily attributable to an approximate 17% increase in net accounts receivable associated with our increase in sales. This increase in cash used was offset by further reductions in inventory levels and increases in accounts payable. We are continually reviewing our collection practices, payment terms to vendors and inventory levels in order to maximize cash flow from operations.

Cash used in investing activities primarily relates to our purchases and sales of office and manufacturing equipment in each fiscal year. In fiscal 2006, we received over $8.8 million in proceeds from the sale of the majority of our assets as a result of the discontinuance of our manufacturing operations. We do not anticipate any large capital expenditures during fiscal 2007.

In fiscal 2007, we expect to see improved cash from operations due to improved gross margin on sales and a reduction in overhead costs. These improved operating cash flows will be used to reduce certain related party notes payable as discussed under "Equity Financing" below and to continue our focused marketing investment in our branded products.

Cash Flows Used In Financing Activities

12 Months Ending March 31,               2006           2005           2004
--------------------------------------------------------------------------------
Net borrowings (payments) on line
of credit and bank overdrafts          (3,539,477)       853,202     (1,485,893)
Issuances of debt                       2,400,000             --      2,000,000
Payments of debt and capital leases    (8,767,323)    (1,417,103)    (6,226,625)
Issuances of stock                      1,669,643      2,240,948      4,156,027
Redemption of preferred stock                  --     (2,279,688)            --
                                     -------------------------------------------
Cash used in financing activities      (8,237,157)      (602,641)    (1,556,491)
                                     ===========================================

During fiscal 2006, we used the proceeds received from the sale of our manufacturing equipment as discussed above, and proceeds received from certain related parties to pay in full our term loan to Beltway Capital Partners LLC (successor by assignment of Wachovia Bank, N.A.) and reduce our asset-based line of credit from Textron Financial Corporation. See "Debt Financing and Equity Financing" below for further details.

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

Debt Financing

Line of Credit

On May 27, 2003, we obtained from Textron Financial Corporation ("Textron") a revolving credit facility (the "Textron Loan") with a maximum principal amount of $7,500,000 pursuant to the terms and conditions of a Loan and Security Agreement dated May 27, 2003 and subsequent amendments (the "Textron Loan Agreement"). The Textron Loan was secured by our inventory, accounts receivable and all other assets. Advances under the Textron Loan bore interest at a variable rate equal to the prime rate plus 1.75% per annum (9.5% at March 31, 2006) calculated on the average cash borrowings for the preceding month. We paid down the Textron Loan over $3.5 million in fiscal 2006.

The Textron Loan Agreement contained certain financial and operating covenants. On June 3, 2005, we executed a Fourth Amendment to the Textron Loan Agreement that provided a waiver on all the existing defaults for the fiscal quarters ended December 31, 2004 and March 31, 2005, and amended the fixed charge coverage ratio and the adjusted tangible net worth requirements for periods after March 31, 2005. Additionally, the Fourth Amendment allowed the Textron Loan to be in an over-advance position not to exceed $750,000 until July 31, 2005. In exchange for the waiver and amendments, our interest rate on the Textron Loan was set at Prime plus 4.75% and we paid a fee of $50,000.

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

Due to the cost of disposal activities and impairment of property and equipment during fiscal 2006, we fell below the requirements in the fixed charge coverage ratio and the adjusted tangible net worth calculation from June 30, 2005 through September 30, 2005. Effective October 1, 2005, we executed a Fifth Amendment to the Textron Loan Agreement that provided a waiver for the defaults in the fixed charge coverage ratio and the adjusted tangible net worth requirements, in addition to certain over-advances on the Textron Loan, during the periods from June 2005 through September 2005. The Fifth Amendment amended and replaced several financial covenants, allowed eligibility for borrowing on inventory until December 31, 2005 and provided that the Textron Loan would expire at the end of the initial term on May 26, 2006. Additionally, Textron consented to the sale of our manufacturing equipment to Schreiber and terminated their liens on those assets. In exchange for the waiver and amendments, we paid a fee of $50,000, and paid additional administrative fees as follows: $5,000 on February 1, 2006, $10,000 on March 1, 2006, $15,000 on April 1, 2006 and $20,000 May 1,
2006.

On May 26, 2006, we executed a Sixth Amendment to the Textron Loan Agreement. The Sixth Amendment provided for an extension of the Textron Loan from May 26, 2006 until June 27, 2006 and reduced the maximum principal amount which could be borrowed under the Textron Loan to $3,000,000. In exchange for the amendment and extension, we paid a fee of $10,000.

On June 23, 2006, we entered into a Receivables Purchase Agreement with Systran Financial Services Corporation, a subsidiary of Textron Financial Corporation ("Systran"), whereby Systran will provide financing to our Company through advances against certain trade receivable invoices due to our Company (the "Systran Agreement"). The Systran Agreement is secured by our accounts receivable and all other assets. Generally, subject to a maximum principal amount of $3,500,000 which can be borrowed under the Systran Agreement, the amount available for borrowing is equal to 85% of our eligible accounts receivable invoices less a dilution reserve and any required fixed dollar reserves. The dilution and fixed dollar reserves have been initially set at 7% and $100,000, respectively. Advances under the Systran Agreement bear interest at a variable rate equal to the prime rate plus 1.5% per annum (9.5% on June 23, 2006). We paid a one-time closing fee of $35,000 and are also obligated to pay a $1,500 monthly service fee. The initial term of the Systran Agreement ends on June 23, 2009 and may renew automatically for consecutive twelve-month terms unless terminated sooner.

On June 23, 2006, Systran advanced $2,379,262 under the Systran Agreement of which $1,839,086 was used to pay in full and terminate our obligations under our line of credit with Textron Financial Corporation which was to terminate on June 27, 2006.

Term Notes Payable

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

On June 30, 2005, we entered into a Loan Modification Agreement with Wachovia regarding our term loan. The agreement modified the following terms of the loan:
1) the loan was to mature and be payable in full on July 31, 2006 instead of June 1, 2009; 2) the principal payments were to remain at $110,000 per month with accrued interest at Wachovia's Base Rate plus 1% instead of increasing to $166,250 on July 1, 2005 as provided by the terms of the promissory note evidencing the loan; and 3) all covenants related to our tangible net worth, total liabilities to tangible net worth, and maximum funded debt to EBITDA ratios were waived and compliance was not required by us through the intended maturity date of the loan on July 31, 2006. In connection with the agreement, we paid $60,000, of which $30,000 was paid upon execution of the agreement and $30,000 was paid on August 1, 2005.

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

Related Party Notes Payable

Pursuant to a Note and Warrant Purchase Agreement dated September 12, 2005, we received $1,200,000 as a loan from Mr. Frederick A. DeLuca, a greater than 10% shareholder. In October 2005, pursuant to several Note and Warrant Purchase Agreements dated September 28, 2005, we received a $600,000 loan from Conversion Capital Master, Ltd., a $485,200 loan from SRB Greenway Capital (Q.P.), L.P., a $69,600 loan from SRB Greenway Capital, L.P. and a $45,200 loan from SRB Greenway Offshore Operating Fund, L.P. The combined total of these loans is $2,400,000. The loans are evidenced by unsecured promissory notes (the "Notes") held by the above referenced parties (the "Note Holders"). The Notes required monthly interest-only payments at 3% above the bank prime rate of interest per the Federal Reserve Bank and matured on June 15, 2006. In consideration for the Notes and in accordance with an exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, we issued to Mr. DeLuca, Conversion Capital Master, Ltd., SRB Greenway Capital (Q.P.), L.P., SRB Greenway Capital, L.P., and SRB Greenway Offshore Operating Fund, L.P., warrants to purchase up to 300,000 shares, 150,000 shares, 121,300 shares, 17,400 shares, and 11,300 shares, respectively, of our common stock at an exercise price equal to $1.53 (95% of the lowest closing price of our common stock in the sixty calendar days immediately preceding October 17, 2005). The warrants fully vested on October 17, 2005 and can be exercised on or before the expiration date of October 17, 2008. Also in consideration for the Notes, we granted the Note Holders "piggy back" registration rights with respect to the shares underlying the warrants. These shares were registered on December 30, 2005.

We did not currently have the short-term liquidity to pay our related party Note Holders on the $2.4 million Notes that matured on June 15, 2006 in accordance with their original terms. We received a letter on June 20, 2006 all the Note Holders, other than Mr. DeLuca, notifying the Company that its failure to pay the amounts due and owing on the maturity date constitutes a default under $1.2 million of the Notes held by those Note Holders. Pursuant to the terms of the Notes, since we did not cure the default within 10 days after receipt of the notice of default, we are obligated to pay interest at the default rate of 8% above the Prime Rate.

We are negotiating with the Note Holders regarding extending the maturity of the Notes, refinancing the Notes and/or converting all or a portion of the Notes into equity. There can be no assurance that we will be successful in our negotiations with the Note Holders or that the terms of any such refinancing or conversions will not result in the issuance, or potential issuance, of a significant amount of equity securities that will cause substantial dilution to our stockholders.

We recorded the $444,731 initial fair value of the warrants, upon their issuance, as a discount to debt. This discount is being amortized from September 2005 through June 2006. We amortized $317,752 in fiscal 2006. As of March 31, 2006, the outstanding principal balance of $2,400,000 on the Notes less the remaining debt discount was $2,273,021.

Since the exercise price for the warrants was not fixed until October 17, 2005, we revalued the warrants on October 17, 2005 and calculated a fair value of $396,000. The $48,731 difference between the initial $444,731 value of the warrants and the value of the warrants on October 17, 2005 was recorded as a gain on fair value of warrants in the Statement of Operations.

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

Contractual Obligations

We lease our operating facilities and certain equipment under operating and capital leases, expiring at various dates through fiscal year 2010. In addition, we have several loan obligations as described in detail above. The table below summarizes the principal balances of our obligations for indebtedness and lease obligations as of March 31, 2006 in accordance with their required payment terms:

                                   Payments due by fiscal period
                                   ---------------------------------------------------------------
Contractual Obligations               Total         2007      2008-2009    2010-2011   Thereafter
--------------------------------------------------------------------------------------------------
Textron credit facility (1)        $ 1,919,002  $ 1,919,002  $        --  $        --  $        --
Related party notes payable          2,400,000    2,400,000           --           --           --
Interest on debt facilities (2)         84,134       84,134           --           --           --
Contractual employment agreements      993,791      434,114      559,677           --
Capital Lease Obligations (3)           63,227       23,498       39,729           --           --
Operating Lease Obligations (4)      1,549,873      679,934      747,116      122,823           --
                                   ---------------------------------------------------------------
     Total                         $ 7,010,027  $ 5,540,682  $ 1,346,522  $   122,823  $        --
                                   ===============================================================

      (1) In accordance with EITF 95-22, "Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that involve both a Subjective Acceleration Clause and a Lock-Box Arrangement," the $1,919,002 balance owed to Textron is reflected as current on the balance sheet and in the above schedule.

      (2) The Textron credit facility bears interest at prime plus 1.75% and the related party notes payable bear interest at prime plus 3%. Interest is estimated assuming that the credit facility balance will remain unchanged, all obligations are paid when due and that the prime rate will remain at its level on March 31, 2006 of 7.75%.

      (3) Includes the principal and interest portion of capital lease payments to be paid.

      (4) Effective April 15, 2006 through October 31, 2006, we entered into a sublease agreement for a portion of some of our unused manufacturing and parking space whereby we expects to receive approximately $83,901 in rental income to offset our lease payment obligations in fiscal 2007.

In addition to the foregoing contractual obligations, we have several contingent obligations under our Supply Agreement with Schreiber that could be material and adverse to us as follows:

The initial term of the Supply Agreement dated June 30, 2005 between our Company and Schreiber is for a period of five years from the effective date of September 1, 2005 and is renewable at our option for up to two additional five-year periods (for a total term of up to fifteen years). If we do not exercise our first option to extend the term, then we will be obligated to pay Schreiber $1,500,000. If we exercise our first option to extend the term, but do not exercise our second option to extend the term, then we will be obligated to pay Schreiber $750,000.

Additionally, the Supply Agreement provides for a contingent short-fall payment obligation by our Company if a specified production level is not met during the one-year period from September 1, 2006 to August 31, 2007. If a contingent short-fall payment is accrued after such one-year period, it may be reduced by the amount by which production levels in the one-year period from September 1, 2007 to August 31, 2008 exceeds the specified target level of production, if any. The short-fall payment is based on formula that calculates the payment as follows: ((required pounds shipped - actual pounds shipped) / required pounds shipped) * $8,700,000. Thus, if we did not purchase any products from Schreiber during between September 1, 2006 and August 31, 2008, the payment could be as high as $8,700,000.

On May 22, 2003, we entered into a Master Distribution and Licensing Agreement with Fromageries Bel S.A., ("Bel") a leading branded cheese company in Europe who is a greater than 5% stockholder in our Company. Under the agreement, we granted Bel exclusive distribution rights for our products in a territory comprised of the European Union States and to more than 21 other European countries and territories (the "Territory"). We also granted Bel the exclusive option during the term of the agreement to elect to manufacture the products designated by Bel for distribution in the Territory. The term of the agreement was ten years. The parties could mutually agree to continue operating under the agreement, to convert the agreement to a manufacturing and license agreement, or to terminate the agreement. This agreement was terminated effective July 1, 2005, pursuant to a Termination, Settlement and Release Agreement signed on July 22, 2005. In accordance with the termination agreement, we received $150,000 from Fromageries Bel S.A.

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

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets an Amendment of APB Opinion No. 29." SFAS No. 153 amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets from being measured based on the fair value of the assets exchanged. SFAS No. 153 now provides a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 is effective for fiscal periods beginning after June 15, 2005. We believe that the adoption of this standard has not had a significant impact on our financial position, results of operations or cash flows.

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

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments - An Amendment of FASB Statements No. 133 and 140." SFAS No. 155 provides entities with relief from having to separately determine the fair value of an embedded derivative that would otherwise be required to be bifurcated from its host contract in accordance with SFAS No. 133. It also allows an entity to make an irrevocable election to measure such a hybrid financial instrument at fair value in its entirety, with changes in fair value recognized in earnings. SFAS No. 155 is effective for all financial instruments acquired, issued, or subject to a remeasurement (new basis) event occurring for fiscal years beginning after September 15, 2006. We believe that the adoption of this standard will not have a significant impact on our financial position, results of operations or cash flows.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk results primarily from fluctuations in interest rates. The interest rates on our outstanding debts as of March 31, 2006, to Textron and our related party Note Holders are floating and based on the prevailing market interest rates. For market-based debt, interest rate changes generally do not affect the market value of the debt but do impact future interest expense and hence earnings and cash flows, assuming other factors remain unchanged. A theoretical 1% increase or decrease in market rates in effect on March 31, 2006 with respect to our debt as of such date would increase or decrease interest expense and hence reduce or increase the net income of our Company by approximately $43,200 per year or $10,800 per quarter.

Our sales during the fiscal years ended March 31, 2006, 2005 and 2004, which were denominated in a currency other than U.S. Dollars, were less than 5% of gross sales and no net assets were maintained in a functional currency other than U. S. Dollars during such periods. Therefore, while we believe that the effects of changes in foreign currency exchange rates have not historically been significant to our operations or net assets, we are unable to forecast the effects that foreign currency exchange rates may have on our future operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Registered Public Accounting Firm

To the Board of Directors and Stockholders
Galaxy Nutritional Foods, Inc.
Orlando, Florida

We have audited the accompanying balance sheets of Galaxy Nutritional Foods, Inc. as of March 31, 2006 and 2005 and the related statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended March 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Galaxy Nutritional Foods, Inc. as of March 31, 2006 and 2005 and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in default of its notes payable, has suffered recurring losses from operations and, at March 31, 2006, has deficiencies in working capital and equity that raise substantive doubt as to its ability to continue as a going concern. Management's plan in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BDO Seidman, LLP

Atlanta, Georgia

July 13, 2006

                         GALAXY NUTRITIONAL FOODS, INC.
                                 Balance Sheets

                                                                                           MARCH 31,      MARCH 31,
                                                                                 Notes       2006           2005
                                                                                 ------  ------------   ------------

                                  ASSETS
CURRENT ASSETS:

  Cash                                                                                   $    435,880   $    561,782
  Trade receivables, net of allowance for
    doubtful accounts of $1,769,000 and $2,299,000                                 2        4,018,806      4,644,364
  Inventories                                                                      3          273,528      3,811,470
  Prepaid expenses and other                                                                   70,717        219,592
                                                                                         ------------   ------------

         Total current assets                                                               4,798,931      9,237,208

PROPERTY AND EQUIPMENT, NET                                                      4,9,10       226,349     18,246,445
ASSETS HELD FOR SALE                                                              4,10         61,950             --
OTHER ASSETS                                                                                  162,840        286,013
                                                                                         ------------   ------------
         TOTAL                                                                           $  5,250,070   $ 27,769,666
                                                                                         ============   ============

              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Line of credit                                                                   5     $  1,919,002   $  5,458,479
  Accounts payable                                                                          2,665,963      3,057,266
  Accrued disposal costs                                                           9          480,404             --

  Accrued and other current liabilities                                            6          542,811      2,130,206
  Related party notes payable                                                      5        2,273,021             --
  Current portion of accrued employment contracts                                  7          434,114        586,523
  Current portion of term notes payable                                            5               --      1,320,000
  Current portion of obligations under capital leases                              7           20,231        194,042
                                                                                         ------------   ------------

         Total current liabilities                                                          8,335,546     12,746,516

ACCRUED EMPLOYMENT CONTRACTS, less current portion                                 7          559,677        993,305
TERM NOTES PAYABLE, less current portion                                           5               --      6,921,985
OBLIGATIONS UNDER CAPITAL LEASES, less current portion                             7           37,507         85,337
                                                                                         ------------   ------------

         Total liabilities                                                                  8,932,730     20,747,143
                                                                                         ------------   ------------

COMMITMENTS AND CONTINGENCIES                                                     7,9              --             --

TEMPORARY EQUITY:
   Common stock, subject to registration, $.01 par value; 2,000,000
     shares issued and outstanding                                                6                --      2,220,590

STOCKHOLDERS' EQUITY (DEFICIT):
  Common stock, $.01 par value; authorized 85,000,000 shares; 20,054,623
    and 16,411,474 shares issued                                                              200,546        164,115
  Additional paid-in capital                                                               71,345,556     65,838,227
  Accumulated deficit                                                                     (72,456,301)   (48,307,748)
                                                                                         ------------   ------------
                                                                                             (910,199)    17,694,594

  Less: Notes receivable arising from the exercise of stock options                7       (2,652,000)   (12,772,200)
        Treasury stock, 30,443 shares, at cost                                               (120,461)      (120,461)
                                                                                         ------------   ------------

         Total stockholders' equity (deficit)                                              (3,682,660)     4,801,933
                                                                                         ------------   ------------

         TOTAL                                                                           $  5,250,070   $ 27,769,666
                                                                                         ============   ============

                 See accompanying notes to financial statements

                         GALAXY NUTRITIONAL FOODS, INC.
                            Statements of Operations

Fiscal Years Ended March 31,                                2006           2005           2004
                                                        ------------   ------------   ------------

NET SALES                                               $ 37,775,862   $ 44,510,487   $ 36,176,961

COST OF GOODS SOLD                                        28,142,732     34,736,594     24,864,289
                                                        ------------   ------------   ------------

 Gross margin                                              9,633,130      9,773,893     11,312,672
                                                        ------------   ------------   ------------

OPERATING EXPENSES:
Selling                                                    5,571,097      5,148,426      4,981,996
Delivery                                                   2,251,318      2,307,166      1,877,682
Employment contract expense-general and administrative
  (Note 7)                                                        --        444,883      1,830,329
General and administrative, including $926,263,
  $409,746 and $651,273 non-cash compensation related
  to stock based transactions (Note 8)                     4,750,624      4,380,436      3,954,303
Research and development                                     321,016        309,054        260,410
Reserve on stockholder note receivable (Note 7)           10,120,200             --             --
Cost of disposal activities (Note 9)                       1,646,490             --             --
Impairment of equipment (Note 10)                          7,896,554             --             --
(Gain) loss on disposal of assets (Note 10)                   (3,628)        (4,500)         8,519
                                                        ------------   ------------   ------------
   Total operating expenses                               32,553,671     12,585,465     12,913,239
                                                        ------------   ------------   ------------

LOSS FROM OPERATIONS                                     (22,920,541)    (2,811,572)    (1,600,567)
                                                        ------------   ------------   ------------

OTHER INCOME (EXPENSE):
Interest expense                                          (1,616,743)    (1,129,977)    (1,361,606)
Derivative income (expense)                                       --         62,829        (94,269)
Gain (loss) on fair value of warrants (Note 8)               388,731         18,937       (242,835)
                                                        ------------   ------------   ------------
   Total other income (expense)                           (1,228,012)    (1,048,211)    (1,698,710)
                                                        ------------   ------------   ------------

NET LOSS                                                $(24,148,553)  $ (3,859,783)  $ (3,299,277)

Less:
Preferred Stock Dividends (Note 8)                                --         82,572        201,791
Preferred Stock Accretion to Redemption Value (Note 8)            --        319,500      1,256,019
                                                        ------------   ------------   ------------

NET LOSS TO COMMON STOCKHOLDERS                         $(24,148,553)  $ (4,261,855)  $ (4,757,087)
                                                        ============   ============   ============
BASIC AND DILUTED NET LOSS PER COMMON SHARE  (Note 12)  $      (1.23)  $      (0.25)  $      (0.32)
                                                        ============   ============   ============

                 See accompanying notes to financial statements

                         GALAXY NUTRITIONAL FOODS, INC.
                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                    Notes
                              Common Stock          Additional                    Receivable
                       --------------------------    Paid-In      Accumulated     for Common      Treasury
                          Shares      Par Value      Capital         Deficit        Stock          Stock          Total
                       ----------------------------------------------------------------------------------------------------
Balance at March 31,
 2003                    12,761,685  $    127,617  $ 59,018,430   $(41,148,688)  $(12,772,200)  $   (120,461)  $  5,104,698

Exercise of options           7,911            79        16,138             --             --             --         16,217
Exercise of warrants        200,000         2,000       358,000             --             --             --        360,000
Issuance of common
  stock under
  employee stock
  purchase plan              16,339           163        28,364             --             --             --         28,527
Issuance of common
  stock                   2,211,478        22,115     3,929,242             --             --             --      3,951,357
Conversion of
  preferred stock           459,908         4,599       794,921             --             --             --        799,520
Fair value of
  stock-based
  transactions                   --            --       491,308             --             --             --        491,308
Non-cash compensation
  related to variable
  securities                     --            --         8,001             --             --             --          8,001
Dividends on
  preferred stock                --            --      (201,791)            --             --             --       (201,791)
Accretion of discount
  on preferred stock             --            --      (503,970)            --             --             --       (503,970)
Net loss                         --            --            --     (3,299,277)            --             --     (3,299,277)
                       ----------------------------------------------------------------------------------------------------

Balance at March 31,
 2004                    15,657,321       156,573    63,938,643    (44,447,965)   (12,772,200)      (120,461)     6,754,590

Exercise of options          13,893           139        18,717             --             --             --         18,856
Issuance of common
  stock under
  employee stock
  purchase plan              18,894           189        23,813             --             --             --         24,002
Costs associated with
  issuance of common
  stock                          --            --       (22,500)            --             --             --        (22,500)
Conversion of
  preferred stock           721,366         7,214       840,215             --             --             --        847,429
Fair value of
  stock-based
  transactions                   --            --        83,224             --             --             --         83,224
Non-cash compensation
  related to variable
  securities                     --            --       215,649             --             --             --        215,649
Dividends on
  preferred stock                --            --       (82,572)            --             --             --        (82,572)
Accretion of discount
  on preferred stock             --            --       823,038             --             --             --        823,038
Net loss                         --            --            --     (3,859,783)            --             --     (3,859,783)
                       ----------------------------------------------------------------------------------------------------

Balance at March 31,
 2005                    16,411,474  $    164,115  $ 65,838,227   $(48,307,748)  $(12,772,200)  $   (120,461)  $  4,801,933

Exercise of options           2,250            22         2,858             --             --             --          2,880
Exercise of warrants      1,130,000        11,300     1,257,700             --             --             --      1,269,000
Issuance of common
  stock under
  employee stock
  purchase plan              10,899           109        15,344             --             --             --         15,453
Transfer of common
  stock from
  temporary equity        2,500,000        25,000     2,577,900             --             --             --      2,602,900
Fair value of
  stock-based
  transactions                   --            --     1,846,083             --             --             --      1,846,083
Non-cash compensation
  related to variable
  securities                     --            --      (192,556)            --             --             --       (192,556)
Reserve on
  stockholder note
  receivable                     --            --            --             --     10,120,200             --     10,120,200
Net loss                         --            --            --    (24,148,553)            --             --    (24,148,553)
                       ----------------------------------------------------------------------------------------------------

Balance at March 31,
 2006                    20,054,623  $    200,546  $ 71,345,556   $(72,456,301)  $ (2,652,000)  $   (120,461)  $ (3,682,660)
                       ====================================================================================================

                 See accompanying notes to financial statements

                         GALAXY NUTRITIONAL FOODS, INC.
                            Statements of Cash Flows

Fiscal Years Ended March 31,                                         2006           2005           2004
                                                                 ------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES: (Note 13)
  Net Loss                                                       $(24,148,553)  $ (3,859,783)  $ (3,299,277)
  Adjustments to reconcile net loss to net cash from (used in)
    operating activities:
      Depreciation and amortization                                 1,517,287      2,172,566      2,205,053
      Amortization of debt discount and financing costs               675,886        116,522        236,321
      Provision for promotional deductions and losses on trade
        receivables (Note 2)                                        1,485,266      1,666,000           (221)
      Provision for loss on stockholder note receivable(Note 7)    10,120,200             --             --
      Derivative (income) expense                                          --        (62,829)        94,269
      (Gain) loss on fair value of warrants                          (388,731)       (18,937)       242,835
      Non-cash compensation related to stock-based transactions
        (Note 8)                                                      926,263        409,746        651,273
      (Gain) loss on disposal of assets (Note 10)                   7,892,926         (4,500)         8,519
      (Increase) decrease in:
        Trade receivables                                            (859,708)    (2,346,166)       999,049
        Inventories                                                 3,537,942        821,373        661,657
        Prepaid expenses and other                                    148,875         46,709        189,012
      Increase (decrease) in:
        Accounts payable                                             (391,303)     1,790,920     (1,426,143)
        Accrued and other liabilities                                (953,028)        48,125      1,674,003
                                                                 ------------   ------------   ------------

   NET CASH FROM (USED IN) OPERATING ACTIVITIES                      (436,678)       779,746      2,236,350
                                                                 ------------   ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                 (294,236)      (104,339)      (221,585)
  Proceeds from sale of equipment                                   8,842,169          4,500             --
  (Increase) decrease in other assets                                      --         34,837        (10,193)
                                                                 ------------   ------------   ------------

   NET CASH FROM (USED IN) INVESTING ACTIVITIES                     8,547,933        (65,002)      (231,778)
                                                                 ------------   ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Decrease in book overdrafts                                              --             --     (1,151,276)
  Net borrowings (payments) on line of credit                      (3,539,477)       853,202       (334,617)
  Borrowings on term notes payable                                  2,400,000             --      2,000,000
  Repayments on term notes payable                                 (8,241,985)    (1,140,000)    (1,572,760)
  Repayments on subordinated note payable                                  --             --     (4,000,000)
  Financing costs for long term debt                                 (303,697)       (37,500)      (288,230)
  Principal payments on capital lease obligations                    (221,641)      (239,603)      (365,635)
  Proceeds from exercise of common stock options                        2,880         18,856         16,217
  Proceeds from exercise of common stock warrants, net of costs     1,651,310             --        360,000
  Proceeds from issuance of common stock under employee stock
    purchase plan                                                      15,453         24,002         28,527
  Proceeds from issuance of common stock, net of costs                     --      2,198,090      3,751,283
  Redemption of preferred stock                                            --     (2,279,688)            --
                                                                 ------------   ------------   ------------

   NET CASH FROM (USED IN) FINANCING ACTIVITIES                    (8,237,157)      (602,641)    (1,556,491)
                                                                 ------------   ------------   ------------

NET INCREASE (DECREASE) IN CASH                                      (125,902)       112,103        448,081

CASH, BEGINNING OF YEAR                                               561,782        449,679          1,598
                                                                 ------------   ------------   ------------

CASH, END OF YEAR                                                $    435,880   $    561,782   $    449,679
                                                                 ============   ============   ============

                See accompanying notes to financial statements.

GALAXY NUTRITIONAL FOODS, INC.
NOTES TO FINANCIAL STATEMENTS

(1)   Summary of Significant Accounting Policies

      Nature of Business and Going Concern

      Galaxy Nutritional Foods, Inc. (the "Company") is principally engaged in developing and globally marketing plant-based cheese and dairy alternatives, as well as processed organic cheese and cheese food to grocery and natural foods retailers, mass merchandisers and foodservice accounts. The Company is dedicated to developing nutritious products to meet the taste and dietary needs of today's increasingly health conscious consumers. These products are sold throughout the United States and internationally to customers in the retail and food service markets. The Company's headquarters are located in Orlando, Florida.

      During fiscal 2006, the Company transitioned its manufacturing and distribution operations to an outside supplier. In November 2005, Schreiber Foods, Inc., a Wisconsin corporation ("Schreiber"), began manufacturing and distributing substantially all of the Company's products in accordance with a Supply Agreement that was signed on June 30, 2005. The prices for such products are based on cost plus a processing fee as determined by the parties from time to time. Additionally, in December 2005, the Company sold substantially all of its manufacturing and production equipment to Schreiber for $8,700,000 in cash pursuant to an Asset Purchase Agreement dated June 30, 2005.

      The Company has incurred substantial losses in recent years and, as a result, has a stockholders deficit of $3,682,660 as of March 31, 2006. Losses for the years ended March 31, 2006, 2005 and 2004 were $24,148,553, $3,859,783 and $3,299,277, respectively. The Company's ability to continue as a going concern depends upon successfully obtaining sufficient cash resources to refinance its $2.4 million of unsecured related party notes payable that matured on June 15, 2006 (See Note 5) and obtaining positive cash flow from operations to sustain normal business operations. The accompanying financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business. The financial statements do not include any adjustments that might result if the Company was forced to discontinue its operations.

      The Company's current business plan eliminates certain low margin private label and Galaxy imitation business from its sales mix. The elimination of these low margin items and the elimination of excess overhead that was part of the Company's former manufacturing operations should result in higher gross margins with lower operating costs in fiscal 2007 and produce positive cash flows from operations. However, the expected improvement in cash flows from operations will not be sufficient to repay the short-term notes without additional financing. Management is currently negotiating with the existing note holders and other parties regarding extending the maturity of the notes, refinancing the notes and/or converting all or a portion of the notes into equity. There can be no assurance that the Company will be successful in its business plan, its negotiations with the existing note holders and other parties or that the terms of any such refinancing or conversions will not result in the issuance, or potential issuance, of a significant amount of equity securities that will cause substantial dilution to the Company's stockholders. If the Company is not successful in refinancing the $2.4 million in short-term notes or in otherwise entering into a financing, sale, or business transaction that infuses sufficient cash resources into the Company in the near future, any collection actions by the existing note holders could have a material adverse affect on the liquidity and financial condition of the Company or its ability to secure additional financing.

      Cash

      Periodically, the Company maintains cash in financial institutions in excess of amounts insured by the federal government. The Company has not experienced any losses on such accounts.

      Accounts Receivable

      Accounts receivable are customer obligations due under normal trade terms. The Company evaluates the collectibility of its accounts receivable using a combination of factors. In circumstances where it is aware of a specific customer's inability to meet its financial obligations, it records a specific allowance to reduce the amounts recorded to what it believes will be collected. In addition to reserving for potential uncollectible accounts, the Company uses its allowance for trade receivables account to estimate future credits that will be issued to customers for items such as rebates, sales promotions, coupons, and spoils that relate to current period sales. The Company also records these additional reserves for potential uncollectible amounts and future credits based on certain percentages, which are determined based on historical experience and its assessment of the general financial conditions affecting its customer base. After all attempts to collect a receivable have been exhausted and failed, the receivable is written off against the allowance.

      Inventories

      Inventories are valued at the lower of cost (weighted average, which approximates FIFO) or market. Prior to November 2005, the cost elements included in inventories were direct material costs, direct labor and overhead allocations. Material cost consisted of the cost of ingredients and packaging that go into the production of the item. Labor consisted of the wages for those employees directly making the item. Overhead was applied to inventory units based on the normal capacity of the production facilities and consisted of factory overhead costs such as indirect labor, benefits, supplies, repairs, depreciation and utilities expended during the production process. As of March 31, 2006, the cost elements included in inventories only consist of direct material costs.

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

      Marketing and Advertising

      The Company expenses the production costs of advertising the first time the advertising takes place and expenses slotting fees and direct response advertising costs in the period incurred. Advertising expense was approximately $1,331,000, $1,539,000 and $910,000 during the fiscal years ended March 31, 2006, 2005 and 2004, respectively.

      Shipping and Handling Costs

      The Company accounts for certain shipping and handling costs related to the acquisition of goods from its vendors as Cost of Goods Sold. However, shipping and handling costs related to the shipment of goods to customers is classified as Delivery expense.

      Impairment of Long-Lived Assets

      In accordance with Statement of Financial Accounting Standard ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Company evaluates the carrying value of long-lived assets when circumstances indicate the carrying value of those assets may not be fully recoverable. The Company evaluates recoverability of long-lived assets held for use by comparing the net carrying value of an asset group to the estimated undiscounted cash flows (excluding interest) during the remaining life of the asset group. If such an evaluation indicates that the future undiscounted cash flows of certain long-lived asset groups are not sufficient to recover the carrying value of such asset groups, the assets are then adjusted to their fair values. The Company recorded an impairment of property and equipment in the first quarter of fiscal 2006 as discussed more fully in Note 10.

      Disposal Costs

      The Company has recorded accruals in connection with the asset sale and outsourcing arrangements with Schreiber. These accruals include estimates pertaining to employee termination costs and abandonment of excess equipment and facilities and other potential costs. Actual costs may differ from these estimates or the Company's estimates may change. In accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," costs associated with restructuring activities are recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan. Given the significance and complexity of these activities, and the timing of the execution of such activities, the accrual process involves periodic reassessments of estimates made at the time the original decisions were made, including evaluating estimated employment terms, contract cancellation charges and real estate market conditions for sub-lease rents. The Company will continually evaluate the adequacy of the remaining liabilities under its restructuring initiatives. Although the Company believes that these estimates accurately reflect the costs of its activities, actual results may differ, thereby requiring the Company to record additional provisions or reverse a portion of such provisions.

      Stock Based Compensation

      The Company has two stock-based employee compensation plans. Prior to April 1, 2003, the Company accounted for its employee plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," (APB No. 25), and related Interpretations.

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

      The Company estimated the fair value of each stock-based award during the periods presented by using the Black-Scholes pricing model with the following assumptions:

      Fiscal Years Ended                                 March 31, 2006         March 31, 2005        March 31, 2004
                                                       --------------------   -------------------   --------------------
      Dividend Yield                                                   None                  None                   None
      Volatility                                                 11% to 46%            45% to 46%             41% to 45%
      Risk Free Interest Rate                                3.35% to 4.30%        3.38% to 4.12%         2.01% to 4.28%
      Expected Lives in Months                                     1 to 120             60 to 120              36 to 120

      Under the accounting provisions of SFAS No. 123, the Company's net loss and net loss per basic and diluted share would have been reduced to the pro forma amounts indicated below:

      Fiscal Years Ended                                 March 31, 2006         March 31, 2005        March 31, 2004
                                                       --------------------   -------------------   --------------------
      Net loss to common stockholders as reported      $        (24,148,553)  $        (4,261,855)  $         (4,757,087)
      Add:  Stock-based compensation expense included
         in reported net income                                     926,263               409,746                651,273
      Deduct:  Stock-based compensation expense
         determined under fair value based method for
         all awards                                                (966,456)             (519,024)            (1,070,997)
                                                       --------------------   -------------------   --------------------
      Pro forma net loss to common stockholders                 (24,188,746)           (4,371,133)  $         (5,176,811)
                                                       ====================   ===================   ====================

      Net loss per common share:
        Basic & diluted  - as reported                 $              (1.23)  $             (0.25)  $              (0.32)
                                                       ====================   ===================   ====================
        Basic & diluted - pro forma                    $              (1.23)  $             (0.26)  $              (0.35)
                                                       ====================   ===================   ====================

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

      Segment Information

      The Company does not identify separate operating segments for management reporting purposes. The results of operations are the basis on which management evaluates operations and makes business decisions. The Company sells to customers throughout the United States and 14 other countries.

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

      In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets an Amendment of APB Opinion No. 29." SFAS No. 153 amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets from being measured based on the fair value of the assets exchanged. SFAS No. 153 now provides a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 is effective for fiscal periods beginning after June 15, 2005. The Company believes that the adoption of this standard has not had a significant impact on its financial position, results of operations or cash flows.

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

      In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments - An Amendment of FASB Statements No. 133 and 140." SFAS No. 155 provides entities with relief from having to separately determine the fair value of an embedded derivative that would otherwise be required to be bifurcated from its host contract in accordance with SFAS No. 133. It also allows an entity to make an irrevocable election to measure such a hybrid financial instrument at fair value in its entirety, with changes in fair value recognized in earnings. SFAS No. 155 is effective for all financial instruments acquired, issued, or subject to a remeasurement (new basis) event occurring for fiscal years beginning after September 15, 2006. The Company believes that the adoption of this standard will not have a significant impact on its financial position, results of operations or cash flows.

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

      Financial Instruments

      Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2006.

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

(2)   Schedule of Valuation Account

                                              Balance at       Charged to       Write-Offs,
                                             Beginning of      Costs and     Retirements and      Balance at
                                                 Year           Expenses        Collections      End of Year
      ---------------------------------------------------------------------------------------------------------
      Fiscal Years Ended March 31, 2004:
        Allowance for trade receivables    $      633,221   $    2,433,458   $   (2,433,679)   $      633,000

      Fiscal Years Ended March 31, 2005:
        Allowance for trade receivables    $      633,000   $    2,477,931   $     (811,931)   $    2,299,000

      Fiscal Years Ended March 31, 2006:
        Allowance for trade receivables    $    2,299,000   $    4,087,750   $   (4,617,750)   $    1,769,000

      In addition to reserving for potential uncollectible accounts, the Company uses its allowance for trade receivables account to estimate future credits that will be issued to customers for items such as discounts, rebates, sales promotions, coupons, slotting fees and spoils that relate to current period sales. For the fiscal years ended March 31, 2006, 2005 and 2004, the Company recorded an expense of $427,271, $1,609,134, and $59,908, respectively related to bad debt. For those years, the bad debt expense was approximately 1.1%, 3.6% and 0.2% of net sales, respectively.

(3)   Inventories

      Inventories are summarized as follows:

                       March 31, 2006   March 31, 2005
                       --------------   --------------
      Raw materials    $       38,986   $    1,451,588
      Finished goods          234,542        2,359,882
                       --------------   --------------
      Total            $      273,528   $    3,811,470
                       ==============   ==============

(4)   Property and Equipment

      Property and equipment are summarized as follows:

                                                        Useful Lives      March 31, 2006         March 31, 2005
                                                        ------------    ------------------     ------------------
      Leasehold improvements                             10-25 years    $           89,079     $        3,254,805
      Machinery and equipment                             3-20 years             1,034,447             28,139,177
      Equipment under capital leases                      7-10 years                    --                923,255
      Construction in progress                                                          --                112,649
                                                                         -----------------     ------------------
                                                                                 1,123,526             32,429,886
      Less accumulated depreciation and amortization                               897,177             14,183,441
                                                                         -----------------     ------------------

      Property and equipment, net                                        $         226,349     $       18,246,445
                                                                         =================     ==================

      The Company has reclassified its remaining fixed assets available for sale as Assets Held for Sale in the Balance Sheet and expects it will sell these remaining assets by September 2006. The Company has estimated the fair value of these assets to be $61,950. Any difference between the actual proceeds received and this estimated fair value will be recognized as a gain or loss on the sale of assets in the period that they are sold.

(5)   Line of Credit and Notes Payable

      Line of Credit

      On May 27, 2003, the Company obtained from Textron Financial Corporation ("Textron") a revolving credit facility (the "Textron Loan") with a maximum principal amount of $7,500,000 pursuant to the terms and conditions of a Loan and Security Agreement dated May 27, 2003 and subsequent amendments (the "Textron Loan Agreement"). The Textron Loan is secured by the Company's inventory, accounts receivable and all other assets. Generally, subject to the maximum principal amount which can be borrowed under the Textron Loan and certain reserves that must be maintained during the term of the Textron Loan, the amount available under the Textron Loan for borrowing by the Company from time to time is equal to the sum of (i) 85% of the net amount of its eligible accounts receivable plus (ii) until December 31, 2005, 60% of the Company's eligible inventory not to exceed $3,500,000. After December 31, 2005, there was no borrowing available on inventory since it is not produced or held by the Company. Advances under the Textron Loan bear interest at a variable rate, adjusted on the first (1st) day of each month, equal to the prime rate plus 1.75% per annum (9.50% at March 31, 2006) calculated on the average cash borrowings for the preceding month. As of March 31, 2006, the outstanding principal balance on the Textron Loan was $1,919,002.

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

      On June 16, 2005, the Company used a portion of the proceeds from the warrant exercises described in Note 8 to satisfy the $750,000 over-advance with Textron. In connection with the satisfaction of the over-advance, the Company agreed to immediately terminate Textron's obligation to permit any over-advances under the Textron Loan, which obligation was to expire on July 31, 2005. With the termination of the over-advance facility, the interest rate on the Textron Loan returned to its prior level of Prime plus 1.75%.

      Due to the cost of disposal activities and impairment of property and equipment (as discussed in Notes 9 and 10), the Company fell below the requirements in the fixed charge coverage ratio and the adjusted tangible net worth calculation from June 30, 2005 through September 30, 2005. Effective October 1, 2005, the Company executed a Fifth Amendment to the Textron Loan Agreement that provided a waiver for the defaults in the fixed charge coverage ratio and the adjusted tangible net worth requirements, in addition to certain over-advances on the Textron Loan, during the periods from June 2005 through September 2005. The Fifth Amendment amended and replaced several financial covenants, allowed eligibility for borrowing on inventory until December 31, 2005 and provides that the Textron Loan would expire at the end of the initial term on May 26, 2006. Additionally, Textron consented to the sale of the Company's manufacturing equipment to Schreiber and the terminated their liens on those assets. In exchange for the waiver and amendments, the Company immediately paid a fee of $50,000, and paid additional administration fees as follows: $5,000 on February 1, 2006, $10,000 on March 1, 2006, $15,000 on April 1, 2006 and $20,000 May 1, 2006.

      On May 26, 2006, the Company executed a Sixth Amendment to the Textron Loan Agreement. The Sixth Amendment provided for an extension of the Textron Loan from May 26, 2006 until June 27, 2006 and reduced the maximum principal amount which could be borrowed under the Textron Loan to $3,000,000. In exchange for the amendment and extension, the Company agreed to pay a fee of $25,000 of which $10,000 is to be paid immediately and $15,000 is to be paid upon the termination date. If the Company refinances the Textron Loan with Textron or an affiliate of Textron, it will not be required to pay the $15,000 fee upon termination.

      The Company paid in full the Textron Loan and terminated its obligations under the Textron Loan Agreement on June 23, 2006 as further detailed in
      Note 19.

      Term Notes Payable

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

      On June 30, 2005, the Company entered into a Loan Modification Agreement with Wachovia regarding its term loan. The agreement modified the following terms of the loan: 1) the loan was to mature and be payable in full on July 31, 2006 instead of June 1, 2009; 2) the principal payments were to remain at $110,000 per month with accrued interest at Wachovia's Base Rate plus 1% instead of increasing to $166,250 on July 1, 2005 as provided by the terms of the promissory note evidencing the loan; and 3) all covenants related to the Company's tangible net worth, total liabilities to tangible net worth, and maximum funded debt to EBITDA ratios were waived and compliance was not required by the Company through the intended maturity date of the loan on July 31, 2006. In connection with the agreement, the Company paid $60,000, of which $30,000 was paid upon execution of the agreement and $30,000 was paid on August 1, 2005.

      In September 2005, Wachovia assigned this term loan to Beltway Capital Partners LLC. This loan was paid in full upon the sale of the equipment to Schreiber in December 2005. Beltway received proceeds of $7,374,299 of which $7,361,985 was for principal and $12,314 was for interest and associated closing costs.

      In October 2000, the Company obtained a $1.5 million bridge loan from Wachovia Bank, which was guaranteed by Angelo S. Morini, the Company's founder, and secured by the pledge of one million shares of the Company's common stock owned by him. Interest on this note was at the prime rate. The loan was paid in full in February 2004 and the collateral shares were returned to the Company.

      Related Party Notes Payable

      Pursuant to a Note and Warrant Purchase Agreement dated September 12, 2005, the Company received $1,200,000 as a loan from Mr. Frederick A. DeLuca, a greater than 10% shareholder. In October 2005, pursuant to several Note and Warrant Purchase Agreements dated September 28, 2005, the Company received a $600,000 loan from Conversion Capital Master, Ltd., a $485,200 loan from SRB Greenway Capital (Q.P.), L.P., a $69,600 loan from SRB Greenway Capital, L.P. and a $45,200 loan from SRB Greenway Offshore Operating Fund, L.P. The combined total of these loans is $2,400,000. The loans are evidenced by unsecured promissory notes (the "Notes") held by the above referenced parties (the "Note Holders"). The Notes require monthly interest-only payments at 3% above the bank prime rate of interest per the Federal Reserve Bank and matured on June 15, 2006. In consideration for the Notes and in accordance with an exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, the Company issued to Mr. DeLuca, Conversion Capital Master, Ltd., SRB Greenway Capital (Q.P.), L.P., SRB Greenway Capital, L.P., and SRB Greenway Offshore Operating Fund, L.P., warrants to purchase up to 300,000 shares, 150,000 shares, 121,300 shares, 17,400 shares, and 11,300 shares, respectively, of the Company's common stock at an exercise price equal to $1.53 (95% of the lowest closing price of the Company's common stock in the sixty calendar days immediately preceding October 17, 2005). The warrants fully vested on October 17, 2005 and can be exercised on or before the expiration date of October 17, 2008. Also in consideration for the Notes, the Company granted the Note Holders "piggy back" registration rights with respect to the shares underlying the warrants. These shares were registered on December 30, 2005.

      The Company does not currently have the short-term liquidity to pay its related party Note Holders on the $2.4 million Notes that matured on June 15, 2006 in accordance with their original terms. The Company received a letter on June 20, 2006 from all of the Note Holders, other than Mr. DeLuca, notifying the Company that its failure to pay the amounts due and owing on the maturity date constitutes a default under $1.2 million of the Notes held by those Note Holders. Pursuant to the terms of the Notes, since the Company did not cure the default within 10 days after receipt of the notice of default, it is obligated to pay interest at the default rate of 8% above the Prime Rate. The Company is negotiating with the Note Holders regarding extending the maturity of the Notes, refinancing the Notes and/or converting all or a portion of the Notes into equity. There can be no assurance that the Company will be successful in its negotiations with the Note Holders or that the terms of any such refinancing or conversions will not result in the issuance, or potential issuance, of a significant amount of equity securities. In the event the Company is not successful, any collection actions by the Note Holders could have a material adverse affect on the liquidity and financial condition of the Company or its ability to secure additional financing. Additionally, it is unlikely that the Company would be able to continue as a going concern.

      The Company recorded the $444,731 initial fair value of the warrants, upon their issuance, as a discount to debt. This discount is being amortized from September 2005 through June 2006. The Company amortized $317,752 in the fiscal year ended March 31, 2006. As of March 31, 2006, the outstanding principal balance of $2,400,000 on the Notes less the remaining debt discount is $2,273,021.

      Since the exercise price for the warrants was not fixed until October 17, 2005, the Company revalued the warrants on October 17, 2005 and calculated a fair value of $396,000. The $48,731 difference between the initial $444,731 value of the warrants and the value of the warrants on October 17, 2005 was recorded as a gain on fair value of warrants in the Statement of Operations.

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

      Other

      On August 15, 2002, the Company executed and delivered to Target Container, Inc. a $347,475 promissory note in satisfaction of its accounts payable obligation to this vendor. This note bore interest at 7% per annum and was due in twelve equal monthly installments of $30,066. This note was paid in full by September 30, 2003.

      On September 30, 1999, the Company obtained a $4 million subordinated loan from FINOVA Mezzanine to finance additional working capital and capital improvement needs. This loan was paid in full as of May 30, 2003 by the proceeds from the new loan from Wachovia Bank, as discussed above, and from the equity proceeds raised in the private placements in May 2003, as discussed in Note 8.

(6)   Accrued and Other Current Liabilities

      Accrued and other current liabilities are summarized as follows:

                                         March 31, 2006   March 31, 2005
                                         --------------   --------------
      Tangible personal property taxes   $           --   $    1,049,841
      Warrant liability                              --          740,000
      Registration rights penalty               285,104               --
      Other                                     257,707          340,365
                                         --------------   --------------
      Total                              $      542,811   $    2,130,206
                                         ==============   ==============

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

      In accordance with Emerging Issues Task Force ("EITF") Issue 00-19 "Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled in the Company's Own Stock," and EITF 05-04 "The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF 00-19," because the maximum potential liquidated damages as described above may be greater than the difference in fair values between registered and unregistered shares, the value of the common stock subject to registration was classified as temporary equity. The Company recorded the $2,220,590 value of common stock subject to registration as temporary equity as of March 31, 2005. Additionally, in accordance with EITF 00-19 and the terms of the above warrant for 500,000 shares of common stock, the fair value of the warrant was accounted for as a liability, with an offsetting reduction to the carrying value of the common stock. Using the Black-Scholes pricing model, the fair value of the warrant on October 6, 2004, was estimated at $315,000. On March 31, 2005, the fair value of the warrant was re-measured and estimated at $740,000. Subsequently in June 2005, the Company agreed to reduce the per-share exercise price on the warrant to $0.92, in order to induce the investor to exercise his warrants. The warrant was exercised on June 16, 2005 into 500,000 common shares for $460,000. Upon the effective registration in December 2005, the Company reclassified the $2,680,590 value of common stock that was registered less an additional $77,690 in registration costs into permanent equity.

(7)   Commitments and Contingencies

      Leases

      The Company leases its operating facilities and certain equipment under operating and capital leases, expiring at various dates through its fiscal year 2009. The following schedule presents the Company's obligations as of March 31, 2006, regarding (1) future minimum lease payments under capital leases, together with the present value of the net minimum lease payments and (2) future minimum rental payments required under operating leases that have initial or remaining terms in excess of one year:

                                                            Capital          Operating
                                                            Leases            Leases
                                                        --------------    --------------
      2007                                              $       23,498    $      679,934
      2008                                                      23,498           381,904
      2009                                                      16,231           365,212
      2010                                                          --           122,823
                                                        --------------    --------------

      Total net minimum lease payments                          63,227    $    1,549,873
                                                                          ==============
      Less amount representing interest                         (5,489)
                                                        --------------

      Present value of the net minimum lease payments           57,738
      Less current portion                                     (20,231)
                                                        --------------

      Long-term obligations under capital leases        $       37,507
                                                        ==============

      The total capitalized cost for equipment under capital lease is $69,600 with accumulated depreciation of $17,731. These costs are included under Assets Held for Sale in the Balance Sheet as of March 31, 2006.

      Rental expense was approximately, $1,305,000, $1,055,000 and $1,088,000 for the fiscal years ended March 31, 2006, 2005 and 2004, respectively.

      Employment Agreements

      o     Angelo S. Morini

      In a Second Amended and Restated Employment Agreement effective October 13, 2003, Angelo S. Morini the Company's Founder, Vice-Chairman and President resigned from his positions with the Company as Vice Chairman and President and he is no longer involved in the daily operations of the Company. He retains the title of Founder and has been named Chairman Emeritus. Mr. Morini continues to be a stockholder and a member of the Company's Board of Directors. Additionally, he may carry out special assignments designated to him by the Chairman of the Board. The agreement is for a five-year period beginning October 13, 2003 and provides for an annual base salary of $300,000, plus standard health insurance benefits, club dues and an auto allowance.

      Because Mr. Morini is no longer performing ongoing services for the Company, the Company accrued and expensed the five-year cost of this agreement in October 2003. The total estimated costs expensed under this agreement are $1,830,329 of which $925,982 remained unpaid and accrued ($366,305 as short-term liabilities and $559,677 as long-term liabilities) as of March 31, 2006. The long-term portion will be paid out in nearly equal monthly installments ending in October 2008.

      In June 1999, in connection with an amended and restated employment agreement for Mr. Morini, the Company consolidated two full-recourse notes receivable ($1,200,000 from November 1994 and $11,572,200 from October
      1995) related to his purchase of 2,914,286 shares of the Company's common stock into a single stockholder note receivable in the amount of $12,772,200 that is due on June 15, 2006. This stockholder note receivable is non-interest bearing and non-recourse and is secured by the 2,914,286 shares of the Company's common stock (the "Shares"). Per the terms of the June 1999 Employment Agreement that was amended and restated by the October 2003 Second Amended and Restated Employment Agreement between the Company and Mr. Morini, this loan may be forgiven upon the occurrence of any of the following events: 1) Mr. Morini is terminated without cause; 2) there is a material breach in the terms of Mr. Morini's employment agreement; or 3) there is a change in control of the Company for which Mr. Morini did not vote "FOR" in his capacity as a director or a stockholder. There have been no actions that have caused the loan to be forgiven.

      In the event that Mr. Morini is unable to pay the loan when due and the Company forecloses on the Shares, the Company would reflect a loss on collection for the amount that the value of the Shares are below the value of the stockholder note receivable. For the fiscal year ended March 31, 2006, the Company reserved $10,120,200 against this stockholder note receivable under the assumption that it would not be able to collect proceeds in excess of the $2,652,000 value of the Shares as of such date. The value of the Shares was computed using the closing price of the Company's common stock on March 31, 2006 of $0.91 multiplied by the 2,914,286 shares. Although this reserve resulted in a material loss to the Company's operations, it does not have any affect on the balance sheet since the $12,772,200 stockholder note receivable was already shown as a reduction to Stockholders' Equity (Deficit). See Note 19 for subsequent information.

      o     Christopher J. New

      On July 8, 2004, Christopher J. New resigned from his position as Chief Executive Officer in order to pursue other opportunities. In accordance with the Separation and Settlement Agreement between the Company and Mr. New, the Company recorded $444,883 related to the employment contract expense in July 2004. In addition to the compensation, the Company agreed that Mr. New's stock option rights under that certain Non-Qualified Stock Option Agreement dated December 5, 2002 (for 25,000 shares at an exercise price of $1.67 per share) and that certain Non-Qualified Stock Option Agreement dated July 16, 2001 (for 100,000 shares at an exercise price of $2.05 per share) will continue in full force and effect as if he was still employed by the Company. This settlement will be paid out in nearly equal installments over two years payable on the Company's regular payroll dates. As of March 31, 2006, the remaining unpaid and accrued balance reflected in short-term liabilities was $67,809.

      In connection with the modification of the stock options as described above, the Company recorded $22,000 as additional non-cash compensation expense in the fiscal year ended March 31, 2005 pursuant to FIN 44 for modifications that renew or increase the life on existing options. The stock price on the date of the modification was $2.15.

      o     Michael E. Broll

      On July 8, 2004, Michael E. Broll, a member of the Company's Board of Directors, was appointed as the Chief Executive Officer upon the resignation of Mr. New. The Company entered into a one-year employment agreement with Mr. Broll pursuant to which Mr. Broll is entitled to receive an annual base salary of $200,000 plus a performance bonus at the discretion of the Board, standard health benefits, a housing allowance of up to $3,500 per month and an auto allowance of $1,500 per month. The employment agreement renews automatically for one-year periods unless cancelled by either party ninety days prior to the end of the term. In the event Mr. Broll's employment is terminated without cause, he will be entitled to receive one year of his base salary as severance. Mr. Broll received a discretionary cash bonus of $25,000 in the fiscal year ended March 31, 2005.

      The Company currently has employment agreements with several of its key employees that provide for up to five-year severance in the event they are terminated without cause.

(8)   Capital Stock

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

      In accordance with the above accounting standards, the Company calculates and records non-cash compensation related to its securities in the general and administrative line item in the Statements of Operations on two primary items:

      a.    Stock-Based Award Issuances

            During the fiscal years ended March 31, 2006, 2005 and 2004, the Company recorded $1,118,819, $194,097, and $643,272, respectively, as non-cash compensation expense related to stock-based transactions that were issued to and vested by employees, officers, directors and consultants.

      b. Option Modifications for Awards granted to Employees or Directors under APB No. 25

            On October 11, 2002, the Company repriced all outstanding options granted to employees prior to October 11, 2002 (4,284,108 shares at former prices ranging from $2.84 to $10.28) to the market price of $2.05 per share. Prior to the repricing modification, the options were accounted for as a fixed award under APB No. 25. In accordance with FIN 44, the repricing of the employee stock options requires additional compensation expense to be recognized and adjusted in subsequent periods for changes in the price of the Company's common stock that are in excess of the $2.05 stock price on the date of modification (additional intrinsic value). If there is a decrease in the market price of the Company's common stock compared to the prior reporting period, the reduction is recorded as compensation income to reverse all or a portion of the expense recognized in prior periods. Compensation income is limited to the original base exercise price (the intrinsic value) of the options. This variable accounting treatment for these modified stock options began with the quarter ended December 31, 2002 and such variable accounting treatment was to continue until the related options were cancelled, expired or exercised. Effective April 1, 2006, the Company will adopt SFAS No. 123R at which time this variable accounting treatment will be discontinued. The Company recorded non-cash compensation (income) expense of ($192,556), $193,649 and $8,001 related to these modified options for the fiscal years ended March 31, 2006, 2005 and 2004. There are 3,494,091 outstanding modified stock options remaining as of March 31, 2006.

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

      Employee Stock Purchase Plan

      In January 1992, the Company's stockholders approved the 1991 Employee Stock Purchase Plan (the "1991 Purchase Plan"). The 1991 Purchase Plan provided for the sale of up to an aggregate of 85,714 shares of common stock to eligible employees. Up to 500 shares may be purchased by each eligible employee at the lesser of 85% of the fair market value of the shares on the first or last business day of the six-month purchase periods ending August 31 and February 28. Substantially all full-time employees were eligible to participate in the plan. During the fiscal year ended March 31, 2006, 10,899 shares were issued under this plan at prices of $1.56 and $1.09 per share. During the fiscal year ended March 31, 2005, 18,894 shares were issued under this plan at prices of $1.31 and $1.23 per share. During the fiscal year ended March 31, 2004, 16,339 shares were issued under this plan at prices of $1.49 and $1.96 per share. The weighted average exercise price of the shares issued were $1.42, $1.27 and $1.75 per share for the fiscal years ended March 31, 2006, 2005 and 2004, respectively. In January 2006, the Board moved the last purchase period from February 28, 2006 to January 31, 2006, prior to the 1991 Purchase Plan's expiration on January 31, 2006. The Board has not replaced the 1991 Purchase Plan with any new stock purchase plan. As of March 31, 2006, there were no shares available for purchase under the 1991 Purchase Plan.

      Stock Options

      At March 31, 2006, the Company has three employee stock option plans, which were adopted in 1987, 1991, and 1996 and has granted additional non-plan stock options. Under the Company's stock option plans, qualified and nonqualified stock options to purchase up to 200,500 shares of the Company's common stock may be granted to employees and members of the Board of Directors. The maximum and typical term of options granted under the plans is ten years. Generally, options vest from zero to three years.

      The Company estimated the fair value of all options issued during the periods using the Black-Scholes option-pricing model. This model uses the assumptions listed in Note 1 under Stock Based Compensation for each period. The estimated fair value is then recorded as a charge to non-cash compensation in the general and administrative line item in the Statement of Operations. During the fiscal years ended March 31, 2006, 2005 and 2004, the Company recorded $25,583, $150,763 and $347,158, respectively, as non-cash compensation expense related to options that were issued to and vested by employees and directors.

      The following table summarizes information about activity under all stock option plans:

                                                 Weighted-Average  Weighted-Average
                                                  Exercise Price    Fair Value of
                                    Shares           per Share     Options Granted
                                --------------    --------------   --------------
      Balance, March 31, 2003          105,306    $         2.66               --
      Granted - at market                  914              2.90   $         1.65
      Exercised                         (7,911)             2.05               --
      Forfeited or Expired              (2,948)             4.96               --
                                --------------    --------------
      Balance, March 31, 2004           95,361              2.64               --


      Granted - at market               63,930              1.28   $         0.77
      Exercised                        (13,893)             1.36               --
      Forfeited or Expired                (429)            19.25               --
                                --------------    --------------
      Balance, March 31, 2005          144,969              2.11               --


      Granted - at market                1,430              1.75   $         1.07
      Exercised                         (2,250)             1.28               --
      Forfeited or Expired             (14,583)             1.67               --
                                --------------    --------------
      Balance, March 31, 2006          129,566    $         2.17               --
                                ==============    ==============

      The Company has also made individual issuances of non-qualified, non-plan options. The following table summarizes information about non-plan stock option activity:

                                                 Weighted-Average  Weighted-Average
                                                  Exercise Price    Fair Value of
                                    Shares           per Share     Options Granted
                                --------------    --------------   --------------
      Balance, March 31, 2003        4,546,840    $         3.17               --
      Granted - at market              400,000              2.73   $         0.77
      Forfeited or Expired            (300,000)             2.24               --
                                --------------    --------------
      Balance, March 31, 2004        4,646,840              3.19               --
      Granted - at market              270,000              1.69   $         0.48
      Forfeited or Expired                  --                --               --
                                --------------    --------------
      Balance, March 31, 2005        4,916,840              3.02               --
      Forfeited or Expired            (200,000)             2.17               --
                                --------------    --------------

      Balance, March 31, 2006        4,716,840    $         3.15               --
                                ==============    ==============

      On September 30, 2003, the stockholders of the Company approved the issuance of 4,375,411 of these non-plan options of which 4,075,411 are still outstanding as of March 31, 2006.

      The following table summarizes information about plan and non-plan stock options outstanding and exercisable at March 31, 2006:

                                                     Weighted-    Weighted-                  Weighted-
                                                      Average      Average                    Average        Weighted-
           Range of Exercise         Options         Remaining     Exercise     Options      Remaining        Average
                 Prices            Outstanding         Life         Price     Exercisable       Life       Exercise Price
          --------------------- ------------------ ------------- ------------ ------------- -------------- ----------------
          $ 1.20 - 1.99               374,431          5.2 years    $ 1.61       324,431        5.5 years      $ 1.62
          $ 2.00 - 2.99             1,539,358          3.0 years    $ 2.10     1,536,358        3.0 years      $ 2.10
          $ 3.00 - 3.99             1,921,198          3.4 years    $ 3.41     1,921,198        3.4 years      $ 3.41
          $ 4.00 - 4.99               576,430          3.9 years    $ 4.29       576,430        3.9 years      $ 4.29
          $ 5.00 - 5.99               432,797          1.3 years    $ 5.20       432,797        1.3 years      $ 5.20
          $ 6.00 -10.28                 2,192          2.2 years    $ 8.39         2,192        2.2 years      $ 8.39
                                ------------------                            -------------

                                    4,846,406                                  4,793,406
                                ==================                            =============

      Stock Warrants

      At March 31, 2006, the Company had outstanding warrants to purchase the Company's common stock, which were issued in connection with sales consulting, financial consulting, and financing arrangements. Information relating to these warrants is summarized as follows:

      Expiration Date                Number of Warrants        Exercise Price
      --------------------------    --------------------    --------------------
      July 2006                           10,000                    5.00
      January 2007                        42,592                    5.74
      June 2007                          122,549                    5.52
      May 2008                            50,000                    2.05
      August 2008                          1,429                    2.05
      October 2008                       600,000                    1.53
      January 2009                         1,429                    2.05
      June 2009                          100,000                    1.97
      June 2009                          153,000                    2.05
      October 2009                        50,000                    1.20
      June 2012                            2,143                    2.05
                                    --------------------
                                       1,133,142
                                    ====================

      The Company estimates the fair value of all warrants issued during the periods using the Black-Scholes option-pricing model. This model uses the assumptions listed in Note 1 under Stock Based Compensation for each period. The estimated fair value is then recorded as a charge to non-cash compensation in the general and administrative line item in the Statement of Operations or as a charge to additional paid-in capital in Stockholders' Equity (Deficit) depending on the situation in which the warrant was issued. During the fiscal years ended March 31, 2006, 2005 and 2004, the Company granted warrants totaling 600,000, 1,050,000 and 700,000 shares, respectively, to non-employees and non-directors. During the fiscal years ended March 31, 2006, 2005 and 2004, the Company recorded $68,736, $468,334, $296,114, respectively, as non-cash compensation expense related to warrants that were issued to and vested by non-employees and non-directors.

      Since the conversion of the Company's Series A convertible preferred stock could have resulted in a conversion into an indeterminable numbers of commons shares, the Company determined that under the guidance in paragraph 24 of EITF 00-19, it was prohibited from concluding that it had sufficient authorized and unissued shares to net-share settle any warrants or options issued to non-employees. Therefore, the Company recorded the fair value of all warrants and options issued to non-employees that were outstanding during the period that the Series A convertible preferred stock was outstanding from April 2001 to October 2004 as a liability. The fair value of the warrants and options was determined using the Black-Scholes pricing model. Any changes in the fair value of the securities after the initial valuation in April 2001 were recorded as a gain or loss in the Statement of Operations during the reporting periods. During the fiscal years ended March 31, 2005 and 2004, the Company recorded a loss/(gain) on the fair value of warrants of ($443,937) and $242,835, respectively, related to the change in the fair value of the underlying warrants. There is no derivative liability as of March 31, 2006 or 2005 because the Series A convertible preferred stock was partially converted and the remaining shares redeemed on October 6, 2004.

      Reserved

      At March 31, 2006, the Company has reserved common stock for future issuance under all of the above arrangements totaling 6,005,909 shares.

      Series A Convertible Preferred Stock

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

      In connection with a Stock Repurchase Agreement dated October 6, 2004, BH Capital Investments, LP and Excalibur Limited Partnership, the holders of the Company's Series A convertible preferred stock (the "Series A Preferred Holders"), converted 10,278 Series A convertible preferred shares into approximately 600,000 shares of common stock. The value of these converted Series A convertible preferred shares including accrued dividends was $644,068. Simultaneously, the remaining 30,316 Series A convertible preferred shares held by the Series A Preferred Holders were acquired by the Company for a total price of $2,279,688. All previously outstanding shares of the Series A convertible preferred stock of the Company have now been cancelled. As part of the transaction, each former Series A Preferred Holder also received a warrant to purchase up to 250,000 shares of common stock at an exercise price of $2.00 per share for a period of five years. The market price of the Company's common stock on October 6, 2004 was $1.30. The fair value of the warrants is $205,000.

      The Series A Preferred Holders had the right to receive on any outstanding Series A convertible preferred stock a ten percent dividend on the shares, payable one year after the issuance of such preferred stock, and an eight percent dividend for the subsequent three years thereafter, payable in either cash or shares of preferred stock. For the fiscal years ended March 31, 2005 and 2004, the Company recorded preferred dividends of $82,572 and $201,791, respectively, on the outstanding shares of the Series A convertible preferred stock.

      On April 6, 2001, the Company recorded the initial carrying value of the preferred stock as $521,848. Each quarter the Company calculated an estimated redemption value of the remaining preferred stock and then calculated the difference between the initial carrying value and this estimated redemption value. The difference was then accreted over the redemption period (48 months beginning April 2001) using the straight-line method, which approximates the effective interest method. For the fiscal years ended March 31, 2005 and 2004, the Company recorded $319,500 and $1,256,019, respectively, related to the accretion of the redemption value of preferred stock.

      Common Stock Issuances

      Fiscal Year Ended March 31, 2006

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

      In accordance with EITF 00-19 and the terms of the above warrant for 500,000 shares of common stock, the fair value of the warrant was accounted for as a liability, with an offsetting reduction to the carrying value of the common stock. Using the Black-Scholes pricing model, the fair value of the warrant on October 6, 2004, was estimated at $315,000. On March 31, 2005, the fair value of the warrant was re-measured and estimated at $740,000. The increase of $425,000 was reflected as a loss in the fair value of warrants line item in the Statement of Operations during the fiscal year ended March 31, 2005. Upon exercise of the warrant on June 16, 2005, the fair value was re-measured and estimated to be $400,000. The $340,000 change in fair value from the value at March 31, 2005 was reflected as a gain on the fair value of warrants line item in the Statement of Operations during the fiscal year ended March 31, 2006. The warrant liability was reclassified to temporary equity upon the exercise of the warrant in June 2005 and then to permanent equity upon registration of the shares through an effective registration statement in December 2005.

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

      The Company used a portion of the proceeds from the warrant exercises to satisfy the $750,000 over-advance provided by Textron under the Fourth Amendment and Waiver to the Textron Loan Agreement, as described in Note 5 and the remaining proceeds from the warrant exercises were used for working capital purposes.

      Fiscal Year Ended March 31, 2005

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

      Fiscal Year Ended March 31, 2004

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

      Pursuant to seven Securities Purchase Agreements dated May 21, 2003, the Company issued a total of 2,138,891 shares of its common stock at a price per share equal to $1.80 for aggregate gross proceeds to the Company of $3,850,000. Sales to related parties under the Securities Purchase Agreements include: 555,556 shares of common stock sold at an aggregate sales price of $1,000,000 to Frederick DeLuca, a then greater than 5% stockholder; 55,556 shares of common stock sold at an aggregate sales price of $100,000 to David H. Lipka, a Director of the Company; 83,333 and 55,556 shares of common stock sold at an aggregate sales price of $150,000 and $100,000, respectively, to Ruggieri of Windermere Family Limited Partnership and Ruggieri Financial Pension Plan, respectively, each an affiliate of John Ruggieri, the Company's former Vice President of Manufacturing; 1,111,112 shares of common stock sold at an aggregate sales price of $2,000,000 to Fromageries Bel S.A., a leading branded cheese company in Europe which signed a Master Distribution and Licensing Agreement effective May 22, 2003 with the Company. Sales to non-related parties under the Securities Purchase Agreements totaled 277,778 shares of common stock sold at an aggregate sales price of $500,000.

      The Company used $2,000,000 of the proceeds generated from these May 2003 private placements to pay down the balance of the Company's mezzanine loan from FINOVA Mezzanine Capital, Inc. The Company then applied the additional proceeds from the new loan from Wachovia Bank, as discussed in
      Note 5, to pay the remaining $2,000,000 on the FINOVA Mezzanine loan. The Company utilized the remainder of the private placement proceeds for working capital and general corporate purposes.

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

(9)   Disposal Activities

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

      In connection with the Asset Purchase Agreement, the Company also entered into a Supply Agreement with Schreiber (the "Supply Agreement") on June 30, 2005. Pursuant to the Supply Agreement, Schreiber has become the Company's sole source of supply for substantially all of its products. In November 2005, Schreiber began to deliver such products directly to the Company's customers. The prices for such products are based on cost plus a processing fee as determined by the parties from time to time. Other material terms of the Supply Agreement are as follows:

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

      The Company is accounting for the costs associated with these transactions in accordance with SFAS No. 146, "Accounting for Costs Associated with an Exit or Disposal Activity," because the above arrangements are planned and controlled by management and materially change the manner in which the Company's business will be conducted. In accordance with SFAS No. 146, costs associated with disposal activities should be reported as a reduction of income from operations. The above transactions were communicated to the Company's employees on July 6, 2005. As of March 31, 2006, all 104 employee positions related to the manufacturing and distribution of the Company's products had been eliminated. The remaining employee termination costs are expected to be paid in fiscal 2007. In December 2005, the Company abandoned its distribution facility and the production portion of its administrative facility and accrued $396,197 related to abandonment of these facilities. This amount was calculated as the present value of the remaining lease rentals, reduced by the estimated market value of sublease rentals. If the Company does not sublease these facilities, the actual loss will exceed this estimate. Other exit costs consist primarily of legal and professional fees related to the disposal activities.

         As of March 31, 2006, the Company has accrued the following quarterly costs associated with the above transactions:

                                              Employee
                                            Termination        Excess        Other Exit
                                               Costs         Facilities         Costs           Total
                                            ------------    ------------    ------------    ------------
      Accrued Balance March 31, 2005        $         --    $         --    $         --    $         --
      Charges                                         --              --         189,069         189,069
      Payments                                        --              --        (189,069)       (189,069)
                                            ------------    ------------    ------------    ------------
      Accrued Balance, June 30, 2005                  --              --              --              --
      Charges                                    359,774              --         124,425         484,199
      Payments                                        --              --        (124,425)       (124,425)
                                            ------------    ------------    ------------    ------------
      Accrued Balance, September 30, 2005        359,774              --              --         359,774
      Charges                                     51,638         396,197         221,101         668,936
      Payments                                  (204,847)             --        (221,101)       (425,948)
                                            ------------    ------------    ------------    ------------
      Accrued Balance, December 31, 2005         206,565    $    396,197    $         --    $    602,762
      Charges                                     39,590         122,282         142,414         304,286
      Payments                                  (220,277)       (168,530)        (37,837)       (426,644)
                                            ------------    ------------    ------------    ------------
      Accrued Balance, March 31, 2006       $     25,878    $    349,949    $    104,577    $    480,404
                                            ============    ============    ============    ============

      For the fiscal year ended March 31, 2006, the Company incurred and reported $1,646,490 as Costs of Disposal Activities in the Statement of Operations. A summary of the disposal costs recognized for the year ended March 31, 2006 is as follows:

                                              Employee
                                            Termination        Excess        Other Exit
                                               Costs         Facilities         Costs           Total
                                            ------------    ------------    ------------    ------------
              Disposal Costs Incurred       $    451,002    $    518,479    $    677,009    $  1,646,490
                                            ============    ============    ============    ============

      The Company anticipates that in future periods, there will be additional disposal costs related to professional fees, contract cancellation charges and higher lease abandonment charges to reflect the cost of abandoned facilities that were not subleased during the period.

(10)  Impairment of Property and Equipment

      In light of the asset sale and supply arrangements discussed in Note 9, the Company determined that it is more likely than not that a majority of its fixed assets related to production activities would be sold or disposed prior to the end of their useful life. In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Term Assets," the Company wrote down the value of its assets to their estimated fair values in June 2005. The Company estimated the fair value based on the $8,700,000 sales price discussed in Note 9 and the anticipated sales price related to any other assets to be held for sale plus future cash flows related to the assets from July 1, 2005 until the end of production in December 2005. Based on this estimate, the Company recorded an impairment of property and equipment of $7,896,554 in order to reflect a net fair value of its equipment in June 2005.

      All assets continued to be used and depreciated under Property and Equipment until the sale of substantially all of the Company's production machinery and equipment on December 8, 2005. For the fiscal year ended March 31, 2006, the Company recorded a $3,628 gain on the disposal of assets related to the remaining value of assets sold or abandoned after production ceased in December 2005.

      The Company has reclassified its remaining assets available for sale as Assets Held for Sale in the Balance Sheet and expects to sell these remaining assets by September 2006. The Company has estimated the fair value of these assets to be $61,950. Any difference between the actual proceeds received and this estimated fair value will be recognized as a gain or loss on the sale of assets in the period that they are sold.

(11)  Income Taxes

      The components of the net deferred tax assets consist of the following:

      March 31,                                                                       2006                2005
      --------------------------------------------------------------------------------------------------------------
      Deferred tax assets:
        Net operating loss carry forwards                                         $16,355,000         $14,732,000
        Non-deductible reserves                                                     4,475,000           1,033,000
        Investment, alternative minimum and general business tax credits               85,000              80,000
        Accrued employment contract                                                   328,000             520,000
        Depreciation and amortization                                                  10,000                  --
        Other                                                                         668,000             983,000
      --------------------------------------------------------------------------------------------------------------

      Gross deferred income tax assets                                             21,921,000          17,348,000
      Valuation allowance                                                         (21,921,000)        (13,191,000)
      --------------------------------------------------------------------------------------------------------------

      Total deferred income tax assets                                                     --           4,157,000

      Deferred income tax liabilities:
        Depreciation and amortization                                                      --          (4,157,000)
      --------------------------------------------------------------------------------------------------------------

      Net deferred income tax assets                                                       --                  --
      ==============================================================================================================

      The valuation allowance increased by $8,730,000, $1,375,000 and $787,000 for the fiscal years ended March 31, 2006, 2005 and 2004, respectively. The Company has recorded a valuation allowance to state its deferred tax assets at estimated net realizable value due to the uncertainty related to realization of these assets through future taxable income.

      The following summary reconciles differences from taxes at the federal statutory rate with the effective rate:

      Fiscal Years Ended March 31,                              2006            2005             2004
      ------------------------------------------------------------------------------------------------------
      Federal income taxes at statutory rates                   (34.0%)        (34.0%)          (34.0%)
      Change in deferred tax asset valuation allowance           32.6%          31.5%            26.6%
      Non deductible expenses:
         Imputed interest on note receivable                      0.9%           4.8%             7.0%
         Other                                                    0.5%          (2.3%)            0.4%
                                                            -------------- ---------------- ----------------

      Income taxes (benefit) at effective rates                    --             --               --
                                                            ============== ================ ================

      Unused net operating losses for income tax purposes, expiring in various amounts from 2008 through 2026, of approximately $43,500,000 are available at March 31, 2006 for carry forward against future years' taxable income. Under Section 382 of the Internal Revenue Code, the annual utilization of this loss may be limited in the event there are changes in ownership.

(12)  Earnings Per Share

      The following is a reconciliation of basic net loss per share to diluted net loss per share:

      Fiscal Years Ended March 31,                                   2006             2005              2004
      -------------------------------------------------------------------------------------------------------------
      Net loss to common stockholders                            $(24,148,553)     $(4,261,855)      $(4,757,087)
                                                               ====================================================

      Weighted average shares outstanding - basic & diluted        19,704,483       17,007,791        14,937,005
                                                               ====================================================

      Basic & Diluted net loss per common share                  $      (1.23)     $     (0.25)      $     (0.32)
                                                               ====================================================

      Options for 4,846,406 shares and warrants for 1,133,142 shares have not been included in the computation of diluted net loss per common share for the fiscal year ended March 31, 2006 as their effects were antidilutive. Options for 5,061,809 shares and warrants for 2,285,356 shares have not been included in the computation of diluted net loss per common share for the fiscal year ended March 31, 2005 as their effects were antidilutive. Potential conversion of the Series A convertible preferred stock for 1,522,658 shares, options for 4,742,201 shares and warrants for 1,242,856 shares have not been included in the computation of diluted net loss per common share for the fiscal year ended March 31, 2004 as their effects were antidilutive.

(13)  Supplemental Cash Flow Information

      Fiscal Years Ended March 31,                                             2006           2005           2004
      ------------------------------------------------------------------------------------------------------------------
      Non-cash financing and investing activities:
        Purchase of equipment through capital lease obligations and term
          notes payable                                                    $         --   $     82,583   $     55,672
        Reduction in accounts payable through issuance of common stock               --             --         37,650
        Reduction in notes payable through issuance of common stock                  --             --        162,424
        Accrued preferred stock dividends                                            --         82,572        201,791
        Accretion of discount on preferred stock                                     --        319,500      1,256,019

      Cash paid for:
        Interest                                                                975,742        967,303      1,160,098
        Income taxes                                                                 --             --             --

(14)  Related Party Transactions

      Angelo S. Morini

      In a Second Amended and Restated Employment Agreement effective October 13, 2003, Angelo S. Morini the Company's Founder, Vice-Chairman and President resigned from his positions with the Company as Vice Chairman and President and he is no longer involved in the daily operations of the Company. He retains the title of Founder and has been named Chairman Emeritus. Mr. Morini continues to be a stockholder and a member of the Company's Board of Directors. Additionally, he may carry out special assignments designated to him by the Chairman of the Board. The agreement is for a five-year period beginning October 13, 2003 and provides for an annual base salary of $300,000, plus standard health insurance benefits, club dues and an auto allowance.

      Because Mr. Morini is no longer performing ongoing services for the Company, the Company accrued and expensed the five-year cost of this agreement in October 2003. The total estimated costs expensed under this agreement were $1,830,329 of which $925,982 remained unpaid but accrued ($366,305 as short-term liabilities and $559,677 as long-term liabilities) as of March 31, 2006. The long-term portion will be paid out in nearly equal monthly installments ending in October 2008.

      In June 1999, in connection with an amended and restated employment agreement for Mr. Morini, the Company consolidated two full-recourse notes receivable ($1,200,000 from November 1994 and $11,572,200 from October
      1995) related to his purchase of 2,914,286 shares of the Company's common stock into a single stockholder note receivable in the amount of $12,772,200 that is due on June 15, 2006. This stockholder note receivable is non-interest bearing and non-recourse and is secured by the 2,914,286 shares of the Company's common stock (the "Shares"). Per the terms of the June 1999 Employment Agreement that was amended and restated by the October 2003 Second Amended and Restated Employment Agreement between the Company and Mr. Morini, this loan may be forgiven upon the occurrence of any of the following events: 1) Mr. Morini is terminated without cause; 2) there is a material breach in the terms of Mr. Morini's employment agreement; or 3) there is a change in control of the Company for which Mr. Morini did not vote "FOR" in his capacity as a director or a stockholder. There have been no actions that have caused the loan to be forgiven.

      In the event that Mr. Morini is unable to pay the loan when due and the Company forecloses on the Shares, the Company would reflect a loss on collection for the amount that the value of the Shares are below the value of the stockholder note receivable. For the fiscal year ended March 31, 2006, the Company reserved $10,120,200 against this stockholder note receivable under the assumption that it would not be able to collect proceeds in excess of the $2,652,000 value of the Shares as of such date. The value of the Shares was computed using the closing price of the Company's common stock on March 31, 2006 of $0.91 multiplied by the 2,914,286 shares. Although this reserve resulted in a material loss to the Company's operations, it does not have any affect on the balance sheet since the $12,772,200 stockholder note receivable was already shown as a reduction to Stockholders' Equity (Deficit). See Note 19 for subsequent information.

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

      In October 2000, the Company obtained a $1.5 million bridge loan from Wachovia Bank (as discussed in Note 5), which was guaranteed by Angelo S. Morini and secured by one million of his above-mentioned 2,914,286 shares of the Company's common stock. These one million shares were returned to the Company when the loan was paid in full in February 2004.

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

      On May 22, 2003, the Company entered into a Master Distribution and Licensing Agreement with Fromageries Bel S.A. ("Bel"), a leading branded cheese company in Europe who is a greater than 5% stockholder in the Company. Under the agreement, the Company granted Bel exclusive distribution rights for the Company's products in a territory comprised of the European Union States and to more than 21 other European countries and territories (the "Territory"). The Company also granted Bel the exclusive option during the term of the agreement to elect to manufacture the products designated by Bel for distribution in the Territory. The term of the agreement is ten years, provided that either of the parties may elect to terminate the agreement by delivery of notice to the other between March 24, 2007 and May 22, 2007, which termination shall be effective as of the first anniversary of the date of the notice of termination. Alternatively, the parties may mutually agree to continue operating under the agreement, to convert the agreement to a manufacturing and license agreement, or to terminate the agreement. Pursuant to a Termination, Settlement and Release Agreement signed on July 22, 2005 with Bel, the Company received $150,000.

      A former director of the Company was paid $37,500 and $59,000 for his consulting services on marketing issues during each of the fiscal years ended March 31, 2006 and 2005, respectively. Another director was paid $33,500 for her consulting services on marketing plans and materials provided to the Company during the fiscal year ended March 31, 2006.

(15)  Economic Dependence and Segment Information

      For the fiscal years ended March 31, 2006 and 2004, the Company did not have any customer that comprised more than 10% of net sales.

      For the fiscal year ended March 31, 2005, the Company had one customer that accounted for approximately 12% of net sales. As of March 31, 2005, the customer owed the Company approximately $1,550,000 or 22% of the Company's gross trade receivable balance.

      The Company sells to customers throughout the United States and 14 other countries. For the fiscal years ended March 31, 2006, 2005 and 2004, the Company's gross sales were $41,492,717, $48,421,384 and $40,041,371, respectively. Gross sales derived from foreign countries were approximately $5,158,000, $4,896,000 and $4,297,000 for the fiscal years ended March 31, 2006, 2005 and 2004, respectively. These sales represent 12%, 10% and 11% of gross sales in the fiscal years ended March 31, 2006, 2005 and 2004, respectively. Gross sales are attributed to individual countries based on the customer's shipping address. The Company has no long-term assets located outside of the United States.

      The following table sets forth the percentage of foreign gross sales to each country, which accounted for 5% or more of the Company's foreign gross sales for the fiscal years ended March 31, 2006, 2005 and 2004:

                           Percentage of Gross Foreign Sales
                             Fiscal Years Ended March 31,
      Country              2006           2005          2004
      ---------------------------------------------------------

      Canada                60.0%         47.9%         44.4%

      Puerto Rico           22.8%         33.4%         32.9%

      Israel                   *             *           5.9%

      *Less than 5% of foreign gross sales for the stated fiscal year

      For the fiscal year ended March 31, 2006, the Company purchased $9,094,000 of products from two suppliers totaling approximately 51% of total raw material purchases for the fiscal year. For the fiscal year ended March 31, 2005, the Company purchased $9,193,000 of products from four suppliers totaling approximately 40% of total raw material purchases for the fiscal year. For the fiscal year ended March 31, 2004, the Company did not have any supplier that comprised more than 10% of total raw material purchases.

(16)  Employee Benefit Plan

      The Company has a 401(k) defined contribution plan covering all employees meeting certain minimum age and service requirements. The Company's matching contributions to the plan are determined by the Board of Directors. On August 1, 2003, the Company match was raised from 25% to a maximum of 50% of the employee's contribution up to 6% of the employee's compensation. Company contributions to the plan amounted to $47,845, $56,170 and $35,807 for the fiscal years ended March 31, 2006, 2005 and 2004, respectively.

(17)  Fourth Quarter Adjustments

      There were no significant or unusual adjustments in the fourth quarter of fiscal 2006 or fiscal 2004.

      During the fourth quarter of fiscal 2005, the Company recorded the following adjustments:

      Bad debt on accounts receivable          $   1,605,783
      Inventory write-offs                           676,181

      As of March 31, 2005, a customer owed the Company approximately $1,550,000 or 22% of the Company's gross trade receivable balance. Additionally, the Company had approximately $210,000 of inventory in stock as of March 31, 2005 related to this customer. Based on information that arose in April 2005 after the products were shipped, the Company determined that collection of the outstanding receivable balance and inventory amounts were in question as of March 31, 2005 and therefore, reserved 100% of these amounts in its reserve for trade receivables and inventory at year-end. In March 2005, the Company reviewed its inventory and wrote off the value of unsalable items that it would no longer use in production due to low margins, low volume, change in inventory formulas or loss of customer.

(18)  Quarterly Operating Results (Unaudited)

      Unaudited quarterly operating results are summarized as follows:

                                                                     Three Months Ended (Unaudited)
                                                     ------------------------------------------------------------
      2006                                             March 31      December 31     September 30      June 30
      ----                                           ------------    ------------    ------------    ------------
      Net sales                                      $  8,414,387    $  9,072,097    $ 10,438,225    $  9,851,153
      Gross margin                                      2,854,363       1,889,595       2,620,874       2,268,298
      Net income (loss)                                (1,833,320)    (11,754,981)     (1,416,138)     (9,144,114)
      Net income (loss) for common stockholders        (1,833,320)    (11,754,981)     (1,416,138)     (9,144,114)
      Basic & diluted net income (loss) per common
        share                                               (0.09)          (0.59)          (0.07)          (0.49)
      Stockholders' equity (deficit)                   (3,682,660)     (2,806,092)     (3,224,401)        873,278

                                                                     Three Months Ended (Unaudited)
                                                     ------------------------------------------------------------
      2005                                             March 31      December 31     September 30       June 30
      ----                                           ------------    ------------    ------------    ------------
      Net sales                                      $ 10,785,379    $ 10,632,877    $ 11,900,553    $ 11,191,678
      Gross margin                                      1,909,635       2,343,326       2,580,584       2,940,348
      Net income (loss)                                (2,545,790)     (1,015,473)        223,091        (521,611)
      Net income (loss) for common stockholders        (2,545,790)     (1,061,807)        410,389      (1,064,647)
      Basic & diluted net income (loss) per common
        share                                               (0.14)          (0.06)           0.03           (0.07)
      Stockholders' equity                              4,801,933       7,129,196       6,528,219       6,014,676

(19)  Subsequent Events

      On June 16, 2006, Angelo S. Morini failed to repay the non-recourse note obligation to the Company in the amount of $12,772,200. The stockholder note receivable is non-recourse to Mr. Morini and is secured by a pledge of 2,914,286 shares of the Company's common stock (the "Shares"). On June 20, 2006, the Company delivered notice to Mr. Morini that it intended to exercise its rights to the Shares and retain all the Shares in full satisfaction of his obligations under the stockholder note receivable. On July 6, 2006, Mr. Morini consented to the Company's acceptance of the Shares in full satisfaction of his obligations under the stockholder note receivable. As a result, the Company is in the process of canceling the Shares along with an additional 30,443 treasury shares. The Company's total number of issued and outstanding shares of common stock is now 17,109,894 shares. Based upon the $0.42 closing price of the Company's common stock as quoted on the OTC Bulletin Board on June 16, 2006, the Shares have an approximate value of $1,224,000. Accordingly, the Company will recognize an additional expense of $1,428,000 in the first quarter of fiscal 2007 in order to record the additional decline in the value of the Shares from its $2,652,000 value as of March 31, 2006.

      On June 23, 2006, the Company entered into a Receivables Purchase Agreement with Systran Financial Services Corporation, a subsidiary of Textron Financial Corporation ("Systran"), whereby Systran will provide financing to the Company through advances against certain trade receivable invoices due to the Company (the "Systran Agreement"). The Systran Agreement is secured by the Company's accounts receivable and all other assets. Generally, subject to a maximum principal amount of $3,500,000 which can be borrowed under the Systran Agreement, the amount available for borrowing is equal to 85% of the Company's eligible accounts receivable invoices less a dilution reserve and any required fixed dollar reserves. The dilution and fixed dollar reserves have been initially set at 7% and $100,000, respectively. Advances under the Systran Agreement bear interest at a variable rate equal to the prime rate plus 1.5% per annum (9.5% on June 23, 2006). The Company paid a one-time closing fee of $35,000 and is also obligated to pay a $1,500 monthly service fee. The initial term of the Systran Agreement ends on June 23, 2009 and may renew automatically for consecutive twelve-month terms unless terminated sooner.

      The Systran Agreement may be accelerated in the event of certain defaults by the Company including among other things, a default in the Company's payment and/or performance of any obligation to Systran or any other financial institution, creditor, or bank; and any change in the conditions, financial or otherwise, of the Company which reasonably causes Systran to deem itself insecure. In such an event, interest on the Company's borrowings would accrue at the greater of twelve percent per annum or the variable rate of prime plus 1.5% and the Company would be liable for an early termination premium ranging from 1% to 3% of the maximum principal amount available under the Systran Agreement.

      On June 23, 2006, Systran advanced $2,379,262 under the Systran Agreement of which $1,839,086 was used to pay in full and terminate the Company's obligations under its line of credit with Textron Financial Corporation which was to terminate on June 27, 2006.

      Effective April 15, 2006 through October 31, 2006, the Company entered into a sublease agreement for a portion of some of its unused manufacturing and parking space whereby it expects to receive approximately $83,901 in rental income to offset its lease payment obligations in fiscal 2007.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

As of March 31, 2006, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer ("CEO"), and the Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures to insure that the Company records, processes, summarizes and reports in a timely and effective manner the information required to be disclosed in reports filed with or submitted to the Securities and Exchange Commission. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective in timely bringing to their attention material information related to our Company required to be included in our periodic Securities and Exchange Commission filings, except for the control noted below. During the quarter ended March 31, 2006, there have been no changes in our internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect those controls.

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

ITEM 9B. OTHER INFORMATION

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the current directors and executive officers of our Company as of July 13, 2006, as well as their respective ages and positions with our Company:

Name                         Age                   Positions
--------------------------------------------------------------------------------
David H. Lipka                76    Director, Chairman of the Board of Directors
Joanne R. Bethlahmy           51    Director
Michael E. Broll              57    Director, Chief Executive Officer
Angelo S. Morini              63    Director
Salvatore J. Furnari          41    Chief Financial Officer
John W. Jackson               48    Vice President of Sales
Christopher E. Morini         50    Vice President of New Business Development
                                      and Key Accounts
Thomas J. Perno               51    Vice President of Contract Manufacturing
Kulbir Sabharwal              63    Vice President of Technical Services

The Board of Directors is comprised of the five positions, but we currently have one vacancy. Two of the four remaining directors are non-employee directors. The Chairman of the Board and the directors hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified. The executive officers of our Company are elected annually at the first Board of Directors meeting following the annual meeting of stockholders, and hold office until their respective successors are duly elected and qualified, unless sooner displaced.

Since January 2006, due to the vacancies created through resignations on the Board of Directors, the Board of Directors has been operating without a formal audit committee and compensation committee. Any issues that arise are addressed by the remaining independent directors or the entire Board of Directors, as necessary.

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

Joanne R. Bethlahmy was appointed as a director of our Company on October 1, 2004 to fill the vacancy created upon the resignation of Christopher J. New in July 2004. Ms. Bethlahmy has been the Managing Partner of Illuminate Consulting, a management consulting firm specializing in market strategy for consumer-oriented industries since 2000. She worked with Chef Solutions Inc., a subsidiary of LSG Lufthansa, a business specializing in providing convenient baked foods and prepared meals to food service and retail, as a consultant and interim Senior Vice President of Marketing from 2000-2002. Ms. Bethlahmy's twenty years of experience in strategy development, general management and marketing includes major executive assignments with Andersen Consulting (now Accenture 1993-1999), Maybelline (1992-1993), the Quaker Oats Company (1988-1991) and Frito-Lay (1984-1988). She obtained an M.B.A. in Marketing from U.C. Berkeley, a J.D. from Hastings College of Law (both in 1981) and a B.A. in History from U.C. Davis in 1976.

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

Angelo S. Morini was the Founder and inventor of our Company's healthier dairy alternative formula and was our President since its inception in 1980 until October 2003. On December 17, 2002, Mr. Morini resigned from his positions as Chief Executive Officer and Chairman of the Board of our Company and became the Vice-Chairman of the Board. Effective October 13, 2003, Mr. Morini resigned from his positions as Vice-Chairman and President of our Company and he is no longer involved in the daily operations of the Company. He retains the title of Founder and was named Chairman Emeritus. Between 1972 and 1980, Mr. Morini was the general manager of Galaxy Cheese Company, which operated as a sole proprietorship until its incorporation in May 1980. Prior to 1974, he was associated with the Food Service Division of Pillsbury Company and the Post Division of General Foods Company. In addition, he worked in Morini Markets, his family-owned and operated chain of retail grocery stores in the New Castle, Pennsylvania area. Mr. Morini received a B.S. degree in Business Administration from Youngstown State University in 1968. Mr. Morini's brother, Christopher E. Morini, works for our Company as Vice President of New Business Development and Key Accounts. Mr. Morini's brother, Ronald Morini, worked for our Company until October 31, 2003 as an engineering consultant and was paid $61,310 in consulting fees and benefits during the fiscal year ended March 31, 2004.

Executive Officers

Salvatore J. Furnari, CPA was appointed as our Chief Financial Officer in July 2002. From November 2001 until July 2002, Mr. Furnari served as our Controller. Prior to joining our Company, Mr. Furnari was Corporate Controller and Treasurer of Pritchard Industries, Inc., a national commercial cleaning company. From 1998 through 1999, he served as Chief Financial Officer and Vice President of Finance for Garage Management Corporation; and from 1993 until 1998, he was Chief Financial Officer of American Asset Corporation. Mr. Furnari received his B.S. in Accounting from Queens College in New York City in May 1987.

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

Thomas J. Perno has worked for our Company since 1983. He began as a Shipping and Receiving Supervisor, he was later promoted to Plant Manager and then to Vice President of Operations. In December 2006, his title changed to Vice President of Contract Manufacturing. Mr. Perno received his M.S. in Electrical Engineering from Penn State University in 1976.

Kulbir Sabharwal has been Vice President of Technical Services for our Company since 1991. Dr. Sabharwal worked as the Director of Research and Quality Control for Gilardies Frozen Foods from 1987 to 1990 and for Fisher Cheese Company from 1972 to 1986. Dr. Sabharwal received his Ph.D. in Food Science and Nutrition from Ohio State University in 1972.

Audit Committee

Until January 2006, we maintained a separately designated standing audit committee in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended. From April 1, 2005 until January 21, 2006, the audit committee members were Thomas R. Dyckman, Joanne R. Bethlahmy and Patrice M.A. Videlier. Mr. Dyckman and Mr. Videlier resigned from the Board of Directors and audit committee on January 21, 2006 and May 2, 2006, respectively. Ms. Bethlahmy resigned from the audit committee on January 21, 2006 in order to receive compensation for her consulting and marketing services she provided to our Company.

Prior to January 2006, the Board of Directors determined that all members of the audit committee were financially capable and that Thomas R. Dyckman, the audit committee chairman, was an "audit committee financial expert" within the meaning of the regulations of the Securities and Exchange Commission. Mr. Dyckman was considered an audit committee financial expert related to his significant and relevant accounting and financial experience as an author and Professor of Accounting at the S.C. Johnson Graduate School of Management at Cornell University. We have determined that all audit committee members were "independent" as that term is defined in Item 7(d)(3)(iv) of Schedule 14A promulgated under the Exchange Act. No other member of the audit committee received any payments from our Company other than compensation received for their service as a director of our Company prior to January 2006. After her resignation from the audit committee, Joanne R. Bethlahmy was paid $33,500 for her consulting and marketing plans and materials that she provided to our Company during the fiscal year ended March 31, 2006.

Since January 2006, due to the vacancies created through resignations on the Board of Directors, the Board has been operating without a formal audit committee in accordance with Section 3(a)(58)(B) of the Securities Exchange Act of 1934, as amended. Any issues that arise are addressed by the remaining independent directors or the entire Board of Directors, as necessary.

Nominating Committee

On November 15, 2004 the Board of Directors determined that it would not establish a formal nominating committee and it adopted certain procedural guidelines for director nominations. There have been no material changes to these procedures since their adoption in the prior fiscal year.

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

Based solely upon our review of those reports required by Section 16(a) and filed by or on behalf of our officers, directors and stockholders owning greater than 10% of our common stock, or written representations that no such reports were required to be submitted by such persons, we believe that during the fiscal year ended March 31, 2006, all of the officers, directors and stockholders owning greater than 10% of our common stock complied with all applicable Section 16(a) filing requirements except for Salvatore J. Furnari, our Chief Financial Officer, John W. Jackson, our Vice President of Sales, Thomas J. Perno, our Vice President of Operations, and Kulbir Sabharwal, our Vice President of Technical Services. Each named individual filed one Form 4 report containing one transaction related to the acquisition of stock on the open market after the required two-day reporting period.

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

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the compensation during the fiscal years ended March 31, 2006, 2005 and 2004 paid to the following individuals (each, a "Named Executive Officer"): (i) all individuals serving as our Chief Executive Officer during the last fiscal year, (ii) our four other most highly compensated executive officers who were serving as executive officers as of March 31, 2006, and (iii) up to two additional individuals for whom disclosure would have been provided pursuant to clause (ii) above, but for the fact that the individual was not serving as an executive officer at the end of the last completed fiscal year. However, in the cases of clauses (ii) and (iii) above, no disclosure is provided for any individual whose total annual salary and bonus does not exceed $100,000:

                                          SUMMARY COMPENSATION TABLE

                                                                          Long Term Compensation
                                                                 ---------------------------------------
                                 Annual Compensation                      Awards              Payouts
                        -------------------------------------    ------------------------   ------------
     (a)          (b)      (c)         (d)           (e)             (f)         (g)            (h)             (i)
                                                                             Securities
   Name and                                      Other Annual    Restricted  Underlying                      All Other
  Principal                                      Compensation       Stock    Options/SARs     LTIP         Compensation
   Position       Year  Salary ($)  Bonus($)         ($)         Award(s)($)     (#)        Payouts ($)      ($)(15)
-----------------------------------------------------------------------------------------------------------------------
Michael E. Broll (1)
CEO               2006   200,000        --        55,740(2)         --           --             --              --
                  2005   143,846    25,000        32,310(2)         --           --             --              --
                  2004        --        --            --            --      200,000(3)          --              --

Salvatore J. Furnari (5)
CFO               2006   147,788     3,000        18,000(4)         --           --             --              --
                  2005   145,000        --        28,516(4)         --       70,000(6)          --              --
                  2004   134,577        --        25,600(4)         --           --             --              --

John W. Jackson (7)
VP of Sales       2006   162,900        --        18,000(4)         --           --             --              --
                  2005   144,820        --        17,500(4)         --        7,000(8)          --              --
                  2004   138,000        --        11,510(4)         --           --             --              --

Angelo S. Morini (9)
Founder and       2006   300,000        --        39,000(10)        --           --             --              --
Director          2005   300,000        --        39,000(10)        --           --             --          17,914(11)
                  2004   300,000        --        38,512(10)        --           --             --              --

Christopher E. Morini (12)
VP of New         2006   155,000        --        19,398(13)        --           --             --              --
Business          2005   155,000        --        21,747(13)        --        1,000(14)         --              --
Development       2004   155,000        --        18,135(13)        --           --             --              --

(1) On July 8, 2004, Michael E. Broll, a member of our Board of Directors, was appointed as our Company's Chief Executive Officer. We entered into a one-year employment agreement with Mr. Broll pursuant to which Mr. Broll is entitled to receive an annual base salary of $200,000 plus a performance bonus at the discretion of the Board, standard health benefits, a housing allowance of up to $3,500 per month and an auto allowance of $1,500 per month. The employment agreement renews automatically for one-year periods unless cancelled by either party ninety days prior to the end of the term. In the event Mr. Broll's employment is terminated without cause, he will be entitled to receive one year of his base salary as severance. In March 2005, Mr. Broll received a discretionary bonus of $25,000.

(2) "Other Annual Compensation (e)" represents $18,000 received for an auto allowance plus $37,740 received for a housing allowance during the fiscal year ended March 31, 2006 and $12,000 received for an auto allowance plus $20,310 received for a housing allowance during the fiscal year ended March 31, 2005.

(3) Upon appointment to our Board of Directors on December 17, 2003, we granted Mr. Broll an option to acquire 200,000 shares of our common stock at an exercise price of $3.29 per share, which is equal to 130% of the market price on the date of grant. Such options are fully exercisable and expire December 17, 2008.

(4) Amounts in "Other Annual Compensation (e)" represent the amounts paid by our Company during the fiscal years ended March 31, 2006, 2005 and 2004 for auto allowances including auto leases and insurance.

(5) On July 8, 2002, Salvatore J. Furnari was appointed Chief Financial Officer of our Company. From November 2002 to July 8, 2002, he worked as our Controller. Effective January 1, 2004, our Board of Directors approved an increase in his annual compensation from $130,000 to $145,000. During the fiscal year ended March 31, 2006, Mr. Furnari received compensation for a week of unused vacation time so that his total salary was reported as $147,788.

(6) In consideration for past performance and continued employment, on October 1, 2004, we granted Mr. Furnari an option to acquire 70,000 shares of our common stock at an exercise price of $2.05 per share. The market price on the date of grant was $1.20 per share. This option is fully exercisable with an expiration date of October 1, 2014.

(7) Effective April 1, 2004, John W. Jackson's employment agreement provides for an annual base salary of $144,900. Previously, his annual base salary was $138,000.

(8) In consideration for past performance and continued employment, on October 1, 2004, we granted to Mr. Jackson an option to acquire 7,000 shares of our common stock at an exercise price of $1.28 per share. The market price on the date of grant was $1.20 per share. This option is fully exercisable with an expiration date of October 1, 2014.

(9) In a Second Amended and Restated Employment Agreement effective October 13, 2003, Angelo S. Morini our Founder, Vice-Chairman and President resigned from his positions with our Company as Vice-Chairman and President and he is no longer be involved in the daily operations of our Company. He retains the title of Founder and has been named Chairman Emeritus. Mr. Morini continues to be an employee, stockholder and a member of our Board of Directors. The agreement is for a five-year period beginning October 13, 2003 and provides for an annual base salary of $300,000, plus life insurance, standard health insurance benefits, club dues and an auto allowance. For the fiscal year ended March 31, 2005, we paid $7,170 for life insurance and $9,767 for health insurance for Mr. Morini.

(10) For each of the fiscal years ended March 31, 2006 and 2005, we paid $23,400 for auto allowance and $15,600 for club dues for Mr. Morini. For the fiscal year ended March 31, 2004, we paid $24,584 in auto lease and auto allowance payments and $13,928 for club dues for Mr. Morini.

(11) For the fiscal year ended March 31, 2006, we paid $7,170 for life insurance and $10,744 for health insurance for Mr. Morini. For the fiscal year ended March 31, 2005, we paid $7,170 for life insurance and $9,767 for health insurance for Mr. Morini.

(12) Christopher E. Morini's employment agreement provides for an annual base salary of $155,000.

(13) For the fiscal year ended March 31, 2006, we paid $13,200 for an auto allowance and $6,198 for club dues for Mr. C. Morini. For the fiscal year ended March 31, 2004, we paid $12,595 For the fiscal year ended March 31, 2005, we paid $14,452 for auto lease payments, $1,368 for automobile insurance, and $4,172 for club dues for Mr. C. Morini. For the fiscal year ended March 31, 2004, we paid $12,595 for auto lease payments, $1,368 for automobile insurance, and $4,172 for club dues for Mr. C. Morini.

(14) In consideration for past performance and continued employment, on October 1, 2004, we granted Mr. C. Morini an option to acquire 1,000 shares of our common stock at an exercise price of $1.28 per share. The market price on the date of grant was $1.20 per share. This option is fully exercisable with an expiration date of October 1, 2014.

(15) Other than the information described in the footnotes above, there were no other annual compensation, perquisites or other personal benefits, securities or property equal to the lesser of $50,000 or 10% of the total annual salary and bonus reported for such Named Executive Officer.

Option/SAR Grants Table

There were no grants of stock options or freestanding SARs made during the fiscal year ended March 31, 2006 to any Named Executive Officer.

Aggregate Option/SAR Exercises and Fiscal Year-End Option/SAR Value Table

The following table summarizes for each Named Executive Officer each exercise of stock options during the fiscal year ended March 31, 2006 and the fiscal year-end value of unexercised options:

               Aggregate Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values

                              Shares                    Number of Securities                  Value of
                             Acquired                  Underlying Unexercised                Unexercised
                               on        Value            Options/SARS at             In-the-Money Options/SARS
          Name               Exercise   Realized          Fiscal Year-End                at Fiscal Year-End
                               (#)        ($)                   (#)                              ($)
--------------------------------------------------------------------------------------------------------------------
                                                    Exercisable    Unexercisable     Exercisable    Unexercisable
                                                   -------------- ----------------- -------------- -----------------
Michael E. Broll               --          --          200,000           --              --               --
Salvatore J. Furnari           --          --          100,000           --              --               --
John W. Jackson                --          --          103,429           --              --               --
Angelo S. Morini               --          --        3,038,447           --              --               --
Christopher E. Morini          --          --           97,429           --              --               --

The value of unexercised in-the-money options at March 31, 2006 is calculated as the difference between the per share exercise price and the market value of $0.91, the closing price of our common stock on March 31, 2006 as reported by the American Stock Exchange ("AMEX").

Compensation of Directors

Standard Arrangements

Each non-employee director who served on the Board of Directors during the fiscal year ended March 31, 2006 was entitled to receive a fee of $1,500 plus expenses for each Board of Directors meeting in which they attended in person. Additionally, each of our non-employee directors is entitled to receive, on October 1 of each year, options to purchase a number of shares of common stock equal to (i) 286 shares, if such director served for a full year prior to the October 1 anniversary date, or (ii) a pro rated amount equal to 24 shares for each full month served during the year prior to such anniversary date, if such director did not serve for a full year prior to the anniversary date. Such options are granted pursuant to our 1991 Non-Employee Director Stock Option Plan, which was adopted by the Board of Directors on October 1, 1991, and approved by the stockholders of our Company on January 31, 1992, and was amended by that certain 1996 Amendment and Restatement of the 1991 Non-Employee Director Stock Option Plan (as amended, the "Director Plan").

Other Arrangements

David H. Lipka received $60,000 for his service as Chairman of the Board during the fiscal year ended March 31, 2006. Joanne R. Bethlahmy received $33,500 for her consulting and marketing plans and materials that she provided to our Company during the fiscal year ended March 31, 2006. During the fiscal year ended March 31, 2006, Charles L. Jarvie received total compensation of $37,500 for his marketing consulting services to our Company.

Compensation of Management

Employment Agreements

Michael E. Broll. On July 8, 2004, Michael E. Broll, a member of our Board of Directors, was appointed as the Chief Executive Officer. We entered into a one-year employment agreement with Mr. Broll pursuant to which Mr. Broll is entitled to receive an annual base salary of $200,000 plus a performance bonus at the discretion of the Board, standard health benefits, a housing allowance of up to $3,500 per month and an auto allowance of $1,500 per month. The employment agreement renews automatically for one-year periods unless cancelled by either party ninety days prior to the end of the term. In the event Mr. Broll's employment is terminated without cause, he will be entitled to receive one year of his base salary as severance.

Salvatore J. Furnari. On November 11, 2001, Mr. Furnari was appointed as Controller and on July 8, 2002, he was appointed as our Chief Financial Officer. Under the terms of his current employment agreement, which has no stated end, he will receive an annual base salary of $145,000. Mr. Furnari is entitled to standard health benefits and an auto allowance of $1,500 per month. In the event Mr. Furnari's employment is terminated without cause, he will be entitled to receive one year of his base salary, vacation pay, auto allowance and health benefits as severance.

Angelo S. Morini. In a Second Amended and Restated Employment Agreement effective October 13, 2003, Angelo S. Morini our Founder, Vice-Chairman and President resigned from his positions with as Vice Chairman and President and he is no longer involved in the daily operations of our Company. He retains the title of Founder and has been named Chairman Emeritus. Mr. Morini continues to be a stockholder and a member of our Board of Directors. Additionally, he may carry out special assignments designated to him by the Chairman of the Board. The agreement is for a five-year period beginning October 13, 2003 and provides for an annual base salary of $300,000, plus standard health insurance benefits, club dues and an auto allowance.

Because Mr. Morini is no longer performing ongoing services for our Company, we accrued and expensed the five-year cost of this agreement in October 2003. The total estimated costs expensed under this agreement were $1,830,329 of which $925,982 remained unpaid but accrued ($366,305 as short-term liabilities and $559,677 as long-term liabilities) as of March 31, 2006. The long-term portion will be paid out in nearly equal monthly installments ending in October 2008.

In June 1999, in connection with an amended and restated employment agreement for Angelo S. Morini, our Founder, stockholder and a member of our Board of Directors, we consolidated two full-recourse notes receivable ($1,200,000 from November 1994 and $11,572,200 from October 1995) related to his purchase of 2,914,286 shares of our common stock into a single stockholder note receivable in the amount of $12,772,200 that was due on June 15, 2006. This stockholder note receivable is non-interest bearing and non-recourse and is secured by the 2,914,286 shares of our common stock (the "Shares"). For the fiscal year ended March 31, 2006, we reserved $10,120,200 against this stockholder note receivable under the assumption that we would not be able to collect proceeds in excess of the $2,652,000 value of the Shares as of such date. The value of the Shares was computed using the closing price of our common stock on March 31, 2006 of $0.91 multiplied by the 2,914,286 shares.

On June 16, 2006, Mr. Morini failed to repay the non-recourse note obligation to our Company and we subsequently reacquired the 2,914,286 shares. Based upon the $0.42 closing price of our common stock as quoted on the OTC Bulletin Board on June 16, 2006, the Shares have an approximate value of $1,224,000. Accordingly, we will recognize an additional expense of $1,428,000 in the first quarter of fiscal 2007 in order to record the additional decline in the value of the Shares from its $2,652,000 value as of March 31, 2006.

John W. Jackson. In August 1993, Mr. Jackson was appointed as Vice President of Sales. Mr. Jackson's current employment agreement has no stated end and provides for a base salary of $144,900 and an auto allowance of $1,500 per month. Mr. Jackson will also be entitled to a bonus that shall not exceed 40% of his base salary based on certain personal and Company goals as established by our Chief Executive Officer. In the event of a change in ownership of our Company which results in his termination, Mr. Jackson will be entitled to receive three years of his base salary as severance. In the event Mr. Jackson's employment is otherwise terminated, he is entitled to receive one year of his base salary as severance.

Christopher E. Morini. Angelo S. Morini's brother, Christopher E. Morini, works for our Company as Vice President of New Business Development and Key Accounts. From February of 1993 until October 2001, Mr. C. Morini served as Vice President of Marketing. Mr. C. Morini's current employment agreement has no stated end and provides for a base salary of $155,000 per year, an auto allowance of $1,100 per month and monthly country club dues. Mr. C. Morini will also be entitled to a bonus that shall not exceed 40% of his base salary based on certain personal and Company goals as established by our Chief Executive Officer. In the event Mr. C. Morini's employment is terminated without cause, Mr. C. Morini will be entitled to receive five years of his base salary, club dues and an auto allowance as severance.

Compensation Committee Interlocks and Insider Participation

Until January 2006, the Compensation Committee members consisted of Charles L. Jarvie (chairman), Thomas R. Dyckman and Joanne R. Bethlahmy. Mr. Jarvie and Mr. Dyckman resigned from the Board of Directors in January 2006. Since January 2006, due to the vacancies created through resignations on the Board of Directors, the Board of Directors has been operating without a formal compensation committee. Any issues that arise are addressed by the remaining independent directors or the entire Board of Directors, as necessary.

None of the members of the Compensation Committee were or had been an officer or employee of our Company. All members were independent within the meaning of the listing standards of the AMEX.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table describes our compensation plans under which our common stock is authorized for issuance as of March 31, 2006:

                   Equity Compensation Plan Information Table

                                                       (a)                    (b)                      (c)
      Plan Category                           Number of securities     Weighted-average       Number of securities
                                              to be issued upon        exercise price of      remaining available
                                              exercise of              outstanding options,   for future issuance
                                              outstanding options,     warrants and rights    under equity
                                              warrants and rights                             compensation plans
                                                                                              (excluding securities
                                                                                              reflected in column
                                                                                              (a))
      Equity compensation plans approved by
      security holders                                    4,204,977             $  3.14                 26,361

      Equity compensation plans not
      approved by security holders (1)                      641,429             $  3.00                    N/A
                                              -----------------------------------------------------------------------
      Total                                               4,846,406             $  3.08                 26,361
                                              =======================================================================

      (1)   These securities were issued pursuant to individual compensation arrangements prior to July 2, 1997 or after December 15, 2003 and have not been approved by security holders.
---------------------------------------------------------------------------------------------------------------------

Security Ownership of Certain Beneficial Owners

The following table describes the beneficial ownership of our common stock by each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding shares of our capital stock outstanding as of July 13, 2006. The total number of shares of our common stock outstanding as of July 13, 2006 is 17,109,894. Beneficial ownership has been determined in accordance with the rules of the Securities and Exchange Commission to include securities that a named person or entity has the right to acquire within sixty (60) days.

                Name and Address                   Amount and Nature of
               of Beneficial Owner               Beneficial Ownership (1)         Percent of Class (2)
      -------------------------------------- --------------------------------- -------------------------
      Frederick A. DeLuca
      c/o Doctor's Associates, Inc.
      325 Bic Drive
      Milford, Connecticut 06460                       4,169,842  (3)                      24.0%

      Angelo S. Morini
      2441 Viscount Row
      Orlando, Florida 32809                           3,623,520 (4)                       18.0%

      Royce & Associates LLC
      1414 Avenue of the Americas
      New York, NY 10019                               1,363,600 (5)                        8.0%

      John Hancock Advisers LLC
      601 Congress Street
      Boston, Massachusetts 02210                      1,139,348 (6)                        6.7%

      BH Capital Investments L.P.
      175 Bloor Street East
      South Tower, Suite 705
      Toronto, Ontario, Canada M4W 3R8                 1,630,109 (7)                        9.5%

      BC Advisors LLC
      300 Crescent Court, Suite 1111
      Dallas, Texas 75201                              1,118,808 (8)                        6.5%

      Fromageries Bel S.A.
      4 rue d Anjou
      Paris, France 75008                              1,111,112 (9)                        6.5%

(1) The inclusion herein of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of these shares.

(2) The percentages are calculated on the basis of the amount of shares outstanding plus shares which may be acquired through the exercise of options, warrants, rights or conversion privileges by such holder within sixty (60) days of July 13, 2006.

(3) Includes a warrant to acquire 300,000 shares of our common stock at $1.53 per share. Such option expires on October 17, 2008. The information is based solely on a Schedule 13D/A filed with the SEC on September 27, 2005. Mr. Frederick A. DeLuca has direct beneficial ownership of and has sole voting and investment dispositive power over all the reported shares.

(4) Includes options to acquire 3,038,197 shares of our common stock, which are currently exercisable at prices ranging from $2.05 to $5.25 per share. Options expire as to 13,072 shares on October 1, 2006, as to 432,797 on July 1, 2007, as to 517,203 shares on December 4, 2007, as to 1,357,000 shares on June 15, 2009, as to 343,125 on December 15, 2010, and as to 375,000 on April 19, 2011. Also includes a warrant to purchase 250 shares at an exercise price of $5.744 per share, which expires on January 17, 2007. With the exception of the options, 10,500 shares held in a nominee name, 286 shares held in joint tenancy and 714 shares held individually, all of Mr. Morini's shares and warrant are held by Morini Investments Limited Partnership, a Delaware limited partnership, of which Mr. Morini is the sole limited partner and Morini Investments LLC, a Delaware limited liability company, is the sole general partner. Mr. Morini is the sole member of Morini Investments LLC.

(5) The information is based solely on a Schedule 13G/A filed with the SEC on January 20, 2006. Royce & Associates LLC has direct beneficial ownership of and has sole voting and dispositive power over all the reported shares.

(6) The information is based solely on a Schedule 13G/A filed with the SEC on February 9, 2006 by Manulife Financial Corporation ("MFC"). MFC may be deemed to have beneficial ownership of the shares through its indirect, wholly-owned subsidiary John Hancock Advisers, LLC. John Hancock Advisers, LLC has direct beneficial ownership of and has sole voting and dispositive power over all the reported shares.

(7) The information is based solely on a Schedule 13G/A filed with the SEC on February 1, 2006. Each of the following reporting persons are deemed to beneficially own and have sole voting and dispositve power over a pro rata share of the total 1,630,109 shares: BH Capital Investments, L.P., HB and Co., Inc., Henry Brachfeld, Excalibur Limited Partnership, Excalibur Capital Management, Inc. and William S. Hechter. Lillian Brachfeld is the sole stockholder of HB and Co, Inc. and the wife of Henry Brachfeld. Lillian Brachfeld has disclaimed pursuant to Rule 13d-4 of the Securities Exchange Act of 1934, as amended, beneficial ownership of all shares she may be deemed to beneficially own by reason of such status. The address of the principal business office of BH Capital Investments, L.P., HB and Co., Inc., Henry Brachfeld and Lillian Brachfeld is 175 Bloor Street East, South Tower, Suite 705, Toronto, Ontario Canada M4W 3R8. The address of the principal business office of Excalibur Limited Partnership, Excalibur Capital Management, Inc. and William S. Hechter is 33 Prince Arthur Avenue, Toronto, Ontario, Canada M5R 1B2.

(8) Includes options to acquire 150,000 shares of our common stock at $1.53 per share. Such options expire on October 17, 2008. The information is based solely on a Schedule 13G/A filed with the SEC on January 3, 2006. BC Advisors LLC ("BCA") has direct beneficial ownership of and has sole voting and dispositive power over all the reported shares. BC Advisors LLC acquired the shares for the account of SRB Greenway Capital, L.P. ("SRBGC"), SRB Greenway Capital (Q.P.), L.P. ("SRBQP"), and SRB Greenway Offshore Operating Fund, L.P. ("SRB Offshore"). BCA is the general partner of SRB Management, L.P. which is the general partner of SRBGC, SRBQP and SRB Offshore. Steven R. Becker is the sole principal of BCA.

(9) The information is based solely on a Schedule 13D filed with the SEC on June 9, 2003, by Fromageries Bel S.A. Fromageries Bel S.A. has direct beneficial ownership of all the reported shares. Unibel, a French limited partnership, is deemed to beneficially own the reported shares by reason of the provisions of Rule 13d-3 promulgated under the Securities Exchange Act of 1934, as amended. Each of Fromageries Bel S.A. and Unibel, a French limited partnership, has shared voting power and shared dispositive power over all the reported shares of our common stock.

Security Ownership of Management

The following table describes the beneficial ownership of our common stock by
(i) each Named Executive Officer, (ii) each director, and (iii) all of our directors and executive officers as a group, outstanding as of July 13, 2006. Beneficial ownership has been determined in accordance with the rules of the Securities and Exchange Commission to include securities that a named person has the right to acquire within sixty (60) days:

                                                Amount and Nature of
      Name of Beneficial Owner                 Beneficial Ownership (1)         Percent of Class (2)
      ------------------------------------- -------------------------------- ---------------------------
      David H. Lipka                                    259,353 (3)                      1.5%

      Joanne R. Bethlahmy                               200,286 (4)                      1.2%

      Michael E. Broll                                  201,114 (5)                      1.2%

      Angelo S. Morini                                3,623,520 (6)                     18.0%

      Salvatore J. Furnari                              103,912 (7)                        *

      John W. Jackson                                   100,223 (8)                        *

      Christopher E. Morini                              90,286 (9)                        *
                                            -------------------------------- ---------------------------
      All executive officers and
      directors as a group                            4,578,694                         21.8%
                                            ================================ ===========================

      * Less than 1%.

(1) The inclusion herein of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of these shares.

(2) The total number of shares of our common stock outstanding as of July 13, 2006 is 17,109,894. The percentages are calculated on the basis of the amount of shares outstanding plus shares which may be acquired through the exercise of options, warrants, rights or conversion privileges by such holder within sixty (60) days of July 13, 2006.

(3) Includes currently exercisable options to acquire 200,000 shares of our common stock at $2.17 per share, which expire on December 17, 2007. Also, includes currently exercisable options to acquire 225 shares of our common stock at $2.90 per share, which expire on October 1, 2013, currently exercisable options to acquire 286 shares of our common stock at $1.20 per share, which expire on October 1, 2014 and currently exercisable options to acquire 286 shares of our common stock at $1.75 per share, which expire on October 1, 2015.

(4) Includes currently exercisable options to acquire 200,000 shares of our common stock at $1.56 per share, which expire on October 1, 2009 and currently exercisable options to acquire 286 shares of our common stock at $1.75 per share, which expire on October 1, 2015.

(5) Includes currently exercisable options to acquire 200,000 shares of our common stock at $3.29 per share, which expire on December 17, 2008.

(6) Includes options to acquire 3,038,197 shares of our common stock, which are currently exercisable at prices ranging from $2.05 to $5.25 per share. Options expire as to 13,072 shares on October 1, 2006, as to 432,797 on July 1, 2007, as to 517,203 shares on December 4, 2007, as to 1,357,000 shares on June 15, 2009, as to 343,125 on December 15, 2010, as to 375,000 on April 19, 2011. Also includes a warrant to purchase 250 shares at an exercise price of $5.744 per share, which expires on January 17, 2007. With the exception of the options, 10,500 shares held in a nominee name, 286 shares held in joint tenancy and 714 shares held individually, all of Mr. Morini's shares and warrant are held by Morini Investments Limited Partnership, a Delaware limited partnership, of which Mr. Morini is the sole limited partner and Morini Investments LLC, a Delaware limited liability company, is the sole general partner. Mr. Morini is the sole member of Morini Investments LLC.

(7) Includes currently exercisable options to acquire 20,000 and 10,000 shares of our common stock at $2.05 per share, which expire on November 12, 2011 and July 8, 2012, respectively. These options had an original exercise price of $5.60 and $4.55 per share, respectively, but were repriced to $2.05 on October 11, 2002. Also, includes currently exercisable options to acquire 70,000 shares of our common stock at $2.05 per share, which expire on October 1, 2014.

(8) Includes currently exercisable options to acquire 96,286 shares of our common stock at $2.05 per share. These options had an original exercise prices ranging from $2.84 to $8.47 per share, but were repriced to $2.05 on October 11, 2002. Options expire as to 14,286 shares on September 24, 2008 and as to 75,000 shares on April 19, 2011. Also, includes currently exercisable options to acquire 7,000 shares of our common stock at $1.28 per share, which expire on October 1, 2014.

(9) Includes currently exercisable options to acquire 90,286 shares of our common stock at $2.05 per share. These options had an original exercise prices ranging from $2.84 to $8.47 per share, but were repriced to $2.05 on October 11, 2002. Options expire as to 14,286 shares on September 24, 2008 and as to 75,000 shares on April 19, 2011. Also, includes currently exercisable options to acquire 1,000 shares of our common stock at $1.28 per share, which expire on October 1, 2014.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Management and Others

      Transactions with Officers and Directors

Please see "ITEM 11. EXECUTIVE COMPENSATION."

      Transactions with Others

Frederick A. DeLuca, greater than 10% Common Stockholder

On October 6, 2004, we completed a private placement of our common stock, whereby we issued a total of 2,000,000 shares to Mr. Fredrick DeLuca (an existing stockholder of our Company) for aggregate gross proceeds to our Company of $2,300,000. These proceeds were used to redeem our Series A convertible preferred stock. The purchase price of the shares was $1.15 per share (95% of the prior 5-day trading closing stock price average). Mr. DeLuca also received a warrant to purchase up to 500,000 shares of our common stock at an exercise price of $1.15 per share for a period of five years. In June 2005, we agreed to reduce the per-share exercise price on this warrant to $0.92. We also reduced the per share exercise price on a warrant issued dated April 10, 2003 to purchase up to 100,00 shares of our common stock from $1.70 to $1.36. Such reductions were made in order to induce Mr. DeLuca to exercise his warrants. All of these warrants were exercised on June 16, 2005 for total proceeds of $596,000.

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

Pursuant to a Note and Warrant Purchase Agreement dated September 12, 2005, we received $1,200,000 as a loan from Mr. Frederick A. DeLuca. The loan is evidenced by an unsecured promissory note (the "Note") held by Mr. DeLuca. The Note required monthly interest-only payments at 3% above the bank prime rate of interest per the Federal Reserve Bank and matured on June 15, 2006. In consideration for the Note and in accordance with an exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, we issued to Mr. DeLuca a warrant to purchase up to 300,000 shares of our common stock at an exercise price equal to $1.53 (95% of the lowest closing price of our common stock in the sixty calendar days immediately preceding October 17, 2005). The warrant fully vested on October 17, 2005 and can be exercised on or before the expiration date of October 17, 2008. Also in consideration for the Note, we granted Mr. DeLuca "piggy back" registration rights with respect to the shares underlying the warrant. These shares were registered on December 30, 2005.

BC Advisors LLC, greater than 5% Common Stockholder

In October 2005, pursuant to several Note and Warrant Purchase Agreements dated September 28, 2005, we received a $485,200 loan from SRB Greenway Capital (Q.P.), L.P., a $69,600 loan from SRB Greenway Capital, L.P., and a $45,200 loan from SRB Greenway Offshore Operating Fund, L.P. The combined total of these loans is $600,000. The loans are evidenced by unsecured promissory notes (the "Notes") held by the above referenced parties (the "Note Holders"). The Notes required monthly interest-only payments at 3% above the bank prime rate of interest per the Federal Reserve Bank and matured on June 15, 2006. In consideration for the Notes and in accordance with an exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, we issued to SRB Greenway Capital (Q.P.), L.P., SRB Greenway Capital, L.P., and SRB Greenway Offshore Operating Fund, L.P., warrants to purchase up to 121,300 shares, 17,400 shares, and 11,300 shares, respectively, of our common stock at an exercise price equal to $1.53 (95% of the lowest closing price of our common stock in the sixty calendar days immediately preceding October 17, 2005). The warrants fully vested on October 17, 2005 and can be exercised on or before the expiration date of October 17, 2008. Also in consideration for the Notes, we granted the Note Holders "piggy back" registration rights with respect to the shares underlying the warrants. These shares were registered on December 30, 2005.

We received a letter on June 20, 2006, from all of the Note Holders notifying the Company that its failure to pay the amounts due and owing on the maturity date constitutes a default under $1.2 million of the Notes held by those Note Holders. Pursuant to the terms of the Notes, since we did not cure the default within 10 days after receipt of the notice of default, we are obligated to pay interest at the default rate of 8% above the Prime Rate.

Fromageries Bel S.A., greater than 5% Common Stockholder

Effective May 22, 2003, we entered into a Master Distribution and Licensing Agreement with Fromageries Bel S.A., a leading branded cheese company in Europe. Under the agreement, we granted Bel exclusive distribution rights for our products in a territory comprised of the European Union States and to more than 21 other European countries and territories (the "Territory"). We also granted Bel the exclusive option during the term of the agreement to elect to manufacture the products designated by Bel for distribution in the Territory. The term of the agreement was ten years. The parties could mutually agree to continue operating under the agreement, to convert the agreement to a manufacturing and license agreement, or to terminate the agreement. This agreement was terminated effective July 1, 2005, pursuant to a Termination, Settlement and Release Agreement signed on July 22, 2005. In accordance with the termination agreement, we received $150,000 from Fromageries Bel S.A.

      Indebtedness of Management

In June 1999, in connection with an amended and restated employment agreement for Angelo S. Morini, our Founder, stockholder and a member of our Board of Directors, we consolidated two full-recourse notes receivable ($1,200,000 from November 1994 and $11,572,200 from October 1995) related to his purchase of 2,914,286 shares of our common stock into a single stockholder note receivable in the amount of $12,772,200 that was due on June 15, 2006. This stockholder note receivable is non-interest bearing and non-recourse and is secured by the 2,914,286 shares of our common stock (the "Shares"). For the fiscal year ended March 31, 2006, we reserved $10,120,200 against this stockholder note receivable under the assumption that we would not be able to collect proceeds in excess of the $2,652,000 value of the Shares as of such date. The value of the Shares was computed using the closing price of our common stock on March 31, 2006 of $0.91 multiplied by the 2,914,286 shares.

On June 16, 2006, Mr. Morini failed to repay the non-recourse note obligation to our Company and we subsequently reacquired the 2,914,286 shares. Based upon the $0.42 closing price of our common stock as quoted on the OTC Bulletin Board on June 16, 2006, the Shares have an approximate value of $1,224,000. Accordingly, we will recognize an additional expense of $1,428,000 in the first quarter of fiscal 2007 in order to record the additional decline in the value of the Shares from its $2,652,000 value as of March 31, 2006.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

With respect to the fiscal years ended March 31, 2006 and 2005, the aggregate fees (including expenses) charged to our Company by BDO Seidman, LLP for auditing the annual financial statements and reviewing interim financial statements were $271,904 and $181,316, respectively. Audit fees consist of those fees incurred in connection with statutory and regulatory filings or engagements; fees necessary to perform an audit or review in accordance with Generally Accepted Auditing Standards; and services that generally only an independent accountant reasonably can provide, such as comfort letters, statutory audits, attest services, consents and assistance with and review of documents filed with the Securities and Exchange Commission ("SEC"). These fees also include charges for the review and responses to SEC comment letters, accounting research and audit committee meeting attendance.

Approximately 55% and 75% of the total hours spent by the auditors in carrying out the audit of our financial statements for the fiscal years ended March 31, 2006 and 2005, respectively were spent by Cross, Fernandez and Riley LLP ("CFR"), an independent member of the BDO Seidman Alliance network of firms. CFR and its employees are not full-time, permanent employees of BDO Seidman, LLP.

Audit-Related Fees

BDO Seidman, LLP did not render any audit-related services during the fiscal years ended March 31, 2006 and 2005.

Tax Fees

BDO Seidman, LLP did not render any tax services during the fiscal years ended March 31, 2006 and 2005.

All Other Fees

There were no fees for other services charged to our Company by BDO Seidman, LLP during the fiscal years ended March 31, 2006 and 2005.

The Audit Committee has considered and determined that BDO Seidman, LLP's provision of non-audit services to our Company during the fiscal years ended March 31, 2006 and 2005 is compatible with maintaining their independence.

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

Since January 2006, due to the vacancies created through resignations on the Board of Directors, the Board of Directors has been operating without a formal audit committee. Any issues that arise are addressed by the remaining independent directors or the entire Board of Directors, as necessary.

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements

The following financial statement documents are filed as part of this Form 10-K:

      Balance Sheets at March 31, 2006 and 2005

      Statements of Operations for the fiscal years ended March 31, 2006, 2005 and 2004

      Statement of Stockholders' Equity for the fiscal years ended March 31, 2006, 2005 and 2004

      Statements of Cash Flows for the fiscal years ended March 31, 2006, 2005 and 2004

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

*     4.18        Securities Purchase Agreement dated as of October 6, 2004
                  between Galaxy Nutritional Foods, Inc. and Frederick A. DeLuca
                  (Filed as Exhibit 4.18 on Form 8-K filed October 8, 2004.)

*     4.19        Registration Rights Agreement dated as of October 6, 2004
                  between Galaxy Nutritional Foods, Inc. and Frederick A. DeLuca
                  (Filed as Exhibit 4.19 on Form 8-K filed October 8, 2004.)

*     4.20        Warrant to Purchase Securities of Galaxy Nutritional Foods,
                  Inc. dated as of October 6, 2004 in favor of Frederick A.
                  DeLuca (Filed as Exhibit 4.20 on Form 8-K filed October 8,
                  2004.)

*     4.21        Stock Repurchase Agreement dated as of October 6, 2004 by and among Galaxy Nutritional Foods, Inc., BH Capital Investments
                  L.P. and Excalibur Limited Partnership (Filed as Exhibit 4.21 on Form 8-K filed October 8, 2004.)

*     4.22        Registration Rights Agreement dated as of October 6, 2004 by and among Galaxy Nutritional Foods, Inc., BH Capital
                  Investments L.P. and Excalibur Limited Partnership (Filed as
                  Exhibit 4.22 on Form 8-K filed October 8, 2004.)

*     4.23        Warrant to Purchase Securities of Galaxy Nutritional Foods,
                  Inc. dated as of October 6, 2004 in favor of BH Capital
                  Investments L.P. (Filed as Exhibit 4.23 on Form 8-K filed
                  October 8, 2004.)

*     4.24        Warrant to Purchase Securities of Galaxy Nutritional Foods,
                  Inc. dated as of October 6, 2004 in favor of Excalibur Limited
                  Partnership (Filed as Exhibit 4.24 on Form 8-K filed October
                  8, 2004.)

*     4.25        Asset Purchase Agreement dated June 30, 2005 between Galaxy
                  Nutritional Foods, Inc. and Schreiber Foods, Inc. (Filed as
                  Exhibit 4.25 on Form 8-K filed July 6, 2005.)

*    10.1         Master Distribution and License Agreement dated as of May 22,
                  2003 between Galaxy Nutritional Foods, Inc. and Fromageries
                  Bel S.A. (Filed as Exhibit 10.22 on Form 8-K filed June 2,
                  2003.)

*    10.2         Loan and Security Agreement dated as of May 27, 2003 between
                  Galaxy Nutritional Foods, Inc. and Textron Financial
                  Corporation (Filed as Exhibit 10.1 on Form 8-K filed June 2,
                  2003.)

*    10.3         Patent, Copyright and Trademark Collateral Security Agreement
                  dated as of May 27, 2003 between Galaxy Nutritional Foods,
                  Inc. and Textron Financial Corporation (Filed as Exhibit 10.2 on Form 8-K filed June 2, 2003.)

*    10.4         Renewal Promissory Note in the principal amount of
                  $10.131,984.85 dated as of May 28, 2003 by Galaxy Nutritional
                  Foods, Inc. in favor of Wachovia Bank (Filed as Exhibit 10.3 on Form 8-K filed June 2, 2003.)

*    10.5         Renewal Promissory Note in the principal amount of $501,000.00 dated as of May 28, 2003 by Galaxy Nutritional Foods, Inc. in favor of Wachovia Bank (Filed as Exhibit 10.4 on Form 8-K filed June 2, 2003.)

*    10.6         Amendment of Loan Agreement dated as of May 28, 2003 between
                  Galaxy Nutritional Foods, Inc. and Wachovia Bank (Filed as
                  Exhibit 10.5 on Form 8-K filed June 2, 2003.)

*    10.7         Amendment of Security Agreement dated as of May 28, 2003
                  between Galaxy Nutritional Foods, Inc. and Wachovia Bank
                  (Filed as Exhibit 10.6 on Form 8-K filed June 2, 2003.)

*    10.8         Waiver Letter from Textron Financial Corporation to the
                  Company dated August 13, 2003 (Filed as Exhibit 10.53 on Form
                  10-Q for the fiscal quarter ended June 30, 2003.)

*    10.9         Second Amended and Restated Employment Agreement dated as of
                  October 13, 2003 between Galaxy Nutritional Foods, Inc. and
                  Angelo S. Morini (Filed as Exhibit 10.1 on Form 8-K filed
                  October 20, 2003.)

*    10.10        Settlement Agreement dated May 6, 2004 between Galaxy
                  Nutritional Foods, Inc. and Schreiber Foods, Inc. (Filed as
                  Exhibit 10.1 on Form 8-K filed May 11, 2004.)

*    10.11        Modification Letter on the Security Agreement dated as of May
                  21, 2004 between Galaxy Nutritional Foods, Inc. and Wachovia
                  Bank (Filed as Exhibit 10.11 on Form 10-K for the fiscal year ended March 31, 2004.)

*    10.12        Second Amendment to Loan and Security Agreement dated June 25,
                  2004 between Galaxy Nutritional Foods, Inc. and Textron
                  Financial Corporation (Filed as Exhibit 10.12 on Form 10-K for the fiscal year ended March 31, 2004.)

*    10.13        Third Amendment to Lease Agreement dated June 10, 2004 between
                  Galaxy Nutritional Foods, Inc. and Cabot Industrial
                  Properties, L.P. (Filed as Exhibit 10.13 on Form 10-K for the fiscal year ended March 31, 2004.)

*    10.14        Separation and Settlement Agreement dated July 8, 2004 between
                  Galaxy Nutritional Foods, Inc. and Christopher J. New (Filed as Exhibit 10.14 on Form 8-K filed July 13, 2004.)

*    10.15        Employment Agreement dated July 8, 2004 between Galaxy
                  Nutritional Foods, Inc. and Michael E. Broll (Filed as Exhibit
                  10.15 on Form 8-K filed July 13, 2004.)

*    10.16        Third Amendment to Loan and Security Agreement dated November
                  10, 2004 between Galaxy Nutritional Foods, Inc. and Textron
                  Financial Corporation (Filed as Exhibit 10.16 on Form 10-Q for the fiscal quarter ended December 31, 2004.)

*    10.17        Fourth Amendment to Loan and Security Agreement dated June 3,
                  2005 between Galaxy Nutritional Foods, Inc. and Textron
                  Financial Corporation (Filed as Exhibit 10.17 on Form 8-K filed June 22, 2005.)

*    10.18        Letter Agreement dated June 17, 2005 between Galaxy
                  Nutritional Foods, Inc. and Textron Financial Corporation
                  (Filed as Exhibit 10.18 on Form 8-K filed June 22, 2005.)

*    10.19        Supply Agreement dated June 30, 2005 between Galaxy
                  Nutritional Foods, Inc. and Schreiber Foods, Inc. (Filed as
                  Exhibit 10.19 on Form 8-K filed July 6, 2005.)

*    10.20        Loan Modification Agreement June 30, 2005 between Galaxy
                  Nutritional Foods, Inc. and Wachovia Bank N.A (formerly
                  SouthTrust Bank). (Filed as Exhibit 10.19 on Form 8-K filed
                  July 6, 2005.)

*    10.21        Termination, Settlement and Release Agreement dated July 20,
                  2005 between Galaxy Nutritional Foods, Inc. and Fromageries
                  Bel S.A. (Filed as Exhibit 10.21 on Form 8-K filed July 26,
                  2005.)

*    10.22        Note and Warrant Purchase Agreement dated September 12, 2005 between Galaxy Nutritional Foods, Inc. and Frederick A. DeLuca
                  (Filed as Exhibit 10.22 on Form 8-K filed September 16, 2005.)

*    10.23        Note and Warrant Purchase Agreement dated September 28, 2005 between Galaxy Nutritional Foods, Inc. and Conversion Capital
                  Master, Ltd. (Filed as Exhibit 10.23 on Form 8-K filed October
                  4, 2005.)

*    10.24        Note and Warrant Purchase Agreement dated September 28, 2005 between Galaxy Nutritional Foods, Inc. and SRB Greenway
                  Capital, L.P. (Filed as Exhibit 10.24 on Form 8-K filed
                  October 4, 2005.)

*    10.25        Note and Warrant Purchase Agreement dated September 28, 2005 between Galaxy Nutritional Foods, Inc. and SRB Greenway
                  Capital (Q.P.), L.P. (Filed as Exhibit 10.25 on Form 8-K filed
                  October 4, 2005.)

*    10.26        Note and Warrant Purchase Agreement dated September 28, 2005 between Galaxy Nutritional Foods, Inc. and SRB Greenway
                  Offshore Operating Fund, L.P. (Filed as Exhibit 10.26 on Form
                  8-K filed October 4, 2005.)

*    10.27        First Amendment to Note and Warrant Purchase Agreement dated
                  October 7, 2005 between Galaxy Nutritional Foods, Inc. and
                  Frederick A. DeLuca (Filed as Exhibit 10.27 on Form 10-Q for the fiscal quarter ended September 30, 2005.)

  *  10.28        Fifth Amendment to Loan and Security Agreement dated November
                  14, 2005 between Galaxy Nutritional Foods, Inc. and Textron
                  Financial Corporation (Filed as Exhibit 10.28 on Form 10-Q for the fiscal quarter ended September 30, 2005.)

*    10.29        Sixth Amendment to Loan and Security Agreement dated May 26,
                  2006 between Galaxy Nutritional Foods, Inc. and Textron
                  Financial Corporation (Filed as Exhibit 10.29 on Form 8-K filed June 1, 2006.)

*    10.30        Receivables Purchase Agreement, together with Addendum, dated
                  June 23, 2006 between Galaxy Nutritional Foods, Inc. and
                  Systran Financial Services Corporation (Filed as Exhibit 10.30 on Form 8-K filed June 29, 2006.)

*    14.1         Code of Ethics (Filed as Exhibit 14.1 on Form 10-K for the
                  fiscal year ended March 31, 2005.)

*    20.1         Audit Committee Charter (Filed as Exhibit 20.1 on Form 10-Q
                  for the fiscal quarter ended September 30, 2003.)

*    20.2         Compensation Committee Charter (Filed as Exhibit 20.2 on Form
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

                                            GALAXY NUTRITIONAL FOODS, INC.
                                                     (Registrant)

Date: July 14, 2006                         /s/ Michael E. Broll
                                            ------------------------------------
                                            Michael E. Broll
                                            Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: July 14, 2006                         /s/ Michael E. Broll
                                            ------------------------------------
                                            Michael E. Broll
                                            Chief Executive Officer & Director
                                            (Principal Executive Officer)

Date: July 14, 2006                         /s/ Salvatore J. Furnari
                                            ------------------------------------
                                            Salvatore J. Furnari
                                            Chief Financial Officer &
                                            Vice President of Finance
                                            (Principal Financial &
                                            Accounting Officer)

Date: July 14, 2006                         /s/ David H. Lipka
                                            ------------------------------------
                                            David H. Lipka
                                            Director and Chairman of the Board

Date: July 14, 2006                         /s/ Joanne R. Bethlahmy
                                            ------------------------------------
                                            Joanne R. Bethlahmy
                                            Director

Date: July 14, 2006
                                            ------------------------------------
                                            Angelo S. Morini
                                            Director