Form 10-Q
period 2006-06-30
GALAXY NUTRITIONAL FOODS INC
filed 2006-08-14
CIK 819527

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   ----------

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2006

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from _______ to ______

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

      On August 11, 2006, there were 17,109,894 shares of common stock, $.01 par value per share, outstanding.

                         GALAXY NUTRITIONAL FOODS, INC.

                               Index to Form 10-Q
                       For the Quarter Ended June 30, 2006

                                                                        PAGE NO.
                                                                        --------
PART I.        FINANCIAL INFORMATION

  Item 1.   Financial Statements

    Balance Sheets                                                         3
    Statements of Operations                                               4
    Statement of Stockholders' Deficit                                     5
    Statements of Cash Flows                                               6
    Notes to Financial Statements                                          7

  Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations                   16

  Item 3. Quantitative and Qualitative Disclosures About Market Risk      27

  Item 4. Controls and Procedures                                         27

PART II.    OTHER INFORMATION

  Item 1A.  Risk Factors                                                  28

  Item 6.   Exhibits                                                      30

SIGNATURES                                                                34

                          PART I. FINANCIAL INFORMATION
                         GALAXY NUTRITIONAL FOODS, INC.
                                 Balance Sheets

                                                                    JUNE 30,        MARCH 31,
                                                          Notes       2006            2006
                                                          -----   ------------   ------------
                                                                  (unaudited)
                                  ASSETS
CURRENT ASSETS:
  Cash                                                            $    719,436   $    435,880
  Trade receivables, net                                             3,212,483      4,018,806
  Inventories                                                          290,269        273,528
  Prepaid expenses and other                                           166,228         70,717
                                                                  ------------   ------------
        Total current assets                                         4,388,416      4,798,931
PROPERTY AND EQUIPMENT, NET                                            173,527        226,349
ASSETS HELD FOR SALE                                                    56,200         61,950
OTHER ASSETS                                                           232,423        162,840
                                                                  ------------   ------------
        TOTAL                                                     $  4,850,566   $  5,250,070
                                                                  ============   ============
                  LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
  Secured borrowings                                        3     $  2,087,256   $  1,919,002
  Accounts payable                                                   2,033,599      2,665,963
  Accrued disposal costs                                    4          420,204        480,404
  Accrued and other current liabilities                                330,238        542,811
  Related party notes payable                               3               --      2,273,021
  Current portion of accrued employment contracts           5          378,596        434,114
  Current portion of obligations under capital leases                   14,766         20,231
                                                                  ------------   ------------
        Total current liabilities                                    5,264,659      8,335,546
ACCRUED EMPLOYMENT CONTRACTS, less current portion          5          468,658        559,677
RELATED PARTY NOTE PAYABLE                                  3        2,685,104             --
OBLIGATIONS UNDER CAPITAL LEASES, less current portion                  23,404         37,507
                                                                  ------------   ------------
        Total liabilities                                            8,441,825      8,932,730
                                                                  ------------   ------------
COMMITMENTS AND CONTINGENCIES                               6               --             --
STOCKHOLDERS' DEFICIT:
  Common stock                                                         200,546        200,546
  Additional paid-in capital                                        71,351,386     71,345,556
  Accumulated deficit                                              (73,798,730)   (72,456,301)
                                                                  ------------   ------------
                                                                    (2,246,798)      (910,199)
  Less: Notes receivable arising from the exercise of
          stock options                                     5               --     (2,652,000)
        Treasury stock                                      5       (1,344,461)      (120,461)
                                                                  ------------   ------------
          Total stockholders' deficit                               (3,591,259)    (3,682,660)
                                                                  ------------   ------------
          TOTAL                                                   $  4,850,566   $  5,250,070
                                                                  ============   ============


                 See accompanying notes to financial statements

                         GALAXY NUTRITIONAL FOODS, INC.
                            Statements of Operations
                                   (UNAUDITED)

                                                                THREE MONTHS ENDED
                                                                     JUNE 30,
                                                            -------------------------
                                                    Notes       2006          2005
                                                    -----    ----------    ----------
NET SALES                                                   $ 7,832,562   $ 9,851,153
COST OF GOODS SOLD                                            5,075,212     7,582,855
                                                            -----------   -----------
  Gross margin                                                2,757,350     2,268,298
                                                            -----------   -----------
OPERATING EXPENSES:
Selling                                                         965,979       936,245
Delivery                                                        246,542       615,471
General and administrative, including $5,830 and
  $867,518 non-cash compensation related to stock
  based transactions                                  7         984,862     1,667,472
Research and development                                         42,334        91,042
Reserve on stockholder note receivable                5       1,428,000            --
Cost of disposal activities                           4         101,744       189,069
Impairment of equipment                                              --     7,896,554
(Gain)/loss on sale of assets                                   (12,824)         (636)
                                                            -----------   -----------
  Total operating expenses                                    3,756,637    11,395,217
                                                            -----------   -----------
LOSS FROM OPERATIONS                                           (999,287)   (9,126,919)
OTHER INCOME (EXPENSE):
Interest expense                                               (343,142)     (357,195)
Gain/(loss) on fair value of warrants                                --       340,000
                                                            -----------   -----------
    Total other income (expense)                               (343,142)      (17,195)
                                                            -----------   -----------
NET LOSS                                                    $(1,342,429)  $(9,144,114)
                                                            ===========   ===========
BASIC AND DILUTED NET LOSS PER COMMON SHARE           8     $     (0.07)  $     (0.49)
                                                            ===========   ===========

                 See accompanying notes to financial statements.

                         GALAXY NUTRITIONAL FOODS, INC.
                       Statement of Stockholders' Deficit
                        Three Months Ended June 30, 2006
                                   (UNAUDITED)

                                                                               Notes
                           Common Stock                                     Receivable
                       ---------------------     Additional                     for
                                       Par        Paid-In     Accumulated      Common      Treasury
                         Shares       Value       Capital       Deficit        Stock         Stock         Total
                       ----------   --------   -----------   ------------   -----------   ----------    -----------
Balance at March 31,
  2006                 20,054,623   $200,546   $71,345,556   $(72,456,301)  $(2,652,000)  $  (120,461)  $(3,682,660)
Fair value of
  stock-based
  transactions                 --         --         5,830            --             --            --         5,830
Reserve on
  stockholder note
  receivable                   --         --            --            --      1,428,000            --     1,428,000
Value of returned
  shares transferred
  to treasury stock            --         --            --            --      1,224,000    (1,224,000)           --
Net loss                       --         --            --     (1,342,429)           --            --    (1,342,429)
                       ----------   --------   -----------   ------------   -----------   -----------   -----------
Balance at June 30,
  2006                 20,054,623   $200,546   $71,351,386   $(73,798,730)  $        --   $(1,344,461)  $(3,591,259)
                       ==========   ========   ===========   ============   ===========   ===========   ===========

                 See accompanying notes to financial statements.

                         GALAXY NUTRITIONAL FOODS, INC.
                            Statements of Cash Flows
                                   (UNAUDITED)

                                                                     Three Months Ended June 30,
                                                                  ---------------------------------
                                                                  Notes      2006           2005
                                                                  -----   -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                                                $(1,342,429)  $(9,144,114)
  Adjustments to reconcile net loss to net cash from (used in)
    operating activities:
      Depreciation and amortization                                            52,822       539,103
      Amortization of debt discount and financing costs                       228,308        27,422
      Provision for promotional deductions and losses on trade
        receivables                                                          (774,987)      313,000
      Provision for loss on stockholder note receivable                     1,428,000            --
      (Gain) loss on disposal of assets                                       (12,824)    7,895,918
      (Gain) loss on fair value of warrants                                        --      (340,000)
      Non-cash compensation related to stock-based transactions                 5,830       867,518
      (Increase) decrease in:
        Trade receivables                                                   1,581,310    (1,221,881)
        Inventories                                                           (16,741)     (206,579)
        Prepaid expenses and other                                            (95,511)     (272,486)
      Increase (decrease) in:
        Accounts payable                                                     (632,364)       15,335
        Accrued and other liabilities                                        (134,206)      123,360
                                                                          -----------   -----------
   NET CASH FROM (USED IN) OPERATING ACTIVITIES                               287,208    (1,403,404)
                                                                          -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:                               9
  Purchase of property and equipment                                               --       (68,850)
  Proceeds from sale of equipment                                              21,855         8,200
  (Increase) decrease in other assets                                         (44,775)           --
                                                                          -----------   -----------
   NET CASH FROM (USED IN) INVESTING ACTIVITIES                               (22,920)      (60,650)
                                                                          -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in book overdrafts                                                      --       541,317
  Net borrowings (payments) on secured borrowings                             168,254      (722,023)
  Repayments on term notes payable                                                 --      (440,000)
  Principal payments on capital lease obligations                             (22,849)      (47,994)
  Financing costs for long term debt                                         (126,137)     (160,588)
  Proceeds from exercise of common stock options                                   --         2,560
  Proceeds from exercise of common stock warrants, net of costs                    --     1,729,000
                                                                          -----------   -----------
   NET CASH FROM (USED IN) FINANCING ACTIVITIES                                19,268       902,272
                                                                          -----------   -----------
NET INCREASE (DECREASE) IN CASH                                               283,556      (561,782)
CASH, BEGINNING OF PERIOD                                                     435,880       561,782
                                                                          -----------   -----------
CASH, END OF PERIOD                                                       $   719,436   $        --
                                                                          ===========   ===========

                 See accompanying notes to financial statements.

                         GALAXY NUTRITIONAL FOODS, INC.
                          Notes To Financial Statements
                                   (UNAUDITED)

(1)   Basis of Presentation

      The unaudited financial statements have been prepared by Galaxy Nutritional Foods, Inc. (the "Company"), in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and applicable rules and regulations of the Securities and Exchange Commission. The accompanying financial statements contain all normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of such financial statements. Certain information and disclosures normally included in the financial statements prepared in accordance with GAAP have been omitted under such rules and regulations although the Company believes that the disclosures are adequate to make the information presented not misleading. The March 31, 2006 balance sheet data was derived from the audited financial statements, but does not include all disclosures required by GAAP. These unaudited financial statements should be read in conjunction with the financial statements and notes included on Form 10-K for the fiscal year ended March 31, 2006. Interim results of operations for the three-month period ended June 30, 2006 may not necessarily be indicative of the results to be expected for the full year.

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

      The Company has incurred substantial losses in recent years and, as a result, has a stockholders deficit of $3,591,259 as of June 30, 2006. Losses for the years ended March 31, 2006, 2005 and 2004 were $24,148,553, $3,859,783 and $3,299,277, respectively. The Company's ability to continue as a going concern depended upon successfully obtaining sufficient cash resources to refinance its $2.4 million of unsecured related party notes payable that matured on June 15, 2006 and obtaining positive cash flow from operations to sustain normal business operations.

      The Company's current business plan eliminates certain low margin private label and Galaxy imitation business from its sales mix. The elimination of these low margin items and the elimination of excess overhead that was part of the Company's former manufacturing operations has resulted in higher gross margins and produced positive cash flows from operations in the three months ended June 30, 2006.

      As a result of the successful refinancing of the $2.4 million short-term notes and line of credit for the Company's receivables financing (See Note
      3) and the positive cash flow that the Company is currently experiencing from operations, management believes that the Company has sufficient cash resources to meet its current liquidity needs.

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

(2)   Summary of Significant Accounting Policies

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

      Disposal Costs

      The Company has recorded accruals in connection with the asset sale and outsourcing arrangements with Schreiber Foods, Inc. These accruals include estimates pertaining to employee termination costs and abandonment of excess equipment and facilities and other potential costs. Actual costs may differ from these estimates or the Company's estimates may change. In accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," costs associated with restructuring activities are recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan. Given the significance and complexity of these activities, and the timing of the execution of such activities, the accrual process involves periodic reassessments of estimates made at the time the original decisions were made, including evaluating estimated employment terms, contract cancellation charges and real estate market conditions for sub-lease rents. The Company will continually evaluate the adequacy of the remaining liabilities under its restructuring initiatives. Although the Company believes that these estimates accurately reflect the costs of its activities, actual results may differ, thereby requiring the Company to record additional provisions or reverse a portion of such provisions.

      Stock Based Compensation

      Effective April 1, 2006, the Company adopted SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123R"). SFAS No. 123R requires companies to measure the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant-date fair value of the award and to recognize it as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period.

      SFAS No. 123R applies to new awards and to awards modified, repurchased, or cancelled after the effective date, as well as to the unvested portion of awards outstanding as of the effective date. The Company uses the Black-Scholes model to value its new stock option grants under SFAS No. 123R, applying the "modified prospective method" for existing grants which requires the Company to value stock options prior to its adoption of SFAS No. 123R under the fair value method and expense the unvested portion over the remaining vesting period. SFAS No. 123R also requires the Company to estimate forfeitures in calculating the expense related to stock-based compensation. In addition, SFAS No. 123R requires the Company to reflect cash flows resulting from the tax benefits related to tax deductions in excess of the compensation cost recognized for those options to be classified as a cash inflow from financing activities and a cash outflow from operating activities.

      Prior to April 1, 2006 and beginning April 1, 2003, the Company accounted for stock awards granted to employees under the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," and applied SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," prospectively to all employee awards granted on or after April 1, 2003. Prior to April 1, 2003, the Company accounted for stock awards granted to employees under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees, and related Interpretations." As a result, no compensation expense was previously recognized for stock options granted to employees prior to April 1, 2003 other than as related to option grants to employees and directors below the fair market value of the underlying stock at the date of grant or as related to subsequent modifications to option grants to employees and directors.

      The Black-Scholes model also requires subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The risk-free rate is based on the U.S Treasury rates in effect during the corresponding period of grant. Expected volatilities are based on the historical volatility of the Company's stock. In the past, the Company input the expected life of options granted as the contractual life of the options granted. For any new awards, the Company will input the expected term of options granted based on information derived from historical data on employee exercises and post-vesting employment termination behavior. There is no expected dividend yield. These factors could change in the future, which would affect the stock-based compensation expense in future periods. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

      The Company's financial statements for the three months ended June 30, 2006 reflect the impact of SFAS No. 123R. In accordance with the modified prospective transition method, the Company's financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123R.

      Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company's Statements of Operations for the three months ended June 30, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of March 31, 2006 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to March 31, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. As stock-based compensation expense recognized in the Statement of Operations is based on awards ultimately expected to vest, it will be reduced for estimated forfeitures. There were no new option grants during the three months ended June 30, 2006 and therefore, there was no forfeiture rate applied to the stock-based compensation expense in this period. In the Company's pro forma information required under SFAS 123 for the periods prior to April 1, 2006, the Company accounted for forfeitures as they occurred.

      The following table summarizes nonvested plan and non-plan stock options as of June 30, 2006, as well as activity for the three months then ended.

                                  Three Months Ended
                                     June 30, 2006
                                 --------------------
                                            Weighted
                                            Average
                                           Grant Date
                                  Shares   Fair Value
                                 -------   ----------
Beginning of period               53,000      $0.51
Granted                               --         --
Vested                           (50,000)      0.44
Forfeited                             --         --
                                 -------      -----
End of period                      3,000      $1.76
                                 =======      =====

      Compensation cost arising from nonvested stock granted to employees and from non-employee stock awards is recognized as expense using the graded vesting attribution method over the vesting period. As of June 30, 2006, there was $330 of total unrecognized compensation cost related to nonvested stock. That cost is expected to be recognized in the second quarter of fiscal 2007. For the three months ended June 30, 2006, the Company's total stock-based compensation expense was $5,830.

      The following table summarizes plan and non-plan stock options outstanding as of June 30, 2006 as well as activity during the three months then ended:

                                         Three Months Ended
                                            June 30, 2006          Weighted-
                                     --------------------------     Average
                                                   Weighted-       Remaining
                                                    Average       Contractual       Aggregate
                                      Shares     Exercise Price      Term       Intrinsic Value
                                     ---------   --------------   -----------   ---------------
Outstanding at beginning of period   4,846,406        $3.12
Granted                                     --           --
Exercised                                   --           --
Forfeited                              (32,429)        2.04
                                     ---------        -----
Outstanding at end of period         4,813,977        $3.13         3.1 Years         $0
                                     =========        =====         =========        ===
Exercisable at end of period         4,810,977        $3.13         3.1 Years         $0
                                     =========        =====         =========        ===

      At June 30, 2006, the aggregate intrinsic value of options outstanding and options exercisable was zero, because the market value of the underlying stock was below the exercise price of all options. There were no options granted and thus no average fair value computed during the three months ended June 30, 2006 and 2005.

      Pro Forma Information for Periods Prior to April 1, 2006

      The Company estimated the fair value of each stock-based award during the three months ended June 30, 2005 as if compensation cost for all the Company's employee and director stock-based awards had been determined in accordance with the fair value method prescribed in SFAS No. 123. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The risk-free rate is based on the U.S Treasury rates in effect during the corresponding period of grant. Expected volatilities are based on the historical volatility of the Company's stock. Expected life of options granted is computed using the contractual life of the options granted. There is no expected dividend yield. The Company estimated the fair value of each stock-based award using the Black-Scholes pricing model with the following assumptions:

                          Three Months Ended
                             June 30, 2005
                          ------------------
Risk-free interest rate           3.45%
Volatility                       46.00%
Expected life (months)            1.00
Dividends                         None

      The following table illustrates the effect on net loss and net loss per share for the three months ended June 30, 2005 as if the Company's stock-based compensation had been determined based on the fair value at the grant dates for awards made prior to April 1, 2006, under those plans and consistent with SFAS 123:

                                                              Three Months Ended
                                                                 June 30, 2005
                                                              ------------------
Net loss as reported                                             $(9,144,114)
Add: Stock-based compensation included in reported net loss          867,518
Deduct: Stock-based compensation under fair-value based
  method for all awards                                             (877,593)
                                                                 -----------
Pro forma net loss                                               $(9,154,189)
                                                                 ===========
Pro forma basic and diluted net loss per common share:
Pro forma net loss per common share - basic and diluted          $     (0.49)
                                                                 ===========
Reported net loss per common share - basic and diluted           $     (0.49)
                                                                 ===========

      Segment Information

      The Company does not identify separate operating segments for management reporting purposes. The results of operations are the basis on which management evaluates operations and makes business decisions. The Company sells to customers throughout the United States and 14 other countries.

      Recent Accounting Pronouncements

      In July 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of this standard on its financial statements.

(3)   Secured Borrowings and Related Party Notes Payable

      Secured Borrowings

      On June 23, 2006, the Company entered into a Receivables Purchase Agreement with Systran Financial Services Corporation, a subsidiary of Textron Financial Corporation ("Systran"), whereby Systran will provide financing to the Company through advances against certain trade receivable invoices due to the Company (the "Systran Agreement"). The Systran Agreement is secured by the Company's accounts receivable and all other assets. Generally, subject to a maximum principal amount of $3,500,000 which can be borrowed under the Systran Agreement, the amount available for borrowing is equal to 85% of the Company's eligible accounts receivable invoices less a dilution reserve and any required fixed dollar reserves. The dilution and fixed dollar reserves have been initially set at 7% and $100,000, respectively. Advances under the Systran Agreement bear interest at a variable rate equal to the prime rate plus 1.5% per annum (9.75% on June 30, 2006). The Company paid a one-time closing fee of $35,000 and is also obligated to pay a $1,500 monthly service fee. The initial term of the Systran Agreement ends on June 23, 2009 and may renew automatically for consecutive twelve-month terms unless terminated sooner.

      In accordance with SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Debt," the Company accounts for the Systran Agreement as a liability since it is a full-recourse agreement and the Company maintains effective control over the accounts receivable.

      On June 23, 2006, Systran advanced $2,379,262 under the Systran Agreement of which $1,839,086 was used to pay in full and terminate the Company's obligations under its line of credit with Textron Financial Corporation which was to terminate on June 27, 2006 pursuant to a Sixth Amendment to the Textron Loan Agreement that was executed on May 26, 2006. The Sixth Amendment provided for an extension of the Textron Loan from May 26, 2006 until June 27, 2006 and reduced the maximum principal amount which could be borrowed under the Textron Loan to $3,000,000. In exchange for the amendment and extension, the Company paid a fee of $10,000. As of June 30, 2006, advances under the Systran Agreement totaled $2,087,256.

      Related Party Notes Payable

      Pursuant to a Note and Warrant Purchase Agreement dated September 12, 2005, the Company received $1,200,000 as a loan from Mr. Frederick A. DeLuca, a greater than 10% shareholder. In October 2005, pursuant to several Note and Warrant Purchase Agreements dated September 28, 2005, the Company received a $600,000 loan from Conversion Capital Master, Ltd., a $485,200 loan from SRB Greenway Capital (Q.P.), L.P., a $69,600 loan from SRB Greenway Capital, L.P. and a $45,200 loan from SRB Greenway Offshore Operating Fund, L.P. The combined total of these loans was $2,400,000. The loans were evidenced by unsecured promissory notes (the "Notes") held by the above referenced parties (the "Note Holders"). The Notes required monthly interest-only payments at 3% above the bank prime rate of interest per the Federal Reserve Bank and matured on June 15, 2006.

      The Company did not have the short-term liquidity to pay its related party Note Holders on the $2.4 million Notes that matured on June 15, 2006 in accordance with their original terms. The Company received a letter on June 20, 2006 from all of the Note Holders, other than Mr. DeLuca, notifying the Company that its failure to pay the amounts due and owing on the maturity date constitutes a default under $1.2 million of the Notes held by those Note Holders. Pursuant to the terms of the Notes, since the Company did not cure the default within 10 days after receipt of the notice of default, it was obligated to pay interest at the default rate of 8% above the Prime Rate beginning July 1, 2006. The Company amortized the final $126,979 of debt discount costs related to the above transaction in the three months ended June 30, 2006.

      Pursuant to a Note Purchase Agreement dated July 19, 2006, the Company issued a new unsecured convertible note for $2,685,104 (the "Convertible Note") to Mr. DeLuca. The proceeds from the Convertible Note were used to repay or refinance the above mentioned $2.4 million Notes that matured on June 15, 2006 and a $285,104 registration rights penalty owed to Mr. DeLuca. The Convertible Note accrues interest at 12.5% per annum. No interest or principal payments are required under the Note until its maturity in fifteen months on October 19, 2007. Principal, together with any accrued and unpaid interest, on the Convertible Note is convertible at any time prior to payment into shares of the Company's common stock at a conversion price of $0.35 per share. The market price of the Company's common stock as quoted on the OTC on July 19, 2006 was $0.28. As additional consideration for making the loan, the Company issued Mr. DeLuca a warrant (the "Warrant") to purchase up to 200,000 shares of the Company's common stock at an exercise price equal to $0.35 per share. The Warrant is fully vested and can be exercised on or before the expiration date of July 19, 2009. In July 2006, the Company recorded the $18,000 fair value of the Warrant as a discount to debt that will be amortized from July 2006 through October 2007.

      As a result of the subsequent refinancing, the $2,685,104 of short-term obligations was reclassified to long-term debt as of June 30, 2006.

(4)   Disposal Activities

      On December 8, 2005, the Company completed the sale of substantially all of its manufacturing and production equipment to Schreiber Foods, Inc., a Wisconsin corporation ("Schreiber"), for $8,700,000 in cash pursuant to an Asset Purchase Agreement dated June 30, 2005. In connection with the Asset Purchase Agreement, the Company also entered into a Supply Agreement with Schreiber (the "Supply Agreement") on June 30, 2005 pursuant to which, Schreiber became the Company's sole source of supply and distributor for substantially all of its products in November 2005.

      The Company is accounting for the costs associated with these transactions in accordance with SFAS No. 146, "Accounting for Costs Associated with an Exit or Disposal Activity," because the above arrangements were planned and controlled by management and materially change the manner in which the Company's business will be conducted. In accordance with SFAS No. 146, costs associated with disposal activities should be reported as a reduction of income from operations. The above transactions were communicated to the Company's employees on July 6, 2005. During the year ended March 31, 2006, all 104 employee positions related to the manufacturing and distribution of the Company's products were eliminated. The remaining employee termination costs are expected to be paid in fiscal 2007. In December 2005, the Company abandoned its distribution facility and the production portion of its administrative facility and accrued $396,197 related to abandonment of these facilities. This amount was calculated as the present value of the remaining lease rentals, reduced by the estimated market value of sublease rentals. The actual expense will exceed this estimate for the time that the Company does not sublease these facilities. Other exit costs consist primarily of legal and professional fees related to the disposal activities and maintenance costs on the abandoned facilities.

      As of June 30, 2006, the Company has accrued the following costs associated with the above transactions:

                                        Employee
                                      Termination     Excess     Other Exit
                                         Costs      Facilities      Costs       Total
                                      -----------   ----------   ----------   ---------
Accrued Balance March 31, 2005         $      --    $      --    $      --    $      --
Charges                                       --           --      189,069      189,069
Payments                                      --           --     (189,069)    (189,069)
                                       ---------    ---------    ---------    ---------
Accrued Balance, June 30, 2005                --           --           --           --
Charges                                  359,774           --      124,425      484,199
Payments                                      --           --     (124,425)    (124,425)
                                       ---------    ---------    ---------    ---------
Accrued Balance, September 30, 2005      359,774           --           --      359,774
Charges                                   51,638      396,197      221,101      668,936
Payments                                (204,847)          --     (221,101)    (425,948)
                                       ---------    ---------    ---------    ---------
Accrued Balance, December 31, 2005       206,565      396,197           --      602,762
Charges                                   39,590      122,282      142,414      304,286
Payments                                (220,277)    (168,530)     (37,837)    (426,644)
                                       ---------    ---------    ---------    ---------
Accrued Balance, March 31, 2006           25,878      349,949      104,577      480,404
Charges                                       --       88,955       12,789      101,744
Payments                                  (7,257)    (136,260)     (18,427)    (161,944)
                                       ---------    ---------    ---------    ---------
Accrued Balance, June 30, 2006         $  18,621    $ 302,644    $  98,939    $ 420,204
                                       =========    =========    =========    =========

      The Company reports its disposal costs for the period as Costs of Disposal Activities in the Statement of Operations. A summary of the total disposal costs incurred is as follows:

                                      Employee
                                    Termination     Excess     Other Exit
                                       Costs      Facilities      Costs        Total
                                    -----------   ----------   ----------   ----------
Three Months Ended June 30, 2005      $     --     $     --     $189,069    $  189,069
                                      ========     ========     ========    ==========
Three Months Ended June 30, 2006            --       88,955       12,789       101,744
                                      ========     ========     ========    ==========
Total Costs Incurred from
  inception through June 30, 2006     $451,002     $607,434     $689,798    $1,748,234
                                      ========     ========     ========    ==========

      The Company anticipates that in future periods, there will be additional disposal costs related to professional fees, contract cancellation charges and higher lease abandonment charges to reflect the cost of abandoned facilities that were not subleased during the period.

      Effective April 15, 2006 through October 31, 2006, the Company entered into a sublease agreement for a portion of its unused manufacturing facility and parking spaces whereby it expects to receive approximately $83,901 in rental income to offset its lease payment obligations in fiscal 2007.

(5)   Related Party Transactions

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

      Because Mr. Morini is no longer performing ongoing services for the Company, the Company accrued and expensed the five-year cost of this agreement in October 2003. The total estimated costs expensed under this agreement were $1,830,329 of which $834,963 remained unpaid but accrued ($366,305 as short-term liabilities and $468,658 as long-term liabilities) as of June 30, 2006. The long-term portion is being paid out in nearly equal monthly installments ending in October 2008.

      In June 1999, in connection with an amended and restated employment agreement for Angelo S. Morini, the Company consolidated two full-recourse notes receivable ($1,200,000 from November 1994 and $11,572,200 from October 1995) related to his purchase of 2,914,286 shares of the Company's common stock into a single stockholder note receivable in the amount of $12,772,200 that was due on June 15, 2006. This stockholder note receivable was non-interest bearing and non-recourse and was secured by the 2,914,286 shares of the Company's common stock (the "Shares").

      On June 16, 2006, Mr. Morini failed to repay the non-recourse note obligation to the Company. The 2,914,286 shares being held as collateral were deemed to be no longer outstanding and thus considered as treasury stock. On June 20, 2006, the Company delivered notice to Mr. Morini that it intended to exercise its rights to the Shares and retain all the Shares in full satisfaction of his obligations under the stockholder note receivable. On July 6, 2006, Mr. Morini consented to the Company's acceptance of the Shares in full satisfaction of his obligations under the stockholder note receivable. Based upon the $0.42 closing price of the Company's common stock as quoted on the OTC Bulletin Board on June 16, 2006, the Shares had an approximate value of $1,224,000 on such date. Accordingly, the Company recorded an additional expense of $1,428,000 in the three months ended June 30, 2006 in order to record the additional decline in the value of the Shares from its $2,652,000 value as of March 31, 2006. As of June 30, 2006, the value of the Shares is reflected in the treasury stock balance of $1,344,461. In July 2006, the Company cancelled the Shares along with its other 30,443 treasury shares.

      Although this expense resulted in a material loss to the Company's operations, it did not have any affect on the balance sheet since the stockholder note receivable was already shown as a reduction to Stockholders' Deficit.

      Christopher J. New

      On July 8, 2004, Christopher J. New resigned from his position as Chief Executive Officer in order to pursue other opportunities. In accordance with the Separation and Settlement Agreement between the Company and Mr. New, the Company recorded $444,883 related to the employment contract expense in July 2004. This settlement is being paid out in nearly equal installments over two years payable on the Company's regular payroll dates. As of June 30, 2006, the remaining unpaid and accrued balance reflected in short-term liabilities was $12,291.

(6)   Commitments and Contingencies

      Supply Agreement

      In November 2005, Schreiber began manufacturing and distributing substantially all of the Company's products in accordance with a Supply Agreement that was signed on June 30, 2005. The prices for such products are based on cost plus a processing fee as determined by the parties from time to time. Other material terms of the Supply Agreement are as follows:

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

(7)   Non-Cash Compensation Related to Stock-Based Transactions

      Effective April 1, 2006, SFAS No. 123R applies to new awards and to awards modified, repurchased, or cancelled after the effective date, as well as to the unvested portion of awards outstanding as of the effective date. The Company uses the Black-Scholes model to value its new stock option grants under SFAS No. 123R, applying the "modified prospective method" for existing grants which requires the Company to value stock options prior to its adoption of SFAS No. 123R under the fair value method and expense the unvested portion over the remaining vesting period. For the three months ended June 30, 2006, the Company's total stock-based compensation expense was $5,830.

      Prior to April 1, 2006 and beginning April 1, 2003, the Company accounted for stock awards granted to employees under the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," and applied SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," prospectively to all employee awards granted on or after April 1, 2003. Prior to April 1, 2003, the Company accounted for stock awards granted to employees under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees, and related Interpretations" ("APB No. 25"). As a result, no compensation expense was previously recognized for stock options granted to employees prior to April 1, 2003 other than as related to option grants to employees and directors below the fair market value of the underlying stock at the date of grant or as related to subsequent modifications to option grants to employees and directors. For the three months ended June 30, 2005, the Company's total stock-based compensation expense was $867,518 including an expense of $1,036,959 for awards valued pursuant to SFAS No. 123 and income of $169,441 for modification of awards valued pursuant to APB No. 25.

(8)   Earnings Per Share

      The following is a reconciliation of basic net loss per share to diluted net loss per share:

                                            THREE MONTHS ENDED
                                                 JUNE 30,
                                        -------------------------
                                            2006          2005
                                        -----------   -----------
Net loss to common stockholders         $(1,342,429)  $(9,144,114)
                                        ===========   ===========
Weighted average shares outstanding -
  basic and diluted                      19,576,163    18,663,485
                                        ===========   ===========
Basic and diluted net loss per common
  share                                 $     (0.07)  $     (0.49)
                                        ===========   ===========

      Options for 4,813,977 and 5,059,809 shares and warrants for 1,133,142 and 655,356 shares have not been included in the computation of diluted net loss per common share for the three months ended June 30, 2006 and 2005, respectively, as their effect would be antidilutive.

(9)   Supplemental Cash Flow Information

      For purposes of the statement of cash flows, all highly liquid investments with a maturity date of three months or less are considered to be cash equivalents.

Three months ended June 30,                       2006       2005
---------------------------------------------   --------   --------
Non-cash financing and investing activities:
Purchase of equipment through a capital lease   $  3,281   $     --
Cash paid for:
Interest                                         115,067    375,924

(10)  Economic Dependence and Segment Information

      The Company has one operating segment and sells to customers throughout the United States and 14 other countries. For the three months ended June 30, 2006 and 2005, the Company's gross sales were $8,734,538 and $10,703,035, respectively. Gross sales derived from foreign countries were approximately $1,119,536 and $1,091,565 representing 13% and 10% of total sales for the three months ended June 30, 2006 and 2005, respectively. Gross sales are attributed to individual countries based on the customer's shipping address. The Company has no long-term assets located outside of the United States.

      The following table sets forth the percentage of foreign gross sales to each country, which accounted for 10% or more of the Company's foreign gross sales for the three months ended June 30, 2006 and 2005:

              Percentage of Gross Foreign Sales
                 Three Months Ended June 30,
              ---------------------------------
Country               2006     2005
-------               ----     ----
Canada                66.0%    45.4%
Puerto Rico           15.8%    30.0%

      The Company had two customers that accounted for approximately 22% of gross sales for the three months June 30, 2006. There were no customers whose balance outstanding was greater than 10% of accounts receivable as of June 30, 2006. The Company had one customer that accounted for approximately 12% of sales in the three months ended June 30, 2005. As of June 30, 2005, the amount due from this customer was approximately 10% of the balance of accounts receivable.

      For the three months ended June 30, 2006, the Company purchased nearly 100% of its inventory for sale to customers from Schreiber. For the three months ended June 30, 2005, the Company did not have any supplier that comprised more than 10% of total raw material purchases.

(11)  Subsequent Events

      Effective July 31, 2006, the Company entered into a lease termination agreement with its landlord, CLP Industrial Properties, regarding its unused leased distribution facilities whereby the landlord released the Company from $1,068,869 in future payment obligations from August 1, 2006 through July 31, 2009 under the terms of its current operating lease, in exchange for a termination fee of $228,859 payable as follows: $128,859 upon the effective date, followed by payments of $75,000 and $25,000 thirty and forty-five days thereafter, respectively.

      On August 7, 2006, the Board of Directors the Company appointed two new directors, Mr. Peter J. Jungsberger and Mr. Robert S. Mohel. As a result of these appointments, all vacancies on the Company's Board of Directors have been filled. The current Board consists of three independent directors (including Messrs. Jungsberger and Mohel) and two inside directors. Upon their appointment, the Board of Directors issued to each Mr. Jungsberger and Mr. Mohel an option to purchase up to 100,000 shares of the Company's common stock with an exercise price of $0.45 (110% of the $.041 market price as quoted on the OTC Bulletin Board on August 7, 2006). The options are immediately vested and expire on August 7, 2011.

                         GALAXY NUTRITIONAL FOODS, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Information in this Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to enhance a reader's understanding of the financial condition, changes in financial condition and results of operations of our company. This MD&A is a supplement to and should be read in conjunction with our financial statements and notes thereto appearing elsewhere in this report. This Form 10-Q & MD&A contain forward-looking statements within the meaning of the federal securities laws that relate to future events or our future financial performance. These forward-looking statements are based on our current expectations, estimates and projections about our industry, management's beliefs and certain assumptions made by our company. Words such as "anticipate," "expect," "intend," "plan," "believe," "seek," "project," "estimate," "may," "will," "could," "should," "potential," or "continue" or the negative or variations of these words or similar expressions are intended to identify forward-looking statements. Additionally, these forward-looking statements include, but are not limited to statements regarding:

      o     Improving cash flows from operations;

      o     Marketing our existing products and those under development;

      o     Our estimates of future revenue and profitability;

      o Our expectations regarding future expenses, including cost of goods sold, delivery, selling, general and administrative, research and development expenses, and disposal costs;

      o Our estimates regarding capital requirements and our needs for additional financing; and

      o     Competition in our market.

Although we believe that these forward-looking statements are reasonable at the time they are made, these statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially from our historical results and those expressed or forecasted in any forward-looking statements as a result of a variety of factors, including those set forth under "Risk Factors" and elsewhere in, or incorporated by reference into, this Form 10-Q. We are not required and undertake no obligation to publicly update or revise any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

Terms such as "fiscal 2007" or "fiscal 2006" refer to our fiscal years ending March 31, 2007 and 2006, respectively. Terms such as "first quarter," "second quarter," "third quarter," or "fourth quarter" refer to the fiscal quarters ending June 30, September 30, December 31, or March 31, respectively.

This MD&A contains the following sections:

      o     Business Environment

      o     Basis of Presentation

      o     Critical Accounting Policies

      o     Results of Operations

      o     Liquidity and Capital Resources

      o     Recent Accounting Pronouncements

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

The fiscal 2006 marketing campaign provided valuable insight as to what types of marketing efforts produced short-term and long-term benefits for brand recognition and accomplished our goal of increasing consumer education in order to broaden the consumer base within the cheese alternative category. We are using the results from fiscal 2006, to focus the fiscal 2007 marketing campaign as we enter the year as a branded marketing company.

Recent Material Developments

      Debt Refinancing

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

Pursuant to a Note Purchase Agreement dated July 19, 2006, we issued a new unsecured convertible note for $2,685,104 (the "Convertible Note") to Frederick
A. DeLuca, a greater than 10% shareholder. The proceeds from the Convertible Note were used to repay or refinance $2,400,000 in unsecured promissory notes that matured on June 15, 2006 (including one such note in the principal amount of $1,200,000 owned by Mr. DeLuca) and a $285,104 registration rights penalty owed to Mr. DeLuca.

See Debt Financing under Liquidity and Capital Resources for additional information on the above refinancing.

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

      o In December 2005, we ceased to use the manufacturing portion of our main leased facility in Orlando, Florida where our administrative offices are located, but we plan to stay in this location through the end of our lease in November 2006. If the lease is not terminated sooner, future lease payments due on this facility are approximately $267,000 for the balance of the term. Effective April 15, 2006 through October 31, 2006, we entered into a sublease agreement for a portion of our unused manufacturing facility and parking spaces whereby we expect to receive approximately $83,901 in rental income to offset our lease payment obligations in fiscal 2007.

      o In December 2005, we abandoned our distribution facility that had a lease termination date of July 31, 2009. Effective July 31, 2006, we entered into a lease termination agreement with our landlord, CLP Industrial Properties, regarding our unused leased distribution facilities whereby the landlord released us from $1,068,869 in future payment obligations from August 1, 2006 through July 31, 2009 under the terms of our current operating lease, in exchange for a termination fee of $228,859.

      o We eliminated 104 employee positions related to the manufacturing and distribution of our products and created 2 new employee positions. We now maintain 30 full time positions.

      o We used the proceeds from the sale of our manufacturing equipment to reduce a substantial portion of our outstanding debt and liabilities. Repayment of these liabilities will result in annual interest savings in excess of $800,000.

      o We will no longer have the carrying value of inventory nor need to use asset based financing to support the production of inventory. In the recent past, we averaged 50 to 60 days of sales in inventory.

      o We anticipate substantial savings on delivery charges related to the distribution of our products to our customers. In the first quarter of fiscal 2007, delivery expenses amounted to 3% of net sales compared to 6% of net sales in the first quarter of fiscal 2006.

      o We anticipate substantial savings on costs of goods sold and improved gross margins as a result of reduced overhead and lower material costs In the first quarter of fiscal 2007, gross margin was approximately 35% of net sales compared to 23% of net sales in the first quarter of fiscal 2006.

Measurements of Financial Performance

We focus on several items in order to measure our performance. We are working towards obtaining positive trends in the following areas:

      o     Operating cash flow

      o     Gross margin in dollars and % of gross sales

      o Operating income excluding non-cash compensation related to stock based transactions, disposal costs and fixed asset impairment charges

      o EBITDA excluding non-cash compensation related to stock based transactions, disposal costs and fixed asset impairment charges

      o     Liquidity

      o Key financial ratios (such as accounts receivable and accounts payable turnover ratios)

Basis Of Presentation

We have incurred substantial losses in recent years and, as a result, have a stockholders deficit of $3,591,259 as of June 30, 2006. Losses for the years ended March 31, 2006, 2005 and 2004 were $24,148,553, $3,859,783 and $3,299,277, respectively. Additionally, we received a report from our independent accountants relating to our audited financial statements as of March 31, 2006 containing a paragraph stating that because we were then in default of our notes payable, had suffered recurring losses from operations and at March 31, 2006 had deficiencies in working capital and equity, there was substantive doubt as to our ability to continue as a going concern. Our ability to continue as a going concern depended upon successfully obtaining sufficient cash resources to refinance our $2.4 million of unsecured notes payable that matured on June 15, 2006 and obtaining positive cash flow from operations to sustain normal business operations.

Our current business plan eliminates certain low margin private label and Galaxy imitation business from our sales mix. The elimination of these low margin items and the elimination of excess overhead that was part of our former manufacturing operations should continue to result in higher gross margins with lower operating costs and produce positive cash flows from operations in fiscal 2007.

As a result of the successful refinancing of the $2.4 million short-term notes and line of credit for our receivables financing and the positive cash flow that we are currently experiencing from operations, we believe that we have sufficient cash resources to meet our current liquidity needs. Therefore, our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America assuming that we will continue on a going concern basis. This assumes the realization of assets and the satisfaction of liabilities in the normal course of business.

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

Management has discussed the selection of critical accounting policies and estimates with our Board of Directors and the Board of Directors has reviewed our disclosure relating to critical accounting policies and estimates in this quarterly report on Form 10-Q. Our significant accounting policies are described in Note 1 to our financial statements for fiscal 2006. The critical accounting policies used by management and the methodology for its estimates and assumptions are as follows:

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

Based on the age of the receivable, cash collection history and past dilution in the receivables, we make an estimate of our anticipated bad debt, anticipated future authorized deductions due to current period activity and anticipated collections on non-authorized amounts that customers have currently deducted on past invoices. Based on this analysis, we reserved $994,000 and $2,612,000 for known and anticipated future credits and doubtful accounts at June 30, 2006 and 2005, respectively. The reserve was higher at June 30, 2005 primarily due to the $1.6 million bad debt reserve related to one customer. We believe that this estimate is reasonable, but there can be no assurance that our estimate will not change given a change in economic conditions or business conditions within the food industry, our individual customer base or our Company.

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

On June 16, 2006, Mr. Morini failed to repay the non-recourse note obligation to our Company. The 2,914,286 shares being held as collateral were deemed to be no longer outstanding and thus considered as treasury stock. Based upon the $0.42 closing price of our common stock as quoted on the OTC Bulletin Board on June 16, 2006, the shares had an approximate value of $1,224,000 on such date. Accordingly, we recorded an additional expense of $1,428,000 in the three months ended June 30, 2006 in order to record the additional decline in the value of the shares from its $2,652,000 value as of March 31, 2006. As of June 30, 2006, the value of the Shares is reflected in treasury stock.

Deferred Taxes

Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. We have reserved our net deferred tax assets in full.

Valuation of Non-Cash Compensation

Effective April 1, 2006, we adopted SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123R"). SFAS No. 123R requires companies to measure the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant-date fair value of the award and to recognize it as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period.

SFAS No. 123R applies to new awards and to awards modified, repurchased, or cancelled after the effective date, as well as to the unvested portion of awards outstanding as of the effective date. We use the Black-Scholes model to value our new stock option grants under SFAS No. 123R, applying the "modified prospective method" for existing grants which requires us to value stock options prior to our adoption of SFAS No. 123R under the fair value method and expense the unvested portion over the remaining vesting period. SFAS No. 123R also requires us to estimate forfeitures in calculating the expense related to stock-based compensation. In addition, SFAS No. 123R requires us to reflect cash flows resulting from the tax benefits related to tax deductions in excess of the compensation cost recognized for those options to be classified as a cash inflow from financing activities and a cash outflow from operating activities.

Prior to April 1, 2006 and beginning April 1, 2003, we accounted for stock awards granted to employees under the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," and applied SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," prospectively to all employee awards granted on or after April 1, 2003. Prior to April 1, 2003, we accounted for stock awards granted to employees under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees, and related Interpretations." As a result, no compensation expense was previously recognized for stock options granted to employees prior to April 1, 2003 other than as related to option grants to employees and directors below the fair market value of the underlying stock at the date of grant or as related to subsequent modifications to option grants to employees and directors.

The Black-Scholes model requires subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The risk-free rate is based on the U.S Treasury rates in effect during the corresponding period of grant. Expected volatilities are based on the historical volatility of our stock. In the past, we input the expected life of options granted as the contractual life of the options granted. For any new awards, we will input the expected term of options granted based on information derived from historical data on employee exercises and post-vesting employment termination behavior. There is no expected dividend yield. These factors could change in the future, which would affect the stock-based compensation expense in future periods. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

Results of Operations

                                3-Months Ended June 30,               2006    2005
                     ---------------------------------------------   -------------
                                                  $           %       % of    % of
                        2006        2005       Change      Change    Sales   Sales
                     ---------   ---------   ----------   --------   -----   -----
Net Sales            7,832,562   9,851,153   (2,018,591)   -20.5%    100.0%  100.0%
Cost of Goods Sold   5,075,212   7,582,855   (2,507,643)   -33.1%     64.8%   77.0%
                     ---------   ---------   ----------    ------    -----   -----
Gross Margin         2,757,350   2,268,298      489,052     21.6%     35.2%   23.0%
                     =========   =========   ==========    ======    =====   =====

Sales

For the three months ended June 30, 2006 and 2005, our gross sales were $8,734,538 and $10,703,035, respectively. The following chart sets forth the percentage of gross sales derived from our product brands during the three months ended June 30, 2006 and 2005:

                                    Percentage of Gross Sales
                                   Three Months Ended June 30,
                                   ---------------------------
Brand                                    2006    2005
-----                                    ----    ----
Veggie                                   55.3%   50.1%
Private Label, Imitation & Other         24.5%   33.4%
Rice                                     10.6%    7.4%
Veggy                                     4.1%    4.6%
Wholesome Valley Organic                  2.8%    2.7%
Vegan                                     2.7%    1.8%

Net sales, after discounts, returns and allowances, in the first quarter of fiscal 2007 decreased 20% from net sales in fiscal 2006 due to the elimination of certain private label and Galaxy imitation products.

During fiscal 2007, we plan to continue to reduce marginally profitable private label and Galaxy imitation sales, which we believe will improve our gross margins. Additionally, we plan to increase the effectiveness of our price based promotions in fiscal 2007 to generate higher sales on our branded products. We anticipate that our sales in fiscal 2007 will continue to be lower than sales in fiscal 2006 due to our specific focus to eliminate marginally profitable private label and other products.

Cost of Goods Sold

Cost of goods sold was approximately 65% of net sales in the first quarter of fiscal 2007 compared to 77% of net sales for the first quarter of fiscal 2006. This sharp decrease in cost of goods sold is primarily due to the elimination of production overhead through the outsourcing of our manufacturing operations in November 2005 as discussed under Recent Material Developments. Our production overhead was substantially higher than the current processing fee charged for the production of our products due to an 85% underutilization of our manufacturing equipment and facilities.

We anticipate that the cost of goods sold will remain improved over prior year levels as a result of the outsourcing arrangement with Schreiber. However, actual results could differ from our expectations.

Gross Margin

Despite a $2 million decline in sales, gross margin dollars in the first quarter of fiscal 2007 was approximately $489,000 higher than in the first quarter of fiscal 2006 due to the elimination of certain low margin private label and Galaxy imitation business, the change in our product mix and the reduction in excess overhead. Our anticipated higher margin sales combined with our lower overhead burden, should produce higher gross margins in dollars and as a percentage of sales throughout fiscal 2007.

EBITDA

We utilize certain GAAP measures such as Operating Income and Net Income and certain non-GAAP measures, in order to compute key financial measures that are reviewed by management, lenders and investors in order to effectively review our current on-going operations and analyze trends related to our financial condition and results of operations. Additionally, these measures are key factors upon which we prepare our budgets and forecasts, and calculate bonuses. In our calculation of key financial non-GAAP measures for adjusted Operating Income, adjusted Net Income and adjusted EBITDA, we exclude items such as non-cash compensation related to stock based transactions, disposal costs and fixed asset impairment and disposal charges. These adjusted measures are not in accordance with, or an alternative for, generally accepted accounting principles and may be different from non-GAAP measures reported by other companies.

EBITDA, (a non-GAAP measure):

                                              3-Months Ended June 30,                2006    2005
                                   ----------------------------------------------   -------------
                                                                  $          %       % of    % of
                                      2006         2005        Change     Change    Sales   Sales
                                   ----------   ----------   ----------   -------   -----   -----
Gross Margin                        2,757,350    2,268,298      489,052     21.6%    35.2%   23.0%
                                   ----------   ----------   ----------   ------    -----   -----
Operating Expenses:
Selling                               965,979      936,245       29,734      3.2%    12.3%    9.5%
Delivery                              246,542      615,471     (368,929)   -59.9%     3.1%    6.2%
General and administrative,
  including $5,830 and $867,518
  non-cash stock compensation(1)      984,862    1,667,472     (682,610)   -40.9%    12.6%   16.9%
Research and development               42,334       91,042      (48,708)   -53.5%     0.5%    0.9%
Reserve on stockholder note
  receivable(2)                     1,428,000           --    1,428,000    100.0%    18.2%    0.0%
Cost of disposal activities(2)        101,744      189,069      (87,325)   -46.2%     1.3%    1.9%
Impairment of fixed assets(2)              --    7,896,554   (7,896,554)  -100.0%     0.0%   80.2%
  (Gain)/loss on disposal of
  assets                              (12,824)        (636)     (12,188)  1916.4%    -0.2%    0.0%
                                   ----------   ----------   ----------   ------    -----   -----
Total operating expenses            3,756,637   11,395,217   (7,638,580)   -67.0%    48.0%  115.7%
                                   ----------   ----------   ----------   ------    -----   -----
Loss from Operations(3)              (999,287)  (9,126,919)   8,127,632    -89.1%   -12.8%  -92.6%
Other Income (Expense), Net
Interest expense, net                (343,142)    (357,195)      14,053     -3.9%    -4.4%   -3.6%
Gain (loss) on FV of warrants              --      340,000     (340,000)  -100.0%     0.0%    3.5%
                                   ----------   ----------   ----------   ------    -----   -----
Total                                (343,142)     (17,195)    (325,947)  1895.6%    -4.4%   -0.2%
                                   ----------   ----------   ----------   ------    -----   -----
NET LOSS                           (1,342,429)  (9,144,114)   7,801,685    -85.3%   -17.1%  -92.8%
Interest expense, net                 343,142      357,195      (14,053)    -3.9%     4.4%    3.6%
Depreciation                           52,822      539,103     (486,281)   -90.2%     0.7%    5.5%
                                   ----------   ----------   ----------   ------    -----   -----
EBITDA, (a non-GAAP measure)         (946,465)  (8,247,816)   7,301,351    -88.5%   -12.1%  -83.7%
                                   ==========   ==========   ==========   ======    =====   =====

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

(2) In our calculation of key financial measures, we exclude the reserve on stockholder note receivable, disposal costs and fixed asset impairment charges because we believe that these items do not reflect expenses related to our current on-going operations. See below for a detailed description of these items.

(3) Operating Loss has decreased due the changes in non-cash compensation related to stock-based transactions as discussed below under general and administrative, and certain non-standard expenses such as the reserve on stockholder note receivable, disposal costs and fixed asset impairment charges related to the Asset Purchase Agreement and the Supply Agreement with Schreiber as discussed under Recent Material Developments.

Selling

Selling expense is partly a function of sales through variable costs such as brokerage commissions and promotional costs along with certain fixed costs for employee salaries and benefits and marketing campaigns. Our selling expense typically averages between 12% and 13% of net sales. Selling expenses were lower in the first quarter of fiscal 2006 compared to the typical quarterly average, as experienced in the first quarter of fiscal 2007, due to lower advertising and promotion costs that were delayed until the future quarters of fiscal 2006.

We expect fixed selling expenses for advertising and market research in fiscal 2007 to be nearly the same level as in fiscal 2006, but with a more focused use of funds. We sell our products through our internal sales force and an independent broker network.

Delivery

Delivery expense is primarily a function of sales, and historically ranged from approximately 5% to 6% of net sales. In fiscal 2007, delivery expense decreased to 3% of net sales due to our Supply Agreement with Schreiber. The Supply Agreement fixed the delivery charges based on a per pound rate that was lower than our historical delivery cost per pound. However, this rate can be adjusted by the parties as agreed upon from time to time.

Due to the Supply Agreement, we anticipate additional savings on delivery charges related to the distribution of our products to our customers in fiscal 2007 as compared to fiscal 2006.

General and administrative

During the first quarter of fiscal 2007, general and administrative expenses decreased approximately $683,000 compared to the first quarter of fiscal 2006 due to a reduction of approximately $862,000 in non-cash compensation related to stock-based transactions, as detailed below, offset by increases of $56,000 in consulting fees and $46,000 in additional legal fees due to our review of strategic alternatives (including the potential sale of our Company that was abandoned in April 2006).

Excluding the effects of non-cash compensation related to stock-based transactions, which cannot be predicted, we anticipate that general and administrative expenses will decrease on an annual basis due to the non-recurrence of the highly intensive consulting, legal and audit services related to major contracts, review of strategic alternatives and additional SEC filings that were required in fiscal 2006. Additionally, we do not anticipate the occurrence of liquidated damages related to stock registration that were incurred in fiscal 2006.

The reduction of $861,688 in non-cash compensation related to stock-based transactions included in general and administrative expenses was a result of the following:

      Effective April 1, 2006, SFAS No. 123R applies to new awards and to awards modified, repurchased, or cancelled after the effective date, as well as to the unvested portion of awards outstanding as of the effective date. We use the Black-Scholes model to value our new stock option grants under SFAS No. 123R, applying the "modified prospective method" for existing grants which requires us to value stock options prior to our adoption of SFAS No. 123R under the fair value method and expense the unvested portion over the remaining vesting period. For the three months ended June 30, 2006, our total stock-based compensation expense was $5,830.

      Prior to April 1, 2006 and beginning April 1, 2003, we accounted for stock awards granted to employees under the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," and applied SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," prospectively to all employee awards granted on or after April 1, 2003. Prior to April 1, 2003, we accounted for stock awards granted to employees under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees, and related Interpretations" ("APB No. 25"). As a result, no compensation expense was previously recognized for stock options granted to employees prior to April 1, 2003 other than as related to option grants to employees and directors below the fair market value of the underlying stock at the date of grant or as related to subsequent modifications to option grants to employees and directors. For the three months ended June 30, 2005, our total stock-based compensation expense was $867,518 including an expense of $1,036,959 for awards valued pursuant to SFAS No. 123 and income of $169,441 for modification of awards valued pursuant to APB No. 25.

Reserve on stockholder note receivable

In June 1999, in connection with an amended and restated employment agreement for Angelo S. Morini, our Founder, stockholder and a member of our Board of Directors, we consolidated two full-recourse notes receivable ($1,200,000 from November 1994 and $11,572,200 from October 1995) related to his purchase of 2,914,286 shares of our common stock into a single stockholder note receivable in the amount of $12,772,200 that was due on June 15, 2006. This stockholder note receivable was non-interest bearing and non-recourse and was secured by the 2,914,286 shares of our common stock (the "Shares").

On June 16, 2006, Mr. Morini failed to repay the non-recourse note obligation to our Company. The 2,914,286 shares being held as collateral were deemed to be no longer outstanding and thus considered as treasury stock. On June 20, 2006, we delivered notice to Mr. Morini that we intended to exercise our rights to the Shares and retain all the Shares in full satisfaction of his obligations under the stockholder note receivable. On July 6, 2006, Mr. Morini consented to our acceptance of the Shares in full satisfaction of his obligations under the stockholder note receivable. Based upon the $0.42 closing price of our common stock as quoted on the OTC Bulletin Board on June 16, 2006, the Shares had an approximate value of $1,224,000 on such date. Accordingly, we recorded an additional expense of $1,428,000 in the three months ended June 30, 2006 in order to record the additional decline in the value of the Shares from its $2,652,000 value as of March 31, 2006. As of June 30, 2006, the value of the Shares is reflected in treasury stock. In July 2006, we cancelled the Shares along with our other 30,443 treasury shares.

Although this expense resulted in a material loss to our operations, it does not have any affect on the balance sheet since the stockholder note receivable was already shown as a reduction to Stockholders' Deficit.

Cost of disposal activities

We are accounting for the costs associated with the Schreiber transactions in accordance with SFAS No. 146, "Accounting for Costs Associated with an Exit or Disposal Activity," because the arrangements were planned and controlled by management and materially change the manner in which our business will be conducted. In accordance with SFAS No. 146, costs associated with disposal activities should be reported as a reduction of income from operations. During the year ended March 31, 2006, all 104 employee positions related to the manufacturing and distribution of our products were eliminated. The remaining employee termination costs are expected to be paid in fiscal 2007. In December 2005, we abandoned our distribution facility and the production portion of our administrative facility and accrued $396,197 related to abandonment of these facilities. This amount was calculated as the present value of the remaining lease rentals, reduced by the estimated market value of sublease rentals. The actual expense will exceed this estimate for the time that we do not sublease these facilities. Other exit costs consist primarily of legal and professional fees related to the disposal activities and maintenance costs on the abandoned facilities.

We report disposal costs for the period as Costs of Disposal Activities in the Statement of Operations. A summary of the total disposal costs incurred is as follows:

                                     Employee
                                    Termination      Excess     Other Exit
                                       Costs       Facilities      Costs        Total
                                    -----------   -----------   ----------   ----------
Three Months Ended June 30, 2005      $     --      $     --     $189,069    $  189,069
                                      ========      ========     ========    ==========
Three Months Ended June 30, 2006            --        88,955       12,789       101,744
                                      ========      ========     ========    ==========
Total Costs Incurred from
  inception through June 30, 2006     $451,002      $607,434     $689,798    $1,748,234
                                      ========      ========     ========    ==========

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

All assets continued to be used and depreciated under Property and Equipment until the sale of substantially all of our production machinery and equipment on December 8, 2005. For the three months ended June 30, 2006, we recorded a $12,824 gain on the sale of assets sold or abandoned after production ceased in December 2005.

We have reclassified our remaining assets available for sale as Assets Held for Sale in the Balance Sheet and expect to sell these remaining assets by September 2006. We have estimated the fair value of these assets to be $56,200. Any difference between the actual proceeds received and this estimated fair value will be recognized as a gain or loss on the sale of assets in the period that they are sold.

Other income and expense

Interest expense decreased approximately $14,000 or 4% in the first quarter of fiscal 2007 compared to the first quarter of fiscal 2006. In the first quarter of fiscal 2007, we saw interest expense related to our debt facilities decrease by approximately $212,000 due to the lower principal balances and the payment in full of our property taxes with the proceeds from the sale of our manufacturing equipment to Schreiber. This decrease was offset by an increase in the amortization of loan costs and non-cash debt discounts. The amortization of loan costs increased by approximately $74,000 due to additional loan fees charged by our lenders. Additionally, pursuant to several Note and Warrant Purchase Agreements entered into in fiscal 2006, we issued warrants to purchase up to 600,000 shares of our common stock. We recorded the $444,731 initial fair value of the warrants as a discount to debt. In the first quarter of fiscal 2007, we amortized the remaining balance of $126,979 of this non-cash debt discount as interest expense.

Several of our loans facilities accrue interest based on a variable prime plus rate. Due to the increases in the prime rate (currently at 8.25%), we will experience higher interest rates in fiscal 2007 as compared to fiscal 2006 (in which the prime rate averaged 6.7%). However, we anticipate that our interest expense will decrease nearly 50% in fiscal 2007, despite the higher interest rates, due to lower debt balances and the completion of the non-cash debt discount amortization in June 2006 as discussed above.

In accordance with EITF 00-19, if a contract requires settlement in registered shares, then we may be required to record the value of the securities as a liability and/or temporary equity. Any changes in the fair value of the securities based on the Black-Scholes pricing model after the initial valuation are marked to market during reporting periods. During the first quarter of fiscal 2006, we recorded a gain on the fair value of warrants of $340,000 related to the change in the fair values of the warrants during the period. Since the warrants were exercised in June 2005, there was no adjustment for these warrants in the first quarter of fiscal 2007.

Liquidity And Capital Resources

3-Months Ended June 30,                      2006       2005       $ Change   % Change
----------------------------------------   -------   ----------   ---------   --------
Cash from (used in) operating activities   287,208   (1,403,404)  1,690,612    -120.5%
Cash from (used in) investing activities   (22,920)     (60,650)     37,730     -62.2%
Cash from (used in) financing activities    19,268      902,272    (883,004)    -97.9%
                                           -------   ----------   ---------    ------
Net increase (decrease) in cash            283,556     (561,782)    845,338    -150.5%
                                           =======   ==========   =========    ======

Future Capital Needs

Our current business plan eliminates certain low margin private label and Galaxy imitation business from our sales mix. The elimination of these low margin items and the elimination of excess overhead that was part of our former manufacturing operations should continue to result in higher gross margins with lower operating costs and produce positive cash flows from operations in fiscal 2007. With the reduction in overall debt and property taxes, we expect to see annual interest savings in excess of $800,000 in fiscal 2007. Additionally, we anticipate improved gross margins to provide over $1 million in additional cash in fiscal 2007.

As a result of the successful refinancing of the $2.4 million short-term notes and credit available for our receivables financing and the positive cash flow that we are currently experiencing from operations, we believe that we have sufficient cash resources to meet our current liquidity needs.

Operating and Investing Activities

We completed the sale of substantially all of our manufacturing and production equipment and fully implemented the outsourcing of our production to Schreiber in December 2005. Without the cash-flow burden of carrying inventory and higher operating expenses due to excess plant capacity, we are experiencing improved cash flows from operations from the higher margins and faster collections on accounts receivable. We are continually reviewing our accounts receivable collection practices in order to maximize cash flow from operations.

Cash used in investing activities primarily related to additional security deposits that we paid in the first quarter of fiscal 2007 for our leased facilities and a small amount of proceeds received on the sale of our remaining assets held for sale. In the first quarter of fiscal 2006, cash used in investing activities primarily related to our purchase of office and manufacturing equipment. We do not anticipate any large capital expenditures during fiscal 2007. However, it may be necessary to pay additional deposits or leasehold improvements when we move our administrative offices in the third quarter of fiscal 2007.

Financing Activities

3-Months Ended June 30,                  2006       2005
------------------------------------   -------   ---------
Net borrowings (payments) on line of
credit and bank overdrafts              42,117    (180,706)
Payments of debt and capital leases    (22,849)   (648,582)
Issuances of stock                          --   1,731,560
                                       -------   ---------
Cash from financing activities          19,268     902,272
                                       =======   =========

     Debt Financing

     Secured Borrowings

On June 23, 2006, we entered into a Receivables Purchase Agreement with Systran Financial Services Corporation, a subsidiary of Textron Financial Corporation ("Systran"), whereby Systran will provide financing to our Company through advances against certain trade receivable invoices due to our Company (the "Systran Agreement"). The Systran Agreement is secured by our accounts receivable and all other assets. Generally, subject to a maximum principal amount of $3,500,000 which can be borrowed under the Systran Agreement, the amount available for borrowing is equal to 85% of our eligible accounts receivable invoices less a dilution reserve and any required fixed dollar reserves. The dilution and fixed dollar reserves have been initially set at 7% and $100,000, respectively. Advances under the Systran Agreement bear interest at a variable rate equal to the prime rate plus 1.5% per annum (9.75% on June 30, 2006). We paid a one-time closing fee of $35,000 and are also obligated to pay a $1,500 monthly service fee. The initial term of the Systran Agreement ends on June 23, 2009 and may renew automatically for consecutive twelve-month terms unless terminated sooner.

On June 23, 2006, Systran advanced $2,379,262 under the Systran Agreement of which $1,839,086 was used to pay in full and terminate our obligations under our line of credit with Textron Financial Corporation which was to terminate on June 27, 2006.

     Related Party Notes Payable

Pursuant to a Note and Warrant Purchase Agreement dated September 12, 2005, we received $1,200,000 as a loan from Mr. Frederick A. DeLuca, a greater than 10% shareholder. In October 2005, pursuant to several Note and Warrant Purchase Agreements dated September 28, 2005, we received a $600,000 loan from Conversion Capital Master, Ltd., a $485,200 loan from SRB Greenway Capital (Q.P.), L.P., a $69,600 loan from SRB Greenway Capital, L.P. and a $45,200 loan from SRB Greenway Offshore Operating Fund, L.P. The combined total of these loans was $2,400,000. The loans were evidenced by unsecured promissory notes (the "Notes") held by the above referenced parties (the "Note Holders"). The Notes required monthly interest-only payments at 3% above the bank prime rate of interest per the Federal Reserve Bank and matured on June 15, 2006.

We did not have the short-term liquidity to pay our related party Note Holders on the $2.4 million Notes that matured on June 15, 2006 in accordance with their original terms. We received a letter on June 20, 2006 from all the Note Holders, other than Mr. DeLuca, notifying the Company that its failure to pay the amounts due and owing on the maturity date constitutes a default under $1.2 million of the Notes held by those Note Holders. Pursuant to the terms of the Notes, since we did not cure the default within 10 days after receipt of the notice of default, we were obligated to pay interest at the default rate of 8% above the Prime Rate beginning July 1, 2006. We amortized the final $126,979 of debt discount costs related to the above transaction in the three months ended June 30, 2006.

Pursuant to a Note Purchase Agreement dated July 19, 2006, we issued a new unsecured convertible note for $2,685,104 (the "Convertible Note") to Mr. DeLuca. The proceeds from the Convertible Note were used to repay or refinance the above mentioned $2.4 million Notes that matured on June 15, 2006 and a $285,104 registration rights penalty owed to Mr. DeLuca. The Convertible Note accrues interest at 12.5% per annum. No interest or principal payments are required under the Convertible Note until its maturity in fifteen months on October 19, 2007. Principal, together with any accrued and unpaid interest, on the Convertible Note is convertible at any time prior to payment into shares of our common stock at a conversion price of $0.35 per share. The market price of our common stock as quoted on the OTC on July 19, 2006 was $0.28. As additional consideration for making the loan, we issued Mr. DeLuca a warrant (the "Warrant") to purchase up to 200,000 shares of our common stock at an exercise price equal to $0.35 per share. The Warrant is fully vested and can be exercised on or before the expiration date of July 19, 2009. In July 2006, we recorded the $18,000 fair value of the Warrant as a discount to debt that will be amortized from July 2006 through October 2007.

Recent Accounting Pronouncements

In July 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of this standard on our financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk results primarily from fluctuations in interest rates. The interest rate on our outstanding debt to Systran as of June 30, 2006 is floating and based on the prevailing market interest rate. For market-based debt, interest rate changes generally do not affect the market value of the debt but do impact future interest expense and hence earnings and cash flows, assuming other factors remain unchanged. A theoretical 1% increase or decrease in market rates in effect on June 30, 2006 with respect to our debt as of such date would increase or decrease interest expense and hence reduce or increase the net income of our Company by approximately $21,000 per year or $5,250 per quarter.

Our sales during the quarters ended June 30, 2006 and 2005, which were denominated in a currency other than U.S. Dollars, were less than 5% of gross sales and no net assets were maintained in a functional currency other than U.
S. Dollars during such periods. While we believe that the effects of changes in foreign currency exchange rates have not historically been significant to our operations or net assets, we are unable to forecast the effects that foreign currency exchange rates may have on our future operations.

Item 4. Controls and Procedures

As of June 30, 2006, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer ("CEO"), and the Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures to insure that we record, process, summarize and report in a timely and effective manner the information required to be disclosed in reports filed with or submitted to the Securities and Exchange Commission. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective in timely bringing to their attention material information related to our Company required to be included in our periodic Securities and Exchange Commission filings. During the quarter ended June 30, 2006, there were no changes in our internal controls over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect those controls.

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

In addition to the other information in this Form 10-Q and risk factors previously disclosed in our Annual Report on Form 10-K for the year ended March 31, 2006, the following are some of the factors as of August 11, 2006, that could cause our Company's actual results to differ materially from the expected results described in or underlying our Company's forward-looking statements. These factors should be considered carefully while evaluating our business and prospects. If any of the following risks actually occur, they could seriously harm our business, financial condition, results of operations or cash flows.

We have incurred significant losses.

We have incurred substantial losses in recent years and, as a result, have a stockholders deficit of $3,591,259 as of June 30, 2006. Losses for the years ended March 31, 2006, 2005 and 2004 were $24,148,553, $3,859,783 and $3,299,277, respectively. We received a report from our independent accountants relating to our audited financial statements as of March 31, 2006 containing a paragraph stating that because we were then in default of our notes payable, had suffered recurring losses from operations and at March 31, 2006 had deficiencies in working capital and equity, there was substantive doubt as to our ability to continue as a going concern. Our ability to continue as a going concern depended upon successfully obtaining sufficient cash resources to refinance our $2.4 million of unsecured notes payable that matured on June 15, 2006 and obtaining positive cash flow from operations to sustain normal business operations.

Pursuant to a Note Purchase Agreement dated July 19, 2006, we issued a new unsecured convertible note for $2,685,104.17 (the "Convertible Note") to Frederick A. DeLuca, a greater than 10% shareholder. The proceeds from the Convertible Note were used to repay or refinance $2,400,000 in unsecured promissory notes that matured on June 15, 2006 (including one such note in the principal amount of $1,200,000 owned by Mr. DeLuca) and a $285,104.17 registration rights penalty owed to Mr. DeLuca. The Convertible Note accrues interest at 12.5% per annum. No interest or principal payments are required under the Convertible Note until its maturity in fifteen months on October 19, 2007. Principal, together with any accrued and unpaid interest, on the Convertible Note is convertible at any time prior to payment into shares of our common stock at a conversion price of $0.35 per share. The market price of our common stock as quoted on the OTC on July 19, 2006 was $0.28. As additional consideration for making the loan, we issued Mr. DeLuca a warrant (the "Warrant") to purchase up to 200,000 shares of our common stock at an exercise price equal to $0.35 per share. The Warrant is fully vested and can be exercised on or before the expiration date of July 19, 2009.

Our current business plan eliminates certain low margin private label and Galaxy imitation business from our sales mix. The elimination of these low margin items and the elimination of excess overhead that was part of our former manufacturing operations should continue to result in higher gross margins with lower operating costs and produce positive cash flows from operations in fiscal 2007.

As a result of the successful refinancing of the $2.4 million short-term notes and line of credit for our receivables financing and the positive cash flow that we are currently experiencing from operations, we believe that we have sufficient cash resources to meet our current liquidity needs.

A private investor owns a large percentage of the outstanding shares, which could materially limit the ownership rights of investors.

As of August 11, 2006, Frederick DeLuca, a private investor, owned approximately 23% of our outstanding common stock and held warrants and a convertible note which, if exercised with accrued and unpaid interest on the convertible note as of such date and assuming the exercise of no other outstanding options or warrants, would give him ownership of approximately 48% of our outstanding common stock. Investors who purchase common stock in our Company may be unable to elect any specific members of the board of directors or exercise significant control over us or our business as a result of Mr. Deluca's ownership. Additionally, Mr. DeLuca may be able to exercise significant influence over our policies and Board composition.

Stockholders may experience further dilution.

We have a substantial number of outstanding options, warrants and a convertible note to acquire shares of common stock. As of August 11, 2006, we have a total of 14,064,784 shares reserved for issuance upon exercise of options, warrants and a convertible note that we have granted. Of this total, 7,927,665 are exercisable securities that are "in the money." "In the money" generally means that the current market price of the common stock is above the exercise price of the shares subject to the option, warrant or note conversion. The issuance of common stock upon the exercise of these options and warrants or note conversion could adversely affect the market price of the common stock or result in substantial dilution to our existing stockholders. In addition, any future securities issuances by our Company, could result in the issuance, or potential issuance, of a significant amount of equity securities that will cause substantial dilution to our stockholders, particularly given the current low trading price of our common stock.

Because we sell food products, we face the risk of exposure to product liability claims.

We, like any other seller of food products, face the risk of exposure to product liability claims in the event that our manufacturer's quality control procedures fail and the consumption of our products causes injury or illness. In July 2006, we initiated a voluntary product recall on one of our Vegan products after we discovered that the product produced by a sub-manufacturer may contain traces of undeclared milk ingredients. The recall was limited to our Vegan Parmesan Flavor Soy Topping with expiration codes between April 2007 and May 2007 of which we had sold approximately $65,000. With respect to product liability claims, our insurance may not continue to be available at a reasonable cost, or, if available, may not be adequate to cover liabilities. We generally seek contractual indemnification and insurance coverage from parties supplying us products, but this indemnification or insurance coverage is limited, as a practical matter, to the creditworthiness of the indemnifying party, and their carriers, if any, as well as the limits of any insurance provided by suppliers. If we do not have adequate insurance or contractual indemnification available, product liability claims relating to defective products could have a material adverse effect on our financial condition, results of operations and cash flows.

Item  6. Exhibits

The following exhibits are filed as part of this Form 10-Q:

Exhibit No   Exhibit Description
---------    -------------------
*      3.1   Restated Certificate of Incorporation of the Company as filed with the Secretary of State of the State of Delaware on December
             23, 2002 (Filed as Exhibit 3.2 on Form 10-Q for the fiscal quarter ended December 31, 2002.)

*      3.2   By-laws of the Company, as amended (Filed as Exhibit 3.2 to
             Registration Statement on Form S-18, No. 33-15893-NY.)

*     4.18   Securities Purchase Agreement dated as of October 6, 2004 between
             Galaxy Nutritional Foods, Inc. and Frederick A. DeLuca (Filed as
             Exhibit 4.18 on Form 8-K filed October 8, 2004.)

*     4.19   Registration Rights Agreement dated as of October 6, 2004 between
             Galaxy Nutritional Foods, Inc. and Frederick A. DeLuca (Filed as
             Exhibit 4.19 on Form 8-K filed October 8, 2004.)

*     4.20   Warrant to Purchase Securities of Galaxy Nutritional Foods, Inc.
             dated as of October 6, 2004 in favor of Frederick A. DeLuca (Filed as Exhibit 4.20 on Form 8-K filed October 8, 2004.)

*     4.21   Stock Repurchase Agreement dated as of October 6, 2004 by and among
             Galaxy Nutritional Foods, Inc., BH Capital Investments L.P. and
             Excalibur Limited Partnership (Filed as Exhibit 4.21 on Form 8-K filed October 8, 2004.)

*     4.22   Registration Rights Agreement dated as of October 6, 2004 by and among Galaxy Nutritional Foods, Inc., BH Capital Investments L.P.
             and Excalibur Limited Partnership (Filed as Exhibit 4.22 on Form
             8-K filed October 8, 2004.)

*     4.23   Warrant to Purchase Securities of Galaxy Nutritional Foods, Inc.
             dated as of October 6, 2004 in favor of BH Capital Investments L.P.
             (Filed as Exhibit 4.23 on Form 8-K filed October 8, 2004.)

*     4.24   Warrant to Purchase Securities of Galaxy Nutritional Foods, Inc.
             dated as of October 6, 2004 in favor of Excalibur Limited
             Partnership (Filed as Exhibit 4.24 on Form 8-K filed October 8,
             2004.)

*     4.25   Investor relations contract between Galaxy Nutritional Foods, Inc.
             and R.J. Falkner dated as of September 29, 2004 (Filed as Exhibit
             4.25 on Form S-3 filed March 14, 2005.)

*     4.26   Asset Purchase Agreement dated June 30, 2005 between Galaxy
             Nutritional Foods, Inc. and Schreiber Foods, Inc. (Filed as Exhibit
             4.25 on Form 8-K filed July 6, 2005.)

*     4.27   Warrant to Purchase Securities of Galaxy Nutritional Foods, Inc.
             dated July 19, 2006 in favor of Frederick A. DeLuca (Filed as
             Exhibit 4.27 on Form 8-K filed July 25, 2006.)

*     4.28   Convertible Note in the principal amount of $2,685,104.17 dated as of July 19, 2006 by Galaxy Nutritional Foods, Inc. in favor of
             Frederick A. DeLuca (Filed as Exhibit 4.26 on Form 8-K filed July
             25, 2006.)

*     10.1   Master Distribution and License Agreement dated as of May 22, 2003 between Galaxy Nutritional Foods, Inc. and Fromageries Bel S.A.
             (Filed as Exhibit 10.22 on Form 8-K filed June 2, 2003.)

*     10.2   Loan and Security Agreement dated as of May 27, 2003 between Galaxy
             Nutritional Foods, Inc. and Textron Financial Corporation (Filed as
             Exhibit 10.1 on Form 8-K filed June 2, 2003.)

*     10.3   Patent, Copyright and Trademark Collateral Security Agreement dated as of May 27, 2003 between Galaxy Nutritional Foods, Inc. and
             Textron Financial Corporation (Filed as Exhibit 10.2 on Form 8-K filed June 2, 2003.)

*     10.4   Renewal Promissory Note in the principal amount of $10.131,984.85 dated as of May 28, 2003 by Galaxy Nutritional Foods, Inc. in favor of Wachovia Bank (Filed as Exhibit 10.3 on Form 8-K filed June 2,
             2003.)

*     10.5   Renewal Promissory Note in the principal amount of $501,000.00 dated as of May 28, 2003 by Galaxy Nutritional Foods, Inc. in favor of Wachovia Bank (Filed as Exhibit 10.4 on Form 8-K filed June 2,
             2003.)

*     10.6   Amendment of Loan Agreement dated as of May 28, 2003 between Galaxy
             Nutritional Foods, Inc. and Wachovia Bank (Filed as Exhibit 10.5 on
             Form 8-K filed June 2, 2003.)

*     10.7   Amendment of Security Agreement dated as of May 28, 2003 between
             Galaxy Nutritional Foods, Inc. and Wachovia Bank (Filed as Exhibit
             10.6 on Form 8-K filed June 2, 2003.)

*     10.8   Waiver Letter from Textron Financial Corporation to the Company dated August 13, 2003 (Filed as Exhibit 10.53 on Form 10-Q for the fiscal quarter ended June 30, 2003.)

*     10.9   Second Amended and Restated Employment Agreement dated as of
             October 13, 2003 between Galaxy Nutritional Foods, Inc. and Angelo
             S. Morini (Filed as Exhibit 10.1 on Form 8-K filed October 20,
             2003.)

*    10.10   Settlement Agreement dated May 6, 2004 between Galaxy Nutritional
             Foods, Inc. and Schreiber Foods, Inc. (Filed as Exhibit 10.1 on
             Form 8-K filed May 11, 2004.)

*    10.11   Modification Letter on the Security Agreement dated as of May 21,
             2004 between Galaxy Nutritional Foods, Inc. and Wachovia Bank
             (Filed as Exhibit 10.11 on Form 10-K for the fiscal year ended
             March 31, 2004.)

*    10.12   Second Amendment to Loan and Security Agreement dated June 25, 2004 between Galaxy Nutritional Foods, Inc. and Textron Financial
             Corporation (Filed as Exhibit 10.12 on Form 10-K for the fiscal year ended March 31, 2004.)

*    10.13   Third Amendment to Lease Agreement dated June 10, 2004 between
             Galaxy Nutritional Foods, Inc. and Cabot Industrial Properties,
             L.P. (Filed as Exhibit 10.13 on Form 10-K for the fiscal year ended
             March 31, 2004.)

*    10.14   Separation and Settlement Agreement dated July 8, 2004 between
             Galaxy Nutritional Foods, Inc. and Christopher J. New (Filed as
             Exhibit 10.14 on Form 8-K filed July 13, 2004.)

*    10.15   Employment Agreement dated July 8, 2004 between Galaxy Nutritional
             Foods, Inc. and Michael E. Broll (Filed as Exhibit 10.15 on Form
             8-K filed July 13, 2004.)

*    10.16   Third Amendment to Loan and Security Agreement dated November 10,
             2004 between Galaxy Nutritional Foods, Inc. and Textron Financial
             Corporation (Filed as Exhibit 10.16 on Form 10-Q for the fiscal quarter ended December 31, 2004.)

*    10.17   Fourth Amendment to Loan and Security Agreement dated June 3, 2005 between Galaxy Nutritional Foods, Inc. and Textron Financial
             Corporation (Filed as Exhibit 10.17 on Form 8-K filed June 22,
             2005.)

*    10.18   Letter Agreement dated June 17, 2005 between Galaxy Nutritional
             Foods, Inc. and Textron Financial Corporation (Filed as Exhibit
             10.18 on Form 8-K filed June 22, 2005.)

*    10.19   Supply Agreement dated June 30, 2005 between Galaxy Nutritional
             Foods, Inc. and Schreiber Foods, Inc. (Filed as Exhibit 10.19 on
             Form 8-K filed July 6, 2005.)

*    10.20   Loan Modification Agreement June 30, 2005 between Galaxy
             Nutritional Foods, Inc. and Wachovia Bank N.A (formerly SouthTrust
             Bank). (Filed as Exhibit 10.20 on Form 8-K filed July 6, 2005.)

*    10.21   Termination, Settlement and Release Agreement dated July 20, 2005 between Galaxy Nutritional Foods, Inc. and Fromageries Bel S.A.
             (Filed as Exhibit 10.21 on Form 8-K filed July 26, 2005.)

*    10.22   Note and Warrant Purchase Agreement dated September 12, 2005 between Galaxy Nutritional Foods, Inc. and Frederick A. DeLuca
             (Filed as Exhibit 10.22 on Form 8-K filed September 16, 2005.)

*    10.23   Note and Warrant Purchase Agreement dated September 28, 2005 between Galaxy Nutritional Foods, Inc. and Conversion Capital
             Master, Ltd. (Filed as Exhibit 10.23 on Form 8-K filed October 4,
             2005.)

*    10.24   Note and Warrant Purchase Agreement dated September 28, 2005 between Galaxy Nutritional Foods, Inc. and SRB Greenway Capital,
             L.P. (Filed as Exhibit 10.24 on Form 8-K filed October 4, 2005.)

*    10.25   Note and Warrant Purchase Agreement dated September 28, 2005 between Galaxy Nutritional Foods, Inc. and SRB Greenway Capital
             (Q.P.), L.P. (Filed as Exhibit 10.25 on Form 8-K filed October 4,
             2005.)

*    10.26   Note and Warrant Purchase Agreement dated September 28, 2005 between Galaxy Nutritional Foods, Inc. and SRB Greenway Offshore
             Operating Fund, L.P. (Filed as Exhibit 10.26 on Form 8-K filed
             October 4, 2005.)

*    10.27   First Amendment to Note and Warrant Purchase Agreement dated
             October 7, 2005 between Galaxy Nutritional Foods, Inc. and
             Frederick A. DeLuca (Filed as Exhibit 10.27 on Form 10-Q for the fiscal quarter ended September 30, 2005.)

*    10.28   Fifth Amendment to Loan and Security Agreement dated November 14,
             2005 between Galaxy Nutritional Foods, Inc. and Textron Financial
             Corporation (Filed as Exhibit 10.28 on Form 10-Q for the fiscal quarter ended September 30, 2005.)

*    10.29   Sixth Amendment to Loan and Security Agreement dated May 26, 2006 between Galaxy Nutritional Foods, Inc. and Textron Financial
             Corporation (Filed as Exhibit 10.29 on Form 8-K filed June 1,
             2006.)

*    10.30   Receivables Purchase Agreement, together with Addendum, dated June
             23, 2006 between Galaxy Nutritional Foods, Inc. and Systran
             Financial Services Corporation (Filed as Exhibit 10.30 on Form 8-K filed June 29, 2006.)

*    10.31   Note Purchase Agreement dated July 19, 2006 between Galaxy
             Nutritional Foods, Inc. and Frederick A. DeLuca (Filed as Exhibit
             10.31 on Form 8-K filed July 25, 2006.)

*    10.32   Termination Agreement dated July 31, 2006 between Galaxy
             Nutritional Foods, Inc. and CLP Industrial Properties (Filed as
             Exhibit 10.32 on Form 8-K filed August 3, 2006.)

     10.33 Non-plan Option to Purchase Securities of Galaxy Nutritional Foods, Inc. dated August 7, 2006 in favor of Peter J. Jungsberger (Filed herewith.)

     10.34 Non-plan Option to Purchase Securities of Galaxy Nutritional Foods, Inc. dated August 7, 2006 in favor of Robert S. Mohel (Filed herewith.)

*     14.1   Code of Ethics (Filed as Exhibit 14.1 on Form 10-K for the fiscal year ended March 31, 2005.)

*     20.1   Audit Committee Charter (Filed as Exhibit 20.1 on Form 10-Q for the
             fiscal quarter ended September 30, 2003.)

*     20.2   Compensation Committee Charter (Filed as Exhibit 20.2 on Form 10-Q
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

                                       GALAXY NUTRITIONAL FOODS, INC.


Date: August 14, 2006                  /s/ Michael E. Broll
                                       -----------------------------------------
                                       Michael E. Broll
                                       Chief Executive Officer
                                       (Principal Executive Officer)


Date: August 14, 2006                  /s/ Salvatore J. Furnari
                                       -----------------------------------------
                                       Salvatore J. Furnari
                                       Chief Financial Officer
                                       (Principal Accounting and Financial
                                       Officer)