Form 10-Q
period 2006-09-30
GALAXY NUTRITIONAL FOODS INC
filed 2006-11-14
CIK 819527

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   ----------

(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2006

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from_______ to ______

                         Commission File Number 1-15345

                         GALAXY NUTRITIONAL FOODS, INC.
             (Exact name of registrant as specified in its charter)

                 Delaware                                    25-1391475
     (State or other jurisdiction of                     (I.R.S. Employer
      incorporation or organization)                    Identification No.)

           5955 T. G. Lee Blvd Suite201
                 Orlando, Florida                              32822
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

     On November 10, 2006, there were 17,109,910 shares of common stock, $.01 par value per share, outstanding.

                         GALAXY NUTRITIONAL FOODS, INC.

                               Index to Form 10-Q
                    For the Quarter Ended September 30, 2006

                                                                        PAGE NO.
                                                                        --------
PART I. FINANCIAL INFORMATION

  Item 1.    Financial Statements

    Balance Sheets                                                          3
    Statements of Operations                                                4
    Statement of Stockholders' Deficit                                      5
    Statements of Cash Flows                                                6
    Notes to Financial Statements                                           7

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations                   18

  Item 3.  Quantitative and Qualitative Disclosures About Market
           Risk                                                            29

  Item 4.  Controls and Procedures                                         29

PART II. OTHER INFORMATION

  Item 1A. Risk Factors                                                    30

  Item 4.  Submission of Matters to a Vote of Security Holders             32

  Item 6.  Exhibits                                                        33

SIGNATURES                                                                 37

                          PART I. FINANCIAL INFORMATION
                         GALAXY NUTRITIONAL FOODS, INC.
                                 Balance Sheets

                                                                 SEPTEMBER 30,     MARCH 31,
                                                         Notes        2006           2006
                                                         -----   -------------   ------------
                                                                  (unaudited)
                                     ASSETS

CURRENT ASSETS:
  Cash                                                            $    441,284   $    435,880
  Trade receivables, net                                             2,700,789      4,018,806
  Inventories                                                          283,170        273,528
  Prepaid expenses and other                                           257,713         70,717
                                                                  ------------   ------------
      Total current assets                                           3,682,956      4,798,931
PROPERTY AND EQUIPMENT, NET                                            129,738        226,349
ASSETS HELD FOR SALE                                                     1,500         61,950
OTHER ASSETS                                                           160,183        162,840
                                                                  ------------   ------------
      TOTAL                                                       $  3,974,377   $  5,250,070
                                                                  ============   ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Secured borrowings                                       3      $  1,399,182   $  1,919,002
  Accounts payable                                                   1,717,112      2,665,963
  Accrued disposal costs                                   4           114,219        480,404
  Accrued and other current liabilities                                248,358        542,811
  Related party notes payable                              3                --      2,273,021
  Current portion of accrued employment contracts          5           366,305        434,114
  Current portion of obligations under capital leases                       --         20,231
                                                                  ------------   ------------
      Total current liabilities                                      3,845,176      8,335,546
ACCRUED EMPLOYMENT CONTRACTS, less current portion         5           378,622        559,677
RELATED PARTY NOTE PAYABLE, less debt discount             3         2,669,944             --
OBLIGATIONS UNDER CAPITAL LEASES, less current portion                      --         37,507
                                                                  ------------   ------------
      Total liabilities                                              6,893,742      8,932,730
                                                                  ------------   ------------
COMMITMENTS AND CONTINGENCIES                              6                --             --
STOCKHOLDERS' DEFICIT:
  Common stock                                                         171,099        200,546
  Additional paid-in capital                                        70,146,702     71,345,556
  Accumulated deficit                                              (73,237,166)   (72,456,301)
                                                                  ------------   ------------
                                                                    (2,919,365)      (910,199)
  Less: Notes receivable arising from the exercise of
          stock options                                    5                --     (2,652,000)
        Treasury stock                                     5                --       (120,461)
                                                                  ------------   ------------
      Total stockholders' deficit                                   (2,919,365)    (3,682,660)
                                                                  ------------   ------------
      TOTAL                                                       $  3,974,377   $  5,250,070
                                                                  ============   ============

                 See accompanying notes to financial statements

                         GALAXY NUTRITIONAL FOODS, INC.
                            Statements of Operations
                                   (UNAUDITED)

                                                    THREE MONTHS ENDED           SIX MONTHS ENDED
                                                       SEPTEMBER 30,               SEPTEMBER 30,
                                                 ------------------------   --------------------------
                                         Notes      2006          2005          2006          2005
                                         -----   ----------   -----------   -----------   ------------
NET SALES                                        $6,727,777   $10,438,225   $14,560,339   $ 20,289,378
COST OF GOODS SOLD                                3,957,750     7,817,351     9,032,962     15,400,206
                                                 ----------   -----------   -----------   ------------
  Gross margin                                    2,770,027     2,620,874     5,527,377      4,889,172
                                                 ----------   -----------   -----------   ------------
OPERATING EXPENSES:
Selling                                             880,823     1,557,547     1,846,802      2,493,792
Delivery                                            179,741       726,078       426,283      1,341,549
General and administrative, including
  $92,330, $3,319, $98,160 and
  $870,837 non-cash compensation
  related to stock based transactions      7        872,766       937,290     1,857,628      2,604,762
Research and development                             44,449        89,052        86,783        180,094
Reserve on stockholder note receivable     5             --            --     1,428,000             --
Cost of disposal activities                4         47,059       484,200       148,803        673,269
Impairment of equipment                                  --            --            --      7,896,554
Loss on sale of assets                               37,329         6,242        24,505          5,606
                                                 ----------   -----------   -----------   ------------
  Total operating expenses                        2,062,167     3,800,409     5,818,804     15,195,626
                                                 ----------   -----------   -----------   ------------
INCOME (LOSS) FROM OPERATIONS                       707,860    (1,179,535)     (291,427)   (10,306,454)
                                                 ----------   -----------   -----------   ------------
OTHER INCOME (EXPENSE):
Interest expense                                   (146,296)     (293,603)     (489,438)      (650,798)
Gain on fair value of warrants                           --        57,000            --        397,000
                                                 ----------   -----------   -----------   ------------
    Total other income (expense)                   (146,296)     (236,603)     (489,438)      (253,798)
                                                 ----------   -----------   -----------   ------------
NET INCOME (LOSS)                                $  561,564   $(1,416,138)  $  (780,865)  $(10,560,252)
                                                 ==========   ===========   ===========   ============
BASIC AND DILUTED NET INCOME (LOSS)
  PER COMMON SHARE                         8     $     0.03         (0.07)  $     (0.04)  $      (0.55)
                                                 ==========   ===========   ===========   ============

                 See accompanying notes to financial statements.

                         GALAXY NUTRITIONAL FOODS, INC.
                       Statement of Stockholders' Deficit
                       Six Months Ended September 30, 2006
                                   (UNAUDITED)

                                        Common Stock
                                   ---------------------   Additional                        Notes
                                                   Par       Paid-In      Accumulated   Receivable for     Treasury
                                     Shares       Value      Capital        Deficit      Common Stock        Stock         Total
                                   ----------   --------   -----------   -------------  --------------   ------------   -----------
Balance at March 31, 2006          20,054,623   $200,546   $71,345,556   $(72,456,301)    $(2,652,000)   $  (120,461)   $(3,682,660)
Fair value of stock-based
  transactions                             --         --       116,160             --              --             --        116,160
Reserve on stockholder
  note receivable                          --         --            --             --       1,428,000             --      1,428,000
Value of returned shares
   transferred to treasury stock           --         --            --             --       1,224,000     (1,224,000)            --
Rounding shares                            16         --            --             --              --             --             --
Cancellation of treasury stock     (2,944,729)   (29,447)   (1,315,014)            --              --      1,344,461             --
Net loss                                   --         --            --       (780,865)             --             --       (780,865)
                                   ----------   --------   -----------   ------------     -----------    -----------    -----------
Balance at September 30, 2006      17,109,910   $171,099   $70,146,702   $(73,237,166)    $        --    $        --    $(2,919,365)
                                   ==========   ========   ===========   ============     ===========    ===========    ===========

                 See accompanying notes to financial statements.

                         GALAXY NUTRITIONAL FOODS, INC.
                            Statements of Cash Flows
                                   (UNAUDITED)

Six Months Ended September 30,                                    Notes       2006          2005
                                                                  -----   -----------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                                                $  (780,865)  $(10,560,252)
  Adjustments to reconcile net loss to net cash from (used in)
    operating activities:
      Depreciation and amortization                                           106,097      1,075,853
      Amortization of debt discount and financing costs                       242,047        105,718
      Provision for promotional deductions and losses on trade
        receivables                                                          (619,150)       754,451
      Provision for loss on stockholder note receivable             5       1,428,000             --
      Loss on disposal and impairment of assets                                24,505      7,902,160
      Gain on fair value of warrants                                               --       (397,000)
      Non-cash compensation related to stock-based transactions     7          98,160        870,837
      (Increase) decrease in:
        Trade receivables                                                   1,937,167     (2,136,345)
        Inventories                                                            (9,642)       528,376
        Prepaid expenses and other                                           (186,996)      (151,955)
      Increase (decrease) in:
        Accounts payable                                                     (948,851)       141,169
        Accrued and other liabilities                                        (624,398)       301,456
                                                                          -----------   ------------
  NET CASH FROM (USED IN) OPERATING ACTIVITIES                                666,074     (1,565,532)
                                                                          -----------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:                               9
  Purchase of property and equipment                                           (9,638)       (82,525)
  Proceeds from sale of equipment                                              42,955         20,700
  Decrease in other assets                                                     34,440             --
                                                                          -----------   ------------
  NET CASH FROM (USED IN) INVESTING ACTIVITIES                                 67,757        (61,825)
                                                                          -----------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in book overdrafts                                                      --        130,834
  Net borrowings (payments) on secured borrowings                            (519,820)    (1,183,258)
  Borrowings on term notes payable                                          1,200,000      1,200,000
  Repayments on term notes payable                                         (1,200,000)      (550,000)
  Principal payments on capital lease obligations                             (64,596)       (96,329)
  Financing costs for long term debt                                         (144,011)      (179,093)
  Proceeds from issuance of common stock under employee stock
    purchase plan                                                                  --         11,861
  Proceeds from exercise of common stock options                                   --          2,560
  Proceeds from exercise of common stock warrants, net of costs                    --      1,729,000
                                                                          -----------   ------------
  NET CASH FROM (USED IN) FINANCING ACTIVITIES                               (728,427)     1,065,575
                                                                          -----------   ------------
NET INCREASE (DECREASE) IN CASH                                                 5,404       (561,782)
CASH, BEGINNING OF PERIOD                                                     435,880        561,782
                                                                          -----------   ------------
CASH, END OF PERIOD                                                       $   441,284   $         --
                                                                          ===========   ============

                 See accompanying notes to financial statements.

                         GALAXY NUTRITIONAL FOODS, INC.
                          Notes To Financial Statements
                                   (UNAUDITED)

(1)   Basis of Presentation

      The unaudited financial statements have been prepared by Galaxy Nutritional Foods, Inc. (the "Company"), in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and applicable rules and regulations of the Securities and Exchange Commission. The accompanying financial statements contain all normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of such financial statements. Certain information and disclosures normally included in the financial statements prepared in accordance with GAAP have been omitted under such rules and regulations although the Company believes that the disclosures are adequate to make the information presented not misleading. The March 31, 2006 balance sheet data was derived from the audited financial statements, but does not include all disclosures required by GAAP. These unaudited financial statements should be read in conjunction with the financial statements and notes included on Form 10-K for the fiscal year ended March 31, 2006. Interim results of operations for the six-month period ended September 30, 2006 may not necessarily be indicative of the results to be expected for the full year.

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

      The Company has incurred substantial losses in recent years and, as a result, has a stockholders deficit of $2,919,365 as of September 30, 2006. Losses for the years ended March 31, 2006, 2005 and 2004 were $24,148,553, $3,859,783 and $3,299,277, respectively. Additionally, the Company received a report from its independent accountants relating to its audited financial statements as of March 31, 2006 containing a paragraph stating that because it was then in default of its notes payable, had suffered recurring losses from operations and at March 31, 2006 had deficiencies in working capital and equity, there was substantive doubt as to its ability to continue as a going concern. The Company's ability to continue as a going concern depended upon successfully obtaining sufficient cash resources to refinance its $2.4 million of unsecured related party notes payable that matured on June 15, 2006 and obtaining positive cash flow from operations to sustain normal business operations.

      The Company's current business plan eliminated certain low margin private label and Galaxy imitation business from its sales mix. The elimination of these low margin items and the elimination of excess overhead that was part of the Company's former manufacturing operations has resulted in higher gross margins and produced positive cash flows from operations in the six months ended September 30, 2006.

      As a result of the successful refinancing of the $2.4 million short-term notes and line of credit for the Company's receivables financing (See Note
      3) and the positive cash flow that the Company is currently experiencing from operations, management believes that the Company has sufficient cash resources to meet its current liquidity needs. Therefore, the Company's financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America assuming that it will continue on a going concern basis. This assumes the realization of assets and the satisfaction of liabilities in the normal course of business.

      Use of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expense during the reporting period. The Company's significant estimates include the allowance for doubtful accounts receivable, which is made up of reserves for promotions, discounts and bad debts, valuation of deferred taxes, valuation of compensation expense on options and warrants, and accruals for disposal costs. Actual results could differ from those estimates.

      Reclassifications

      Certain items in the financial statements of the prior period have been reclassified to conform to current period presentation.

(2)  Summary of Significant Accounting Policies

      Revenue Recognition

      Sales are recognized upon shipment of products to customers. The Company offers a right of return policy on certain products sold to certain retail customers in the conventional grocery stores and mass merchandising industry. If the product is not sold during its shelf life, the Company will allow a credit for the unsold merchandise. Since the shelf life of the Company's products range from 6 months to one year, the Company historically averages less than 2% in credits for unsold product. The Company's reserve on accounts receivable takes these potential future credits into consideration. Certain expenses such as returns, slotting fees, rebates, coupons and other discounts are accounted for as a reduction to Revenues.

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

      Stock Based Compensation

      On September 29, 2006, the shareholders approved the 2006 Stock Incentive Plan. This 2006 Plan has up to 1,000,000 shares available for stock awards to employees and directors and expires on January 20, 2016.

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

      Prior to April 1, 2006 and beginning April 1, 2003, the Company accounted for stock awards granted to employees under the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," and applied SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," prospectively to all employee awards granted on or after April 1, 2003. Prior to April 1, 2003, the Company accounted for stock awards granted to employees under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees, and related Interpretations." As a result, no compensation expense was previously recognized for stock options granted to employees prior to April 1, 2003 other than as related to option grants to employees and directors below the fair market value of the underlying stock at the date of grant or as related to subsequent modifications to options granted to employees and directors.

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

      The Company's financial statements for the six months ended September 30, 2006 reflect the impact of SFAS No. 123R. In accordance with the modified prospective transition method, the Company's financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123R.

      Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company's Statements of Operations for the three and six months ended September 30, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of March 31, 2006 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to March 31, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. As stock-based compensation expense recognized in the Statement of Operations is based on awards ultimately expected to vest and to be exercised, it will be reduced for estimated forfeitures. There was no forfeiture rate applied to the stock-based compensation expense for the three and six months ended September 30, 2006 as all options were fully vested and are expected to be exercised. In the Company's pro forma information required under SFAS 123 for the periods prior to April 1, 2006, the Company accounted for forfeitures as they occurred. The Company estimated the fair value of each stock-based award using the Black-Scholes pricing model with the following assumptions:

                                Three Months Ended    Six Months Ended
                                September 30, 2006   September 30, 2006
                                ------------------   ------------------
      Risk-free interest rate       4.07-4.94%           4.07-4.94%
      Volatility                    50.3-51.9%           50.3-51.9%
      Expected life (months)            36-60                36-60
      Dividends                          None                 None

      The following table summarizes nonvested plan and non-plan stock options as of September 30, 2006, as well as activity for the three months then ended.

                              Three Months Ended       Six Months Ended
                              September 30, 2006      September 30, 2006
                            ---------------------   ---------------------
                                        Weighted                Weighted
                                         Average                 Average
                                       Grant Date              Grant Date
                             Shares    Fair Value    Shares    Fair Value
                            --------   ----------   --------   ----------
      Beginning of period      3,000      $1.76       53,000      $0.51
      Granted                500,000       0.18      500,000       0.18
      Vested                (503,000)      0.19     (553,000)      0.22
      Forfeited                   --         --           --         --
                            --------      -----     --------      -----
      End of period              -0-      $ -0-          -0-      $ -0-
                            ========      =====     ========      =====

      Compensation cost arising from nonvested stock granted to employees and from non-employee stock awards is recognized as expense using the graded vesting attribution method over the vesting period. As of September 30, 2006, there was no remaining unrecognized compensation cost related to nonvested stock. For the three and six months ended September 30, 2006, the Company's total stock-based compensation expense was $92,330 and $98,160, respectively.

      The following table summarizes plan and non-plan stock options outstanding as of September 30, 2006 as well as activity during the six months then ended:

                                             Three Months Ended
                                             September 30, 2006
                                           ---------------------
                                                                    Weighted-
                                                       Weighted-     Average
                                                        Average     Remaining    Aggregate
                                                        Exercise   Contractual   Intrinsic
                                             Shares      Price         Term        Value
                                           ---------   ---------   -----------   ---------
      Outstanding at beginning of period   4,846,406     $3.12
      Granted                                500,000      0.44
      Exercised                                   --        --
      Forfeited                              (32,429)     2.04
                                           ---------     -----
      Outstanding at end of period         5,313,977     $2.88      3.0 Years       $-0-
                                           =========     =====      ===             ====
      Exercisable at end of period         5,313,977     $2.88      3.0 Years       $-0-
                                           =========     =====      ===             ====

      At September 30, 2006, the aggregate intrinsic value of options outstanding and options exercisable was zero, because the market value of the underlying stock was below the exercise price of all options. The average fair value computed during the three and six months ended September 30, 2005 was $0.18. There were no options granted and thus no average fair value computed during the three and six months ended September 30, 2005.

      Pro Forma Information for Periods Prior to April 1, 2006

      The Company estimated the fair value of each stock-based award during the three months ended September 30, 2005 as if compensation cost for all the Company's employee and director stock-based awards had been determined in accordance with the fair value method prescribed in SFAS No. 123. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The risk-free rate is based on the U.S Treasury rates in effect during the corresponding period of grant. Expected volatilities are based on the historical volatility of the Company's stock. Expected life of options granted is computed using the contractual life of the options granted. There is no expected dividend yield. The Company estimated the fair value of each stock-based award using the Black-Scholes pricing model with the following assumptions:

                                 Six Months Ended
                                September 30, 2005
                                ------------------
      Risk-free interest rate       3.35-3.45%
      Volatility                    24.9-46.0%
      Expected life (months)             1-36
      Dividends                          None

      The following table illustrates the effect on net loss and net loss per share for the three and six months ended September 30, 2005 as if the Company's stock-based compensation had been determined based on the fair value at the grant dates for awards made prior to April 1, 2006, under those plans and consistent with SFAS 123:

                                                                     Three Months     Six Months
                                                                        Ended           Ended
                                                                    September 30,   September 30,
                                                                         2005            2005
                                                                    -------------   -------------
      Net loss as reported                                           $(1,416,138)   $(10,560,252)
      Add: Stock-based compensation included in reported net loss          3,319         870,837
      Deduct: Stock-based compensation under fair-value based
         method for all awards                                           (13,652)       (891,245)
                                                                     -----------    ------------
      Pro forma net loss                                             $(1,426,471)   $(10,580,660)
                                                                     ===========    ============
      Pro forma basic and diluted net loss per common share:
      Pro forma net loss per common share - basic and diluted        $     (0.07)   $      (0.55)
                                                                     ===========    ============
      Reported net loss per common share - basic and diluted         $     (0.07)   $      (0.55)
                                                                     ===========    ============

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

      In September 2006, the FASB issued SFAS 157, "Fair Value Measurements." SFAS 157 simplifies and codifies guidance on fair value measurements under generally accepted accounting principles. This standard defines fair value, establishes a framework for measuring fair value and prescribes expanded disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the effect, if any, the adoption of SFAS 157 will have on its financial condition, results of operations and cash flows.

(3)   Secured Borrowings and Related Party Notes Payable

      Secured Borrowings

      On June 23, 2006, the Company entered into a Receivables Purchase Agreement with Systran Financial Services Corporation, a subsidiary of Textron Financial Corporation ("Systran"), whereby Systran will provide financing to the Company through advances against certain trade receivable invoices due to the Company (the "Systran Agreement"). The Systran Agreement is secured by the Company's accounts receivable and all other assets. Generally, subject to a maximum principal amount of $3,500,000 which can be borrowed under the Systran Agreement, the amount available for borrowing is equal to 85% of the Company's eligible accounts receivable invoices less a dilution reserve and any required fixed dollar reserves. The dilution and fixed dollar reserves have been initially set at 7% and $100,000, respectively. Advances under the Systran Agreement bear interest at a variable rate equal to the prime rate plus 1.5% per annum (9.75% on September 30, 2006). The Company paid a one-time closing fee of $35,000 and is also obligated to pay a $1,500 monthly service fee. The initial term of the Systran Agreement ends on June 23, 2009 and may renew automatically for consecutive twelve-month terms unless terminated sooner.

      In accordance with SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Debt," the Company accounts for the Systran Agreement as a liability since it is a full-recourse agreement and the Company maintains effective control over the accounts receivable.

      On June 23, 2006, Systran advanced $2,379,262 under the Systran Agreement of which $1,839,086 was used to pay in full and terminate the Company's obligations under its line of credit with Textron Financial Corporation which was to terminate on June 27, 2006 pursuant to a Sixth Amendment to the Textron Loan Agreement that was executed on May 26, 2006. The Sixth Amendment provided for an extension of the Textron Loan from May 26, 2006 until June 27, 2006 and reduced the maximum principal amount which could be borrowed under the Textron Loan to $3,000,000. In exchange for the amendment and extension, the Company paid a fee of $10,000. As of September 30, 2006, advances under the Systran Agreement totaled $1,399,182.

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

      Pursuant to a Note Purchase Agreement dated July 19, 2006, the Company issued a new unsecured convertible note for $2,685,104 (the "Convertible Note") to Mr. DeLuca. The proceeds from the Convertible Note were used to repay or refinance the above mentioned $2.4 million Notes that matured on June 15, 2006 and a $285,104 registration rights penalty owed to Mr. DeLuca. The Convertible Note accrues interest at 12.5% per annum. No interest or principal payments are required under the Note until its maturity on October 19, 2007. Principal, together with any accrued and unpaid interest, on the Convertible Note is convertible at any time prior to payment into shares of the Company's common stock at a conversion price of $0.35 per share. The market price of the Company's common stock as quoted on the OTC on July 19, 2006 was $0.28. As additional consideration for making the loan, the Company issued Mr. DeLuca a warrant (the "Warrant") to purchase up to 200,000 shares of the Company's common stock at an exercise price equal to $0.35 per share. The Warrant is fully vested and can be exercised on or before the expiration date of July 19, 2009. In July 2006, the Company recorded the $18,000 fair value of the Warrant as a discount to debt that is being amortized from July 2006 through October 2007.

      The Company amortized $2,840 and $129,819 related to debt discounts in the three and six months ended September 30, 2006, respectively. As of September 30, 2006, the outstanding principal balance of $2,685,104 on the Notes less the remaining debt discount of $15,160 is $2,669,944.

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

      As of September 30, 2006, the Company has accrued the following costs associated with the above transactions:

                                              Employee
                                            Termination     Excess     Other Exit
                                               Costs      Facilities      Costs       Total
                                            -----------   ----------   ----------   ---------
      Accrued Balance March 31, 2005         $      --    $      --    $      --    $      --
      Charges                                       --           --      189,069      189,069
      Payments                                      --           --     (189,069)    (189,069)
                                             ---------    ---------    ---------    ---------
      Accrued Balance, June 30, 2005                --           --           --           --
      Charges                                  359,774           --      124,425      484,199
      Payments                                      --           --     (124,425)    (124,425)
                                             ---------    ---------    ---------    ---------
      Accrued Balance, September 30, 2005      359,774           --           --      359,774
      Charges                                   51,638      396,197      221,101      668,936
      Payments                                (204,847)          --     (221,101)    (425,948)
                                             ---------    ---------    ---------    ---------
      Accrued Balance, December 31, 2005       206,565      396,197           --      602,762
      Charges                                   39,590      122,282      142,414      304,286
      Payments                                (220,277)    (168,530)     (37,837)    (426,644)
                                             ---------    ---------    ---------    ---------
      Accrued Balance, March 31, 2006           25,878      349,949      104,577      480,404
      Charges                                       --       88,955       12,789      101,744
      Payments                                  (7,257)    (136,260)     (18,427)    (161,944)
                                             ---------    ---------    ---------    ---------
      Accrued Balance, June 30, 2006         $  18,621    $ 302,644    $  98,939    $ 420,204
      Charges                                       --       23,905       23,154       47,059
      Payments                                      --     (280,420)     (72,624)    (353,044)
                                             ---------    ---------    ---------    ---------
      Accrued Balance, September 30, 2006    $  18,621    $  46,129    $  49,469    $ 114,219
                                             =========    =========    =========    =========

The Company reports its disposal costs for the period as Costs of Disposal Activities in the Statement of Operations. A summary of the six months and total disposal costs incurred is as follows:

                                              Employee
                                            Termination     Excess     Other Exit
                                               Costs      Facilities      Costs        Total
                                            -----------   ----------   ----------   ----------
      Six Months Ended September 30, 2005     $359,774     $     --     $313,494    $  673,268
                                              ========     ========     ========    ==========
      Six Months Ended September 30, 2006           --      112,860       35,943       148,803
                                              ========     ========     ========    ==========
      Total Costs Incurred from
      inception through September 30,
      2006                                    $451,002     $631,339     $712,952    $1,795,293
                                              ========     ========     ========    ==========

      The Company anticipates that in future periods, there will be additional disposal costs related to professional fees and leasehold repair charges incurred upon its exit from its leasehold facility in October 2006.

      From April 15, 2006 through November 12, 2006, the Company received approximately $90,355 in rental income under a sublease agreement for a portion of its unused manufacturing facility and parking spaces. This rental income offset the Company's lease payment obligations recorded in Cost of Disposal Activities during fiscal 2007.

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

      Because Mr. Morini is no longer performing ongoing services for the Company, the Company accrued and expensed the five-year cost of this agreement in October 2003. The total estimated costs expensed under this agreement were $1,830,329 of which $744,927 remained unpaid but accrued ($366,305 as short-term liabilities and $378,622 as long-term liabilities) as of September 30, 2006. The long-term portion is being paid out in nearly equal monthly installments ending in October 2008.

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

      On June 16, 2006, Mr. Morini failed to repay the non-recourse note obligation to the Company. The 2,914,286 shares being held as collateral were deemed to be no longer outstanding and thus considered as treasury stock. On June 20, 2006, the Company delivered notice to Mr. Morini that it intended to exercise its rights to the Shares and retain all the Shares in full satisfaction of his obligations under the stockholder note receivable. On July 6, 2006, Mr. Morini consented to the Company's acceptance of the Shares in full satisfaction of his obligations under the stockholder note receivable. Based upon the $0.42 closing price of the Company's common stock as quoted on the OTC Bulletin Board on June 16, 2006, the Shares had an approximate value of $1,224,000 on such date. Accordingly, the Company recorded an additional expense of $1,428,000 in the six months ended September 30, 2006 in order to record the additional decline in the value of the Shares from its $2,652,000 value as of March 31, 2006. In July 2006, the Company cancelled the Shares along with its other 30,443 treasury shares.

      Although this expense resulted in a material loss to the Company's operations, it did not have any affect on the balance sheet since the stockholder note receivable was already shown as a reduction to Stockholders' Deficit.

      Christopher J. New

      On July 8, 2004, Christopher J. New resigned from his position as Chief Executive Officer in order to pursue other opportunities. In accordance with the Separation and Settlement Agreement between the Company and Mr. New, the Company recorded $444,883 related to the employment contract expense in July 2004. This settlement was paid out in nearly equal installments over two years payable on the Company's regular payroll dates until July 2006.

      Board of Directors

      On August 7, 2006, the Board of Directors the Company appointed two new directors, Mr. Peter J. Jungsberger and Mr. Robert S. Mohel. As a result of these appointments, all then vacancies on the Company's Board of Directors were filled. The current Board consists of three independent directors (including Messrs. Jungsberger and Mohel) and two inside directors. Upon their appointment, the Board of Directors issued to each Mr. Jungsberger and Mr. Mohel an option to purchase up to 100,000 shares of the Company's common stock with an exercise price of $0.45 (110% of the $.041 market price as quoted on the OTC Bulletin Board on August 7, 2006). The options were granted outside of any stock option plan and are immediately vested and expire on August 7, 2011. In accordance with the accounting provisions of SFAS No. 123R, the Company recorded a fair value expense of $38,000 upon the issuance of these options.

      On August 17, 2006, the Board of Directors approved the grant of options to acquire 100,000 shares of the Company's common stock to each of David Lipka, Michael Broll and Angelo Morini, each a director of the Company. Each of these options has an exercise price of $0.44 (110% of the $.40 market price as quoted on the OTC Bulletin Board on August 17, 2006). The options were granted outside of any stock option plan and are immediately vested and expire on

      August 17, 2011. In accordance with the accounting provisions of SFAS No. 123R, the Company recorded a fair value expense of $54,000 upon the issuance of these options.

      On August 17, 2006, in recognition of David Lipka's substantial efforts on behalf of the Company, the Board voted to increase his compensation in his capacity as Chairman of the Board of Directors of the Company, from $60,000 per year to $120,000 per year. As a result of this increase, Mr. Lipka will no longer be considered an "independent" director within the meaning of applicable securities regulations. In addition, the Board resolved that the entire Board should act as the audit committee of the Board and appointed Robert Mohel, an independent director, to serve as Chairman of the meetings of the audit committee.

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

      o The Supply Agreement provided for a contingent short-fall payment obligation up to $8,700,000 by the Company if a specified production level was not met during the one-year period from September 1, 2006 to August 31, 2007. If a contingent short-fall payment was accrued after such one-year period, it may be reduced by the amount by which production levels in the one-year period from September 1, 2007 to August 31, 2008 exceeded the specified target level of production, if any. In November 2006, the Supply Agreement was amended so that the short-fall payment obligation would not be measured until September 1, 2009 to August 31, 2010 and the target level of production was reduced by approximately 22%.

      Operating Leases

      On October 3, 2006, the Company entered into a sublease agreement with Oracle Corporation whereby the Company moved its corporate headquarters from the Viscount location to 5955 T.G. Lee Boulevard Suite 201 in Orlando, Florida. The Sublease Agreement requires monthly base rental payments of $12,333.33 through November 14, 2007, $12,706.67 from November 15, 2007 through November 14, 2008, and $13,086.67 from November 15, 2008 through January 31, 2009.

(7)   Non-Cash Compensation Related to Stock-Based Transactions

      Effective April 1, 2006, SFAS No. 123R applies to new awards and to awards modified, repurchased, or cancelled after the effective date, as well as to the unvested portion of awards outstanding as of the effective date. The Company uses the Black-Scholes model to value its new stock option grants under SFAS No. 123R, applying the "modified prospective method" for existing grants which requires the Company to value stock options prior to its adoption of SFAS No. 123R under the fair value method and expense the unvested portion over the remaining vesting period. For the three and six months ended September 30, 2006, the Company's total stock-based compensation expense was $92,330 and $98,160, respectively.

      Prior to April 1, 2006 and beginning April 1, 2003, the Company accounted for stock awards granted to employees under the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," and applied SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," prospectively to all employee awards granted on or after April 1, 2003. Prior to April 1, 2003, the Company accounted for stock awards granted to employees under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees, and related Interpretations" ("APB No. 25"). As a result, no compensation expense was previously recognized for stock options granted to employees prior to April 1, 2003 other than as related to option grants to employees and directors below the fair market value of the underlying stock at the date of grant or as related to subsequent modifications to options granted to employees and directors. For the three and six months ended September 30, 2005, the Company's total stock-based compensation expense was $3,319 and $870,837 including an expense of $1,063,393 for awards valued pursuant to SFAS No. 123 and income of $192,556 for modification of awards valued pursuant to APB No. 25.

(8)   Earnings Per Share

      The following is a reconciliation of basic net income (loss) per share to diluted net income (loss) per share:

                                                  THREE MONTHS ENDED            SIX MONTHS ENDED
                                                     SEPTEMBER 30,                SEPTEMBER 30,
                                              --------------------------   --------------------------
                                                  2006          2005           2006          2005
                                              -----------   ------------   -----------   ------------
      Net income (loss)  - basic              $   561,564   $(1,416,138)   $  (780,865)  $(10,560,252)
      Plus interest on convertible related
        party note payable                         67,128             --            --             --
                                              -----------   ------------   -----------   ------------
      Net income (loss)  - diluted            $   628,692   $ (1,416,138)  $  (780,865)  $(10,560,252)
                                              ===========   ============   ===========   ============
      Weighted average shares outstanding -
        basic                                  17,109,910     20,045,953    18,336,298     19,358,496
      Potential shares issued upon
        conversion of related party note
        payable                                 7,671,726             --            --             --
      Potential shares "in-the-money" under
        stock option agreements                        --             --            --             --
      Less: Shares assumed repurchased
        under the treasury stock method                --             --            --             --
                                              -----------   ------------   -----------   ------------
      Weighted average shares outstanding
        -diluted                              $24,781,636   $ 20,045,953   $18,336,298   $ 19,358,496
                                              ===========   ============   ===========   ============
      Basic and diluted net income (loss)
        per common share                      $      0.03   $      (0.07)  $     (0.04)  $      (0.55)
                                              ===========   ============   ===========   ============

      Options for 5,313,977 shares and warrants for 1,323,142 shares have not been included in the computation of diluted net income (loss) per common share for the three and six months ended September 30, 2006, as their effect would be antidilutive. Potential conversion of the related party note payable for 7,671,726 shares have not been included in the computation of diluted net income (loss) per common share for the six months ended September 30, 2006, as their effect would be antidilutive. Options for 5,059,809 shares and warrants for 648,213 shares have not been included in the computation of diluted net income (loss) per common share for the three and six months ended September 30, 2005, as their effect would be antidilutive.

(9)   Supplemental Cash Flow Information

      For purposes of the statement of cash flows, all highly liquid investments with a maturity date of three months or less are considered to be cash equivalents.

      Six months ended September 30,                        2006        2005
      ------------------------------                     ----------   --------
      Non-cash financing and investing activities:
      Purchase of equipment through a capital lease $ 6,858 $ -- Payment of note payable through issuance of
        revised note payable                              1,200,000         --
      Payment of accrued liability through issuance of
        note payable                                        285,104         --
      Cash paid for:
      Interest                                              191,530    571,876

(10)  Economic Dependence and Segment Information

      The Company has one operating segment and sells to customers throughout the United States and 14 other countries. For the three months ended September 30, 2006 and 2005, the Company's gross sales were $7,423,299 and $11,403,251, respectively. For the six months ended September 30, 2006 and 2005, the Company's gross sales were

      $16,157,837 and $22,106,286, respectively. Gross sales derived from foreign countries were approximately $1,091,000 and $1,624 representing 15% and 14% of total sales for the three months ended September 30, 2006 and 2005, respectively. Gross sales derived from foreign countries were approximately $2,211,000 and $2,715,000 representing 14% and 12% of total sales for the six months ended September 30, 2006 and 2005, respectively. Gross sales are attributed to individual countries based on the customer's shipping address. The Company has no long-term assets located outside of the United States.

      The following table sets forth the percentage of foreign gross sales to each country, which accounted for 10% or more of the Company's foreign gross sales for the three and six months ended September 30, 2006 and 2005:

                                           Three Months Ended   Six Months Ended
                                              September 30,       September 30,
                                           ------------------   ----------------
                                              2006   2005         2006   2005
                                              ----   ----         ----   ----
      Canada                                  66.2%  66.8%        66.1%  58.2%
      Puerto Rico                             13.9%  19.2%        14.9%  23.5%

      The Company had one customer that accounted for approximately 13% and 12% of gross sales for the three and six months September 30, 2006, respectively. There were no customers whose balance outstanding was greater than 10% of accounts receivable as of September 30, 2006. The Company had no customers that accounted for more than 10% of gross sales for the three and six months ended September 30, 2005 nor more than 10% of accounts receivable as of September 30, 2005.

      For the three and six months ended September 30, 2006, the Company purchased approximately 98% and 96%, respectively, of its inventory for sale to customers from Schreiber. For the three and six months ended September 30, 2005, the Company did not have any supplier that comprised more than 10% of total raw material purchases.

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

In fiscal 2006, we determined that our manufacturing capacity was significantly in excess of our requirements and that it would be advantageous to outsource manufacturing and distribution operations. On June 30, 2005, Galaxy Nutritional Foods, Inc. and Schreiber Foods, Inc., a Wisconsin corporation ("Schreiber"), entered into a Supply Agreement, whereby we agreed that Schreiber would become our sole source of supply for substantially all of our products. In November 2005, Schreiber began to deliver such products directly to our customers.

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

      o In December 2005, we ceased to use the manufacturing portion of our main leased facility at 2441 Viscount Row in Orlando, Florida where our administrative offices were located, but we continued to stay in this location through the end of our lease in November 2006. From April 15, 2006 through November 12, 2006, we received approximately $90,355 in rental income under a sublease agreement for a portion of our unused manufacturing facility and parking spaces. This rental income offset our lease payment obligations recorded in Cost of Disposal Activities during fiscal 2007.

      o On October 3, 2006, we entered into a sublease agreement with Oracle Corporation whereby we moved our corporate headquarters from the Viscount location to 5955 T.G. Lee Boulevard Suite 201 in Orlando, Florida. The Sublease Agreement requires monthly base rental payments of $12,333.33 through November 14, 2007, $12,706.67 from November 15, 2007 through November 14, 2008, and $13,086.67 from November 15, 2008 through January 31, 2009. This sublease results in savings of over $20,000 per month in rent compared to the monthly rent we paid for our Viscount location.

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

      o We no longer have the carrying value of inventory nor need to use asset based financing to support the production of inventory. Prior to the outsourcing, we averaged 50 to 60 days of sales in inventory.

      o We anticipate substantial savings on delivery charges related to the distribution of our products to our customers. In the second quarter of fiscal 2007, delivery expenses amounted to 3% of net sales compared to 7% of net sales in the second quarter of fiscal 2006.

      o We anticipate substantial savings on costs of goods sold and improved gross margins as a result of reduced overhead and lower material costs In the second quarter of fiscal 2007, gross margin was approximately 41% of net sales compared to 25% of net sales in the second quarter of fiscal 2006.

Measurements of Financial Performance

We focus on several items in order to measure our performance. We are working towards obtaining positive trends in the following areas:

      o     Operating cash flow

      o     Gross margin in dollars and % of gross sales

      o Operating income excluding non-cash compensation and reserves related to stock based transactions, disposal costs and fixed asset impairment charges

      o EBITDA excluding non-cash compensation and reserves related to stock based transactions, disposal costs and fixed asset impairment charges

      o     Liquidity

      o Key financial ratios (such as accounts receivable and accounts payable turnover ratios)

Basis Of Presentation; Going Concern Issues

We have incurred substantial losses in recent years and, as a result, have a stockholders deficit of $2,919,365 as of September 30, 2006. Losses for the years ended March 31, 2006, 2005 and 2004 were $24,148,553, $3,859,783 and

$3,299,277, respectively. Additionally, we received a report from our independent accountants relating to our audited financial statements as of March 31, 2006 containing a paragraph stating that because we were then in default of our notes payable, had suffered recurring losses from operations and at March 31, 2006 had deficiencies in working capital and equity, there was substantive doubt as to our ability to continue as a going concern. Our ability to continue as a going concern depended upon successfully obtaining sufficient cash resources to refinance our $2.4 million of unsecured notes payable that matured on June 15, 2006 and obtaining positive cash flow from operations to sustain normal business operations.

Our current business plan eliminated certain low margin private label and Galaxy imitation business from our sales mix. The elimination of these low margin items and the elimination of excess overhead that was part of our former manufacturing operations has resulted in higher gross margins with lower operating costs and produced positive cash flows from operations in fiscal 2007.

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

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of income and expense during the reporting periods presented. Our significant estimates include the allowance for doubtful accounts receivable and chargebacks, valuation of deferred taxes, valuation of compensation expense on options and warrants, and accruals for disposal costs. Although we believe that these estimates are reasonable, actual results could differ from those estimates given a change in conditions or assumptions that have been consistently applied.

Management has discussed the selection of critical accounting policies and estimates with our Board of Directors and the Board of Directors has reviewed our disclosure relating to critical accounting policies and estimates in this quarterly report on Form 10-Q. Our significant accounting policies are described in Note 1 to our financial statements for fiscal 2007. The critical accounting policies used by management and the methodology for its estimates and assumptions are as follows:

Valuation of Accounts Receivable and Chargebacks

We record revenue upon shipment of products to our customers and upon reasonable assurance of collection on the sale. We generally provide credit terms to customers based on net 30-day terms. We perform ongoing credit evaluations of our accounts receivable balances and based on historical experience, make reserves for anticipated future customer credits for promotions, discounts, spoils, and other reasons. In addition, we evaluate the accounts for potential uncollectible amounts based on a specific identification methodology and record a general reserve for all remaining balances.

Based on the age of the receivable, cash collection history and past dilution in the receivables, we make an estimate of our anticipated bad debt, anticipated future authorized deductions due to current period activity and anticipated collections on non-authorized amounts that customers have currently deducted on past invoices. Based on this analysis, we reserved $1,152,000 and $1,186,000 for known and anticipated future credits and doubtful accounts at September 30, 2006 and 2005, respectively. We believe that this estimate is reasonable, but there can be no assurance that our estimate will not change given a change in economic conditions or business conditions within the food industry, our individual customer base or our Company.

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

Prior to April 1, 2006 and beginning April 1, 2003, we accounted for stock awards granted to employees under the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," and applied SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," prospectively to all employee awards granted on or after April 1, 2003. Prior to April 1, 2003, we accounted for stock awards granted to employees under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees, and related Interpretations." As a result, no compensation expense was previously recognized for stock options granted to employees prior to April 1, 2003 other than as related to option grants to employees and directors below the fair market value of the underlying stock at the date of grant or as related to subsequent modifications to options granted to employees and directors.

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

Results of Operations

                             3-Months Ended September 30,                    6-Months Ended September 30,
                     --------------------------------------------   ---------------------------------------------
                                                   $          %                                    $           %
                        2006        2005        Change     Change      2006         2005        Change      Change
                     ---------   ----------   ----------   ------   ----------   ----------   ----------   -------
Net Sales            6,727,777   10,438,225   (3,710,448)   -35.5%  14,560,339   20,289,378   (5,729,039)    -28.2%
Cost of Goods Sold   3,957,750    7,817,351   (3,859,601)   -49.4%   9,032,962   15,400,206   (6,367,244)    -41.3%
                     ---------   ----------   ----------    -----   ----------   ----------   ----------     -----
Gross Margin         2,770,027    2,620,874      149,153      5.7%   5,527,377    4,889,172      638,205      13.1%
                     =========   ==========   ==========    =====   ==========   ==========   ==========     =====
Gross Profit %            41.2%        25.1%                              38.0%        24.1%
                     =========   ==========                         ==========   ==========

Sales

For the three months ended September 30, 2006 and 2005, our gross sales were $7,423,299 and $11,403,251, respectively. For the six months ended September 30, 2006 and 2005, our gross sales were $16,157,837 and $22,106,286, respectively. The following chart sets forth the percentage of gross sales derived from our product brands during the three and six months ended September 30, 2006 and 2005:

                                     Three Months Ended   Six Months Ended
                                        September 30,       September 30,
                                     ------------------   ----------------
Brand                                   2006   2005        2006    2005
----------------------------------      ----   ----        ----    ----
Veggie                                  58.7%  49.5%       56.9%   49.8%
Private Label, Imitation and Other      19.9%  34.7%       22.4%   34.0%
Rice                                     9.9%   7.3%       10.3%    7.3%
Veggy                                    4.6%   3.8%        4.3%    4.2%
Wholesome Valley Organic                 3.5%   2.7%        3.1%    2.7%
Vegan                                    3.4%   2.0%        3.0%    2.0%

Net sales, after discounts, returns and allowances, in the three and six months ended September 30, 2006 decreased 36% and 28% from net sales in the three and six months ended September 30, 2005, respectively primarily due to the elimination of certain private label and Galaxy imitation products as demonstrated by the above shift in product mix.

During fiscal 2007, we plan to continue to reduce marginally profitable private label and Galaxy imitation sales, which has led to the improvement in our gross margins. Additionally, we plan to increase the effectiveness of our price based promotions in fiscal 2007 to generate higher sales on our branded products. We anticipate that our sales in fiscal 2007 will continue to be lower than sales in fiscal 2006 due to our specific focus to eliminate marginally profitable private label and other products.

Cost of Goods Sold

Cost of goods sold was approximately 59% and 62% of net sales in the three and six months ended September 30, 2006 compared to 75% and 76% of net sales in the three and six months ended September 30, 2005, respectively. This sharp decrease in cost of goods sold is primarily due to the elimination of production overhead through the outsourcing of our manufacturing operations in November 2005 as discussed under Recent Material Developments. Our production overhead was substantially higher than the current processing fee charged for the production of our products due to an 85% underutilization of our manufacturing equipment and facilities.

We anticipate that the cost of goods sold will remain improved over prior year levels as a result of the outsourcing arrangement with Schreiber. However, actual results could differ from our expectations.

Gross Margin

Despite a $5.7 million decline in sales, gross margin dollars in the six months ended September 30, 2006 was approximately $638,000 higher than in the first six months ended September 30, 2005 due to the elimination of certain low margin private label and Galaxy imitation business, the change in our product mix and the reduction in excess overhead. Our anticipated higher margin sales combined with our lower overhead burden, should produce higher gross margins in dollars and as a percentage of sales throughout fiscal 2007.

EBITDA

We utilize certain GAAP measures such as Operating Income and Net Income and certain non-GAAP measures, in order to compute key financial measures that are reviewed by management, lenders and investors in order to effectively review our current on-going operations and analyze trends related to our financial condition and results of operations. Additionally, these measures are key factors upon which we prepare our budgets and forecasts, and calculate bonuses. In our calculation of key financial non-GAAP measures for adjusted Operating Income, adjusted Net Income and adjusted EBITDA, we exclude items such as non-cash compensation and reserves related to stock based transactions, disposal costs and fixed asset impairment and disposal charges. These adjusted measures are not in accordance with, or an alternative for, generally accepted accounting principles and may be different from non-GAAP measures reported by other companies.

EBITDA, (a non-GAAP measure):

                                          3-Months Ended September 30,                   6-Months Ended September 30,
                                  --------------------------------------------   ---------------------------------------------
                                                                $          %                                    $          %
                                     2006        2005        Change     Change      2006        2005         Change     Change
                                  ---------   ----------   ----------   ------   ---------   -----------   ----------   ------
Gross Margin                      2,770,027    2,620,874      149,153      5.7%  5,527,377     4,889,172      638,205     13.1%
                                  ---------   ----------   ----------   -------  ---------   -----------   ----------   -------
Operating Expenses:
Selling                             880,823    1,557,547     (676,724)   -43.4%  1,846,802     2,493,792     (646,990)   -25.9%
Delivery                            179,741      726,078     (546,337)   -75.2%    426,283     1,341,549     (915,266)   -68.2%
General and administrative,
  including $92,330 and $3,319,
  $98,160 and $870,837 non-cash
  stock compensation                872,766      937,290      (64,524)    -6.9%  1,857,628     2,604,762     (747,134)   -28.7%
Research and development             44,449       89,052      (44,603)   -50.1%     86,783       180,094      (93,311)   -51.8%
Reserve on stockholder note
  receivable                             --           --           --       --   1,428,000            --    1,428,000    100.0%
Cost of disposal activities          47,059      484,200     (437,141)   -90.3%    148,803       673,269     (524,466)   -77.9%
Impairment of fixed assets               --           --           --      0.0%         --     7,896,554   (7,896,554)  -100.0%
(Gain)/loss on disposal of
  assets                             37,329        6,242       31,087    498.0%     24,505         5,606       18,899    337.1%
                                  ---------   ----------   ----------   -------  ---------   -----------   ----------   ------
Total operating expenses          2,062,167    3,800,409   (1,738,242)   -45.7%  5,818,804    15,195,626   (9,376,822)   -61.7%
                                  ---------   ----------   ----------   -------  ---------   -----------   ----------   ------
Income (Loss) from Operations       707,860   (1,179,535)   1,887,395   -160.0%   (291,427)  (10,306,454)  10,015,027    -97.2%
Other Income (Expense), Net
Interest expense, net              (146,296)    (293,603)     147,307    -50.2%   (489,438)     (650,798)     161,360    -24.8%
Gain (loss) on FV of warrants            --       57,000      (57,000)  -100.0%         --       397,000     (397,000)  -100.0%
                                  ---------   ----------   ----------   -------  ---------   -----------   ----------   ------
Total                              (146,296)    (236,603)      90,307    -38.2%   (489,438)     (253,798)    (235,640)    92.8%
                                  ---------   ----------   ----------   -------  ---------   -----------   ----------   ------
NET INCOME (LOSS)                   561,564   (1,416,138)   1,977,702   -139.7%   (780,865)  (10,560,252)   9,779,387    -92.6%
Interest expense, net               146,296      293,603     (147,307)   -50.2%    489,438       650,798     (161,360)   -24.8%
Depreciation                         53,275      536,749     (483,474)   -90.1%    106,097     1,075,852     (969,755)   -90.1%
                                  ---------   ----------   ----------   -------  ---------   -----------   ----------   ------
EBITDA, (a non-GAAP measure)        761,135     (585,786)   1,346,921   -229.9%   (185,330)   (8,833,602)   8,648,272    -97.9%
                                  =========   ==========   ==========   =======  =========   ===========   ==========   ======

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

(3) Operating Loss has decreased due to the changes in non-cash compensation related to stock-based transactions as discussed below under general and administrative, and certain non-standard expenses such as the reserve on stockholder note receivable, disposal costs and fixed asset impairment charges related to the Asset Purchase Agreement and the Supply Agreement with Schreiber as discussed under Recent Material Developments.

Selling

Selling expense is partly a function of sales through variable costs such as brokerage commissions and promotional costs along with certain fixed costs for employee salaries and benefits and marketing campaigns. Our selling expense typically averages between 12% and 13% of net sales. Selling expenses for the six months ended September 30, 2006 and 2005 were 13% and 12%, respectively. Selling expenses for the three months ended September 30, 2006 and 2005 were 13% and 15%, respectively. Selling expenses were higher than average in the second quarter of fiscal 2006 due to a large television promotion during this period.

We expect fixed selling expenses for advertising and market research in fiscal 2007 to be nearly the same level as in fiscal 2006, but with a more focused use of funds. We sell our products through our internal sales force and an independent broker network.

Delivery

Delivery expense is primarily a function of sales, and historically ranged from approximately 5% to 6% of net sales. In fiscal 2007, delivery expense decreased to 3% of net sales due to our Supply Agreement with Schreiber. The Supply Agreement fixed the delivery charges based on a per pound rate that was lower than our historical delivery cost per pound. However, this rate can be adjusted by the parties as agreed upon from time to time. In September 2006, the parties adjusted the rate to reflect current market conditions. As a result, we anticipate delivery expense will increase to up to 5% of net sales, but still remain lower than our delivery expense prior to the outsourcing.

General and administrative

During the six months ended September 30, 2006, general and administrative expenses decreased approximately $747,000 compared to the six months ended September 30, 2005. During the six months ended September 30, 2006, non-cash compensation related to stock-based transactions decreased by nearly $773,000, as detailed below, and we did not incur a net $183,000 expense of unusual items that were incurred during the six months ended September 30, 2005. These items include: a) $261,000 of additional bad debt costs related to the Del Sunshine account; b) $71,875 in liquidated damages accrued in related to a registration rights agreement; and c) $150,000 income received pursuant to a Termination, Settlement and Release Agreement signed on July 22, 2005 between our Company and Fromageries Bel S.A. During the six months ended September 30, 2006, we expensed an additional $200,000 in general overhead costs such as corporate insurance, property taxes and depreciation as general and administrative expenses. Prior to the outsourcing, these costs were allocated to cost of goods sold.

Excluding the effects of non-cash compensation related to stock-based transactions, which cannot be predicted, we anticipate that general and administrative expenses will decrease in fiscal 2007 due to the non-recurrence of the highly intensive consulting, legal and audit services related to major contracts, review of strategic alternatives and additional SEC filings that were required in fiscal 2006. Additionally, we do not anticipate the occurrence of liquidated damages related to stock registration that were incurred in fiscal 2006. However, we anticipate that we will begin incurring additional costs related to the implementation of Sarbanes Oxley 404 in the fourth quarter of fiscal 2007 and throughout fiscal 2008.

The reduction of $772,677 in non-cash compensation related to stock-based transactions included in general and administrative expenses was a result of the following:

      Effective April 1, 2006, SFAS No. 123R applies to new awards and to awards modified, repurchased, or cancelled after the effective date, as well as to the unvested portion of awards outstanding as of the effective date. We use the Black-Scholes model to value our new stock option grants under SFAS No. 123R, applying the "modified prospective method" for existing grants which requires us to value stock options prior to our adoption of SFAS No. 123R under the fair value method and expense the unvested portion over the remaining vesting period. For the three and six months ended September 30, 2006, our total stock-based compensation expense was $92,330 and $98,160, respectively.

      Prior to April 1, 2006 and beginning April 1, 2003, we accounted for stock awards granted to employees under the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," and applied SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," prospectively to all employee awards granted on or after April 1, 2003. Prior to April 1, 2003, we accounted for stock awards granted to employees under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees, and related Interpretations" ("APB No. 25"). As a result, no compensation expense was previously recognized for stock options granted to employees prior to April 1, 2003 other than as related to option grants to employees and directors below the fair market value of the underlying stock at the date of grant or as related to subsequent modifications to options granted to employees and directors. For the three and six months ended September 30, 2005, our total stock-based compensation expense was $3,319 and $870,837 including an expense of $1,063,393 for awards valued pursuant to SFAS No. 123 and income of $192,556 for modification of awards valued pursuant to APB No. 25.

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

On June 16, 2006, Mr. Morini failed to repay the non-recourse note obligation to our Company. The 2,914,286 shares being held as collateral were deemed to be no longer outstanding and thus considered as treasury stock. On June 20, 2006, we delivered notice to Mr. Morini that we intended to exercise our rights to the Shares and retain all the Shares in full satisfaction of his obligations under the stockholder note receivable. On July 6, 2006, Mr. Morini consented to our acceptance of the Shares in full satisfaction of his obligations under the stockholder note receivable. Based upon the $0.42 closing price of our common stock as quoted on the OTC Bulletin Board on June 16, 2006, the Shares had an approximate value of $1,224,000 on such date. Accordingly, we recorded an additional expense of $1,428,000 in the three months ended September 30, 2006 in order to record the additional decline in the value of the Shares from its $2,652,000 value as of March 31, 2006. As of September 30, 2006, the value of the Shares is reflected in treasury stock. In July 2006, we cancelled the Shares along with our other 30,443 treasury shares.

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

We report disposal costs for the period as Costs of Disposal Activities in the Statement of Operations. A summary of the six months and total disposal costs incurred is as follows:

                                                 Employee
                                               Termination     Excess     Other Exit
                                                   Costs     Facilities      Costs        Total
                                               -----------   ----------   ----------   ----------
      Six Months Ended September 30, 2005        $359,774     $     --     $313,494    $  673,268
                                                 ========     ========     ========    ==========
      Six Months Ended September 30, 2006              --      112,860       35,943       148,803
                                                 ========     ========     ========    ==========
      Total Costs Incurred from
        inception through September 30, 2006     $451,002     $631,339     $712,952    $1,795,293
                                                 ========     ========     ========    ==========

We anticipate that in future periods, there will be additional disposal costs related to professional fees and leasehold repair charges incurred upon our exit from our leasehold facility in October 2006. These leasehold repair charges are expected to exceed $100,000 during the second half of fiscal 2007.

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

All assets continued to be used and depreciated under Property and Equipment until the sale of substantially all of our production machinery and equipment on December 8, 2005. For the three and six months ended September 30, 2006, we recorded a loss of $37,329 and $24,505 on the sale of assets sold or abandoned after production ceased in December 2005. For the three and six months ended September 30, 2005, we recorded a loss of $6,242 and $5,606 on the sale of assets sold

We have reclassified our remaining assets available for sale as Assets Held for Sale in the Balance Sheet and expect to sell these remaining assets by December 2006. We have estimated the fair value of these assets to be $1,500. Any difference between the actual proceeds received and this estimated fair value will be recognized as a gain or loss on the sale of assets in the period that they are sold.

Other income and expense

Interest expense decreased approximately $161,360 or 25% in the six months ended September 30, 2006 compared to the six months ended September 31, 2005. In the six months ended September 30, 2006, we saw interest expense related to our debt facilities decrease by approximately $294,000 due to the lower principal balances and the payment in full of our property taxes with the proceeds from the sale of our manufacturing equipment to Schreiber. This decrease was offset by an increase in the amortization of loan costs and non-cash debt discounts. The amortization of loan costs increased by approximately $20,000 due to additional loan fees charged by our lenders. Additionally, pursuant to several Note and Warrant Purchase Agreements entered into in fiscal 2006 and fiscal 2007, we issued warrants to purchase up to 800,000 shares of our common stock. We recorded the initial fair value of the warrants of $18,000 and $444,731 in fiscal 2007 and fiscal 2006, respectively, as a discount to debt. During the six months ended September 30, 2006 and 2005, we amortized $129,819 and $13,000 of this non-cash debt discount as interest expense.

Several of our loans facilities accrue interest based on a variable prime plus rate. Due to the increases in the prime rate (currently at 8.25%), we will experience higher interest rates in fiscal 2007 as compared to fiscal 2006 (in which the prime rate averaged 6.7%). However, we anticipate that our interest expense will decrease nearly 50% in fiscal 2007, despite the higher interest rates, due to lower debt balances and lower non-cash debt discount amortization.

In accordance with EITF 00-19, if a contract requires settlement in registered shares, then we may be required to record the value of the securities as a liability and/or temporary equity. Any changes in the fair value of the securities based on the Black-Scholes pricing model after the initial valuation are marked to market during reporting periods. During the three and six months ended September 30, 2005, we recorded a gain on the fair value of warrants of $57,000 and $397,000 related to the change in the fair values of the warrants during the period. There were no warrants that required a revaluation of fair value during the three and six months ended September 30, 2006.

Liquidity And Capital Resources

                                                                        $          %
6-Months Ended September 30,                 2006        2005        Change      Change
----------------------------------------   --------   ----------   ----------   -------
Cash from (used in) operating activities    666,074   (1,565,532)   2,231,606   -142.5%
Cash from (used in) investing activities     67,757      (61,825)     129,582   -209.6%
Cash used in financing activities          (728,427)   1,065,575   (1,794,002)  -168.4%
                                           --------    ---------   ----------    -----
Net increase (decrease) in cash               5,404     (561,782)     567,186   -101.0%
                                           ========    =========   ==========    =====

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

Financing Activities

6-Months Ended September 30,                  2006         2005
---------------------------------------   ----------   ----------
Net borrowings (payments) on line of
credit and bank overdrafts                  (519,820)  (1,052,424)
Issuances of debt                          1,200,000    1,200,000
Payments of debt and capital leases       (1,408,607)    (825,422)
Issuances of stock                                --    1,743,421
                                          ----------   ----------
Cash used in financing activities           (728,427)   1,065,575
                                          ==========   ==========

      Debt Financing

      Secured Borrowings

On June 23, 2006, we entered into a Receivables Purchase Agreement with Systran Financial Services Corporation, a subsidiary of Textron Financial Corporation ("Systran"), whereby Systran will provide financing to our Company through advances against certain trade receivable invoices due to our Company (the "Systran Agreement"). The Systran Agreement is secured by our accounts receivable and all other assets. Generally, subject to a maximum principal amount of $3,500,000 which can be borrowed under the Systran Agreement, the amount available for borrowing is equal to 85% of our eligible accounts receivable invoices less a dilution reserve and any required fixed dollar reserves. The dilution and fixed dollar reserves have been initially set at 7% and $100,000, respectively. Advances under the Systran Agreement bear interest at a variable rate equal to the prime rate plus 1.5% per annum (9.75% on September 30, 2006). We paid a one-time closing fee of $35,000 and are also obligated to pay a $1,500 monthly service fee. The initial term of the Systran Agreement ends on June 23, 2009 and may renew automatically for consecutive twelve-month terms unless terminated sooner.

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

Pursuant to a Note Purchase Agreement dated July 19, 2006, we issued a new unsecured convertible note for $2,685,104 (the "Convertible Note") to Mr. DeLuca. The proceeds from the Convertible Note were used to repay or refinance the above mentioned $2.4 million Notes that matured on June 15, 2006 and a $285,104 registration rights penalty owed to Mr. DeLuca. The Convertible Note accrues interest at 12.5% per annum. No interest or principal payments are required under the Convertible Note until its maturity on October 19, 2007. Principal, together with any accrued and unpaid interest, on the Convertible
Note is convertible at any time prior to payment into shares of our common stock at a conversion price of $0.35 per share. The market price of our common stock as quoted on the OTC on July 19, 2006 was $0.28. As additional consideration for making the loan, we issued Mr. DeLuca a warrant (the "Warrant") to purchase up to 200,000 shares of our common stock at an exercise price equal to $0.35 per share. The Warrant is fully vested and can be exercised on or before the expiration date of July 19, 2009. In July 2006, we recorded the $18,000 fair value of the Warrant as a discount to debt that will be amortized from July 2006 through October 2007.

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

In September 2006, the FASB issued SFAS 157, "Fair Value Measurements." SFAS 157 simplifies and codifies guidance on fair value measurements under generally accepted accounting principles. This standard defines fair value, establishes a framework for measuring fair value and prescribes expanded disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption permitted. We are currently evaluating the effect, if any, the adoption of SFAS 157 will have on our financial condition, results of operations and cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk results primarily from fluctuations in interest rates. The interest rate on our outstanding debt to Systran as of September 30, 2006 is floating and based on the prevailing market interest rate. For market-based debt, interest rate changes generally do not affect the market value of the debt but do impact future interest expense and hence earnings and cash flows, assuming other factors remain unchanged. A theoretical 1% increase or decrease in market rates in effect on September 30, 2006 with respect to our debt as of such date would increase or decrease interest expense and hence reduce or increase the net income of our Company by approximately $14,000 per year or $3,500 per quarter.

Our sales during the quarters ended September 30, 2006 and 2005, which were denominated in a currency other than U.S. Dollars, were less than 5% of gross sales and no net assets were maintained in a functional currency other than U.
S. Dollars during such periods. While we believe that the effects of changes in foreign currency exchange rates have not historically been significant to our operations or net assets, we are unable to forecast the effects that foreign currency exchange rates may have on our future operations.

Item 4. Controls and Procedures

As of September 30, 2006, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer ("CEO"), and the Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures to insure that we record, process, summarize and report in a timely and effective manner the information required to be disclosed in reports filed with or submitted to the Securities and Exchange Commission. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective in timely bringing to their attention material information related to our Company required to be included in our periodic Securities and Exchange Commission filings. During the quarter ended September 30, 2006, there were no changes in our internal controls over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect those controls.

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

In addition to the other information in this Form 10-Q and risk factors previously disclosed in our Annual Report on Form 10-K for the year ended March 31, 2006, the following are some of the factors as of November 10, 2006, that could cause our Company's actual results to differ materially from the expected results described in or underlying our Company's forward-looking statements. These factors should be considered carefully while evaluating our business and prospects. If any of the following risks actually occur, they could seriously harm our business, financial condition, results of operations or cash flows.

We have incurred significant losses.

We have incurred substantial losses in recent years and, as a result, have a stockholders deficit of $2,919,365 as of September 30, 2006. Losses for the years ended March 31, 2006, 2005 and 2004 were $24,148,553, $3,859,783 and
$3,299,277, respectively. We received a report from our independent accountants relating to our audited financial statements as of March 31, 2006 containing a paragraph stating that because we were then in default of our notes payable, had suffered recurring losses from operations and at March 31, 2006 had deficiencies in working capital and equity, there was substantive doubt as to our ability to continue as a going concern. Our ability to continue as a going concern depended upon successfully obtaining sufficient cash resources to refinance our $2.4 million of unsecured notes payable that matured on June 15, 2006 and obtaining positive cash flow from operations to sustain normal business operations.

Pursuant to a Note Purchase Agreement dated July 19, 2006, we issued a new unsecured convertible note for $2,685,104.17 (the "Convertible Note") to Frederick A. DeLuca, a greater than 10% shareholder. The proceeds from the Convertible Note were used to repay or refinance $2,400,000 in unsecured promissory notes that matured on June 15, 2006 (including one such note in the principal amount of $1,200,000 owned by Mr. DeLuca) and a $285,104.17 registration rights penalty owed to Mr. DeLuca. The Convertible Note accrues interest at 12.5% per annum. No interest or principal payments are required under the Convertible Note until its maturity on October 19, 2007. Principal, together with any accrued and unpaid interest, on the Convertible Note is convertible at any time prior to payment into shares of our common stock at a conversion price of $0.35 per share. The market price of our common stock as quoted on the OTC on July 19, 2006 was $0.28. As additional consideration for making the loan, we issued Mr. DeLuca a warrant (the "Warrant") to purchase up to 200,000 shares of our common stock at an exercise price equal to $0.35 per share. The Warrant is fully vested and can be exercised on or before the expiration date of July 19, 2009.

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

Additionally, the Supply Agreement provided for a contingent short-fall payment obligation up to $8,700,000 by our Company if a specified production level was not met during the one-year period from September 1, 2006 to August 31, 2007. If a contingent short-fall payment was accrued after such one-year period, it may be reduced by the amount by which production levels in the one-year period from September 1, 2007 to August 31, 2008 exceeded the specified target level of production, if any. The short-fall payment is based on formula that calculates the payment as follows: ((required pounds shipped - actual pounds shipped) / required pounds shipped) * $8,700,000. In November 2006, the Supply Agreement was amended so that the short-fall payment obligation would not be measured until September 1, 2009 to August 31, 2010 and the target level of production was reduced by approximately 22%. Although we have significantly improved our gross margins by discontinuing production of low margin products, our total sales (and the corresponding volume of our products being produced) have been substantially reduced. We will need to greatly increase our present production volume before the measuring period from September 1, 2009 to August 31, 2010 in order to avoid a substantial shortfall payment. Based on our present production volume, the estimated short-fall payment could exceed $5,200,000.

In either event, we may not have the ability to pay the required payments and Schreiber may use its contractual rights in order to collect and may cease production and shipment of our products. Such an action would have a material adverse affect on the liquidity and financial condition of our Company and it is unlikely that we would be able to continue as a going concern.

A private investor owns a large percentage of the outstanding shares, which could materially limit the ownership rights of investors.

As of November 10, 2006, Frederick DeLuca, a private investor, owned approximately 23% of our outstanding common stock and held warrants and a convertible note which, if exercised with accrued and unpaid interest on the convertible note as of such date and assuming the exercise of no other outstanding options or warrants, would give him ownership of approximately 48% of our outstanding common stock. Investors who purchase common stock in our Company may be unable to elect any specific members of the board of directors or exercise significant control over us or our business as a result of Mr. Deluca's ownership. Additionally, Mr. DeLuca may be able to exercise significant influence over our policies and Board composition.

Stockholders may experience further dilution.

We have a substantial number of outstanding options, warrants and a convertible note to acquire shares of common stock. As of November 10, 2006, we have a total of 14,609,853 shares reserved for issuance upon exercise of options, warrants and a convertible note that we have granted. Of this total, 8,172,734 are exercisable securities that are "in the money." "In the money" generally means that the current market price of the common stock is above the exercise price of the shares subject to the option, warrant or note conversion. The issuance of common stock upon the exercise of these options and warrants or note conversion could adversely affect the market price of the common stock or result in substantial dilution to our existing stockholders. In addition, any future securities issuances by our Company, could result in the issuance, or potential issuance, of a significant amount of equity securities that will cause substantial dilution to our stockholders, particularly given the current low trading price of our common stock.

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

ITEM 4. Submission of Matters to a Vote of Security Holders

The Company held its annual stockholder meeting on September 29, 2006. As of the record date on August 8, 2006, there were 17,109,910 shares of common stock issued, outstanding and eligible to vote. In this meeting, the shareholders voted on and approved the following proposals:

      1. To elect five directors for a term of one year each, until the next annual meeting of stockholders and until their successors are elected and qualify. The board members were voted in with the following number of votes for their election:

                                 Votes Cast     Votes
                 Director           FOR       WITHHELD
          --------------------------------------------
          David H. Lipka         12,871,661   764,657
          Michael E. Broll       12,878,951   757,367
          Peter J. Jungsberger   12,894,231   742,087
          Robert S. Mohel        12,894,680   741,638
          Angelo S. Morini       13,057,176   579,142

      2. To approve the Galaxy Nutritional Foods, Inc. 2006 Stock Incentive Plan. The vote tabulation for this proposal was as follows: VOTES CAST FOR - 6,181,368; VOTES CAST AGAINST - 3,202,371; ABSTENTIONS - 602,877; BROKER NON-VOTES - 3,649,702.

      3. To ratify the retention of Cross, Fernandez and Riley, L.L.P. as the independent registered public accounting firm of the Company for the fiscal year ending March 31, 2007. The vote tabulation for this proposal was as follows: VOTES CAST FOR - 12,995,740; VOTES CAST AGAINST - 34,729; ABSTENTIONS - 605,849; BROKER NON-VOTES - none.

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

* 10.19 Supply Agreement dated June 30, 2005 between Galaxy Nutritional Foods, Inc. and Schreiber Foods, Inc. Portions of the Supply Agreement have been omitted as indicated by asterisks pursuant to a request for confidential treatment in accordance with Section 552(b)(4) of the Freedom of Information Act ("FOIA"), 5 U.S.C. 552(b)(4) (Filed as Exhibit 10.19 on Form 8-K filed July 6, 2005.)

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

* 10.33 Non-plan Option to Purchase Securities of Galaxy Nutritional Foods, Inc. dated August 7, 2006 in favor of Peter J. Jungsberger (Filed as Exhibit 10.33 on Form 10-Q for the fiscal quarter ended June 30, 2006.)

* 10.34 Non-plan Option to Purchase Securities of Galaxy Nutritional Foods, Inc. dated August 7, 2006 in favor of Robert S. Mohel (Filed as
             Exhibit 10.34 on Form 10-Q for the fiscal quarter ended June 30, 2006.)

* 10.35 Non-plan Option to Purchase Securities of Galaxy Nutritional Foods, Inc. dated August 17, 2006 in favor of David H. Lipka (Filed as
             Exhibit 10.35 on Form 8-K filed August 21, 2006.)

* 10.36 Non-plan Option to Purchase Securities of Galaxy Nutritional Foods, Inc. dated August 17, 2006 in favor of Michael E. Broll (Filed as
             Exhibit 10.36 on Form 8-K filed August 21, 2006.)

* 10.37 Non-plan Option to Purchase Securities of Galaxy Nutritional Foods, Inc. dated August 17, 2006 in favor of Angelo S. Morini (Filed as
             Exhibit 10.37 on Form 8-K filed August 21, 2006.)

* 10.38 Sublease Agreement dated October 3, 2006 between Galaxy Nutritional Foods, Inc. and Oracle Corporation (Filed as Exhibit 10.38 on Form 8-K filed October 10, 2006.)

  10.39 Letter Agreement accepted November 9, 2006 between Galaxy Nutritional Foods, Inc. and Schreiber Foods, Inc. amending the Supply Agreement dated June 30, 2005 between the parties. Portions of the Letter Agreement have been omitted as indicated by asterisks pursuant to a request for confidential treatment in accordance with
             Section 552(b)(4) of the Freedom of Information Act ("FOIA"), 5 U.S.C. 552(b)(4) (Filed herewith.)

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

                                        GALAXY NUTRITIONAL FOODS, INC.


Date: November 14, 2006                 /s/ Michael E. Broll
                                        ----------------------------------------
                                        Michael E. Broll
                                        Chief Executive Officer
                                        (Principal Executive Officer)


Date: November 14, 2006                 /s/ Salvatore J. Furnari
                                        ----------------------------------------
                                        Salvatore J. Furnari
                                        Chief Financial Officer
                                        (Principal Accounting and Financial
                                        Officer)