Form 10-Q
period 2006-12-31
GALAXY NUTRITIONAL FOODS INC
filed 2007-02-14
CIK 819527

`UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_______ to ______

Commission File Number 1-15345

GALAXY NUTRITIONAL FOODS, INC.
(Exact name of registrant as specified in its charter)

Delaware	25-1391475
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

5955 T. G. Lee Blvd Suite 201
Orlando, Florida	32822
(Address of principal executive offices)	(Zip Code)

(407) 855-5500
(Registrant's telephone number, including area code)

2441 Viscount Row
Orlando, Florida 32809
(Former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     YES ☒     NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):
Large accelerated filer ☐    Accelerated filer ☐    Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     YES ☐    NO ☒

On February 9, 2007, there were 17,109,910 shares of common stock, $.01 par value per share, outstanding.

 GALAXY NUTRITIONAL FOODS, INC.

Index to Form 10-Q
For the Quarter Ended December 31, 2006

PART I. FINANCIAL INFORMATION
GALAXY NUTRITIONAL FOODS, INC.
Balance Sheets

		DECEMBER 31,	MARCH 31,
	Notes	2006	2006
		(unaudited)
ASSETS
CURRENT ASSETS:
Cash		$321,432	$435,880
Trade receivables, net		2,915,411	4,018,806
Inventories		340,474	273,528
Prepaid expenses and other		282,115	70,717

Total current assets		3,859,432	4,798,931

PROPERTY AND EQUIPMENT, NET		96,404	226,349
ASSETS HELD FOR SALE		--	61,950
OTHER ASSETS		113,880	162,840

TOTAL		$4,069,716	$5,250,070

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Secured borrowings	3	$1,173,777	$1,919,002
Accounts payable		1,338,427	2,665,963
Accrued disposal costs	4	49,733	480,404
Accrued and other current liabilities		352,078	542,811
Related party notes payable	3	2,673,544	2,273,021
Current portion of accrued employment contracts	5	366,305	434,114
Current portion of obligations under capital leases		--	20,231

Total current liabilities		5,953,864	8,335,546

ACCRUED EMPLOYMENT CONTRACTS, less current portion	5	288,585	559,677
OBLIGATIONS UNDER CAPITAL LEASES, less current portion		--	37,507

Total liabilities		6,242,449	8,932,730

COMMITMENTS AND CONTINGENCIES	6	--	--

STOCKHOLDERS’ DEFICIT:
Common stock		171,099	200,546
Additional paid-in capital		70,167,150	71,345,556
Accumulated deficit		(72,510,982)	(72,456,301)

		(2,172,733)	(910,199)

Less: Notes receivable arising from the exercise of stock options	5	--	(2,652,000)
Treasury stock	5	--	(120,461)

Total stockholders’ deficit		(2,172,733)	(3,682,660)

TOTAL		$4,069,716	$5,250,070

See accompanying notes to financial statements

GALAXY NUTRITIONAL FOODS, INC.
Statements of Operations
(UNAUDITED)

		THREE MONTHS ENDED		NINE MONTHS ENDED
		DECEMBER 31,		DECEMBER 31,
	Notes	2006	2005	2006	2005

NET SALES		$6,110,619	$9,072,097	$20,670,958	$29,361,475

COST OF GOODS SOLD		3,417,232	7,182,502	12,450,194	22,582,708
Gross margin		2,693,387	1,889,595	8,220,764	6,778,767

OPERATING EXPENSES:
Selling		775,043	1,161,751	2,621,845	3,655,543
Delivery		217,431	544,665	643,714	1,886,214
General and administrative, including $10,000, $52,676, $108,160 and $923,513 non-cash compensation related to stock based transactions	7	639,030	1,394,599	2,496,658	3,999,362
Research and development		47,345	75,961	134,128	256,055
Reserve on stockholder note receivable	5	--	9,129,343	1,428,000	9,129,343
Cost of disposal activities	4	134,744	668,936	283,547	1,342,204
Impairment of equipment		--	--	--	7,896,554
Loss on disposal of assets		19,775	65,360	44,280	70,966
Total operating expenses		1,833,368	13,040,615	7,652,172	28,236,241

INCOME (LOSS) FROM OPERATIONS		860,019	(11,151,020)	568,592	(21,457,474)

OTHER INCOME (EXPENSE):
Interest expense		(133,835)	(595,692)	(623,273)	(1,246,490)
Gain (loss) on fair value of warrants		--	(8,269)	--	388,731
Total other income (expense)		(133,835)	(603,961)	(623,273)	(857,759)

NET INCOME (LOSS)		$726,184	$(11,754,981)	$(54,681)	$(22,315,233)

BASIC NET INCOME (LOSS) PER COMMON SHARE	8	$0.04	$(0.59)	$0.00	$(1.14)
DILUTED NET INCOME (LOSS) PER COMMON SHARE	8	$0.03	$(0.59)	$0.00	$(1.14)

See accompanying notes to financial statements.

GALAXY NUTRITIONAL FOODS, INC.
Statement of Stockholders’ Deficit
Nine months Ended December 31, 2006
(UNAUDITED)

	Common Stock				Notes
	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Receivable for Common Stock	Treasury Stock	Total
Balance at March 31, 2006	20,054,623	$200,546	$71,345,556	$(72,456,301)	$(2,652,000)	$(120,461)	$(3,682,660)

Fair value of stock-based transactions	--	--	126,160	--	--	--	126,160
Reserve on stockholder note receivable	--	--	--	--	1,428,000	--	1,428,000
Refund of costs on issuance of common stock	--	--	10,448	--	--	--	10,448
Rounding shares	16	--	--	--	--	--	--
Value of returned shares transferred to treasury stock	--	--	--	--	1,224,000	(1,224,000)	--
Cancellation of treasury stock	(2,944,729)	(29,447)	(1,315,014)	--	--	1,344,461	--
Net loss	--	--	--	(54,681)	--	--	(54,681)

Balance at December 31, 2006	17,109,910	$171,099	$70,167,150	$(72,510,982)	$--	$--	$(2,172,733)

See accompanying notes to financial statements.

GALAXY NUTRITIONAL FOODS, INC.
Statements of Cash Flows
(UNAUDITED)

Nine months Ended December 31,	Notes	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss		$(54,681)	$(22,315,233)
Adjustments to reconcile net loss to net cash from (used in) operating activities:
Depreciation and amortization		130,102	1,463,036
Amortization of debt discount and financing costs		256,546	424,016
Provision for promotional deductions and losses on trade receivables		(253,150)	1,543,025
Provision for loss on stockholder note receivable	5	1,428,000	9,129,343
Loss on disposal and impairment of assets		44,280	7,967,520
Gain on fair value of warrants		--	(388,731)
Non-cash compensation related to stock-based transactions	7	108,160	923,513
(Increase) decrease in:
Trade receivables		1,356,545	(2,331,397)
Inventories		(66,946)	3,245,797
Prepaid expenses and other		(176,477)	(415,264)
Increase (decrease) in:
Accounts payable		(1,317,088)	487,749
Accrued and other liabilities		(675,201)	(520,555)

NET CASH FROM (USED IN) OPERATING ACTIVITIES		780,090	(787,181)

CASH FLOWS FROM INVESTING ACTIVITIES:	9
Purchase of property and equipment		(22,854)	(304,353)
Proceeds from sale of equipment		45,455	8,747,075
Decrease in other assets		34,923	--

NET CASH FROM (USED IN) INVESTING ACTIVITIES		57,524	8,442,722

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (payments) on secured borrowings		(745,225)	(3,219,757)
Borrowings on term notes payable		1,200,000	2,400,000
Repayments on term notes payable		(1,200,000)	(8,241,985)
Principal payments on capital lease obligations		(62,826)	(194,428)
Financing costs for long term debt		(144,011)	(288,697)
Proceeds from issuance of common stock under employee stock purchase plan		--	11,861
Proceeds from exercise of common stock options		--	2,879
Proceeds from exercise of common stock warrants, net of costs		--	1,691,758

NET CASH FROM (USED IN) FINANCING ACTIVITIES		(952,062)	(7,838,369)

NET INCREASE (DECREASE) IN CASH		(114,448)	(182,828)

CASH, BEGINNING OF PERIOD		435,880	561,782

CASH, END OF PERIOD		$321,432	$378,954

See accompanying notes to financial statements.

GALAXY NUTRITIONAL FOODS, INC.
Notes To Financial Statements
(UNAUDITED)

(1)   Basis of Presentation
The unaudited financial statements have been prepared by Galaxy Nutritional Foods, Inc. (the “Company”), in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and applicable rules and regulations of the Securities and Exchange Commission. The accompanying financial statements contain all normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of such financial statements. Certain information and disclosures normally included in the financial statements prepared in accordance with GAAP have been omitted under such rules and regulations although the Company believes that the disclosures are adequate to make the information presented not misleading. The March 31, 2006 balance sheet data was derived from the audited financial statements, but does not include all disclosures required by GAAP. These unaudited financial statements should be read in conjunction with the financial statements and notes included on Form 10-K for the fiscal year ended March 31, 2006. Interim results of operations for the nine-month period ended December 31, 2006 may not necessarily be indicative of the results to be expected for the full year.

During fiscal 2006, the Company transitioned its manufacturing and distribution operations to an outside supplier. In November 2005, Schreiber Foods, Inc., a Wisconsin corporation (“Schreiber”), began manufacturing and distributing substantially all of the Company’s products in accordance with a Supply Agreement that was signed on June 30, 2005. The prices for such products are based on cost plus a processing fee as determined by the parties from time to time. Additionally, in December 2005, the Company sold substantially all of its manufacturing and production equipment to Schreiber for $8,700,000 in cash pursuant to an Asset Purchase Agreement dated June 30, 2005.

The Company incurred substantial losses in recent years and, as a result, has a stockholders deficit of $2,172,733 as of December 31, 2006. Losses for the years ended March 31, 2006, 2005 and 2004 were $24,148,553, $3,859,783 and $3,299,277, respectively. Additionally, the Company received a report from its independent accountants relating to its audited financial statements as of March 31, 2006 containing a paragraph stating that because it was then in default of its notes payable, had suffered recurring losses from operations and at March 31, 2006 had deficiencies in working capital and equity, there was substantial doubt as to its ability to continue as a going concern. The Company's ability to continue as a going concern depended upon successfully obtaining sufficient cash resources to refinance its $2.4 million of unsecured related party notes payable that matured on June 15, 2006 and obtaining positive cash flow from operations to sustain normal business operations.

The Company’s fiscal 2007 business plan eliminated certain low margin private label and Galaxy imitation business from its sales mix. The elimination of these low margin items and the elimination of excess overhead that was part of the Company’s former manufacturing operations has resulted in higher gross margins and produced positive cash flows from operations in the nine months ended December 31, 2006.

As a result of the successful refinancing of the $2.4 million short-term notes and line of credit for the Company’s receivables financing (See Note 3) and the positive cash flow that the Company is currently experiencing from operations, management believes that the Company has sufficient cash resources to meet its current liquidity needs for general operations excluding the related party note payable.  Therefore, the Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America assuming that it will continue on a going concern basis. This assumes the realization of assets and the satisfaction of liabilities in the normal course of business.

It is unlikely at this time that the Company will have enough cash from operations to repay the $2,685,104 related party note payable that matures in October 2007 (See Note 3), if the Note Holder chooses not to convert the note into common shares or refinance or renew this loan. If the Note Holder demands a cash repayment of the related party note payable and the Company cannot generate enough cash from operations or alternative financing, it will be unable to satisfy the note by its maturity date. In such an event, the Note Holder could exercise his rights under the loan documents, which could include, among other things, declaring a default under the loan which would then trigger interest to accrue at 17.5% per annum. Additionally, a default to the Note Holder would trigger a default under the Systran Agreement. In such an event, Systran could exercise its rights under its loan documents, which could include, among other things, declaring a default and pursuing foreclosure on the Company’s assets that are pledged as collateral for the advances on its accounts receivable invoices. If these events occurred, it would be substantially more difficult for the Company to effectively continue the operation of its business, and it is unlikely that it would be able to continue as a going concern. Management has commenced discussions with the Note Holder regarding possible conversion, extension or other alternatives related to the note.

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expense during the reporting period. The Company’s significant estimates include the allowance for doubtful accounts receivable, which is made up of reserves for promotions, discounts and bad debts, valuation of deferred taxes, valuation of compensation expense on options and warrants, and accruals for disposal costs. Actual results could differ from those estimates.

Reclassifications
Certain items in the financial statements of the prior period have been reclassified to conform to current period presentation.

(2)   Summary of Significant Accounting Policies
Revenue Recognition
Sales are recognized upon shipment of products to customers. The Company offers a right of return policy on certain products sold to certain retail customers in the conventional grocery stores and mass merchandising industry. If the product is not sold during its shelf life, the Company will allow a credit for the unsold merchandise. Since the shelf life of the Company’s products range from 6 months to one year, the Company historically averages less than 2% in credits for unsold product. The Company’s reserve on accounts receivable takes these potential future credits into consideration. Certain expenses such as returns, slotting fees, rebates, coupons and other discounts are accounted for as a reduction to Revenues.

Disposal Costs
The Company has recorded accruals in connection with the asset sale and outsourcing arrangements with Schreiber. Prior to December 31, 2006, these accruals included estimates pertaining to employee termination costs and abandonment of excess equipment and facilities and other potential costs. Given the significance and complexity of these activities, and the timing of the execution of such activities, the accrual process involved periodic reassessments of estimates made at the time the original decisions were made, including evaluating estimated employment terms, contract cancellation charges and real estate market conditions for sub-lease rents. As of December 31, 2006, there are no further costs that require estimates and any future disposal costs will be recorded as incurred in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”

Stock Based Compensation
On September 29, 2006, the shareholders approved the 2006 Stock Incentive Plan. This 2006 Stock Incentive Plan has up to 1,000,000 shares available for stock awards to employees and directors and expires on January 20, 2016.

Effective April 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R requires companies to measure the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant-date fair value of the award and to recognize it as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period.

SFAS No. 123R applies to new awards and to awards modified, repurchased, or cancelled after the effective date, as well as to the unvested portion of awards outstanding as of the effective date. The Company uses the Black-Scholes model to value its new stock option grants under SFAS No. 123R, applying the “modified prospective method” for existing grants which requires the Company to value stock options prior to its adoption of SFAS No. 123R under the fair value method and expense the value over the requisite service period. SFAS No. 123R also requires the Company to estimate forfeitures in calculating the expense related to stock-based compensation. In addition, SFAS No. 123R requires the Company to reflect cash flows resulting from the tax benefits related to tax deductions in excess of the compensation cost recognized for those options to be classified as a cash inflow from financing activities and a cash outflow from operating activities.

From April 1, 2003 through March 31, 2006, the Company accounted for stock awards granted to employees under the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” and applied SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure,” prospectively to all employee awards granted on or after April 1, 2003. Prior to April 1, 2003, the Company accounted for stock awards granted to employees under the recognition and measurement principles of Accounting Principles Board Opinion No. 25,“Accounting for Stock Issued to Employees, and related Interpretations.” As a result, no compensation expense was recognized for stock options granted to employees prior to April 1, 2003 other than as related to option grants to employees and directors below the fair market value of the underlying stock at the date of grant or as related to subsequent modifications to options granted to employees and directors.

The Black-Scholes model requires subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The risk-free rate is based on the U.S Treasury rates in effect during the corresponding period of the grant. Expected volatilities are based on the historical volatility of the Company’s stock. Prior to April 1, 2006, the Company input the expected life of options granted based on the contractual life of the options granted. For any new awards, the Company will input the expected life of options granted based on information derived from historical data on employee exercises and post-vesting employment termination behavior. There is no expected dividend yield.  These factors could change in the future, which may affect the stock-based compensation expense in future periods. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The Company's financial statements for the nine months ended December 31, 2006 reflect the impact of SFAS No. 123R. In accordance with the modified prospective transition method, the Company's financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123R.

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company's Statements of Operations for the three and nine months ended December 31, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of March 31, 2006 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to March 31, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. As stock-based compensation expense recognized in the Statement of Operations is based on awards ultimately expected to vest and to be exercised, it will be reduced for estimated forfeitures. There was no forfeiture rate applied to the stock-based compensation expense for the three and nine months ended December 31, 2006 as all options were fully vested and are able to be exercised. In the Company's pro forma information required under SFAS 123 for the periods prior to April 1, 2006, the Company accounted for forfeitures as they occurred. The Company estimated the fair value of each stock-based award using the Black-Scholes pricing model with the following assumptions:

	Three Months Ended	Nine months Ended
	December 31, 2006	December 31, 2006
Risk-free interest rate	4.52%	4.07-4.94%
Volatility	48.7%	50.3-51.9%
Expected life (months)	120	36-120
Dividends	None	None

The following table summarizes nonvested plan and non-plan stock options as of December 31, 2006, as well as activity for the three and nine months then ended.

	Three Months Ended December 31, 2006		Nine months Ended December 31, 2006
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Beginning of period	-0-	$-0-	53,000	$0.51
Granted	40,000	0.25	540,000	0.19
Vested	(40,000)	0.25	(593,000)	0.22
Forfeited	—	—	—	—
End of period	-0-	$-0-	-0-	$-0-

Compensation cost arising from nonvested stock granted to employees and from non-employee stock awards is recognized as expense using the graded vesting attribution method over the vesting period. As of December 31, 2006, there was no remaining unrecognized compensation cost related to nonvested stock. For the three and nine months ended December 31, 2006, the Company’s total stock-based compensation expense was $10,000 and $108,160, respectively.

The following table summarizes plan and non-plan stock options outstanding as of December 31, 2006 as well as activity during the nine months then ended:

	Nine Months Ended
	December 31,2006
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at beginning of period	4,846,406	$3.12
Granted	540,000	0.44
Exercised	—	—
Forfeited	(48,656)	2.56
Outstanding at end of period	5,337,750	$2.86	2.8 Years	$-0-

Exercisable at end of period	5,337,750	$2.86	2.8 Years	$-0-

At December 31, 2006, the aggregate intrinsic value of options outstanding and options exercisable was zero, because the market value of the underlying stock was below the average exercise price of all options. The closing price of the Company’s common stock on December 31, 2006 as quoted on the OTC Bulletin Board was $0.52 per share. The weighted-average fair value computed on options granted during the three and nine months ended December 31, 2006 was $0.25 and $0.19, respectively. The weighted-average fair value computed on options granted during the three and nine months ended December 31, 2005 was $1.07.

Pro Forma Information for Periods Prior to April 1, 2006
The Company estimated the fair value of each stock-based award during the nine months ended December 31, 2005 as if compensation cost for all the Company's employee and director stock-based awards had been determined in accordance with the fair value method prescribed in SFAS No. 123. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The risk-free rate is based on the U.S Treasury rates in effect during the corresponding period of grant. Expected volatilities are based on the historical volatility of the Company’s stock. Expected life of options granted is computed using the contractual life of the options granted. There is no expected dividend yield.  The Company estimated the fair value of each stock-based award using the Black-Scholes pricing model with the following assumptions:

Nine months Ended
December 31, 2005
Risk-free interest rate	3.35-4.30%
Volatility	24.9-46.0%
Expected life (months)	1-120
Dividends	None

The following table illustrates the effect on net loss and net loss per share for the three and nine months ended December 31, 2005 as if the Company’s stock-based compensation had been determined based on the fair value at the grant dates for awards made prior to April 1, 2006, under those plans and consistent with SFAS 123:

	Three Months Ended	Nine months Ended
	December 31, 2005	December 31, 2005
Net loss as reported	$(11,754,981)	$(22,315,233)
Add: Stock-based compensation included in reported net loss	52,676	923,513
Deduct: Stock-based compensation under fair-value based method for all awards	(62,568)	(953,814)
Pro forma net loss	$(11,764,873)	$(22,345,534)

Pro forma basic and diluted net loss per common share:
Pro forma net loss per common share - basic and diluted	$(0.59)	$(1.14)
Reported net loss per common share - basic and diluted	$(0.59)	$(1.14)

Segment Information
The Company does not identify separate operating segments for management reporting purposes. The results of operations are the basis on which management evaluates operations and makes business decisions. The Company sells to customers throughout the United States and 14 other countries.

Recent Accounting Pronouncements
In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of this standard on its financial statements.

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

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 requires companies to evaluate the materiality of identified unadjusted errors on each financial statement and related financial statement disclosure using both the rollover approach and the iron curtain approach. The rollover approach quantifies misstatements based on the amount of the error in the current year financial statements whereas the iron curtain approach quantifies misstatements based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of the misstatement’s year(s) origin. Financial statements would require adjustment when either approach results in quantifying a misstatement that is material. Correcting prior year financial statements for immediate errors would not require previously filed reports to be amended. SAB 108 is effective for the first fiscal year ending after November 15, 2006. The Company does not expect the impact of SAB 108 on its financial condition, results of operations and cash flows to be material.

(3)	Secured Borrowings and Related Party Notes Payable
Secured Borrowings
On June 23, 2006, the Company entered into a Receivables Purchase Agreement with Systran Financial Services Corporation, a subsidiary of Textron Financial Corporation (“Systran”), whereby Systran will provide financing to the Company through advances against certain trade receivable invoices due to the Company (the “Systran Agreement”). The Systran Agreement is secured by the Company’s accounts receivable and all other assets. Generally, subject to a maximum principal amount of $3,500,000 which can be borrowed under the Systran Agreement, the amount available for borrowing is equal to 85% of the Company’s eligible accounts receivable invoices less a dilution reserve and any required fixed dollar reserves. The dilution and fixed dollar reserves have been initially set at 7% and $100,000, respectively. Advances under the Systran Agreement bear interest at a variable rate equal to the prime rate plus 1.5% per annum (9.75% on December 31, 2006). The Company paid a one-time closing fee of $35,000 and is also obligated to pay a $1,500 monthly service fee. The initial term of the Systran Agreement ends on June 23, 2009 and may renew automatically for consecutive twelve-month terms unless terminated sooner.

In accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Debt,” the Company accounts for the Systran Agreement as a liability since it is a full-recourse agreement and the Company maintains effective control over the accounts receivable.

On June 23, 2006, Systran advanced $2,379,262 under the Systran Agreement of which $1,839,086 was used to pay in full and terminate the Company’s obligations under its line of credit with Textron Financial Corporation which was to terminate on June 27, 2006 pursuant to a Sixth Amendment to the Textron Loan Agreement that was executed on May 26, 2006. The Sixth Amendment provided for an extension of the Textron Loan from May 26, 2006 until June 27, 2006 and reduced the maximum principal amount which could be borrowed under the Textron Loan to $3,000,000. In exchange for the amendment and extension, the Company paid a fee of $10,000. As of December 31, 2006, advances under the Systran Agreement totaled $1,173,777.

Related Party Notes Payable
Pursuant to a Note and Warrant Purchase Agreement dated September 12, 2005, the Company received $1,200,000 as a loan from Mr. Frederick A. DeLuca, a greater than 10% shareholder. In October 2005, pursuant to several Note and Warrant Purchase Agreements dated September 28, 2005, the Company received a $600,000 loan from Conversion Capital Master, Ltd., a $485,200 loan from SRB Greenway Capital (Q.P.), L.P., a $69,600 loan from SRB Greenway Capital, L.P. and a $45,200 loan from SRB Greenway Offshore Operating Fund, L.P. The combined total of these loans was $2,400,000. The loans were evidenced by unsecured promissory notes (the “Notes”) held by the above referenced parties (the “Note Holders”). The Notes required monthly interest-only payments at 3% above the bank prime rate of interest per the Federal Reserve Bank and matured on June 15, 2006.

The Company did not have the short-term liquidity to pay its related party Note Holders on the $2.4 million Notes that matured on June 15, 2006 in accordance with their original terms. The Company received a letter on June 20, 2006 from all of the Note Holders, other than Mr. DeLuca, notifying the Company that its failure to pay the amounts due and owing on the maturity date constituted a default on $1.2 million of the Notes held by those Note Holders. Pursuant to the terms of the Notes, since the Company did not cure the default within 10 days after receipt of the notice of default, it was obligated to pay interest at the default rate of 8% above the Prime Rate beginning July 1, 2006.

Pursuant to a Note Purchase Agreement dated July 19, 2006, the Company issued a new unsecured convertible note for $2,685,104 (the “Convertible Note”) to Mr. DeLuca. The proceeds from the Convertible Note were used to repay or refinance the above mentioned $2.4 million Notes that matured on June 15, 2006 and a $285,104 registration rights penalty owed to Mr. DeLuca. The Convertible Note accrues interest at 12.5% per annum. No interest or principal payments are required under the Convertible Note until its maturity on October 19, 2007. Principal, together with any accrued and unpaid interest, on the Convertible Note is convertible at any time prior to payment into shares of the Company’s common stock at a conversion price of $0.35 per share. The market price of the Company’s common stock as quoted on the OTC Bulletin Board on July 19, 2006 was $0.28. As additional consideration for making the loan, the Company issued Mr. DeLuca a warrant (the “Warrant”) to purchase up to 200,000 shares of the Company’s common stock at an exercise price equal to $0.35 per share. The Warrant is fully vested and can be exercised on or before the expiration date of July 19, 2009. In July 2006, the Company recorded the $18,000 fair value of the Warrant as a discount to debt that is being amortized from July 2006 through October 2007.

The Company amortized $3,600 and $133,419 related to debt discounts in the three and nine months ended December 31, 2006, respectively. The Company amortized $152,376 and $165,376 related to debt discounts in the three and nine months ended December 31, 2005, respectively. Additionally, the Company recorded interest expense related to the above Notes of $85,774 and $237,335 in the three and nine months ended December 31, 2006, respectively, and $60,452 and $66,561 in the three and nine months ended December 31, 2005, respectively. As of December 31, 2006, the outstanding principal balance of $2,685,104 on the Convertible Note less the remaining debt discount of $11,560 is $2,673,544.

(4)   Disposal Activities
On December 8, 2005, the Company completed the sale of substantially all of its manufacturing and production equipment to Schreiber Foods, Inc., a Wisconsin corporation (“Schreiber”), for $8,700,000 in cash pursuant to an Asset Purchase Agreement dated June 30, 2005. In connection with the Asset Purchase Agreement, the Company also entered into a Supply Agreement with Schreiber (the “Supply Agreement”) on June 30, 2005 pursuant to which, Schreiber became the Company’s sole source of supply and distribution for substantially all of its products in November 2005.

The Company accounted for the costs associated with these transactions in accordance with SFAS No. 146, “Accounting for Costs Associated with an Exit or Disposal Activity,” because the above arrangements were planned and controlled by management and materially change the manner in which the Company’s business will be conducted. In accordance with SFAS No. 146, costs associated with disposal activities should be reported as a reduction of income from operations. The above transactions were communicated to the Company’s employees on July 6, 2005. During the fiscal year ended March 31, 2006, all 104 employee positions related to the manufacturing and distribution of the Company’s products were eliminated. The majority of these employee termination costs were paid during fiscal 2006 with the remaining employee termination costs expected to be paid in fiscal 2007. In December 2005, the Company abandoned its distribution facility and the production portion of its administrative facility and accrued $396,197 related to abandonment of these facilities. This amount was calculated as the present value of the remaining lease rentals, reduced by the estimated market value of sublease rentals. The actual expense exceeded this estimate for the time that the Company did not sublease these facilities. Other exit costs consist primarily of legal and professional fees related to the disposal activities and maintenance costs on the abandoned facilities.

As of December 31, 2006, the Company has accrued the following costs associated with the above transactions:

	Employee Termination Costs	Excess Facilities	Other Exit Costs	Total
Accrued Balance March 31, 2005	$--	$--	$--	$--
Charges	--	--	189,069	189,069
Payments	--	--	(189,069)	(189,069)
Accrued Balance, June 30, 2005	--	--	--	--
Charges	359,774	--	124,425	484,199
Payments	--	--	(124,425)	(124,425)
Accrued Balance, September 30, 2005	359,774	--	--	359,774
Charges	51,638	396,197	221,101	668,936
Payments	(204,847)	--	(221,101)	(425,948)
Accrued Balance, December 31, 2005	206,565	$396,197	$--	$602,762
Charges	39,590	122,282	142,414	304,286
Payments	(220,277)	(168,530)	(37,837)	(426,644)
Accrued Balance, March 31, 2006	$25,878	$349,949	$104,577	$480,404
Charges	--	88,955	12,789	101,744
Payments	(7,257)	(136,260)	(18,427)	(161,944)
Accrued Balance, June 30, 2006	18,621	302,644	98,939	420,204
Charges	--	23,905	23,154	47,059
Payments	--	(280,420)	(72,624)	(353,044)
Accrued Balance, September 30, 2006	18,621	46,129	49,469	114,219
Charges	--	4,612	130,132	134,744
Payments	--	(19,629)	(179,601)	(199,230)
Accrued Balance, December 31, 2006	$18,621	$31,112	$--	$49,733

The Company reports its disposal costs for the period as Costs of Disposal Activities in the Statement of Operations. A summary of the nine months and total disposal costs incurred is as follows:

	Employee Termination Costs	Excess Facilities	Other Exit Costs	Total
Nine months Ended December 31, 2005	$411,412	$396,197	$534,595	$1,342,204
Nine months Ended December 31, 2006	--	117,472	166,075	283,547
Total Costs Incurred from inception through December 31, 2006	$451,002	$635,951	$843,084	$1,930,037

The Company anticipates that in future periods, there may be additional disposal costs related to professional fees and leasehold repair charges that are in dispute between the Company and the landlord on its former leasehold manufacturing facility. The Company exited this facility and the lease expired in November 2006.

From April 15, 2006 through November 12, 2006, the Company received approximately $89,064 in rental income under a sublease agreement for a portion of its unused manufacturing facility and parking spaces. This rental income offset the Company’s lease payment obligations recorded in Cost of Disposal Activities during fiscal 2007.

Effective July 31, 2006, the Company entered into a lease termination agreement with its landlord, CLP Industrial Properties, regarding its unused leased distribution facilities whereby the landlord released the Company from $1,068,869 in future payment obligations from August 1, 2006 through July 31, 2009 under the terms of its operating lease, in exchange for a termination fee of $228,859 that was paid as follows: $128,859 upon the effective date, followed by payments of $75,000 and $25,000 thirty and forty-five days thereafter, respectively.

(5)   Related Party Transactions
Angelo S. Morini
In a Second Amended and Restated Employment Agreement effective October 13, 2003, Angelo S. Morini the Company’s Founder, Vice-Chairman and President resigned from his positions with the Company as Vice Chairman and President and he is no longer involved in the daily operations of the Company. He retains the title of Founder and has been named Chairman Emeritus. Mr. Morini continues to be a stockholder and a member of the Company’s Board of Directors. Additionally, he may carry out special assignments designated to him by the Chairman of the Board. The agreement is for a five-year period beginning October 13, 2003 and provides for an annual base salary of $300,000, plus standard health insurance benefits, club dues and an auto allowance.

Because Mr. Morini is no longer performing ongoing services for the Company, the Company accrued and expensed the five-year cost of this agreement in October 2003. The total estimated costs expensed under this agreement were $1,830,329 of which $654,890 remained unpaid but accrued ($366,305 as short-term liabilities and $288,585 as long-term liabilities) as of December 31, 2006. The obligation is being paid out in nearly equal monthly installments ending in October 2008.

In June 1999, in connection with an amended and restated employment agreement for Angelo S. Morini, the Company consolidated two full-recourse notes receivable ($1,200,000 from November 1994 and $11,572,200 from October 1995) related to his purchase of 2,914,286 shares of the Company’s common stock into a single stockholder note receivable in the amount of $12,772,200 that was due on June 15, 2006. This stockholder note receivable was non-interest bearing and non-recourse and was secured by the 2,914,286 shares of the Company’s common stock (the “Shares”).

On June 16, 2006, Mr. Morini failed to repay the non-recourse note obligation to the Company. The 2,914,286 shares being held as collateral were deemed to be no longer outstanding and thus considered as treasury stock. On June 20, 2006, the Company delivered notice to Mr. Morini that it intended to exercise its rights to the Shares and retain all the Shares in full satisfaction of his obligations under the stockholder note receivable. On July 6, 2006, Mr. Morini consented to the Company’s acceptance of the Shares in full satisfaction of his obligations under the stockholder note receivable. Based upon the $0.42 closing price of the Company’s common stock as quoted on the OTC Bulletin Board on June 16, 2006, the Shares had an approximate value of $1,224,000 on such date. Accordingly, the Company recorded an additional expense of $1,428,000 in the nine months ended December 31, 2006 in order to record the additional decline in the value of the Shares from its $2,652,000 value as of March 31, 2006. In July 2006, the Company cancelled the Shares along with its other 30,443 treasury shares.

Although this expense resulted in a material loss to the Company’s operations, it did not have any affect on the balance sheet since the stockholder note receivable was already shown as a reduction to Stockholders’ Deficit.

Christopher J. New
On July 8, 2004, Christopher J. New resigned from his position as Chief Executive Officer in order to pursue other opportunities. In accordance with the Separation and Settlement Agreement between the Company and Mr. New, the Company recorded $444,883 related to the employment contract expense in July 2004. This settlement was paid out in nearly equal installments over two years payable on the Company’s regular payroll dates until July 2006, when the balance was paid in full.

Board of Directors
On August 7, 2006, the Board of Directors the Company appointed two new directors, Mr. Peter J. Jungsberger and Mr. Robert S. Mohel. As a result of these appointments, all then vacancies on the Company’s Board of Directors were filled. The current Board consists of two independent directors (including Messrs. Jungsberger and Mohel) and three non-independent directors. Upon their appointment, the Board of Directors issued to each Mr. Jungsberger and Mr. Mohel an option to purchase up to 100,000 shares of the Company’s common stock with an exercise price of $0.45 (110% of the $.041 market price as quoted on the OTC Bulletin Board on August 7, 2006). The options were granted outside of any stock option plan, were immediately vested and expire on August 7, 2011. In accordance with the accounting provisions of SFAS No. 123R, the Company recorded a fair value expense of $38,000 upon the issuance of these options.

On August 17, 2006, the Board of Directors approved the grant of options to acquire 100,000 shares of the Company’s common stock to each of David Lipka, Michael Broll and Angelo Morini, each a director of the Company. Each of these options has an exercise price of $0.44 (110% of the $.40 market price as quoted on the OTC Bulletin Board on August 17, 2006). The options were granted outside of any stock option plan, were immediately vested and expire on August 17, 2011. In accordance with the accounting provisions of SFAS No. 123R, the Company recorded a fair value expense of $54,000 upon the issuance of these options.

On August 17, 2006, in recognition of David Lipka’s substantial efforts on behalf of the Company, the Board voted to increase his compensation in his capacity as Chairman of the Board of Directors of the Company, from $60,000 per year to $120,000 per year. As a result of this increase, Mr. Lipka is no longer considered an “independent” director within the meaning of applicable securities regulations. In addition, the Board resolved that the entire Board should act as the audit committee of the Board and appointed Robert Mohel, an independent director, to serve as Chairman of the meetings of the audit committee.

(6)	Commitments and Contingencies
Supply Agreement
In November 2005, Schreiber began manufacturing and distributing substantially all of the Company’s products in accordance with a Supply Agreement that was signed on June 30, 2005. The prices for such products are based on cost plus a processing fee as determined by the parties from time to time. Other material terms of the Supply Agreement are as follows:
• The initial term of the Supply Agreement is for a period of five years from the effective date of September 1, 2005 and is renewable at the Company’s option for up to two additional five-year periods (for a total term of up to fifteen years). If the Company does not exercise its first option to extend the term, then the Company will be obligated to pay Schreiber $1,500,000. If the Company exercises its first option to extend the term, but does not exercise its second option to extend the term, then the Company will be obligated to pay Schreiber $750,000.
• The Supply Agreement originally provided for a contingent short-fall payment obligation up to $8,700,000 by the Company if a specified production level was not met during the one-year period from September 1, 2006 to August 31, 2007. If a contingent short-fall payment was accrued after such one-year period, it may be reduced by the amount by which production levels in the one-year period from September 1, 2007 to August 31, 2008 exceeded the specified target level of production, if any. The short-fall payment is based on a formula that calculates the payment as follows: ((required pounds shipped - actual pounds shipped) / required pounds shipped) * $8,700,000. In November 2006, the Supply Agreement was amended so that the short-fall payment obligation would not be measured until the one year period from September 1, 2009 to August 31, 2010, and the target level of production was reduced by approximately 22%.

Operating Leases
On October 3, 2006, the Company entered into a sublease agreement with Oracle Corporation whereby the Company moved its corporate headquarters from its Viscount location to 5955 T.G. Lee Boulevard Suite 201 in Orlando, Florida. The sublease agreement requires monthly base rental payments of $12,333.33 through November 14, 2007, $12,706.67 from November 15, 2007 through November 14, 2008, and $13,086.67 from November 15, 2008 through January 31, 2009.

Litigation
The Company is currently a party to certain legal proceedings, claims, disputes and litigation arising in the ordinary course of business, including the dispute mentioned in Note 4. The Company currently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse affect on the Company's financial position, results of operations or cash flows. However, because of the nature and inherent uncertainties of litigation, should the outcome of these actions be unfavorable, the Company's business, financial condition, results of operations and cash flows could be materially and adversely affected.

(7)	Non-Cash Compensation Related to Stock-Based Transactions
Effective April 1, 2006, SFAS No. 123R applies to new awards and to awards modified, repurchased, or cancelled after the effective date, as well as to the unvested portion of awards outstanding as of the effective date. The Company uses the Black-Scholes model to value its new stock option grants under SFAS No. 123R, applying the “modified prospective method” for existing grants which requires the Company to value stock options prior to its adoption of SFAS No. 123R under the fair value method and expense the value over the requisite service period. For the three and nine months ended December 31, 2006, the Company’s total stock-based compensation expense was $10,000 and $108,160, respectively.

From April 1, 2003 through March 31, 2006, the Company accounted for stock awards granted to employees under the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” and applied SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure,” prospectively to all employee awards granted on or after April 1, 2003. Prior to April 1, 2003, the Company accounted for stock awards granted to employees under the recognition and measurement principles of Accounting Principles Board Opinion No. 25,“Accounting for Stock Issued to Employees, and related Interpretations” (“APB No. 25”). As a result, no compensation expense was recognized for stock options granted to employees prior to April 1, 2003 other than as related to option grants to employees and directors below the fair market value of the underlying stock at the date of grant or as related to subsequent modifications to options granted to employees and directors. For the three and nine months ended December 31, 2005, the Company’s total stock-based compensation expense was $52,676 and $923,513 including an expense of $1,116,069 for awards valued pursuant to SFAS No. 123 and income of $192,556 for modification of awards valued pursuant to APB No. 25.

(8)   Earnings Per Share
The following is a reconciliation of basic net income (loss) per share to diluted net income (loss) per share:

	THREE MONTHS ENDED DECEMBER 31,		NINE MONTHS ENDED DECEMBER 31,
	2006	2005	2006	2005

Net income (loss) - basic	$726,184	$(11,754,981)	$(54,681)	$(22,315,233)
Plus interest on convertible related party note payable	85,774	--	152,902	--
Net income (loss) - diluted	$811,958	$(11,754,981)	$98,221	$(22,315,233)

	THREE MONTHS ENDED DECEMBER 31,		NINE MONTHS ENDED DECEMBER 31,
	2006	2005	2006	2005
Weighted average shares outstanding - basic	17,109,910	20,051,278	17,926,015	19,590,263
Potential shares issued upon conversion of related party note payable	7,863,519	--	7,671,726	--
Potential shares “in-the-money” under stock option and warrant agreements	723,043	--	277,891	--
Less: Shares assumed repurchased under the treasury stock method	(652,400)	--	(251,005)	--
Weighted average shares outstanding -diluted	25,044,072	20,051,278	25,624,627	19,590,263

Basic net income (loss) per common share	$0.04	$(0.59)	$0.00	$(1.14)
Diluted net income (loss) per common share	$0.03	$(0.59)	$0.00	$(1.14)

Options for 4,797,975 and 4,920,837 shares and warrants for 1,123,142 and 1,127,469 shares have not been included in the computation of diluted net income (loss) per common share for the three and nine months ended December 31, 2006, respectively, as their effect would be antidilutive. Options for 5,057,775 shares and warrants for 1,166,713 shares have not been included in the computation of diluted net income (loss) per common share for the three and nine months ended December 31, 2005, as their effect would be antidilutive.

(9)   Supplemental Cash Flow Information
For purposes of the statement of cash flows, all highly liquid investments with a maturity date of three months or less are considered to be cash equivalents.

Nine months ended December 31,	2006	2005
Non-cash financing and investing activities:
Purchase of equipment through a capital lease	$5,088	$--
Payment of note payable through issuance of revised note payable	1,200,000	--
Payment of accrued liability through issuance of note payable	285,104	--

Cash paid for:
Interest	225,091	852,267

(10) Economic Dependence and Segment Information
The Company has one operating segment and sells to customers throughout the United States and 14 other countries. For the three months ended December 31, 2006 and 2005, the Company’s gross sales before discounts, returns and allowances were $6,641,303 and $9,885,719, respectively. For the nine months ended December 31, 2006 and 2005, the Company’s gross sales before discounts, returns and allowances were $22,799,140 and $31,992,005, respectively. Gross sales derived from foreign countries were approximately $953,000 and $1,162,693 representing 14% and 12% of gross sales for the three months ended December 31, 2006 and 2005, respectively. Gross sales derived from foreign countries were approximately $3,164,000 and $3,878,000 representing 14% and 12% of gross sales for the nine months ended December 31, 2006 and 2005, respectively. Gross sales are attributed to individual countries based on the customer’s shipping address. The Company has no long-term assets located outside of the United States.

The following table sets forth the percentage of foreign gross sales to each country, which accounted for 10% or more of the Company’s foreign gross sales for the three and nine months ended December 31, 2006 and 2005:

	Three months ended December 31,		Nine months ended December 31,
	2006	2005	2006	2005
Canada	70.0%	58.1%	67.3%	58.2%
Puerto Rico	16.7%	25.9%	15.4%	24.2%

The Company had one customer that accounted for approximately 14% and 13% of gross sales for the three and nine months December 31, 2006, respectively. There were no customers whose balance outstanding was greater than 10% of accounts receivable as of December 31, 2006. The Company had no customers that accounted for more than 10% of gross sales for the three and nine months ended December 31, 2005 nor more than 10% of accounts receivable as of December 31, 2005.

For the three and nine months ended December 31, 2006, the Company purchased approximately 100% and 96%, respectively, of its inventory for sale to customers from Schreiber. For the three and nine months ended December 31, 2005, the Company did not have any supplier that comprised more than 10% of total raw material purchases.

GALAXY NUTRITIONAL FOODS, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Information in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to enhance a reader’s understanding of the financial condition, changes in financial condition and results of operations of our company. This MD&A is a supplement to and should be read in conjunction with our financial statements and notes thereto appearing elsewhere in this report. This Form 10-Q & MD&A contain forward-looking statements within the meaning of the federal securities laws that relate to future events or our future financial performance. These forward-looking statements are based on our current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by our company. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “project,” “estimate,” “may,” “will,” “could,” “should,” “potential,” or “continue” or the negative or variations of these words or similar expressions are intended to identify forward-looking statements. Additionally, these forward-looking statements include, but are not limited to statements regarding:

•	Improving cash flows from operations;

•	Marketing our existing products and those under development;

•	Our estimates of future revenue and profitability;

•	Our expectations regarding future expenses, including cost of goods sold, delivery, selling, general and administrative, research and development expenses, and disposal costs;

•	Our estimates regarding capital requirements and our needs for additional financing; and

•	Competition in our market.

Although we believe that these forward-looking statements are reasonable at the time they are made, these statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially from our historical results and those expressed or forecasted in any forward-looking statements as a result of a variety of factors, including those set forth under “Risk Factors” and elsewhere in, or incorporated by reference into, this Form 10-Q. We are not required and undertake no obligation to publicly update or revise any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

Terms such as “fiscal 2007” or “fiscal 2006” refer to our fiscal years ending March 31, 2007 and 2006, respectively. Terms such as “first quarter,” “second quarter,” “third quarter,” or “fourth quarter” refer to the fiscal quarters ending June 30, September 30, December 31, or March 31, respectively.

This MD&A contains the following sections:
•	Business Environment
•	Basis of Presentation
•	Critical Accounting Policies
•	Results of Operations
•	Liquidity and Capital Resources
•	Recent Accounting Pronouncements

Business Environment

General
Galaxy Nutritional Foods, Inc. (our “Company”) is principally engaged in developing and globally marketing plant-based cheese and dairy alternatives, as well as processed organic cheese and cheese food to grocery and natural foods retailers, mass merchandisers and foodservice accounts. Veggie, the leading brand in the grocery cheese alternative category and our Company’s top selling product group, is primarily merchandised in the produce section and provides calcium and protein without cholesterol, saturated fat or trans-fat. Other popular brands include: Rice, Veggy, Vegan, and Wholesome Valley. We are dedicated to developing nutritious products to meet the taste and dietary needs of today’s increasingly health conscious consumers. Our Company headquarters are located in Orlando, Florida.

In fiscal 2006, we determined that our manufacturing capacity was significantly in excess of our requirements and that it would be advantageous to outsource manufacturing and distribution operations. On June 30, 2005, Galaxy Nutritional Foods, Inc. and Schreiber Foods, Inc., a Wisconsin corporation (“Schreiber”), entered into a Supply Agreement, whereby we agreed that Schreiber would become our sole source of supply for substantially all of our products. In November 2005, Schreiber began to deliver such products directly to our customers.

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

Marketing
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

In fiscal 2006, we launched a regional consumer marketing campaign to educate conventional cheese users on the benefits and location of Galaxy branded products. The campaign drivers included traditional consumer advertising on television, price based promotions through newspaper coupons, secondary placement and event marketing sponsorships.

We are using the results from the fiscal 2006 marketing campaigns to target our fiscal 2007 marketing campaign, as we focus our efforts on growth as a branded sales and marketing company. To this end, we have continued many of our fiscal 2006 initiatives. We have worked to optimize our price based promotions by focusing on deeper, less frequent in-store discounts. Additionally, we have continued event marketing with a second consecutive year of sponsoring the Komen Race for the Cure in New York and by sponsoring the Runner’s Classic, SeaWorld in Orlando.

For the second half of fiscal 2007, we also shifted our focus to a print advertising campaign with publications like Weight Watchers and Shape to reach health conscious consumers. Product attributes and location were incorporated into a unified marketing message to increase consumer education and awareness of cheese alternatives. Similar advertising is expected to continue and grow in the fourth quarter of fiscal 2007 and into fiscal 2008.

As we grow our marketing initiatives, valuable insights on campaign efficacy are gained and used to continually fine-tune our efforts. Such information is then used to maximize the return on marketing spend by focusing on those efforts that best increase brand and product awareness, increase consumer education and ultimately broaden the consumer base within the cheese alternative category.

Recent Material Developments
Debt Refinancing
On June 23, 2006, we entered into a Receivables Purchase Agreement with Systran Financial Services Corporation, a subsidiary of Textron Financial Corporation (“Systran”), whereby Systran will provide financing to our Company through advances against certain trade receivable invoices due to our Company (the “Systran Agreement”). On June 23, 2006, Systran advanced $2,379,262 under the Systran Agreement of which $1,839,086 was used to pay in full and terminate our obligations under our line of credit with Textron Financial Corporation which was to terminate on June 27, 2006.

Pursuant to a Note Purchase Agreement dated July 19, 2006, we issued a new unsecured convertible note for $2,685,104 (the “Convertible Note”) to Frederick A. DeLuca, a greater than 10% shareholder. The proceeds from the Convertible Note were used to repay or refinance $2,400,000 in unsecured promissory notes that matured on June 15, 2006 (including one such note in the principal amount of $1,200,000 owned by Mr. DeLuca) and a $285,104 registration rights penalty owed to Mr. DeLuca.

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

Some of the effects of the transition are as follows:
•	We are solely a branded marketing company without any manufacturing and distribution functions.
•
In December 2005, we ceased to use the manufacturing portion of our main leased facility at 2441 Viscount Row in Orlando, Florida where our administrative offices were located, but we continued to stay in this location through the end of our lease in November 2006. From April 15, 2006 through November 12, 2006, we received approximately $89,064 in rental income under a sublease agreement for a portion of our unused manufacturing facility and parking spaces. This rental income offset our lease payment obligations recorded in Cost of Disposal Activities during fiscal 2007.

•
On October 3, 2006, we entered into a sublease agreement with Oracle Corporation whereby we moved our corporate headquarters from our Viscount location to 5955 T.G. Lee Boulevard Suite 201 in Orlando, Florida. The sublease agreement requires monthly base rental payments of $12,333.33 through November 14, 2007, $12,706.67 from November 15, 2007 through November 14, 2008, and $13,086.67 from November 15, 2008 through January 31, 2009. This sublease results in savings of over $20,000 per month in rent when compared to the monthly rent we paid for our Viscount location.

•
In December 2005, we abandoned our distribution facility that had a lease termination date of July 31, 2009. Effective July 31, 2006, we entered into a lease termination agreement with our landlord, CLP Industrial Properties, regarding our unused leased distribution facilities whereby the landlord released us from $1,068,869 in future payment obligations from August 1, 2006 through July 31, 2009 under the terms of our operating lease, in exchange for a termination fee of $228,859.

•	We eliminated 104 employee positions related to the manufacturing and distribution of our products and created 2 new sales and marketing positions. We now maintain 28 full time positions.
•
We used the proceeds from the sale of our manufacturing equipment to reduce a substantial portion of our outstanding debt and liabilities. Repayment of these liabilities will result in annual interest savings in excess of $800,000.

•
We no longer have a large carrying value of inventory nor need to use asset based financing to support the production of inventory. Prior to the outsourcing, we averaged 50 to 60 days of sales in inventory.

•
We have experienced substantial savings on costs of goods sold and improved gross margins as a result of reduced overhead and lower material costs. In the third quarter of fiscal 2007, gross margin was approximately 44% of net sales compared to 21% of net sales in the third quarter of fiscal 2006.

Measurements of Financial Performance
We focus on several items in order to measure our performance. We are working towards obtaining and maintaining positive trends in the following areas:
•	Operating cash flow
•	Gross margin in dollars and % of gross sales
•	Operating income excluding non-cash compensation and reserves related to stock based transactions, disposal costs and fixed asset impairment charges
•	EBITDA excluding non-cash compensation and reserves related to stock based transactions, disposal costs and fixed asset impairment charges
•	Volume and margin analysis by individual inventory items
•	Key financial ratios (such as accounts receivable and accounts payable turnover ratios)

Basis of Presentation; Going Concern Issues

We incurred substantial losses in recent years and, as a result, have a stockholders deficit of $2,172,733 as of December 31, 2006. Losses for the years ended March 31, 2006, 2005 and 2004 were $24,148,553, $3,859,783 and $3,299,277, respectively. Additionally, we received a report from our independent accountants relating to our audited financial statements as of March 31, 2006 containing a paragraph stating that because we were then in default of our notes payable, had suffered recurring losses from operations and at March 31, 2006 had deficiencies in working capital and equity, there was substantial doubt as to our ability to continue as a going concern. Our ability to continue as a going concern depended upon successfully obtaining sufficient cash resources to refinance our $2.4 million of unsecured notes payable that matured on June 15, 2006 and obtaining positive cash flow from operations to sustain normal business operations.

Our fiscal 2007 business plan eliminated certain low margin private label and Galaxy imitation business from our sales mix. The elimination of these low margin items and the elimination of excess overhead that was part of our former manufacturing operations has resulted in higher gross margins with lower operating costs and produced positive cash flows from operations in fiscal 2007.

As a result of the successful refinancing of the $2.4 million short-term notes and line of credit for our receivables financing and the positive cash flow that we are currently experiencing from operations, we believe that we have sufficient cash resources to meet our needs for general operations excluding the related party note payable through December 31, 2007. It is unlikely at this time that we will have enough cash from operations to repay the $2,685,104 related party note payable that matures in October 2007 if the Note Holder chooses not to convert the note into common shares or refinance or renew this loan. If the Note Holder demands a cash repayment of the related party note payable and we cannot generate enough cash from operations or alternative financing, we will be unable to satisfy the note by its maturity date. In such an event, the Note Holder could exercise his rights under the loan documents, which could include, among other things, declaring a default under the loan which would then trigger interest to accrue at 17.5% per annum. Additionally, a default to our Note Holder would trigger a default under our Systran Agreement. In such an event, Systran could exercise its rights under its loan documents, which could include, among other things, declaring a default and pursuing foreclosure on our assets that are pledged as collateral for the advances on our accounts receivable invoices. If these events occurred, it would be substantially more difficult for us to effectively continue the operation of our business, and it is unlikely that we would be able to continue as a going concern. Management has commenced discussions with the Note Holder regarding possible conversion, extension or other alternatives related to the note. See Debt Financing for further details.

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

Management has discussed the selection of critical accounting policies and estimates with our Board of Directors and the Board of Directors has reviewed our disclosure relating to critical accounting policies and estimates in this quarterly report on Form 10-Q. Our significant accounting policies are described in Note 1 of our financial statements herein and in Note 1 of our Form 10-K for the fiscal year ended March 31, 2006. The critical accounting policies used by management and the methodology for its estimates and assumptions are as follows:

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

Based on the age of the receivable, cash collection history and past dilution in the receivables, we make an estimate of our anticipated bad debt, anticipated future authorized deductions due to current period activity and anticipated collections on non-authorized amounts that customers have currently deducted on past invoices. Based on this analysis, we reserved $1,518,000 and $1,673,000 for known and anticipated future credits and doubtful accounts at December 31, 2006 and 2005, respectively. We believe that this estimate is reasonable, but there can be no assurance that our estimate will not change given a change in economic conditions or business conditions within the food industry, our individual customer base or our Company.

Deferred Taxes
Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. We have reserved our net deferred tax assets in full.

Valuation of Non-Cash Compensation
Effective April 1, 2006, we adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R requires companies to measure the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant-date fair value of the award and to recognize it as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period.

SFAS No. 123R applies to new awards and to awards modified, repurchased, or cancelled after the effective date, as well as to the unvested portion of awards outstanding as of the effective date. We use the Black-Scholes model to value our new stock option grants under SFAS No. 123R, applying the “modified prospective method” for existing grants which requires us to value stock options prior to our adoption of SFAS No. 123R under the fair value method and expense the value over the requisite service period. SFAS No. 123R also requires us to estimate forfeitures in calculating the expense related to stock-based compensation. In addition, SFAS No. 123R requires us to reflect cash flows resulting from the tax benefits related to tax deductions in excess of the compensation cost recognized for those options to be classified as a cash inflow from financing activities and a cash outflow from operating activities.

From April 1, 2003 through March 31, 2006, we accounted for stock awards granted to employees under the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” and applied SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure,” prospectively to all employee awards granted on or after April 1, 2003. Prior to April 1, 2003, we accounted for stock awards granted to employees under the recognition and measurement principles of Accounting Principles Board Opinion No. 25,“Accounting for Stock Issued to Employees, and related Interpretations.” As a result, no compensation expense was previously recognized for stock options granted to employees prior to April 1, 2003 other than as related to option grants to employees and directors below the fair market value of the underlying stock at the date of grant or as related to subsequent modifications to options granted to employees and directors.

The Black-Scholes model requires subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The risk-free rate is based on the U.S Treasury rates in effect during the corresponding period of the grant. Expected volatilities are based on the historical volatility of our stock. Prior to April 1, 2006, we input the expected life of options granted based on the contractual life of the options granted. For any new awards, we will input the expected life of options granted based on information derived from historical data on employee exercises and post-vesting employment termination behavior. There is no expected dividend yield.  These factors could change in the future, which may affect the stock-based compensation expense in future periods. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Disposal Costs
We have recorded accruals in connection with the asset sale and outsourcing arrangements with Schreiber. Prior to December 31, 2006, these accruals included estimates pertaining to employee termination costs and abandonment of excess equipment and facilities and other potential costs. Given the significance and complexity of these activities, and the timing of the execution of such activities, the accrual process involved periodic reassessments of estimates made at the time the original decisions were made, including evaluating estimated employment terms, contract cancellation charges and real estate market conditions for sub-lease rents. As of December 31, 2006, there are no further costs that require estimates. Any future disposal costs will be recorded as incurred in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”

Results of Operations

	3-Months Ended December 31,				9-Months Ended December 31,
	2006	2005	$ Change	% Change	2006	2005	$ Change	% Change

Net Sales	6,110,619	9,072,097	(2,961,478)	-32.6%	20,670,958	29,361,475	(8,690,517)	-29.6%
Cost of Goods Sold	3,417,232	7,182,502	(3,765,270)	-52.4%	12,450,194	22,582,708	(10,132,514)	-44.9%
Gross Margin	2,693,387	1,889,595	803,792	42.5%	8,220,764	6,778,767	1,441,997	21.3%

Gross Profit %	44.1%	20.8%			39.8%	23.1%

Sales
For the three months ended December 31, 2006 and 2005, our gross sales before discounts, returns and allowances were $6,641,303 and $9,885,719, respectively. For the nine months ended December 31, 2006 and 2005, our gross sales before discounts, returns and allowances were $22,799,140 and $31,992,005, respectively. The following chart sets forth the percentage of gross sales derived from our product brands during the three and nine months ended December 31, 2006 and 2005:

	Three months ended December 31,		Nine months ended December 31,
Brand	2006	2005	2006	2005
Veggie	66.7%	55.9%	59.7%	51.7%
Private Label, Imitation and Other	11.5%	28.9%	19.2%	32.5%
Rice	11.0%	7.6%	10.5%	7.4%
Veggy	4.0%	3.1%	4.2%	3.8%
Wholesome Valley Organic	3.2%	2.6%	3.2%	2.7%
Vegan	3.6%	1.9%	3.2%	1.9%

Net sales, after discounts, returns and allowances, in the three and nine months ended December 31, 2006 decreased 33% and 30% from net sales in the three and nine months ended December 31, 2005, respectively primarily due to the elimination of certain private label and Galaxy imitation products as demonstrated by the above shift in product mix.

During fiscal 2007, we reduced marginally profitable private label and Galaxy imitation sales, which led to the improvement in our gross margins. Additionally, we plan to increase the effectiveness of our price based promotions in fiscal 2007 to generate higher sales on our branded products. We anticipate that our sales throughout the remainder of fiscal 2007 will continue to be lower than sales in fiscal 2006 due to our specific focus to eliminate marginally profitable private label and other products.

Cost of Goods Sold
Cost of goods sold was approximately 56% and 60% of net sales in the three and nine months ended December 31, 2006 compared to 79% and 77% of net sales in the three and nine months ended December 31, 2005, respectively. This sharp decrease in cost of goods sold is primarily due to the elimination of production overhead through the outsourcing of our manufacturing operations in November 2005 as discussed under Recent Material Developments. Our production overhead was substantially higher than the current processing fee charged for the production of our products due to an 85% underutilization of our manufacturing equipment and facilities.

We anticipate that the cost of goods sold will remain improved over prior year levels as a result of the outsourcing arrangement with Schreiber. However, actual results could differ from our expectations.

Gross Margin
Despite a $8.7 million decline in sales, gross margin dollars in the nine months ended December 31, 2006 was approximately $1.4 million higher than in the first nine months ended December 31, 2005 due to the elimination of certain low margin private label and Galaxy imitation business, the change in our product mix and the reduction in excess overhead. Our anticipated higher margin sales combined with our lower overhead burden should continue to produce higher gross margins in dollars and as a percentage of sales throughout the remainder of fiscal 2007.

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

EBITDA (a non-GAAP measure):

	3-Months Ended December 31,				9-Months Ended December 31,
	2006	2005	$ Change	% Change	2006	2005	$ Change	% Change
Gross Margin	2,693,387	1,889,595	803,792	42.5%	8,220,764	6,778,767	1,441,997	21.3%

Operating Expenses:
Selling	775,043	1,161,751	(386,708)	-33.3%	2,621,845	3,655,543	(1,033,698)	-28.3%
Delivery	217,431	544,665	(327,234)	-60.1%	643,714	1,886,214	(1,242,500)	-65.9%
General and administrative, including $10,000 and $52,676, $108,160 and $923,513 non-cash stock compensation (1)	639,030	1,394,599	(755,569)	-54.2%	2,496,658	3,999,362	(1,502,704)	-37.6%
Research and development	47,345	75,961	(28,616)	-37.7%	134,128	256,055	(121,927)	-47.6%
Reserve on stockholder note receivable (2)	-	9,129,343	(9,129,343)	-100.0%	1,428,000	9,129,343	(7,701,343)	-84.4%
Cost of disposal activities (2)	134,744	668,936	(534,192)	-79.9%	283,547	1,342,204	(1,058,657)	-78.9%
Impairment of fixed assets (2)	-	-	-	0.0%	-	7,896,554	(7,896,554)	-100.0%
Loss on disposal of assets (2)	19,775	65,360	(45,585)	-69.7%	44,280	70,966	(26,686)	-37.6%
Total operating expenses	1,833,368	13,040,615	(11,207,247)	-85.9%	7,652,172	28,236,241	(20,584,069)	-72.9%
Income (Loss) from Operations(3)	860,019	(11,151,020)	12,011,039	-107.7%	568,592	(21,457,474)	22,026,066	-102.6%

Other Income (Expense), Net
Interest expense, net	(133,835)	(595,692)	461,857	-77.5%	(623,273)	(1,246,490)	623,217	-50.0%
Gain (loss) on FV of warrants	-	(8,269)	8,269	-100.0%	-	388,731	(388,731)	-100.0%
Total	(133,835)	(603,961)	470,126	-77.8%	(623,273)	(857,759)	234,486	-27.3%

NET INCOME (LOSS)	726,184	(11,754,981)	12,481,165	-106.2%	(54,681)	(22,315,233)	22,260,552	-99.8%

Interest expense, net	133,835	595,692	(461,857)	-77.5%	623,273	1,246,490	(623,217)	-50.0%
Depreciation	24,005	387,184	(363,179)	-93.8%	130,102	1,463,036	(1,332,934)	-91.1%

EBITDA (a non-GAAP measure)	884,024	(10,772,105)	11,656,129	-108.2%	698,694	(19,605,707)	20,304,401	-103.6%

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

(3)
Operating Income has increased due to the changes in non-cash compensation related to stock-based transactions as discussed below under general and administrative, and certain non-standard expenses such as the reserve on stockholder note receivable, disposal costs and fixed asset impairment charges related to the Asset Purchase Agreement and the Supply Agreement with Schreiber as discussed under Recent Material Developments.

Selling
Selling expense is partly a function of sales through variable costs such as brokerage commissions and promotional costs along with certain fixed costs for employee salaries and benefits and marketing campaigns. Our selling expense typically averages between 12% and 13% of net sales. Selling expenses for the three and nine months ended December 31, 2006 and 2005 were 13%.

We expect fixed selling expenses for advertising and market research in fiscal 2007 to be nearly the same level as in fiscal 2006, but with a more focused use of funds. We sell our products through our internal sales force and an independent broker network.

Delivery
Delivery expense is primarily a function of sales, and historically ranged from approximately 5% to 6% of net sales. In the three and nine months ended December 31, 2006, delivery expense decreased to 4% and 3%, respectively, of net sales due to our Supply Agreement with Schreiber. The Supply Agreement fixed the delivery charges based on a per pound rate that was lower than our historical delivery cost per pound. However, this rate can be adjusted by the parties as agreed upon from time to time. In September 2006, the parties adjusted the rate to reflect current market conditions. As a result, we anticipate delivery expense will increase to up to 5% of net sales, but still remain lower than our delivery expense prior to the outsourcing.

General and administrative
During the nine months ended December 31, 2006, general and administrative expenses decreased approximately $1.5 million compared to the nine months ended December 31, 2005. During the nine months ended December 31, 2006, non-cash compensation related to stock-based transactions decreased by approximately $815,000, as detailed below, and we did not incur a net $506,000 expense of unusual items that were incurred during the nine months ended December 31, 2005. These items include: a) $261,000 of additional bad debt costs related to the Del Sunshine account; b) $285,000 in liquidated damages accrued in related to a registration rights agreement; c) $110,000 in consulting fees related to researching strategic alternatives; and d) $150,000 income received pursuant to a Termination, Settlement and Release Agreement signed on July 22, 2005 between our Company and Fromageries Bel S.A. During the nine months ended December 31, 2006, we expensed an additional $212,000 in general overhead costs such as corporate insurance, property taxes and depreciation as general and administrative expenses. Prior to the outsourcing, these costs were allocated to cost of goods sold.

Excluding the effects of non-cash compensation related to stock-based transactions, which cannot be predicted, we anticipate that general and administrative expenses will remain lower in fiscal 2007 due to the non-recurrence of the highly intensive consulting, legal and audit services related to major contracts, review of strategic alternatives and additional SEC filings that were required in fiscal 2006. Additionally, we do not anticipate the occurrence of liquidated damages related to stock registration that were incurred in fiscal 2006. However, we anticipate that we will begin incurring additional costs related to the implementation of Sarbanes Oxley 404 in the fourth quarter of fiscal 2007 and throughout fiscal 2008.

The reduction of $815,353 in non-cash compensation related to stock-based transactions included in general and administrative expenses was a result of the following:

Effective April 1, 2006, SFAS No. 123R applies to new awards and to awards modified, repurchased, or cancelled after the effective date, as well as to the unvested portion of awards outstanding as of the effective date. We use the Black-Scholes model to value our new stock option grants under SFAS No. 123R, applying the “modified prospective method” for existing grants which requires us to value stock options prior to our adoption of SFAS No. 123R under the fair value method and expense the value over the requisite service period. For the three and nine months ended December 31, 2006, our total stock-based compensation expense was $10,000 and $108,160, respectively.

From April 1, 2003 through March 31, 2006, we accounted for stock awards granted to employees under the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” and applied SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure,” prospectively to all employee awards granted on or after April 1, 2003. Prior to April 1, 2003, we accounted for stock awards granted to employees under the recognition and measurement principles of Accounting Principles Board Opinion No. 25,“Accounting for Stock Issued to Employees, and related Interpretations” (“APB No. 25”). As a result, no compensation expense was recognized for stock options granted to employees prior to April 1, 2003 other than as related to option grants to employees and directors below the fair market value of the underlying stock at the date of grant or as related to subsequent modifications to options granted to employees and directors. For the three and nine months ended December 31, 2005, our total stock-based compensation expense was $52,676 and $923,513 including an expense of $1,116,069 for awards valued pursuant to SFAS No. 123 and income of $192,556 for modification of awards valued pursuant to APB No. 25.

Reserve on stockholder note receivable
In June 1999, in connection with an amended and restated employment agreement for Angelo S. Morini, our Founder, stockholder and a member of our Board of Directors, we consolidated two full-recourse notes receivable ($1,200,000 from November 1994 and $11,572,200 from October 1995) related to his purchase of 2,914,286 shares of our common stock into a single stockholder note receivable in the amount of $12,772,200 that was due on June 15, 2006. This stockholder note receivable was non-interest bearing and non-recourse and was secured by the 2,914,286 shares of our common stock (the “Shares”).

On June 16, 2006, Mr. Morini failed to repay the non-recourse note obligation to our Company. The 2,914,286 shares being held as collateral were deemed to be no longer outstanding and thus considered as treasury stock. On June 20, 2006, we delivered notice to Mr. Morini that we intended to exercise our rights to the Shares and retain all the Shares in full satisfaction of his obligations under the stockholder note receivable. On July 6, 2006, Mr. Morini consented to our acceptance of the Shares in full satisfaction of his obligations under the stockholder note receivable. Based upon the $0.42 closing price of our common stock as quoted on the OTC Bulletin Board on June 16, 2006, the Shares had an approximate value of $1,224,000 on such date. Accordingly, we recorded an additional expense of $1,428,000 in the nine months ended December 31, 2006 in order to record the additional decline in the value of the Shares from its $2,652,000 value as of March 31, 2006. In July 2006, we cancelled the Shares along with our other 30,443 treasury shares.

Although this expense resulted in a material loss to our operations, it did not have any affect on the balance sheet since the stockholder note receivable was already shown as a reduction to Stockholders’ Deficit.

Cost of disposal activities
We accounted for the costs associated with the Schreiber transactions in accordance with SFAS No. 146, “Accounting for Costs Associated with an Exit or Disposal Activity,” because the arrangements were planned and controlled by management and materially change the manner in which our business will be conducted. In accordance with SFAS No. 146, costs associated with disposal activities should be reported as a reduction of income from operations. During the year ended March 31, 2006, all 104 employee positions related to the manufacturing and distribution of our products were eliminated. The remaining employee termination costs are expected to be paid in fiscal 2007. In December 2005, we abandoned our distribution facility and the production portion of our administrative facility and accrued $396,197 related to abandonment of these facilities. This amount was calculated as the present value of the remaining lease rentals, reduced by the estimated market value of sublease rentals. The actual expense exceeded this estimate for the time that we do not sublease these facilities. Other exit costs consist primarily of legal and professional fees related to the disposal activities and maintenance costs on the abandoned facilities.

We report our disposal costs for the period as Costs of Disposal Activities in the Statement of Operations. A summary of the nine months and total disposal costs incurred is as follows:

	Employee Termination Costs	Excess Facilities	Other Exit Costs	Total
Nine months Ended December 31, 2005	$411,412	$396,197	$534,595	$1,342,204
Nine months Ended December 31, 2006	--	117,472	166,075	283,547
Total Costs Incurred from inception through December 31, 2006	$451,002	$635,951	$843,084	$1,930,037

We anticipate that in future periods, there may be additional disposal costs related to professional fees and leasehold repair charges that are in dispute between our Company and the landlord on our former leasehold manufacturing facility. We exited this facility and the lease expired in November 2006.

Impairment of property and equipment and loss on sale of assets
In light of the Schreiber transactions discussed above under Recent Material Developments, we determined that it was more likely than not that a majority of our fixed assets related to production activities would be sold or disposed prior to the end of their useful life. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Term Assets,” we wrote down the value of our assets to their estimated fair values in June 2005. We estimated the fair value based on the $8,700,000 sales price to Schreiber and the anticipated sales price related to any other assets to be held for sale plus future cash flows related to the assets from July 1, 2005 until the end of production in November 2005. Based on this estimate, we recorded an impairment of property and equipment of $7,896,554 in order to reflect a net fair value of our equipment in June 2005.

All assets continued to be used and depreciated under Property and Equipment until the sale of substantially all of our production machinery and equipment on December 8, 2005. For the three and nine months ended December 31, 2006, we recorded a loss of $19,775 and $44,280, respectively, on the sale of assets sold or abandoned upon the exit of our leasehold facilities. For the three and nine months ended December 31, 2005, we recorded a loss of $65,360 and $70,966, respectively, on the sale of assets sold or abandoned after production ceased in December 2005.

Other income and expense
Interest expense decreased $623,217 or 50% in the nine months ended December 31, 2006 compared to the nine months ended December 31, 2005. In the nine months ended December 31, 2006, we saw interest expense related to our debt facilities decrease by approximately $456,000 due to the lower principal balances and the payment in full of our property taxes with the proceeds from the sale of our manufacturing equipment to Schreiber. Amortization of loan costs decreased by approximately $136,000 due to lower loan fees charged by our new lenders. Additionally, pursuant to several Note and Warrant Purchase Agreements entered into in fiscal 2006 and fiscal 2007, we issued warrants to purchase up to 800,000 shares of our common stock. We recorded the initial fair value of the warrants of $18,000 and $444,731 in fiscal 2007 and fiscal 2006, respectively, as a discount to debt. During the nine months ended December 31, 2006 and 2005, we amortized $133,419 and $165,376 of this non-cash debt discount as interest expense.

Our current loan facility accrues interest based on a variable prime plus rate. Due to the increases in the prime rate (currently at 8.25%), we will experience higher interest rates in fiscal 2007 as compared to fiscal 2006 (in which the prime rate averaged 6.7%). However, we anticipate that our interest expense will decrease nearly 50% in fiscal 2007, despite the higher interest rates, due to lower debt balances and lower non-cash debt discount amortization.

In accordance with EITF 00-19, if a contract requires settlement in registered shares, then we may be required to record the value of the securities as a liability and/or temporary equity. Any changes in the fair value of the securities based on the Black-Scholes pricing model after the initial valuation are marked to market during reporting periods. During the three and nine months ended December 31, 2005, we recorded a gain (loss) on the fair value of warrants of ($8,269) and $388,731, respectively, related to the change in the fair values of the warrants during the period. There were no warrants that required a revaluation of fair value during the three and nine months ended December 31, 2006.

Liquidity and Capital Resources

9-Months Ended December 31,	2006	2005	$ Change	% Change
Cash from (used in) operating activities	780,090	(787,181)	1,567,271	-199.1%
Cash from investing activities	57,524	8,442,722	(8,385,198)	-99.3%
Cash used in financing activities	(952,062)	(7,838,369)	6,886,307	-87.9%
Net increase (decrease) in cash	(114,448)	(182,828)	68,380	-37.4%

Future Capital Needs
Our current business plan eliminates certain low margin private label and Galaxy imitation business from our sales mix. The elimination of these low margin items and the elimination of excess overhead that was part of our former manufacturing operations should continue to result in higher gross margins with lower operating costs and produce positive cash flows from operations in fiscal 2007. With the reduction in overall debt and property taxes, we expect to see annual interest savings in excess of $800,000 in fiscal 2007. Additionally, we anticipate that improved operating income will provide a substantial increase in positive operating cash flow in fiscal 2007.

As a result of the successful refinancing of the $2.4 million short-term notes and line of credit for our receivables financing and the positive cash flow that we are currently experiencing from operations, we believe that we have sufficient cash resources to meet our needs for general operations excluding the related party note payable through December 31, 2007. It is unlikely at this time that we will have enough cash from operations to repay the $2,685,104 related party note payable and accrued interest thereon that matures in October 2007 if the Note Holder chooses not to convert the note into common shares or refinance or renew this loan. If the Note Holder demands a cash repayment of the related party note payable and we cannot generate enough cash from operations or alternative financing, we will be unable to satisfy the note by its maturity date. In such an event, the Note Holder could exercise his rights under the loan documents, which could include, among other things, declaring a default under the loan which would then trigger interest to accrue at 17.5% per annum. Additionally, a default to our Note Holder would trigger a default under our Systran Agreement. In such an event, Systran could exercise its rights under its loan documents, which could include, among other things, declaring a default and pursuing foreclosure on our assets that are pledged as collateral for the advances on our accounts receivable invoices. If these events occurred, it would be substantially more difficult for us to effectively continue the operation of our business, and it is unlikely that we would be able to continue as a going concern. Management has commenced discussions with the Note Holder regarding possible conversion, extension or other alternatives related to the note.

See Debt Financing for further details.

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

Cash from investing activities primarily related to a decrease in security deposits and cash received from the sale of assets upon the exit of our leasehold facilities during the nine months ended December 31, 2006.

For the nine months ended December 31, 2005, we received $8,747,075 in proceeds from the sale of equipment primarily related to the sale of substantially all of our manufacturing and production equipment to Schreiber on December 8, 2005 for $8,700,000. This sale was approved by our stockholders at a Special Meeting held on December 5, 2005. The $8,700,000 in proceeds was used to pay $1,319,583 for tangible personal property taxes due primarily on the sold assets and $7,374,299 to Beltway Capital Partners LLC (successor by assignment of Wachovia Bank, N.A.) for the termination of our term loan. The remaining proceeds balance of $6,118 was used to reduce our asset-based line of credit from Textron Financial Corporation.

Financing Activities

9-Months Ended December 31,	2006	2005
Net borrowings (payments) on line of credit and bank overdrafts	(745,225)	(3,219,757)
Issuances of debt	1,200,000	2,400,000
Payments of debt and capital leases	(1,406,837)	(8,725,110)
Issuances of stock & associated costs	-	1,706,498
Cash used in financing activities	(952,062)	(7,838,369)

Debt Financing
Secured Borrowings
On June 23, 2006, we entered into a Receivables Purchase Agreement with Systran Financial Services Corporation, a subsidiary of Textron Financial Corporation (“Systran”), whereby Systran will provide financing to our Company through advances against certain trade receivable invoices due to our Company (the “Systran Agreement”). The Systran Agreement is secured by our accounts receivable and all other assets. Generally, subject to a maximum principal amount of $3,500,000 which can be borrowed under the Systran Agreement, the amount available for borrowing is equal to 85% of our eligible accounts receivable invoices less a dilution reserve and any required fixed dollar reserves. The dilution and fixed dollar reserves have been initially set at 7% and $100,000, respectively. Advances under the Systran Agreement bear interest at a variable rate equal to the prime rate plus 1.5% per annum (9.75% on December 31, 2006). We paid a one-time closing fee of $35,000 and are also obligated to pay a $1,500 monthly service fee. The initial term of the Systran Agreement ends on June 23, 2009 and may renew automatically for consecutive twelve-month terms unless terminated sooner.

On June 23, 2006, Systran advanced $2,379,262 under the Systran Agreement of which $1,839,086 was used to pay in full and terminate our obligations under our line of credit with Textron Financial Corporation which was to terminate on June 27, 2006.

Related Party Notes Payable
Pursuant to a Note and Warrant Purchase Agreement dated September 12, 2005, we received $1,200,000 as a loan from Mr. Frederick A. DeLuca, a greater than 10% shareholder. In October 2005, pursuant to several Note and Warrant Purchase Agreements dated September 28, 2005, we received a $600,000 loan from Conversion Capital Master, Ltd., a $485,200 loan from SRB Greenway Capital (Q.P.), L.P., a $69,600 loan from SRB Greenway Capital, L.P. and a $45,200 loan from SRB Greenway Offshore Operating Fund, L.P. The combined total of these loans was $2,400,000. The loans were evidenced by unsecured promissory notes (the “Notes”) held by the above referenced parties (the “Note Holders”). The Notes required monthly interest-only payments at 3% above the bank prime rate of interest per the Federal Reserve Bank and matured on June 15, 2006.

We did not have the short-term liquidity to pay our related party Note Holders on the $2.4 million Notes that matured on June 15, 2006 in accordance with their original terms. We received a letter on June 20, 2006 from all the Note Holders, other than Mr. DeLuca, notifying the Company that its failure to pay the amounts due and owing on the maturity date constituted a default on $1.2 million of the Notes held by those Note Holders. Pursuant to the terms of the Notes, since we did not cure the default within 10 days after receipt of the notice of default, we were obligated to pay interest at the default rate of 8% above the Prime Rate beginning July 1, 2006. We amortized the final $126,979 of debt discount costs related to the above transaction in the three months ended June 30, 2006.

Pursuant to a Note Purchase Agreement dated July 19, 2006, we issued a new unsecured convertible note for $2,685,104 (the “Convertible Note”) to Mr. DeLuca. The proceeds from the Convertible Note were used to repay or refinance the above mentioned $2.4 million Notes that matured on June 15, 2006 and a $285,104 registration rights penalty owed to Mr. DeLuca. The Convertible Note accrues interest at 12.5% per annum. No interest or principal payments are required under the Convertible Note until its maturity on October 19, 2007. Principal, together with any accrued and unpaid interest, on the Convertible Note is convertible at any time prior to payment into shares of our common stock at a conversion price of $0.35 per share. The market price of our common stock as quoted on the OTC Bulletin Board on July 19, 2006 was $0.28. As additional consideration for making the loan, we issued Mr. DeLuca a warrant (the “Warrant”) to purchase up to 200,000 shares of our common stock at an exercise price equal to $0.35 per share. The Warrant is fully vested and can be exercised on or before the expiration date of July 19, 2009. In July 2006, we recorded the $18,000 fair value of the Warrant as a discount to debt that is being amortized from July 2006 through October 2007.

Recent Accounting Pronouncements

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of this standard on our financial statements.

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

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 requires companies to evaluate the materiality of identified unadjusted errors on each financial statement and related financial statement disclosure using both the rollover approach and the iron curtain approach. The rollover approach quantifies misstatements based on the amount of the error in the current year financial statements whereas the iron curtain approach quantifies misstatements based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of the misstatement’s year(s) origin. Financial statements would require adjustment when either approach results in quantifying a misstatement that is material. Correcting prior year financial statements for immediate errors would not require previously filed reports to be amended. SAB 108 is effective for the first fiscal year ending after November 15, 2006. We do not expect the impact of SAB 108 on our financial condition, results of operations and cash flows to be material.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk results primarily from fluctuations in interest rates. The interest rate on our outstanding debt to Systran as of December 31, 2006 is floating and based on the prevailing market interest rate. For market-based debt, interest rate changes generally do not affect the market value of the debt but do impact future interest expense and hence earnings and cash flows, assuming other factors remain unchanged. A theoretical 1% increase or decrease in market rates in effect on December 31, 2006 with respect to our debt as of such date would increase or decrease interest expense and hence reduce or increase the net income of our Company by approximately $12,000 per year or $3,000 per quarter.

Our sales during the quarters ended December 31, 2006 and 2005, which were denominated in a currency other than U.S. Dollars, were less than 7% of gross sales and no net assets were maintained in a functional currency other than U. S. Dollars during such periods. While we believe that the effects of changes in foreign currency exchange rates have not historically been significant to our operations or net assets, we are unable to forecast the effects that foreign currency exchange rates may have on our future operations.

Item 4. Controls and Procedures

As of December 31, 2006, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer ("CEO"), and the Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures to insure that we record, process, summarize and report in a timely and effective manner the information required to be disclosed in reports filed with or submitted to the Securities and Exchange Commission. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective in timely bringing to their attention material information related to our Company required to be included in our periodic Securities and Exchange Commission filings. During the quarter ended December 31, 2006, there were no changes in our internal controls over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect those controls.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

Statements other than historical information contained in this Form 10-Q are considered “forward-looking statements” as defined under the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. These forward-looking statements are based on our current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by our Company. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “project,” “estimate,” “may,” “will,” “could,” “should,” “potential,” or “continue” or the negative or variations of these words or similar expressions are intended to identify forward-looking statements. Although we believe that these forward-looking statements are reasonable at the time they are made, these statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially from our historical results and those expressed or forecasted in any forward-looking statement as a result of a variety of factors as set forth below. We are not required and undertake no obligation to publicly update or revise any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

In addition to the other information in this Form 10-Q and risk factors previously disclosed in our Annual Report on Form 10-K for the year ended March 31, 2006, the following are some of the factors as of February 9, 2007, that could cause our Company’s actual results to differ materially from the expected results described in or underlying our Company’s forward-looking statements. These factors should be considered carefully while evaluating our business and prospects. If any of the following risks actually occur, they could seriously harm our business, financial condition, results of operations or cash flows.

We have incurred significant losses.
We have incurred substantial losses in recent years and, as a result, have a stockholders deficit of $2,172,733 as of December 31, 2006. Losses for the years ended March 31, 2006, 2005 and 2004 were $24,148,553, $3,859,783 and $3,299,277, respectively. We received a report from our independent accountants relating to our audited financial statements as of March 31, 2006 containing a paragraph stating that because we were then in default of our notes payable, had suffered recurring losses from operations and at March 31, 2006 had deficiencies in working capital and equity, there was substantial doubt as to our ability to continue as a going concern. Our ability to continue as a going concern depended upon successfully obtaining sufficient cash resources to refinance our $2.4 million of unsecured notes payable that matured on June 15, 2006 and obtaining positive cash flow from operations to sustain normal business operations.

Pursuant to a Note Purchase Agreement dated July 19, 2006, we issued a new unsecured convertible note for $2,685,104.17 (the “Convertible Note”) to Frederick A. DeLuca, a greater than 10% shareholder. The proceeds from the Convertible Note were used to repay or refinance $2,400,000 in unsecured promissory notes that matured on June 15, 2006 (including one such note in the principal amount of $1,200,000 owned by Mr. DeLuca) and a $285,104.17 registration rights penalty owed to Mr. DeLuca. The Convertible Note accrues interest at 12.5% per annum. No interest or principal payments are required under the Convertible Note until its maturity on October 19, 2007. Principal, together with any accrued and unpaid interest, on the Convertible Note is convertible at any time prior to payment into shares of our common stock at a conversion price of $0.35 per share. The market price of our common stock as quoted on the OTC Bulletin Board on July 19, 2006 was $0.28. As additional consideration for making the loan, we issued Mr. DeLuca a warrant (the “Warrant”) to purchase up to 200,000 shares of our common stock at an exercise price equal to $0.35 per share. The Warrant is fully vested and can be exercised on or before the expiration date of July 19, 2009.

Our fiscal 2007 business plan eliminated certain low margin private label and Galaxy imitation business from our sales mix. The elimination of these low margin items and the elimination of excess overhead that was part of our former manufacturing operations should continue to result in higher gross margins with lower operating costs and produce positive cash flows from operations throughout the remainder of fiscal 2007.

As a result of the successful refinancing of the $2.4 million short-term notes and line of credit for our receivables financing and the positive cash flow that we are currently experiencing from operations, we believe that we have sufficient cash resources to meet our needs for general operations excluding the related party note payable through December 31, 2007. It is unlikely at this time that we will have enough cash from operations to repay the $2,685,104 related party note payable and accrued interest thereon that matures in October 2007 if the Note Holder chooses not to convert the note into common shares or refinance or renew this loan. If the Note Holder demands a cash repayment of the related party note payable and we cannot generate enough cash from operations or alternative financing, we will be unable to satisfy the note by its maturity date. In such an event, the Note Holder could exercise his rights under the loan documents, which could include, among other things, declaring a default under the loan which would then trigger interest to accrue at 17.5% per annum. Additionally, a default to our Note Holder would trigger a default under our Systran Agreement. In such an event, Systran could exercise its rights under its loan documents, which could include, among other things, declaring a default and pursuing foreclosure on our assets that are pledged as collateral for the advances on our accounts receivable invoices. If these events occurred, it would be substantially more difficult for us to effectively continue the operation of our business, and it is unlikely that we would be able to continue as a going concern. Management has commenced discussions with the Note Holder regarding possible conversion, extension or other alternatives related to the note.

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

Additionally, the Supply Agreement originally provided for a contingent short-fall payment obligation up to $8,700,000 by our Company if a specified production level was not met during the one-year period from September 1, 2006 to August 31, 2007. If a contingent short-fall payment was accrued after such one-year period, it may be reduced by the amount by which production levels in the one-year period from September 1, 2007 to August 31, 2008 exceeded the specified target level of production, if any. The short-fall payment is based on a formula that calculates the payment as follows: ((required pounds shipped - actual pounds shipped) / required pounds shipped) * $8,700,000. In November 2006, the Supply Agreement was amended so that the short-fall payment obligation would not be measured until the one year period from September 1, 2009 to August 31, 2010, and the target level of production was reduced by approximately 22%. Although we have significantly improved our gross margins by discontinuing production of low margin products, our total sales (and the corresponding volume of our products being produced) have been substantially reduced.  We will need to greatly increase our present production volume before the measuring period from September 1, 2009 to August 31, 2010 in order to avoid a substantial shortfall payment.  Based on our present production volume, the estimated short-fall payment could exceed $6,100,000.

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
As of February 9, 2007, Frederick DeLuca, a private investor, owned approximately 23% of our outstanding common stock and held warrants and a convertible note which, if exercised with accrued and unpaid interest on the convertible note as of such date and assuming the exercise of no other outstanding options or warrants, would give him ownership of approximately 49% of our outstanding common stock. Investors who purchase common stock in our Company may be unable to elect any specific members of the board of directors or exercise significant control over us or our business as a result of Mr. Deluca’s ownership. Additionally, Mr. DeLuca may be able to exercise significant influence over our policies and Board composition.

Stockholders may experience further dilution.
We have a substantial number of outstanding options, warrants and a convertible note to acquire shares of common stock. As of February 9, 2007, we have a total of 14,876,031 shares reserved for issuance upon exercise of options, warrants and a convertible note that we have granted. Of this total, 8,955,139 are exercisable securities that are “in the money.” “In the money” generally means that the current market price of the common stock is above the exercise price of the shares subject to the option, warrant or note conversion. The issuance of common stock upon the exercise of these options and warrants or note conversion could adversely affect the market price of the common stock or result in substantial dilution to our existing stockholders. In addition, any future securities issuances by our Company could result in the issuance, or potential issuance, of a significant amount of equity securities that will cause substantial dilution to our stockholders, particularly given the current low trading price of our common stock.

Because we sell food products, we face the risk of exposure to product liability claims.
We, like any other seller of food products, face the risk of exposure to product liability claims in the event that our manufacturer’s quality control procedures fail and the consumption of our products causes injury or illness. In July 2006, we initiated a voluntary product recall on one of our Vegan products after we discovered that the product produced by a sub-manufacturer may contain traces of undeclared milk ingredients. The recall was limited to our Vegan Parmesan Flavor Soy Topping with expiration codes between April 2007 and May 2007 of which we had sold approximately $65,000. Most direct costs associated with the recall are reimbursed by the manufacturer. With respect to product liability claims, our insurance may not continue to be available at a reasonable cost, or, if available, may not be adequate to cover liabilities. We generally seek contractual indemnification and insurance coverage from parties supplying us products, but this indemnification or insurance coverage is limited, as a practical matter, to the creditworthiness of the indemnifying party, and their carriers, if any, as well as the limits of any insurance provided by suppliers. If we do not have adequate insurance or contractual indemnification available, product liability claims relating to defective products could have a material adverse effect on our financial condition, results of operations and cash flows.

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

* 10.39
Letter Agreement accepted November 9, 2006 between Galaxy Nutritional Foods, Inc. and Schreiber Foods, Inc. amending the Supply Agreement dated June 30, 2005 between the parties. Portions of the Letter Agreement have been omitted as indicated by asterisks pursuant to a request for confidential treatment in accordance with Section 552(b)(4) of the Freedom of Information Act ("FOIA"), 5 U.S.C. 552(b)(4) (Filed as Exhibit 10.39 on Form 10-Q for the fiscal quarter ended September 30, 2006.)

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

GALAXY NUTRITIONAL FOODS, INC.

Date: February 13, 2007	/s/ Michael E. Broll
Michael E. Broll
Chief Executive Officer
(Principal Executive Officer)

Date: February 13, 2007	/s/ Salvatore J. Furnari
Salvatore J. Furnari
Chief Financial Officer
(Principal Accounting and Financial Officer)