Form 10-K
period 2007-03-31
GALAXY NUTRITIONAL FOODS INC
filed 2007-06-07
CIK 819527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-15345

GALAXY NUTRITIONAL FOODS, INC.
(Exact name of registrant as specified in its charter)

Delaware	25-1391475
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

5955 T.G. Lee Blvd., Suite 201
Orlando, Florida	32822
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (407) 855-5500

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.01 per share	None
(Title of Class)	(Name of exchange on which registered)

Indicate by check mark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐  No ☑

Indicate by check mark if registrant is not required to file reports pursuant to Section 15(d) of the Act.
Yes ☐  No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑  No ☐

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

Large accelerated filer ☐    Accelerated filer ☐    Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of September 29, 2006 (the last business day of the registrant’s most recently completed second fiscal quarter) was $2,336,365 based on the closing price of such common equity of $0.37 per share on that date. All executive officers and directors of the registrant and all persons filing a Schedule 13D or a Schedule 13G with the Securities and Exchange Commission in respect to the registrant’s common stock have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.

The number of shares outstanding of the registrant’s common stock as of May 31, 2007 was 17,110,016.

DOCUMENTS INCORPORATED BY REFERENCE: None

 GALAXY NUTRITIONAL FOODS, INC.

ii

PART I

FORWARD LOOKING STATEMENTS

This Form 10-K contains forward-looking statements within the meaning of the federal securities laws that relate to future events or our future financial performance. These forward-looking statements are based on our current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by our Company. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “project,” “estimate,” “may,” “will,” “could,” “should,” “potential,” or “continue” or the negative or variations of these words or similar expressions are intended to identify forward-looking statements. Additionally, these forward-looking statements include, but are not limited to statements regarding:

•	Improving cash flows from operations;

•	Marketing our existing products and those under development;

•	Our estimates of future revenue and profitability;

•	Our expectations regarding future expenses, including cost of goods sold, delivery, selling, general and administrative, research and development expenses, and disposal costs;

•	Our estimates regarding capital requirements and need for additional financing; and

•	Competition in our market.

Although we believe that these forward-looking statements are reasonable at the time they are made, these statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially from our historical results and those expressed or forecasted in any forward-looking statements as a result of a variety of factors, including those set forth under “Risk Factors” and elsewhere in, or incorporated by reference into, this Form 10-K. We are not required and undertake no obligation to publicly update or revise any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

ITEM 1. BUSINESS

General

Galaxy Nutritional Foods, Inc. develops and globally markets plant-based cheese and dairy alternatives, as well as processed organic cheese and cheese food to grocery and natural foods retailers, mass merchandisers and food service accounts. Our overall strategy is to enhance the value of our brands by developing nutritious and delicious food products made with high quality natural ingredients that exceed the expectations of today’s health conscious consumers. In this report, the terms “Company,” “we,” “us,” or “our” mean Galaxy Nutritional Foods, Inc.

Veggie, the leading brand in the cheese alternative category of the grocery channel and our top selling product group, is primarily merchandised in the produce section and provides calcium and protein without cholesterol, saturated fat or trans fat. In the natural foods channel, our brands include: Rice, Veggy, Vegan, Rice Vegan and Wholesome Valley, which are primarily merchandised in the cheese alternative or dairy sections. We also have non-branded imitation and private label products sold in the grocery, mass market and food service channels.

We sell our products through leading grocery store chains including Publix, Kroger, Safeway, Albertson’s, Wakefern, H.E. Butt and natural foods stores including Whole Foods, Wild Oats and several independents. We seek to build core brand recognition and a broader consumer base through marketing efforts consisting of advertising, public relations and product sampling to educate consumers on the benefits of cheese alternatives as part of a healthy lifestyle. Our strategy for the future is to continue our marketing efforts primarily in the retail market to capitalize on the continuing interest among consumers in eating foods low in cholesterol, saturated fat and trans fat. We believe that one of the leading contributors of cholesterol and saturated fat in the American diet is conventional cheese. By providing good tasting cheese alternatives in convenient forms and flavors, we believe that we will be able to attract an increasing number of consumers interested in improving their diet and eating habits.

Our Company was founded in 1972 under the original name of Fiesta Foods & Galaxy Foods in New Castle, Pennsylvania. In 1980, the name was changed to Galaxy Cheese Company and subsequently reincorporated under the laws of the State of Delaware in 1987. In June 1991, we moved from New Castle, Pennsylvania to Orlando, Florida and in November 2000 we changed our name to Galaxy Nutritional Foods, Inc. to more clearly define our position in the food category.

Change in Operations

During the fiscal year ended March 31, 2006, we determined that our manufacturing capacity was significantly in excess of our requirements and that it would be advantageous to outsource our manufacturing and distribution operations. On June 30, 2005, we entered into a Supply Agreement with Schreiber Foods, Inc., a Wisconsin corporation (“Schreiber”), whereby we agreed that Schreiber would become our sole source of supply for substantially all of our products. Schreiber is a privately held cheese manufacturing company whose primary business is contract manufacturing cheese, cheese alternative and other dairy products for many well-known companies and brands. Schreiber uses our formulas and processes to manufacture our products for our customers.

In November 2005, Schreiber began to deliver such products directly to our customers. The prices for such products are based on cost plus a processing fee as determined by the parties from time to time. Other material terms of the Supply Agreement are as follows:

•
The initial term of the Supply Agreement is for a period of five years from the effective date of September 1, 2005 and is renewable at our option for up to two additional five-year periods (for a total term up to fifteen years). If we do not exercise our first option to extend the term, then we will be obligated to pay Schreiber $1,500,000. If we exercise our first option to extend the term, but do not exercise our second option to extend the term, then we will be obligated to pay Schreiber $750,000.

•
The Supply Agreement originally provided for a contingent short-fall payment obligation up to $8,700,000 by our Company if a specified production level was not met during the one-year period from September 1, 2006 to August 31, 2007. If a contingent short-fall payment was accrued after such one-year period, it could be reduced by the amount by which production levels in the one-year period from September 1, 2007 to August 31, 2008 exceeded the specified target level of production, if any. The short-fall payment is based on a formula that calculates the payment as follows: ((required pounds shipped - actual pounds shipped) / required pounds shipped) * $8,700,000. In November 2006, the Supply Agreement was amended so that the short-fall payment obligation would not be measured until the one-year period from September 1, 2009 to August 31, 2010, and the target level of production was reduced by approximately 22%.

•
Schreiber is required to deliver products to our Company or our customers that are in compliance with our standards and specifications and all applicable laws. Schreiber will deliver all products within 10 business days of the effective date of such order, which is one business day after receipt of the order.

•	We may not manufacture or outsource to another supplier any products governed by the Supply Agreement during the term of the Supply Agreement unless prior approval is received.

•	Schreiber may not manufacture our products or use any of our intellectual property other than pursuant to the terms of the Supply Agreement.

In November 2005, we sold all of our usable raw material inventory to Schreiber at our cost and transferred our finished goods inventory to Schreiber’s facility. Our inventory balance as of March 31, 2007 consists of finished goods primarily to maintain certain stock levels of inventory at a public storage facility in Canada in order to distribute to our Canadian customers quickly and efficiently, as well as, raw materials used to produce our soft cheese products that are manufactured by another supplier.

On December 8, 2005, we completed the sale of substantially all of our manufacturing and production equipment to Schreiber, for $8,700,000 in cash pursuant to an Asset Purchase Agreement dated June 30, 2005. This sale was approved by our stockholders at a Special Meeting held on December 5, 2005. The $8,700,000 in proceeds was primarily used to pay accrued tangible personal property taxes and to terminate certain debt obligations on the assets that were sold.

As a result of the above agreements, our Company eliminated its manufacturing and distribution operations and is now a branded marketing company that will continue to develop, market and sell our products. Additionally, we have eliminated the need to carry large amounts of inventory in order to manufacture our products prior to distribution to our customers. With the exception of inventory for samples, soft cheeses and certain Canadian customers, we do not take possession of our inventory prior to its shipment from Schreiber to our customers.

Development of Business

While most companies place their dairy products in the supermarket dairy section, we adopted a sales and marketing strategy whereby Veggie products are merchandised in the produce section. In this section, Veggie brand products are sold next to other soy, natural and organic items.

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

Historically, our foodservice business consisted primarily of imitation cheese products. The foodservice business has since been expanded to include branded cheese alternatives similar to the retail products.

Principal Products Produced

We market a variety of cheese and dairy alternatives as well as processed organic cheese to grocery and natural foods retailers, mass merchandisers and food service accounts under the brands Veggie, Rice, Veggy, Vegan, Rice Vegan and Wholesome Valley Organic. Each brand’s corresponding nutritional benefits are noted below:

Veggie Brand - Leading Cheese Alternative in Grocery - Our flagship brand, sold in the produce section of supermarkets, is produced in a variety of forms including slices, shreds, chunks and more. Veggie cheese alternatives are an excellent source of calcium without cholesterol, saturated or trans fat. Recent fiscal 2007 Veggie brand line extensions include Galaxy Super Stix, a convenient individually wrapped mozzarella flavored stick, which provides calcium and protein without trans fat, saturated fat or cholesterol.

Veggy Brand - Soy-based Cheese Alternatives - Similar to our grocery brand, Veggie, and without preservatives, Veggy branded products are an excellent source of calcium without cholesterol, saturated or trans fat. This soy-based alternative is primarily sold in natural foods stores and is available in a wide variety of individually wrapped slice flavors and a grated topping.

Rice Brand - Soy Free Cheese Alternatives - Our Rice products, sold primarily in natural foods stores, are a leading soy free cheese alternative without cholesterol or trans fat. Also, preservative and gluten free, this brand is available in a wide variety of flavors in slices, shreds, blocks and a grated topping.

Vegan Brand - Casein Free Dairy Alternatives - Our Vegan brand products are sold primarily in natural foods stores in individually wrapped slices, blocks and a grated topping. Vegan brand products are casein, preservative and gluten free.

Rice Vegan Brand - Casein Free and Soy Free Dairy Alternatives - Our Rice Vegan brand products are sold primarily in natural foods stores in individually wrapped slices. Rice Vegan slices were introduced in fiscal 2007 for vegans choosing to moderate or avoid soy or those with soy or dairy allergies.

Wholesome Valley Organic Brand - Organic Cheese Products - Our Wholesome Valley Organic brand is a cheese product made without the use of antibiotic growth hormones or dangerous pesticides and chemicals and is available in individually wrapped slices in both natural foods and grocery stores.

Non-branded Products - Imitation and Processed Cheese Alternative Products - Our non-branded business includes value priced processed cheese slices sold primarily in the supermarket dairy section and imitation food service products.

Our Veggie and Rice branded product lines each accounted for more than 10% of our gross sales for the fiscal year ended March 31, 2007. The Veggie line of products contributed approximately 61%, 53% and 46% of gross sales for the fiscal years ended March 31, 2007, 2006 and 2005, respectively. The Rice line of products contributed approximately 11%, 8% and 7% of gross sales for the fiscal years ended March 31, 2007, 2006 and 2005, respectively. Our non-branded imitation, private label and sandwich slice business contributed approximately 17%, 31% and 35% of gross sales for the fiscal years ended March 31, 2007, 2006 and 2005, respectively.

Principal Markets

Our products are sold primarily in two commercial markets: retail and food service.

In the retail market, we sell our products to national and regional supermarket chains, mass merchandisers and natural foods stores or to distributors that sell and deliver to these retail establishments. These sales are facilitated through our in-house sales managers and a nationwide network of non-exclusive commissioned brokers. We believe our products appeal to a wide range of health conscious consumers seeking to minimize dairy, lactose, cholesterol and bad fats in their diets. In the retail market, where we believe taste and nutrition generally outweigh price considerations, we market our Veggie and natural brands at prices generally comparable to or higher than the prices of conventional cheeses.

In the food service market, we sell directly to food distributors and other customers in the food service market through our in-house sales managers and a nationwide network of non-exclusive commissioned brokers. In this market, we offer more expensive premium products such as our Veggie line to customers who place importance on taste and nutrition and our less expensive non-branded imitation products to customers whose primary consideration is cost. The non-branded food service products are primarily sold to distributors who supply food to restaurants, cafeterias, hospitals, correctional institutions, and schools. We also market our branded products directly to franchisees of large national restaurant chains.

For the fiscal years ended March 31, 2007, 2006 and 2005, our gross sales were $29,995,729, $41,492,717 and $48,421,384, respectively. The following chart sets forth the percentage of gross sales that the retail and food service markets represented for the fiscal years ended March 31, 2007, 2006 and 2005:

	Percentage of Gross Sales Fiscal Years Ended March 31,
Category	2007	2006	2005
Retail sales	84%	85%	85%
Food service sales	16%	15%	15%

Methods of Distribution

Pursuant to the Supply Agreement with Schreiber, beginning in November 2005, our products are primarily distributed from Schreiber’s distribution centers in Green Bay, Wisconsin; Carthage, Missouri; Logan, Utah; Shippensburg, Pennsylvania; and Gainesville, Georgia. In order to distribute to our Canadian customers quickly and efficiently, we store and distribute products through a public storage facility in Canada. We maintain a certain stock level at this facility and pay the Canadian facility a processing fee for its services.

Sources and Availability of Raw Materials

Since November 2005, pursuant to the Supply Agreement with Schreiber, we depend primarily on Schreiber to obtain the necessary ingredients, manufacture and distribute all of our products to our customers. The prices for such products are based on cost plus a processing fee as determined by the parties from time to time. Purchases from Schreiber accounted for 99% and 38% of our product purchases for the fiscal years ended March 31, 2007 and 2006, respectively.

Prior to November 2005, we purchased the ingredients used in our manufacturing operations, i.e., casein, vegetable proteins and oils, enzymes and other ingredients, from several sources. Purchases of casein, the principal raw material used to manufacture substantially all of our products, approximated $6,242,977 and $10,947,000, or 35% and 47% of our product purchases in the fiscal years ended March 31, 2006 and 2005, respectively. The following table sets forth the name of each supplier along with the percentage they supplied of casein which either alone, or together with their affiliates, provided 10% or more casein to our Company, based on our dollar volume purchased:

		Percent of Casein Purchases
Type of Raw		Fiscal Years Ended March 31,
Material	Name of Supplier	2006	2005

Casein	Lactalis f/n/a Besnier-Scerma U.S.A.	34%	30%
	Glanbia f/n/a Avonmore Food Products	26%	21%
	Irish Dairy Board	—	15%
	Bluegrass Dairy & Food, LLC	26%	12%

Due to more cost effective conditions in other countries, suppliers from such countries were often able to supply casein, a dried skim milk protein, at prices lower than domestic suppliers. Accordingly, we purchased casein from foreign suppliers. Because our casein was imported, its availability was subject to a variety of factors, including strength of the United States Dollar, foreign production limitations and federal import regulations. Our increased costs for casein throughout the fiscal year ended March 31, 2005 had an adverse impact on our results of operations for such fiscal year.

Working Capital Practices

The majority of our customers are required to make payment on goods within 30 days of invoicing. Our credit department makes calls on payments that are 10 to 15 days past due and then considers placing accounts on credit hold if they have not made arrangements for those payments that are 30 to 45 days past due. After all efforts to contact the customer and collect the past due balances have been exhausted, the credit manager will provide authorization to write off the past due balance. We typically average less than 1% of gross sales in credits related to bad debt.

We offer a right of return policy on certain products sold to certain retail customers in the conventional grocery stores and mass merchandising industry. If the product is not sold during its shelf life, we will allow a credit for the unsold merchandise. Since the shelf life of our products ranges from 6 months to one year, we historically average less than 2% of gross sales in credits for unsold product.

Since November 2005, pursuant to the Supply Agreement with Schreiber, we depend primarily on Schreiber to manufacture and distribute all of our products to our customers. We are required to pay Schreiber for our products within 20 days of shipment to our customers. As a result of the Supply Agreement, we have eliminated the need to carry large amounts of inventory in order to manufacture our products prior to distribution to our customers. With the exception of inventory for samples, soft cheeses and certain Canadian customers, we do not take possession of our inventory prior to its shipment from Schreiber to our customers.

Customers

We sell to customers throughout the United States and 14 other countries. For the fiscal years ended March 31, 2007, 2006 and 2005, our gross sales were $29,995,729, $41,492,717 and $48,421,384, respectively. Gross sales derived from foreign countries were approximately $4,317,000, $5,158,000 and $4,896,000 for the fiscal years ended March 31, 2007, 2006 and 2005, respectively. These sales represent 14%, 12% and 10% of gross sales in the fiscal years ended March 31, 2007, 2006 and 2005, respectively. Gross sales are attributed to individual countries based on the customer’s shipping address. We have no long-term assets located outside of the United States.

The following table sets forth the percentage of foreign gross sales to each country, which accounted for 5% or more of our foreign gross sales for the fiscal years ended March 31, 2007, 2006 and 2005:

	Percentage of Gross Foreign Sales Fiscal Years Ended March 31,
Country	2007	2006	2005
Canada	65.1%	60.0%	47.9%
Puerto Rico	14.6%	22.8%	33.4%

The following table sets forth the name of each customer, which either alone, or together with its affiliates, accounted for 5% or more of our gross sales for the fiscal years ended March 31, 2007, 2006 and 2005:

	Percentage of Gross Sales Fiscal Years Ended March 31,
Customer Name	2007	2006	2005
United Natural Foods	13.5%	9.4%	8.5%
Distribution Plus Incorporated (DPI)	8.0%	8.3%	7.4%
Publix	7.1%	6.9%	5.9%
Kroger	5.6%	*	*
Wal-Mart	*	7.4%	*
Del Sunshine LLC	*	*	11.6%

* Less than 5% of gross sales for the stated fiscal year.

During the fiscal year ended March 31, 2005, we produced certain private label products for Del Sunshine who then sold the products to Wal-Mart. In the fourth quarter of fiscal 2005, we reserved nearly $1,760,000 in accounts receivable and inventory related to Del Sunshine LLC that we believed collection thereon was questionable. As of March 31, 2006, all amounts owed by Del had been written off as uncollectible. In the fiscal year ended March 31, 2006, we began selling these products directly to Wal-Mart instead of through Del Sunshine.

Competitive Conditions

We operate in a highly competitive environment. In the retail cheese market, we compete with large national and regional manufacturers of conventional, organic, and imitation cheese products. Competitors such as Kraft, Borden’s and ConAgra, among others are well established and have significantly more brand name recognition, marketing personnel, and cash resources at their disposal. Conventional “Lite” cheese generally has a lower fat content than regular cheese. But, unlike most of our products, it still contains cholesterol and saturated fat. Further, we believe that the perceived healthfulness, quality ingredients and excellent taste of our product lines provide a competitive advantage over many companies with more traditional products.

Within the retail cheese alternative niche market, there are a number of additional competitors such as Soya Kaas, Lisanatti, Follow Your Heart, Toffuti and Melissa’s. Like our product lines, these competitors offer dairy and cheese alternatives to grocery and natural foods stores. In addition, their offerings are similar to ours in that they have comparable perceived benefits and are distributed or positioned in the same retail shelf space as our products.

In the food service markets, our substitute and imitation cheese products compete with other numerous substitute and imitation cheese products, as well as with conventional cheeses.

We believe that we are superior to the competition in our cheese alternative niche market in the most important competitive factors, which are brand awareness, taste, perceived nutritional value, product distribution, and overall consumer purchase interest. Finally, we believe that the breadth and depth of our product lines make it difficult for our smaller competitors to have a significant impact on our market leading share in the cheese alternative category.

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

Trademarks include registered brand names, logos, symbols, or copyrights used to identify our products or services. As such, this prevents other manufacturers from using any words or symbols for which we hold the trademark. This is important as it helps provide competitive insulation around our products in the marketplace and enables consumers to identify with one particular brand or another. We will continue to market our trademarks in order to increase brand awareness for our products. Although our trademarks are valuable to our business, they are not individually, at this time, assets that are critical to our business. In the event that we would be prohibited from using one or more of our trademarks, we do not believe that this would have a material adverse affect on our continued operations.

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

Governmental Regulation

Our United States product labels are subject to regulation by the United States Food and Drug Administration (“FDA”). Such regulation includes standards for product descriptions, nutritional claims, label format, minimum type sizes, content and location of nutritional information panels, nutritional comparisons, and ingredient content panels. Our labels, ingredients, and manufacturing techniques and facilities are subject to inspection by the FDA. Labeling regulations require specific details of ingredients and their components along with nutritional information on labels and also impose restrictions on product claims that can be included on labels.

We have a team of individuals from our marketing and research and development departments who review all new labels for compliance with our Company standards and current laws and regulations. We believe that we are in material compliance with all applicable governmental regulations regarding our current products and have obtained the necessary government permits, licenses, qualifications, and approvals, which are required for our operations.

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

Employees

As of May 31, 2007, we have 26 full-time employees. We employ all personnel directly. We are an affirmative action employer providing equal employment opportunity to all applicants. We consider our relations with employees to be satisfactory. No employee is a member of a trade union.

ITEM 1A. RISK FACTORS

Forward-Looking Information

Statements other than historical information contained in this Form 10-K are considered “forward-looking statements” as defined under the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. These forward-looking statements are based on our current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by our Company. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “project,” “estimate,” “may,” “will,” “could,” “should,” “potential,” or “continue” or the negative or variations of these words or similar expressions are intended to identify forward-looking statements. Although we believe that these forward-looking statements are reasonable at the time they are made, these statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially from our historical results and those expressed or forecasted in any forward-looking statement as a result of a variety of factors as set forth below. We are not required and undertake no obligation to publicly update or revise any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

In addition to the other information in this Form 10-K, the following are some of the factors as of May 31, 2007, that could cause our Company’s actual results to differ materially from the expected results described in or underlying our Company’s forward-looking statements. These factors should be considered carefully while evaluating our business and prospects. If any of the following risks actually occur, they could seriously harm our business, financial condition, results of operations or cash flows.

We depend on one supplier to manufacture and distribute all of our products to our customers.

Pursuant to a Supply Agreement dated June 30, 2005 between our Company and Schreiber Foods, Inc. (“Schreiber”), since November 2005, we depend primarily on Schreiber to manufacture and distribute all of our products to our customers. We will rely primarily on Schreiber to produce our products at prices that are competitive in the market, to maintain the quality of our products, and to supply our customers with the products they order on a timely basis. If Schreiber is unable to deliver its services according to the negotiated terms of the Supply Agreement for any reason, including the deterioration of its financial condition or over-commitment of its resources, we may lose customers and we may be required to purchase outsourcing services from another source at a higher price. Either of these occurrences will likely reduce our profits or result in a reduction in sales of our products.

We may be required to pay substantial penalties under our Supply Agreement and may not have the ability to do so.

The initial term of the Supply Agreement with Schreiber is for a period of five years from the effective date of September 1, 2005 and is renewable at our option for up to two additional five-year periods (for a total term up to fifteen years). If we do not exercise our first option to extend the term, then we will be obligated to pay Schreiber $1,500,000. If we exercise our first option to extend the term, but do not exercise our second option to extend the term, then we will be obligated to pay Schreiber $750,000.

Additionally, the Supply Agreement originally provided for a contingent short-fall payment obligation up to $8,700,000 by our Company if a specified production level was not met during the one-year period from September 1, 2006 to August 31, 2007. If a contingent short-fall payment was accrued after such one-year period, it could be reduced by the amount by which production levels in the one-year period from September 1, 2007 to August 31, 2008 exceeded the specified target level of production, if any. The short-fall payment is based on a formula that calculates the payment as follows: ((required pounds shipped - actual pounds shipped) / required pounds shipped) * $8,700,000. In November 2006, the Supply Agreement was amended so that the short-fall payment obligation would not be measured until the one-year period from September 1, 2009 to August 31, 2010, and the target level of production was reduced by approximately 22%.

Although we have significantly improved our gross margins by discontinuing production of low margin products, our total sales (and the corresponding volume of our products being produced) have been substantially reduced.  We will need to greatly increase our present production volume before the measuring period from September 1, 2009 to August 31, 2010 in order to avoid a substantial shortfall payment.  Based on our present production volume, the estimated short-fall payment could exceed $6,200,000.

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

As of May 31, 2007, Frederick DeLuca, a private investor, owned approximately 23% of our outstanding common stock and held warrants and a convertible note which, if exercised with accrued and unpaid interest on the convertible note as of such date and assuming the exercise of no other outstanding options or warrants, would give him ownership of approximately 49% of our outstanding common stock. Investors who purchase common stock in our Company may be unable to elect any specific members of the board of directors or exercise significant control over us or our business as a result of Mr. Deluca’s ownership. Additionally, Mr. DeLuca may be able to exercise significant influence over our policies and Board composition.

Stockholders may experience further dilution.

We have a substantial number of outstanding options and warrants and a convertible note to acquire shares of common stock. As of May 31, 2007, we have a total of 15,841,621 shares reserved for future issuance upon exercise of options or warrants and conversion of the convertible note. Of this total, 9,250,821 are exercisable securities that are “in the money.” “In the money” generally means that the current market price of the common stock is above the exercise price of the shares subject to the option, warrant or note conversion. The issuance of common stock upon the exercise of these options and warrants or note conversion could adversely affect the market price of the common stock or result in substantial dilution to our existing stockholders. In addition, any future securities issuances by our Company could result in the issuance, or potential issuance, of a significant amount of equity securities that will cause substantial dilution to our stockholders, particularly given the current low trading price of our common stock.

Trading on the OTC Bulletin Board may make it more difficult for investors to sell shares, may potentially lead to future market declines and may increase our costs related to registration statements.

Since May 8, 2006, our common stock has been traded in the Nasdaq over-the-counter market on what is commonly referred to as the OTC Bulletin Board. As a result, an investor could find it more difficult to dispose of or to obtain accurate quotations as to the market value of our securities. Listing on the OTC Bulletin Board may make trading our shares more difficult for investors, potentially leading to further declines in our share price and may cause difficulty in obtaining future financing.

Additionally, we are not eligible to use short form registration statements with the respect to the sale of our securities. This could substantially increase our costs of registering securities in the future and make it more expensive and difficult to maintain the effectiveness of certain currently effective registration statements involving selling stockholders of our Company.  Although most of these stockholders would be eligible to sell their shares over the public markets pursuant to Rule 144, in the event we are not able to timely maintain the effectiveness of such registration statements, we may be held liable for damages suffered by such selling stockholders.

Our common stock may become subject to certain “Penny Stock” rules which may make it a less attractive investment.

Since the trading price of our common stock is less than $5.00 per share, trading in our common stock would be subject to the requirements of Rule 15g-9 of the Exchange Act if our net tangible assets fall below $2 million. Under Rule 15g-9, brokers who recommend penny stocks to persons who are not established customers and accredited investors, as defined in the Exchange Act, must satisfy special sales practice requirements, including requirements that make and individualized written suitability determination for the purchaser and receive the purchaser’s written consent prior to the transaction. The Securities Enforcement Remedies and Penny Stock Reform Act of 1990 also requires additional disclosures in connection with any trades involving penny stock, including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated with that market. Such requirements may severely limit the market liquidity of our common stock and the ability of investors in our equity securities to sell their securities in the secondary market. For all of these reasons, an investment in our equity securities may not be attractive to our potential investors.

We may not be able to implement Section 404 of the Sarbanes-Oxley Act on a timely basis.

The Securities and Exchange Commission (the “SEC”), as directed by Section 404 of The Sarbanes Oxley Act, adopted rules generally requiring each public company to include a report of management on the company’s internal controls over financial reporting in its annual report on Form 10-K that contains an assessment by management of the effectiveness of the company’s internal controls over financial reporting. This requirement will first apply to our annual report on Form 10-K for the fiscal year ending March 31, 2008. In addition, the company’s independent registered accounting firm must attest to and report on management’s assessment of the effectiveness of the company’s internal controls over financial reporting. This requirement will first apply to our annual report on Form 10-K for the fiscal year ending March 31, 2009.

We have not yet completed a Section 404 implementation plan. In the past, we have discovered, and may in the future discover, areas of our internal controls that need improvement. We have engaged an outside consultant and will be incurring incremental costs in order to complete the work required by Section 404. However, there can be no assurance that we will be able to complete a Section 404 plan on a timely basis.

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

On June 23, 2006, we entered into a Receivables Purchase Agreement with Systran Financial Services Corporation, a subsidiary of Textron Financial Corporation (“Systran”), whereby Systran provides financing to our Company through advances against certain trade receivable invoices due to our Company (the “Systran Agreement”). The Systran Agreement is secured by our accounts receivable and all other assets. Generally, subject to a maximum principal amount of $3,500,000 which can be borrowed under the Systran Agreement, the amount available for borrowing is equal to 85% of our eligible accounts receivable invoices less a dilution reserve and any required fixed dollar reserves, which Systran may increase or decrease at its sole discretion. The dilution and fixed dollar reserves are currently set at 7% and $100,000, respectively. Advances under the Systran Agreement bear interest at a variable rate equal to the prime rate plus 1.5% per annum (9.75% on May 31, 2007).

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

We may issue securities with rights superior to those of our common stock, which could materially limit the ownership rights of existing stockholders.

We may offer debt or equity securities in private and/or public offerings in order to raise working capital and to refinance our debt. The board of directors has the right to determine the terms and rights of any debt securities and preferred stock without obtaining further approval of the stockholders. It is likely that any debt securities or preferred stock that we sell would have terms and rights superior to those of our common stock and may be convertible into common stock. Any sale of securities could adversely affect the interests or voting rights and result in substantial dilution to the existing holders of our common stock. Additionally, a sale of securities could adversely affect the market price of our common stock.

Rising interest rates could negatively affect our results of operations.

The interest rate on our credit facility with Systran fluctuates based upon changes in the prime rate. Increases in the prime rate will result in an increase in our cost of funds, and would negatively affect our results of operations. We have not entered into any derivative instruments such as interest rate swap or hedge agreements to manage our exposure to rising interest rates.

Competition in our industry is intense.

Competition in the natural food segment of the food industry is intense. We believe that as consumers become more interested in healthy food alternatives, the competition in our markets will increase substantially. Therefore, the effectiveness of our marketing, advertising and promotional programs and the financial resources necessary for their implementation is an important part of our sales growth plan.

In the retail cheese market, we compete with large national and regional manufacturers of conventional, organic, and imitation cheese products. Competitors such as Kraft, Borden’s and ConAgra, among others are well established and have significantly more brand name recognition, marketing personnel, and cash resources at their disposal. Within the retail cheese alternative niche market, there are a number of additional competitors such as Soya Kaas, Lisanatti, Follow Your Heart, Toffuti, and Melissa’s. Like our product lines, these competitors offer dairy and cheese alternatives to grocery and natural foods stores. In addition, their offerings are similar to ours in that they have comparable perceived benefits and are distributed or positioned in the same retail shelf space as our products.

In the food service markets, our substitute and imitation cheese products compete with other numerous substitute and imitation cheese products, as well as with conventional cheeses.

While we believe that we are superior to the competition in our cheese alternative niche market and that the breadth and depth of our product lines make it difficult for our smaller competitors to have a significant impact on our market leading share in the cheese alternative category, our competitors may succeed in developing new or enhanced products, which are better than our products. These companies may also prove to be more successful than us in marketing and selling these products. We cannot assure you that we will be able to compete successfully with any of these companies or achieve a greater market share than we currently possess. Increased competition as to any of our products or services could result in price reductions, reduced margins, and loss of market share, which could negatively affect our business, prospects, results of operations and financial condition.

Consumer eating habits and shopping trends may change and negatively impact demand for our products.

There could be a decrease in demand for our products as consumers’ tastes, preferences, shopping behavior, and overall evaluation of health benefits change over time. Historically, this was demonstrated in the change in consumer eating habits with the publicly recognized trend toward low-carbohydrate diets, which led to decreased consumption of items such as bread and our complementary product of cheese alternative slices. Additionally, the number of consumers shopping in the retail grocery and natural foods stores continues to shift with the national expansion of Wal-Mart superstores and other similar superstores which include extensive grocery operations. With the growth in the aging population of U.S. consumers, there could be price pressure on our products due to the fixed income nature of this population segment.

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

We own several registered and unregistered trademarks, which are used in the marketing and sale of our products. We have invested a substantial amount of money in promoting our trademarked brands. However, the degree of protection that these trademarks afford us is unknown. Further, we may not have the money necessary to engage in actions to prevent infringement on our trademarks. A loss of a material trademark would negatively impact the products associated with it, and could negatively affect our business, prospects, results of operations, financial condition and cash flows related to this particular trademark. However, we do not believe that a prohibition from using one or more of our trademarks, would have a material adverse affect on our continued operations as a whole.

We do not have patent protection for our formulas and processes, and a loss of ownership of any of our formulas and processes would negatively impact our business.

We believe that we own our formulas and processes. However, we have not sought, and do not intend to seek, patent protection for our formulas and processes. Instead, we rely on the complexity of our formulas and processes, trade secrecy laws, and employee and inter-company confidentiality agreements. However, we cannot assure you that other companies will not acquire our confidential information or trade secrets or will not independently develop equivalent or superior products or technology and obtain patent or similar rights. Although we believe that our formulas and processes have been independently developed and do not infringe upon the patents or rights of others, a variety of components of our processes could infringe upon existing or future patents, in which event we may be required to modify our processes or obtain a license. We cannot assure you that we will be able to do so in a timely manner or upon acceptable terms and conditions. The failure to do either of the foregoing would negatively affect our business, results of operations, financial condition and cash flows.

Because we sell food products, we face the risk of exposure to product liability claims.

We, like any other seller of food products, face the risk of exposure to product liability claims in the event that our manufacturers’ quality control procedures fail and the consumption of our products causes injury or illness. In July 2006, we initiated a voluntary product recall on one of our Vegan products after we discovered that the product produced by a sub-manufacturer may contain traces of undeclared milk ingredients. The recall was limited to our Vegan Parmesan Flavor Soy Topping with expiration codes between April 2007 and May 2007. Total recall costs amounted to approximately $60,000, all of which was reimbursed by our manufacturer. With respect to product liability claims, our insurance may not continue to be available at a reasonable cost, or, if available, may not be adequate to cover liabilities. We generally seek contractual indemnification and insurance coverage from parties supplying us products, but this indemnification or insurance coverage is limited, as a practical matter, to the creditworthiness of the indemnifying party, and their carriers, if any, as well as the limits of any insurance provided by suppliers. If we do not have adequate insurance or contractual indemnification available, product liability claims relating to defective products could have a material adverse effect on our financial condition, results of operations and cash flows.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

On October 3, 2006, we entered into a sublease agreement with Oracle Corporation whereby we moved our corporate headquarters from our Viscount Row location to 11,514 square feet of office space at 5955 T.G. Lee Boulevard, Suite 201 in Orlando, Florida. The sublease agreement requires monthly pre-tax base rental payments of $12,333.33 through November 14, 2007, $12,706.67 from November 15, 2007 through November 14, 2008, and $13,086.67 from November 15, 2008 through January 31, 2009.

Prior to our move, we leased two facilities, which were close in proximity, approximating a total of 119,000 square feet of industrial property in Orlando, Florida. Our first facility on Viscount Row was the location of our corporate headquarters. It was approximately 55,000 square feet and was comprised of approximately 8,500 square feet in office space, approximately 31,500 square feet in dock-height, air-conditioned manufacturing space, and approximately 15,000 square feet in cooler space. We entered into a lease agreement for the corporate headquarters with Anco Company, a Florida general partnership, on November 13, 1991. The lease was renewed for a 5-year period in November 1996 and again in November 2001. The lease expired in November 2006. The lease was a “triple net” lease, which means that we were responsible for all taxes, insurance, maintenance and repair of the facilities, in addition to rental payments. The total monthly rent through the stated expiration of the lease was $35,596. We exited this facility upon the lease expiration in November 2006.

Our second facility was the primary receiving, storage and shipping facility for our inventory. It included office space, shipping and receiving docks, warehouse and cooler space totaling approximately 64,000 square feet. We entered into a lease agreement with Cabot Industrial Properties, a Florida limited partnership, on July 28, 1999 for this second facility. In May 2004, we renegotiated and renewed the lease until July 31, 2009. The lease provided for escalating base rental payments ranging from $18,225 to $22,942 per month through the end of the lease period. Effective July 31, 2006, we entered into a lease termination agreement with the new landlord, CLP Industrial Properties, whereby the landlord released us from $1,068,869 in future lease payment obligations from August 1, 2006 through July 31, 2009, in exchange for a termination fee of $228,859.

Prior to November 2005, we produced all of our products at our Orlando manufacturing facility. We maintained production equipment for mixing, blending, cooking and heating ingredients, and for shredding, dicing, slicing, chopping, grating, packaging and labeling our products. We also maintained cold storage areas for cooling finished products and warehouse areas for storing supplies and finished goods. We estimate that our production capacity utilization during the fiscal years ended March 31, 2006 and 2005 were at approximately 12% and 15%, respectively, of our capacity.

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

From April 15, 2006 through November 12, 2006, we received approximately $89,064 in rental income under a sublease agreement for a portion of our unused manufacturing facility and parking area. This rental income offset our lease payment obligations pursuant to the terms of our lease with Anco Company.

We believe that our properties are adequately covered by casualty insurance.

ITEM 3. LEGAL PROCEEDINGS

We are currently a party to certain legal proceedings, claims, disputes and litigation arising in the ordinary course of business. We currently believe that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse affect on our financial position, results of operations or cash flows. However, because of the nature and inherent uncertainties of litigation, should the outcome of these actions be unfavorable, our business, financial condition, results of operations and cash flows could be materially and adversely affected.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 31, 2007.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

From August 1999 to May 5, 2006, our common shares, $.01 par value per share, were traded on the American Stock Exchange (“AMEX”) under the symbol “GXY”. Commencing May 8, 2006, we began trading under the symbol “GXYF” in the Nasdaq over-the-counter market on what is commonly referred to as the OTC Bulletin Board. The following table sets forth the high and low closing sales prices of our common shares during each quarter as reported by AMEX or the OTC Bulletin Board, as applicable, for the fiscal years ended March 31, 2007 and 2006:

Period	High Closing Sales Price	Low Closing Sales Price
2007 Fiscal Year, quarter ended:
June 30, 2006	$0.90	$0.35
September 30, 2006	$0.45	$0.24
December 31, 2006	$0.62	$0.35
March 31, 2007	$0.79	$0.53

2006 Fiscal Year, quarter ended:
June 30, 2005	$2.53	$1.85
September 30, 2005	$2.10	$1.61
December 31, 2005	$1.91	$1.23
March 31, 2006	$1.42	$0.85

On April 20, 2006, we received a letter from AMEX, notifying us that it intended to proceed with the filing of an application with the Securities and Exchange Commission to strike our common stock from listing and registration on the Exchange. We did not appeal this determination by AMEX and on May 5, 2006, AMEX suspended trading in our common stock and submitted an application to the Securities and Exchange Commission to strike our common stock from listing and registration on AMEX. Commencing May 8, 2006, we began trading under the symbol “GXYF” on the OTC Bulletin Board.

Holders

On May 31, 2007, there were approximately 582 stockholders of record for our common stock. This does not reflect persons or entities that hold our common stock in nominee or “street” name through various brokerage firms.

Dividends

We have not paid any dividends with respect to our common stock and do not expect to pay dividends on our common stock in the foreseeable future. It is the present policy of our Board of Directors to retain future earnings to finance the growth and development of our business. Any future dividends will be declared at the discretion of the Board of Directors and will depend upon several things including the financial condition, capital requirements, earnings and liquidity of our Company. See Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of our current capital position.

Securities Authorized for Issuance under Equity Compensation Plans

Please see the section titled “Equity Compensation Plan Information” under Item 12 in Part III of this Form 10-K.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities in the quarter ended March 31, 2007.

ITEM 6. SELECTED FINANCIAL DATA

	Fiscal Years Ended March 31,
	(1) 2007	(1) 2006	(1) 2005	2004	2003

Net sales	$27,162,110	$37,775,862	$44,510,487	$36,176,961	$40,008,769
Reserve on stockholder note receivable(2)	(1,428,000)	(10,120,200)	—	—	—
Cost of disposal activities(2)	(295,651)	(1,646,490)	—	—	—
Impairment of property & equipment(2)	—	(7,896,554)	—	—	—
Employment contract expense (2)	—	—	(444,883)	(1,830,329)	—
Income tax benefit (expense)	—	—	—	—	—
Net income (loss)	146,498	(24,148,553)	(3,859,783)	(3,299,277)	(957,221)
Net income (loss) to common stockholders	146,498	(24,148,553)	(4,261,855)	(4,757,087)	(2,530,390)
Net income (loss) per common share - basic & diluted	0.01	(1.23)	(0.25)	(0.32)	(0.21)
Total assets(3)	4,364,618	5,250,070	27,769,666	29,961,816	33,325,334
Long-term obligations	2,871,635	597,184	8,000,627	9,740,094	10,170,195
Redeemable convertible preferred stock	—	—	—	2,573,581	2,324,671

(1)	See Historical Summary under Business Environment in Item 7 for a summary of the major events during the fiscal years ended March 31, 2007, 2006 and 2005.

(2)	See Results of Operations in Item 7 for a detailed description of these items.

(3)
Total assets decreased by approximately $22,500,000 from March 31, 2005 to March 31, 2006 as a result of our reduction in inventory and equipment related to the outsourcing of our manufacturing and distribution functions and the sale of substantially all of our manufacturing equipment.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to enhance a reader’s understanding of the financial condition, changes in financial condition and results of operations of our Company. This MD&A is a supplement to and should be read in conjunction with our Financial Statements and notes thereto contained in Item 8. Terms such as “fiscal 2008”, “fiscal 2007”, “fiscal 2006” or “fiscal 2005” refer to our fiscal years ending March 31, 2008, 2007, 2006 and 2005, respectively.

This MD&A contains the following sections:

•	Business Environment

•	Critical Accounting Policies

•	Results of Operations

•	Liquidity and Capital Resources

•	Contractual Obligations

•	Recent Accounting Pronouncements

Business Environment

General

Galaxy Nutritional Foods, Inc. (our “Company”) is principally engaged in developing and globally marketing plant-based cheese and dairy alternatives, as well as processed organic cheese and cheese food to grocery and natural foods retailers, mass merchandisers and foodservice accounts. Veggie, the leading brand in the grocery cheese alternative category and our Company’s top selling product group, is primarily merchandised in the produce section and provides calcium and protein without cholesterol, saturated fat or trans-fat. Other popular brands include: Rice, Veggy, Vegan, Rice Vegan and Wholesome Valley. We are dedicated to developing nutritious and delicious food products made with high quality natural ingredients that exceed the expectations of today’s health conscious consumers. Our company headquarters are located in Orlando, Florida.

In fiscal 2006, we determined that our manufacturing capacity was significantly in excess of our requirements and that it would be advantageous to outsource our manufacturing and distribution operations. On June 30, 2005, we entered into a Supply Agreement with Schreiber Foods, Inc., a Wisconsin corporation (“Schreiber”), whereby we agreed that Schreiber would become our sole source of supply for substantially all of our products. Schreiber uses our formulas and processes to manufacture our products for our customers. In November 2005, Schreiber began to deliver such products directly to our customers.

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

We used the results from the fiscal 2006 marketing campaigns to target our fiscal 2007 marketing campaign, as we focused our efforts on growth as a branded sales and marketing company. To this end, we have continued many of our fiscal 2006 initiatives except for the television advertising. We have worked to optimize our price based promotions by focusing on deeper, less frequent in-store discounts. Additionally, we have continued event marketing with a second consecutive year of sponsoring the Komen Race for the Cure in New York and other regional events targeting health conscious consumers.

In the second half of fiscal 2007, we began an ongoing consumer print advertising campaign in national health and fitness publications including Weight Watchers and Shape. Product attributes and location were incorporated into a unified marketing message to increase consumer education and awareness of cheese alternatives. Similar advertising is expected to continue and grow in fiscal 2008 to drive new consumer acquisition.

As we grow our marketing initiatives, valuable insights on campaign efficacy are gained and used to continually fine-tune our efforts. Such information is then used to maximize the return on marketing spend by focusing on those efforts that best increase brand and product awareness, increase consumer education and ultimately broaden the consumer base within the cheese alternative category.

Historical Summary

Fiscal 2007

During fiscal 2007, we improved our gross margins by approximately 15 percentage points primarily as a result of outsourcing our manufacturing operations and eliminating low margin products. We reduced operating expenses in excess of $22 million and reported a net income of $146,498. Additionally, we reported positive working capital of $706,920 as of March 31, 2007. In June 2006, we obtained 2,914,286 shares of our common stock in full satisfaction of a stockholder note receivable in the amount of $12,772,200 and in July 2006, we cancelled these shares along with 30,443 other treasury shares. In July 2006, we issued a new unsecured convertible note for $2,685,104 to repay or refinance $2.4 million in short-term unsecured notes that matured on June 15, 2006 and a $285,104 registration rights penalty that was due.

Fiscal 2006

During fiscal 2006, we entered into a Supply Agreement with Schreiber, whereby we agreed we would cease our manufacturing and distribution operations and that Schreiber would become our sole source of supply for substantially all of our products. In November 2005, Schreiber began to deliver such products directly to our customers. On December 8, 2005, we completed the sale of substantially all of our manufacturing and production equipment to Schreiber for $8.7 million. Additionally, during fiscal 2006, we secured $2.4 million in short-term unsecured notes for working capital purposes. As a result of these transactions in fiscal 2006, we reduced our total assets by nearly $20 million, incurred $9.5 million in expenses (of which approximately $8 million was a non-cash expense) and reduced our liabilities by over $11 million compared to fiscal 2005.

Fiscal 2005

During fiscal 2005, we issued 2,000,000 shares of our common stock for aggregate gross proceeds of $2,300,000 in order to redeem the remaining 30,316 Series A convertible preferred shares that were outstanding as of October 6, 2004 for $2,279,688. In early fiscal 2005, we made the decision to take on a few additional private-label manufacturing contracts at lower margins in order to utilize some of our excess production capacity. One of the new contract customers accounted for 12% of our sales during fiscal 2005, which attributed to 65% of the increase in sales over fiscal 2004. In the fourth quarter of fiscal 2005, we reserved nearly $1,550,000 in accounts receivable and $210,000 in inventory related to this customer due to questionable collectibility. See Del Sunshine LLC under Customers in Item 1 for further details. Also during fiscal 2005, we experienced a sharp increase in our cost of goods sold primarily as a result of a 32% (or nearly $2.7 million) increase in the price of casein, our primary ingredient used in production. Only a portion of this overall increase could be passed on to our customers. Additionally, the price increase could not be implemented immediately.

Measurements of Financial Performance

We focus on several items in order to measure our performance. We are working towards obtaining and maintaining positive trends in the following areas:

•	Operating cash flow

•	Gross margin in dollars and % of gross sales

•	Operating income excluding non-cash compensation related to stock-based transactions and disposal costs

•	EBITDA excluding non-cash compensation related to stock-based transactions and disposal costs

•	Volume and margin analysis by individual inventory items

•	Key financial ratios (such as accounts receivable and accounts payable turnover ratios)

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of income and expense during the reporting periods presented. Our significant estimates include the allowance for trade receivables which is made up of reserves for promotions, discounts and bad debts, valuation of deferred taxes and valuation of compensation expense on stock-based awards. Although we believe that these estimates are reasonable, actual results could differ from those estimates given a change in conditions or assumptions that have been consistently applied.

Management has discussed the selection of critical accounting policies and estimates with our Board of Directors, and the Board of Directors has reviewed our disclosure relating to critical accounting policies and estimates in this annual report on Form 10-K. Our critical and significant accounting policies are described in Note 1 of our financial statements in Item 8. The critical accounting policies used by management and the methodology for its estimates and assumptions are as follows:

Valuation of Accounts Receivable and Chargebacks

We record revenue upon shipment of products to our customers and upon reasonable assurance of collection on the sale. We generally provide credit terms to customers based on net 30-day terms. We perform ongoing credit evaluations of our accounts receivable balances. Based on historical experience, make reserves for anticipated future customer credits for rebates, sales promotions, coupons, spoils and other reasons that relate to current period sales. In addition, we evaluate the accounts for potential uncollectible amounts based on a specific identification methodology and record a general reserve for all remaining balances.

Based on the age of the receivable, cash collection history and past dilution in the receivables, we make an estimate of our anticipated bad debt, anticipated future authorized deductions due to current period activity and anticipated collections on non-authorized amounts that customers have currently deducted on past invoices. Based on this analysis, we reserved $1,498,000 and $1,769,000 for known and anticipated future credits and doubtful accounts at March 31, 2007 and 2006, respectively. We believe that this estimate is reasonable, but there can be no assurance that our estimate will not change given a change in economic conditions or business conditions within the food industry, our individual customer base or our Company. Actual bad debt expense averaged 1% or less in fiscal 2007 and 2006.

Inventory

Inventories are valued at the lower of cost or market. Cost is determined using a weighted average, first-in, first out method. We review our inventory valuation each month and write off inventory related to obsolete and damaged goods. In addition, we reduce the value of any finished good item to market value when that value is believed to be less than the cost of the item.

Deferred Taxes

Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. We have reserved our net deferred tax assets in full.

Valuation of Non-Cash Stock-Based Compensation

Effective April 1, 2006, we adopted Statement of Financial Accounting Standard (“SFAS”) No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123R”). SFAS 123R requires companies to measure the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant-date fair value of the award and to recognize it as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period.

SFAS 123R applies to new awards and to awards modified, repurchased, or cancelled after the effective date, as well as to the unvested portion of awards outstanding as of the effective date. We use the Black-Scholes option-pricing model to value our new stock option grants under SFAS 123R, applying the “modified prospective method” for existing grants which requires us to value stock options prior to our adoption of SFAS 123R under the fair value method and expense the value over the requisite service period. SFAS 123R also requires us to estimate forfeitures in calculating the expense related to stock-based compensation. In addition, SFAS 123R requires the Company to reflect cash flows resulting from excess tax benefits related to those options as a cash inflow from financing activities rather than as a reduction of taxes paid.

From April 1, 2003 through March 31, 2006, we accounted for stock awards granted to employees and directors under the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) and applied SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure,” (“SFAS 148), prospectively to all employee and director awards granted on or after April 1, 2003. Prior to April 1, 2003, we accounted for stock awards granted to employees and directors under the recognition and measurement principles of Accounting Principles Board Opinion No. 25,“Accounting for Stock Issued to Employees, and related Interpretations,” (“APB 25”) as interpreted by Financial Accounting Standards Board (“FASB”) Interpretation No. 44 (“FIN 44”). As a result, no compensation expense was recognized for stock options granted to employees and directors prior to April 1, 2003 other than as related to option grants to employees or directors below the fair market value of the underlying stock at the date of grant or as related to subsequent modifications of options granted to employees or directors.

The Black-Scholes option-pricing model requires subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The risk-free rate is based on the U.S. Treasury zero-coupon rates with a remaining term equal to the expected term of the option. Expected volatilities are based on the historical volatility of our stock. Prior to April 1, 2006, we input the expected term of options granted based on the contractual life of the options granted. For any new awards, we input the expected term of options granted based on information derived from historical data on employee exercises and post-vesting employment termination behavior. There is no expected dividend yield.  These factors could change in the future, which may affect the stock-based compensation expense in future periods. SFAS 123R also requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

On an option with a risk-free interest rate of 5%, volatility of 45% and a term of 60 months, we would experience a $.01 change in the fair value if we were to change our estimate of the interest rate by two percentage points, the volatility percentage by five percentage points, or the expected term by five months.

We estimated the fair value of each stock-based award using the Black-Scholes option-pricing model with the following assumptions:

Fiscal Years Ended March 31,	2007	2006	2005
Risk-free Interest Rate	4.07% to 4.94%	3.35% to 4.30%	3.38% to 4.12%
Volatility	49% to 52%	11% to 46%	45% to 46%
Weighted-Average Volatility	51%	45%	46%
Expected Term in Months	36 to 120	1 to 120	60 to 120
Dividends	None	None	None

Results Of Operations

				2007-2006	2006-2005	2007-2006	2006-2005	2007	2006	2005
12 Months Ending March 31,	2007	2006	2005	$ Change	$ Change	% Change	% Change	% of Sales	% of Sales	% of Sales
Net Sales	27,162,110	37,775,862	44,510,487	(10,613,752)	(6,734,625)	-28.1%	-15.1%	100.0%	100.0%	100.0%
Cost of Goods Sold	16,224,549	28,142,732	34,736,594	(11,918,183)	(6,593,862)	-42.3%	-19.0%	59.7%	74.5%	78.0%
Gross Margin	10,937,561	9,633,130	9,773,893	1,304,431	(140,763)	13.5%	-1.4%	40.3%	25.5%	22.0%

Sales

Our gross sales for fiscal 2007, fiscal 2006 and fiscal 2005 were $29,995,729, $41,492,717 and $48,421,384, respectively. The following chart sets forth the percentage of gross sales derived from our product brands during the fiscal years ended March 31, 2007, 2006 and 2005:

Percentage of Gross Sales
Fiscal Years Ended March 31,

Brand	2007	2006	2005
Veggie	61.4%	52.5%	46.5%
Private Label, Imitation & Other	17.1%	31.1%	35.4%
Rice	10.8%	7.8%	6.6%
Veggy	4.4%	3.8%	4.7%
Wholesome Valley Organic	3.0%	2.8%	5.0%
Vegan	3.3%	2.0%	1.8%

Net sales, after discounts, returns and allowances, in fiscal 2007 decreased 28% from net sales in fiscal 2006. Over 66% of this decline was due to the elimination of certain private label and non-branded imitation products as demonstrated by the above shift in product mix and approximately 23% was due to reduced distribution points in fiscal 2007. By reducing marginally profitable private label and non-branded imitation sales, we improved our gross margins nearly 15 percentage points in fiscal 2007.

Net sales, after discounts, returns and allowances, in fiscal 2006 decreased 15% from net sales in fiscal 2005 primarily due to a decline in private label sales volume to Wal-Mart. Prior to fiscal 2006, we produced certain private label products for Del Sunshine LLC who then sold the product to Wal-Mart. In fiscal 2006, we began selling these products directly to Wal-Mart instead of through Del Sunshine LLC. During fiscal 2006, combined sales to Wal-Mart and Del Sunshine LLC accounted for approximately 7% of gross sales, compared to nearly 14% of gross sales in fiscal 2005. This decrease in sales accounted for 8% of the sales decline in fiscal 2006. The remaining 7% decrease in sales was primarily due to overall consumer resistance to the multiple price increases we implemented in late fiscal 2005 and early fiscal 2006 to offset our rising production costs.

We anticipate that our sales in fiscal 2008 will be lower than sales reported in fiscal 2007 reflecting the lower baseline sales projected after the elimination of the majority of the private label and imitation business.

Cost of Goods Sold

Cost of goods sold decreased from 74% of net sales in fiscal 2006 to 60% of net sales in fiscal 2007. This sharp decrease in cost of goods sold is primarily due to the elimination of production overhead through the outsourcing of our manufacturing operations in November 2005 as discussed under Business Environment. Our production overhead was substantially higher than the current processing fee charged for the production of our products due to an 85% under-utilization of our manufacturing equipment and facilities.

Cost of goods sold decreased from 78% of net sales in fiscal 2005 to 74% of net sales in fiscal 2006. This four percentage point decrease in cost of goods sold was primarily due to the reduced production overhead through the outsourcing of our manufacturing operations since November 2005.

We anticipate that the cost of goods sold in fiscal 2008 will remain consistent with our fiscal 2007 levels assuming a similar product mix and assuming that there is no significant increase in the raw material costs used by our outsourcing manufacturers. However, actual results could differ from our expectations.

Gross Margin

Despite a $10.6 million decline in net sales, gross margin dollars in fiscal 2007 was approximately $1.3 million higher than in fiscal 2006 due to the elimination of certain low margin private label and non-branded imitation business, the change in our product mix and the reduction in excess overhead.

Despite the $6.7 million decline in net sales, gross margin dollars in fiscal 2006 was only slightly lower than fiscal 2005 due to the elimination of the private label sales to Wal-Mart and the elimination of our high fixed overhead in the fourth quarter of fiscal 2006. In the fourth quarter of fiscal 2006, our gross margin averaged 34% compared to the annual fiscal 2006 average of 26%. Private label and imitation sales consist primarily of products that generate high sales volumes but lower gross margins.

In fiscal 2008, our anticipated higher margin sales combined with our lower overhead burden should continue to produce gross margins as a percentage of sales consistent with our fiscal 2007 averages.

EBITDA

We utilize certain GAAP measures such as Operating Income and Net Income and certain non-GAAP measures, in order to compute key financial measures that are reviewed by management, lenders and investors in order to effectively review our current on-going operations and analyze trends related to our financial condition and results of operations. The non-GAAP measures are key factors upon which we prepare and review our budgets and forecasts. In our calculation of key financial non-GAAP measures for adjusted Operating Income, adjusted Net Income and adjusted EBITDA, we exclude items such as non-cash compensation and reserves related to stock-based transactions, disposal costs and fixed asset impairment and disposal charges. These adjusted measures are not in accordance with, or an alternative for, generally accepted accounting principles and may be different from non-GAAP measures reported by other companies.

EBITDA, (a non-GAAP measure):

				2007-2006	2006-2005	2007-2006	2006-2005	2007	2006	2005
12 Months Ending March 31,	2007	2006	2005	$ Change	$ Change	% Change	% Change	% of Sales	% of Sales	% of Sales
Net Sales	27,162,110	37,775,862	44,510,487	(10,613,752)	(6,734,625)	-28.1%	-15.1%	100.0%	100.0%	100.0%
Cost of Goods Sold	16,224,549	28,142,732	34,736,594	(11,918,183)	(6,593,862)	-42.3%	-19.0%	59.7%	74.5%	78.0%
Gross Margin	10,937,561	9,633,130	9,773,893	1,304,431	(140,763)	13.5%	-1.4%	40.3%	25.5%	22.0%

Operating Expenses:
Selling	3,719,986	5,571,097	5,148,426	(1,851,111)	422,671	-33.2%	8.2%	13.7%	14.7%	11.6%
Delivery	902,979	2,251,318	2,307,166	(1,348,339)	(55,848)	-59.9%	-2.4%	3.3%	6.0%	5.2%
Employment contract expense(2)	-	-	444,883	-	(444,883)	0.0%	-100.0%	0.0%	0.0%	1.0%
General and administrative, including $108,160, $926,263 and $409,746 non-cash stock compensation(1)	3,429,261	4,750,624	4,380,436	(1,321,363)	370,188	-27.8%	8.5%	12.6%	12.6%	9.8%
Research and development	224,843	321,016	309,054	(96,173)	11,962	-30.0%	3.9%	0.8%	0.8%	0.7%
Reserve on stockholder note receivable(2)	1,428,000	10,120,200	-	(8,692,200)	10,120,200	-85.9%	100.0%	5.3%	26.8%	0.0%
Cost of disposal activities(2)	295,651	1,646,490	-	(1,350,839)	1,646,490	-82.0%	100.0%	1.1%	4.4%	0.0%
Impairment of property & equipment(2)	-	7,896,554	-	(7,896,554)	7,896,554	-100.0%	100.0%	0.0%	20.9%	0.0%
(Gain)/loss on disposal of assets	44,280	(3,628)	(4,500)	47,908	872	-1320.5%	-19.4%	0.2%	0.0%	0.0%
Total operating expenses	10,045,000	32,553,671	12,585,465	(22,508,671)	19,968,206	-69.1%	158.7%	37.0%	86.2%	28.3%
Income (Loss) from Operations(3)	892,561	(22,920,541)	(2,811,572)	23,813,102	(20,108,969)	-103.9%	715.2%	3.3%	-60.7%	-6.3%

Other Income (Expense), Net
Interest expense, net	(746,063)	(1,616,743)	(1,129,977)	870,680	(486,766)	-53.9%	43.1%	-2.7%	-4.3%	-2.5%
Derivative income	-	-	62,829	-	(62,829)	0.0%	-100.0%	0.0%	0.0%	0.1%
Gain on FV of warrants	-	388,731	18,937	(388,731)	369,794	-100.0%	1952.8%	0.0%	1.0%	0.0%
Total other income (expense)	(746,063)	(1,228,012)	(1,048,211)	481,949	(179,801)	-39.2%	17.2%	-2.7%	-3.3%	-2.4%

NET INCOME (LOSS)	146,498	(24,148,553)	(3,859,783)	24,295,051	(20,288,770)	-100.6%	525.6%	0.5%	-63.9%	-8.7%
Plus:
Interest expense, net	746,063	1,616,743	1,129,977	(870,680)	486,766	-53.9%	43.1%	2.7%	4.3%	2.5%
Depreciation	141,339	1,517,287	2,172,566	(1,375,948)	(655,279)	-90.7%	-30.2%	0.5%	4.0%	4.9%
EBITDA, (a non-GAAP measure)	1,033,900	(21,014,523)	(557,240)	22,048,423	(20,457,283)	-104.9%	3671.2%	3.8%	-55.6%	-1.3%

(1)
In our calculation of key financial measures, we exclude the non-cash compensation related to stock-based transactions because we believe that this item does not accurately reflect our current on-going operations. Many times non-cash compensation is calculated based on fluctuations in our stock price, which can skew the financial results dramatically up and down. The market price of our common shares is outside our control and may not reflect the fair value of our current operations.

(2)
In our calculation of key financial measures, we exclude the employment contract expenses related to Christopher J. New, the reserve on stockholder note receivable, disposal costs and fixed asset impairment charges because we believe that these items do not reflect expenses related to our current on-going operations. See below for a detailed description of these items.

(3)
Operating Income has increased due to the changes in non-cash compensation related to stock-based transactions as discussed below under general and administrative, and lower non-standard expenses such as the reserve on stockholder note receivable, disposal costs and fixed asset impairment charges related to the Asset Purchase Agreement and the Supply Agreement with Schreiber as discussed under Business Environment.

Selling

Selling expense is partly a function of sales through variable costs such as brokerage commissions and promotional costs and partly fixed with certain fixed costs for marketing campaigns and employee salaries and benefits. Selling expense as a percentage of net sales decreased one percentage point from 15% in fiscal 2006 to 14% in fiscal 2007 primarily due to the elimination of television marketing expenses in fiscal 2007.

Selling expense averaged 15% of net sales in fiscal 2006 compared to 12% in fiscal 2005. We experienced increased selling expenses in fiscal 2006 primarily due to the increase in our marketing efforts. During fiscal 2006, we increased our television costs by $296,000 and implemented a new television marketing campaign. Additionally, we paid over $100,000 for a subscription service that enabled us to obtain detailed information about product sales during the year.

We expect fixed selling expenses for advertising and market research in fiscal 2008 to be higher than in fiscal 2007. Therefore, we expect that fiscal 2008 selling expenses will increase as a percentage of sales compared to fiscal 2007. We sell our products through our internal sales force and an independent broker network.

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

In fiscal 2006, delivery expense increased to 6% of net sales due to higher fuel prices and surcharges charged by our transportation vendors. In November 2005, Schreiber began to deliver our products directly to our customers pursuant to the Supply Agreement, and in the fourth quarter of fiscal 2006, delivery expenses amounted to 4% of net sales compared to 6% of net sales for the prior three quarters.

In September 2006, the parties adjusted the rate to reflect current market conditions. As a result, we anticipate delivery expense will increase to an average of 4% of net sales in fiscal 2008. This average is still lower than our delivery expense prior to the outsourcing.

Employment Contract Expense

In connection with a Separation and Settlement Agreement dated July 8, 2004 between our Company and Christopher J. New, our former Chief Executive Officer, we accrued and expensed the $444,883 two-year cost of this agreement under employment contract expense in the second quarter of fiscal 2005. As of March 31, 2007, all amounts related to the agreement with Mr. New had been paid-in-full.

General and administrative

During fiscal 2007, general and administrative expenses decreased approximately $1.3 million compared to fiscal 2006. During fiscal 2007, non-cash compensation related to stock-based transactions decreased by approximately $818,000, as detailed below, and we did not incur a net $506,000 expense of unusual items that were incurred during fiscal 2006. These items include: a) $261,000 of additional bad debt costs related to the Del Sunshine account; b) $285,000 in liquidated damages accrued in related to a registration rights agreement; c) $110,000 in consulting fees related to researching strategic alternatives; and d) $150,000 income received pursuant to a Termination, Settlement and Release Agreement signed on July 22, 2005 between our Company and Fromageries Bel S.A.

During fiscal 2006, general and administrative expenses increased approximately $370,000 compared to fiscal 2005 primarily due to increases of approximately $517,000 in additional non-cash compensation related to stock-based transactions, as detailed below, $285,000 in liquidated damages related to a registration rights agreement as discussed below under Equity Financing, $130,000 additional director and officer insurance costs due to higher coverages and increased premiums, $237,000 in consulting fees for our outsourcing and sale arrangements, and $448,000 in additional professional fees for legal and audit services due to our additional review of strategic alternatives (including the potential sale of our Company that was abandoned in April 2006) and Securities and Exchange Commission filings during fiscal 2006. These increases were reduced by a decrease of nearly $1.2 million in bad debt expense from fiscal 2005.

Excluding the effects of non-cash compensation related to stock-based transactions, which cannot be predicted, we anticipate that in fiscal 2008 general and administrative expenses will remain consistent with the total expense in fiscal 2007. However, we anticipate that we will begin incurring additional costs related to the implementation of Sarbanes Oxley 404 throughout fiscal 2008.

The changes in non-cash compensation related to stock-based transactions that are included in general and administrative expenses are detailed as follows:

Non-cash compensation related to stock-based transactions:

				2007-2006	2006-2005	2007-2006	2006-2005
12 Months Ending March 31,	2007	2006	2005	$ Change	$ Change	% Change	% Change
Stock-based award issuances	108,160	1,118,819	194,097	(1,010,659)	924,722	-90.3%	476.4%
Option modifications under APB 25 awards	—	(192,556)	215,649	192,556	(408,205)	-100.0%	-189.3%
Non-cash compensation related to stock-based transactions	108,160	926,263	409,746	(818,103)	516,517	-88.3%	126.1%

Effective April 1, 2006, SFAS 123R applies to new awards and to awards modified, repurchased, or cancelled after the effective date, as well as to the unvested portion of awards outstanding as of the effective date. We use the Black-Scholes option-pricing model to value our new stock option grants under SFAS 123R, applying the “modified prospective method” for existing grants which requires us to value stock options prior to our adoption of SFAS 123R under the fair value method and expense the value over the requisite service period. For fiscal 2007, our total stock-based compensation expense was $108,160.

From April 1, 2003 through March 31, 2006, we accounted for stock awards granted to employees and directors under the fair value recognition provisions of SFAS 123 and applied SFAS 148, prospectively to all employee and director awards granted on or after April 1, 2003. Prior to April 1, 2003, we accounted for stock awards granted to employees and directors under the recognition and measurement principles of APB 25 as interpreted by FIN 44. As a result, no compensation expense was recognized for stock options granted to employees and directors prior to April 1, 2003 other than as related to option grants to employees or directors below the fair market value of the underlying stock at the date of grant or as related to subsequent modifications to options granted to employees or directors. For fiscal 2006 and 2005, our total stock-based compensation expense was $926,263 and $409,746, respectively, including income of $192,556 and an expense of $215,649, respectively, related to modification of awards valued pursuant to APB 25 and FIN 44.

Reserve on stockholder note receivable

In June 1999, in connection with an amended and restated employment agreement for Angelo S. Morini, our founder and original Chief Executive Officer, we consolidated two full-recourse notes receivable ($1,200,000 from November 1994 and $11,572,200 from October 1995) related to his purchase of 2,914,286 shares of our common stock into a single stockholder note receivable in the amount of $12,772,200 that was due on June 15, 2006. This stockholder note receivable was non-interest bearing and non-recourse and was secured by the 2,914,286 shares of our common stock (the “Shares”).

For the fiscal year ended March 31, 2006, we reserved $10,120,200 against this stockholder note receivable under the assumption that we would not be able to collect proceeds in excess of the $2,652,000 value of the Shares as of such date. The value of the Shares was computed using the closing price of our common stock on March 31, 2006 of $0.91 multiplied by the 2,914,286 shares.

On June 16, 2006, Mr. Morini failed to repay the non-recourse note obligation to our Company. On June 20, 2006, we delivered notice to Mr. Morini that we intended to exercise our rights to the Shares and retain all the Shares in full satisfaction of his obligations under the stockholder note receivable. On July 6, 2006, Mr. Morini consented to our acceptance of the Shares in full satisfaction of his obligations under the stockholder note receivable. Based upon the $0.42 closing price of our common stock as quoted on the OTC Bulletin Board on June 16, 2006, the Shares had an approximate value of $1,224,000 on such date. Accordingly, we recorded an additional expense of $1,428,000 in fiscal 2007 in order to record the additional decline in the value of the Shares from its $2,652,000 value as of March 31, 2006. In July 2006, we cancelled the Shares along with 30,443 other treasury shares.

Although this expense resulted in a material loss to our operations, it did not have any affect on the balance sheet since the stockholder note receivable was already shown as a reduction to Stockholders’ Deficit.

Cost of disposal activities

On December 8, 2005, we completed the sale of substantially all of our manufacturing and production equipment to Schreiber for $8,700,000 in cash pursuant to an Asset Purchase Agreement dated June 30, 2005. This sale was approved by our stockholders at a Special Meeting held on December 5, 2005. The $8,700,000 in proceeds was used to pay $1,319,583 for tangible personal property taxes due primarily on the sold assets and $7,374,299 to Beltway Capital Partners LLC (successor by assignment of Wachovia Bank, N.A.) for the termination of our term loan. The remaining proceeds balance of $6,118 was used to reduce our then asset-based line of credit from Textron Financial Corporation.

In connection with the Asset Purchase Agreement, we also entered into a Supply Agreement with Schreiber on June 30, 2005 pursuant to which, Schreiber became our sole source of supply and distribution for substantially all of our products in November 2005.

We accounted for the costs associated with these transactions in accordance with SFAS No. 146, “Accounting for Costs Associated with an Exit or Disposal Activity,” (“SFAS 146”) because the above arrangements were planned and controlled by management and materially change the manner in which our business is conducted. In accordance with SFAS 146, costs associated with disposal activities should be reported as a reduction of income from operations. The above transactions were communicated to our employees on July 6, 2005. During fiscal 2006, 104 employee positions related to the manufacturing and distribution of our products were eliminated. The majority of these employee termination costs were paid during fiscal 2006 with the remaining employee termination costs paid in fiscal 2007. In December 2005, we abandoned our distribution facility and the production portion of our administrative facility and accrued $396,197 related to abandonment of these facilities. This amount was calculated as the present value of the remaining lease rentals, reduced by the estimated market value of sublease rentals. The actual expense exceeded this estimate for the time that we did not sublease these facilities. Other exit costs consist primarily of legal and professional fees related to the disposal activities and maintenance costs on the abandoned facilities.

We report our disposal costs for the period as Costs of Disposal Activities in the Statement of Operations. A summary of the costs by fiscal year and total disposal costs incurred is as follows:

	Employee Termination Costs	Excess Facilities	Other Exit Costs	Total
Fiscal 2006	$451,002	$518,479	$677,009	$1,646,490
Fiscal 2007	—	117,472	178,179	295,651
Total costs incurred from inception through March 31, 2007	$451,002	$635,951	$855,188	$1,942,141

We anticipate that in future periods, there may be additional disposal costs related to professional fees and leasehold repair charges that are in dispute between our Company and the landlord on our former administrative and manufacturing facility. We exited this facility and the lease expired in November 2006.

From April 15, 2006 through November 12, 2006, we received approximately $89,064 in rental income under a sublease agreement for a portion of our unused manufacturing facility and parking area. This rental income offset our lease payment obligations recorded in Cost of Disposal Activities during fiscal 2007.

Effective July 31, 2006, we entered into a lease termination agreement with our landlord, CLP Industrial Properties, regarding our unused distribution facilities whereby the landlord released our Company from $1,068,869 in future lease payment obligations from August 1, 2006 through July 31, 2009 in exchange for a termination fee of $228,859.

Impairment of property and equipment and gain ( loss) on sale of assets

In light of the Schreiber transactions discussed above under Cost of Disposal Activities, we determined that it was more likely than not that a majority of our fixed assets related to production activities would be sold or disposed prior to the end of their useful life. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Term Assets,” we wrote down the value of our assets to their estimated fair values in June 2005. We estimated the fair value based on the $8,700,000 sales price to Schreiber and the anticipated sales price related to any other assets to be held for sale plus future cash flows related to the assets from July 1, 2005 until the end of production in December 2005. Based on this estimate, we recorded an impairment of property and equipment of $7,896,554 in order to reflect a net fair value of our equipment in June 2005.

All assets continued to be used and depreciated under Property and Equipment until the sale of substantially all of our production machinery and equipment on December 8, 2005. For fiscal 2007 and 2006, we recorded a $44,280 loss and a $3,628 gain, respectively, on the disposal of assets related to the remaining value of assets sold or abandoned after production ceased in December 2005.

Other Income and Expense

Interest expense decreased nearly $871,000 or 54% in fiscal 2007 compared to fiscal 2006. In fiscal 2007, we experienced a decrease in interest expense related to our debt facilities of approximately $466,000 due to lower average outstanding principal balances. Amortization of loan costs decreased by approximately $224,000 due to lower loan fees charged by our new lenders. Additionally, pursuant to several Note and Warrant Purchase Agreements entered into in fiscal 2006 and fiscal 2007, we issued warrants to purchase up to 800,000 shares of our common stock. We recorded the initial fair value of the warrants of $18,000 and $444,731 in fiscal 2007 and fiscal 2006, respectively, as a discount to debt. During fiscal 2007 and fiscal 2006, we amortized $137,019 and $317,752, respectively, of this non-cash debt discount to interest expense.

We anticipate that our interest expense will decrease nearly 40% in fiscal 2008, due to lower debt balances, lower loan fees and lower non-cash debt discount amortization. Our current loan facility with Systran accrues interest based on a variable prime plus rate. Prime rate is currently at 8.25% and it is uncertain if this will change in fiscal 2008. Any changes in the prime rate would further affect our interest expense in fiscal 2008.

Interest expense increased approximately $487,000 or 43% in fiscal 2006. The increase was primarily the result of increased amortization related to loan costs and debt discounts. The amortization of loan costs increased by approximately $242,000 due to additional loan fees charged by our lenders and due to the acceleration of the loan fee amortization on the Beltway loan that was paid in full in December 2005, as further described under Debt Financing. Additionally, pursuant to several Note and Warrant Purchase Agreements, as further described under Debt Financing, we issued warrants to purchase up to 600,000 shares of our common stock. We recorded the $444,731 initial fair value of the warrants as a discount to debt. In fiscal 2006, we amortized $317,752 of this non-cash debt discount that was being amortized from September 2005 through June 2006 to interest expense. Due to average lower debt balances in fiscal 2006 as compared to fiscal 2005, our additional interest expense related to debt securities declined in excess of $73,000.

Derivative income/expense represents the adjustment for the change in the fair value of the embedded derivative in our Series A convertible preferred stock, which met the criteria for bifurcation and separate accounting under SFAS 133. The fair value of the embedded derivative was computed based on several factors including the underlying value of our common stock at the end of each period. For fiscal 2005, we recorded derivative income of $62,829 related to the change in the fair value of the embedded derivative instruments. There was no income or expense in fiscal 2007 or fiscal 2006 because the Series A convertible preferred stock was partially converted and the remaining shares redeemed in the third quarter of fiscal 2005.

Since the conversion of our Series A convertible preferred stock could have resulted in a conversion into an indeterminable number of common shares, we determined that under the guidance in paragraph 24 of EITF 00-19, “Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled in the Company’s Own Stock,” we were prohibited from concluding that we had sufficient authorized and unissued shares to net-share settle any warrants or options issued to non-employees. Therefore, we recorded the fair value of all warrants and options issued to non-employees that were outstanding during the period that the Series A convertible preferred stock was outstanding from April 2001 to October 2004 as a liability. The fair value of the warrants and options was determined using the Black-Scholes option-pricing model. Any changes in the fair values of the securities after the initial valuation in April 2001 were recorded as a gain or loss on fair value of warrants under Other Income and Expense in the Statement of Operations. Additionally, in accordance with EITF 00-19, if a contract requires settlement in registered shares, then we may be required to record the value of the securities as a liability and/or temporary equity. Any changes in the fair value of the securities based on the Black-Scholes option-pricing model after the initial valuation are marked to market during reporting periods. During fiscal 2006 and 2005, we recorded a gain on the fair value of warrants of $388,731 and $18,937, respectively, related to the change in the fair values of the warrants.

Liquidity And Capital Resources

Future Capital Needs

With the reduction in overall debt and lender fees, we expect to see annual interest savings of approximately $300,000 in fiscal 2008. Additionally, we anticipate that stabilized gross margins and reduced operating expenses will continue to provide positive operating cash flow in fiscal 2008. With these improvements, we believe that we will have enough cash to meet our current liquidity needs in fiscal 2008.

Operating Activities and Investing Activities

				2007-2006	2006-2005	2007-2006	2006-2005
12 Months Ending March 31,	2007	2006	2005	$ Change	$ Change	% Change	% Change
Cash from (used in) operating activities	1,925,129	(436,678)	779,746	2,361,807	(1,216,424)	-540.9%	-156.0%
Cash from (used in) investing activities	87,431	8,547,933	(65,002)	(8,460,502)	8,612,935	-99.0%	-13250.3%
Cash used in financing activities	(1,568,953)	(8,237,157)	(602,641)	6,668,204	(7,634,516)	-81.0%	1266.8%
Net increase (decrease) in cash	443,607	(125,902)	112,103	569,509	(238,005)	-452.3%	-212.3%

We completed the sale of substantially all of our manufacturing and production equipment and fully implemented the outsourcing of our production to Schreiber in December 2005. Without the cash-flow burden of carrying inventory and higher operating expenses due to excess plant capacity, we are experiencing improved cash flows from operations from the higher margins and faster collections on accounts receivable. We used the improved cash flows from operations to further reduce our debt balances during fiscal 2007.

In fiscal 2006, we used the $8,700,000 in proceeds from the sale of our equipment to Schreiber to pay $1,319,583 for tangible personal property taxes due primarily on the sold assets and $7,374,299 to Beltway Capital Partners LLC for the termination of our term loan. The remaining proceeds balance of $6,118 was used to reduce our then asset-based line of credit from Textron Financial Corporation. Cash from operating activities declined during fiscal 2006 due to higher operating expenses and the disposal costs as described under Results of Operations.

During fiscal 2005, we achieved positive cash flow from operations. This was achieved mainly through higher sales volumes in fiscal 2005.

Cash used in investing activities primarily relates to deposits and our purchases and sales of office and manufacturing equipment in each fiscal year. In fiscal 2007, cash from investing activities primarily related to a decrease in security deposits and cash received from the sale of assets upon the exit of our leasehold facilities in fiscal 2007. In fiscal 2006, we received over $8.8 million in proceeds from the sale of the majority of our fixed assets as a result of the discontinuance of our manufacturing operations. We do not anticipate any large capital expenditures or deposits during fiscal 2008.

Financing Activities

12 Months Ending March 31,	2007	2006	2005
Net borrowings (payments) on line of credit and bank overdrafts	(1,362,116)	(3,539,477)	853,202
Issuances of debt	1,200,000	2,400,000	-
Payments of debt and capital leases	(1,406,837)	(8,767,323)	(1,417,103)
Issuances of stock	-	1,669,643	2,240,948
Redemption of preferred stock	-	-	(2,279,688)
Cash used in financing activities	(1,568,953)	(8,237,157)	(602,641)

During fiscal 2007, we issued a new unsecured convertible note for $2,685,104 to repay or refinance $2.4 million in short-term unsecured notes that matured on June 15, 2006 and a $285,104 registration rights penalty that was due. Additionally, we used the excess cash from operations to reduce our credit facility with Systran Financial Services Corporation.

During fiscal 2006, we used the proceeds received from the sale of our manufacturing equipment as discussed above, and proceeds received from certain related parties to pay in full our term loan to Beltway Capital Partners LLC and reduce our then asset-based line of credit from Textron Financial Corporation. See “Debt Financing and Equity Financing” below for further details.

During fiscal 2005, we increased our then asset-based line of credit with Textron Financial Corporation to primarily fund our business growth. Additionally, we issued 2,000,000 shares of our common stock for aggregate gross proceeds of $2,300,000. These proceeds were then used to redeem the remaining 30,316 Series A convertible preferred shares held by the holders of such Series A convertible preferred shares for a total price of $2,279,688.

Debt Financing

Secured Borrowings

On June 23, 2006, we entered into a Receivables Purchase Agreement with Systran Financial Services Corporation, a subsidiary of Textron Financial Corporation (“Systran”), whereby Systran provides financing to our Company through advances against certain trade receivable invoices due to our Company (the “Systran Agreement”). The Systran Agreement is secured by our accounts receivable and all other assets. Generally, subject to a maximum principal amount of $3,500,000 which can be borrowed under the Systran Agreement, the amount available for borrowing is equal to 85% of our eligible accounts receivable invoices less a dilution reserve and any required fixed dollar reserves. The dilution and fixed dollar reserves are currently set at 7% and $100,000, respectively. Advances under the Systran Agreement bear interest at a variable rate equal to the prime rate plus 1.5% per annum (9.75% on March 31, 2007). We paid a one-time closing fee of $35,000 and are also obligated to pay a $1,500 monthly service fee.

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

In accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Debt,” we account for the Systran Agreement as a liability since it is a full-recourse agreement and we maintain effective control over the accounts receivable.

On June 23, 2006, Systran advanced $2,379,262 under the Systran Agreement of which $1,839,086 was used to pay in full and terminate our obligations under our line of credit (“Textron Loan”) with Textron Financial Corporation (“Textron”) which was to terminate on June 27, 2006 pursuant to a Sixth Amendment to the Textron Loan Agreement that was executed on May 26, 2006 as described below. As of March 31, 2007, advances under the Systran Agreement totaled $556,886.

Prior to the Systran Agreement, we had a revolving credit facility with a maximum principal amount of $3,000,000 pursuant to the terms and conditions of a Loan and Security Agreement between Textron Financial Corporation and our Company dated May 27, 2003 and subsequent amendments (the “Textron Loan Agreement”). The Textron Loan was secured by our inventory, accounts receivable and all other assets. Advances under the Textron Loan bore interest at a variable rate, adjusted on the first (1st) day of each month, equal to the prime rate plus 1.75% per annum calculated on the average cash borrowings for the preceding month.

The Textron Loan Agreement contained certain financial and operating covenants. On June 3, 2005, we executed a Fourth Amendment to the Textron Loan Agreement that provided a waiver on all the existing defaults for the fiscal quarters ended December 31, 2004 and March 31, 2005, and amended certain financial covenants for periods after March 31, 2005. Additionally, the Fourth Amendment allowed the Textron Loan to be in an over-advance position not to exceed $750,000 until July 31, 2005. In exchange for the waiver and amendments, our interest rate on the Textron Loan was set at Prime plus 4.75% and we paid a fee of $50,000.

On June 16, 2005, we used a portion of the proceeds from certain warrant exercises to satisfy the $750,000 over-advance with Textron. In connection with the satisfaction of the over-advance, we agreed to immediately terminate Textron’s obligation to permit any over-advances under the Textron Loan, which obligation was to expire on July 31, 2005. With the termination of the over-advance facility, the interest rate on the Textron Loan returned to its prior level of Prime plus 1.75%.

Due to the cost of disposal activities and impairment of property and equipment, we fell below certain financial ratio requirements from June 30, 2005 through September 30, 2005. Effective October 1, 2005, we executed a Fifth Amendment to the Textron Loan Agreement that provided a waiver for the defaults in the ratios, in addition to certain over-advances on the Textron Loan, during the periods from June 2005 through September 2005. The Fifth Amendment amended and replaced several financial covenants, allowed eligibility for borrowing on inventory until December 31, 2005 and stated that the Textron Loan would expire at the end of the initial term on May 26, 2006. Additionally, Textron consented to the sale of our manufacturing equipment to Schreiber and the terminated their liens on those assets. In exchange for the waiver and amendments, we immediately paid a fee of $50,000, and paid additional administration fees totaling $50,000 from February 2006 through May 2006.

On May 26, 2006, we executed a Sixth Amendment to the Textron Loan Agreement. The Sixth Amendment provided for an extension of the Textron Loan from May 26, 2006 until June 27, 2006 and reduced the maximum principal amount which could be borrowed under the Textron Loan from $7,500,000 to $3,000,000. In exchange for the amendment and extension, we paid a fee of $10,000.

We paid in full the Textron Loan and terminated our obligations under the Textron Loan Agreement on June 23, 2006 pursuant to the Systran Agreement described above.

Term Notes Payable

In May 2003, Wachovia Bank, N.A. (“Wachovia”) extended our Company a new term loan in the principal amount of $2,000,000. This term loan was consolidated with our March 2000 term loan with Wachovia, which had a then outstanding principal balance of $8,131,985 for a total term loan amount of $10,131,985. This term loan was secured by all of our equipment and certain related assets. Additionally, the term loan bore interest at Wachovia’s Base Rate plus 1%.

On June 30, 2005, we entered into a Loan Modification Agreement with Wachovia regarding our term loan. The agreement modified the following terms of the loan: 1) the loan was to mature and be payable in full on July 31, 2006 instead of June 1, 2009; 2) the principal payments were to remain at $110,000 per month with accrued interest at Wachovia’s Base Rate plus 1% instead of increasing to $166,250 on July 1, 2005 as provided by the terms of the promissory note evidencing the loan; and 3) all covenants related to our tangible net worth, total liabilities to tangible net worth, and maximum funded debt to EBITDA ratios were waived and compliance was not required by our Company through the maturity date of the loan on July 31, 2006. In connection with the agreement, we paid $60,000.

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

In consideration for the Notes and in accordance with an exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, we issued to Mr. DeLuca, Conversion Capital Master, Ltd., SRB Greenway Capital (Q.P.), L.P., SRB Greenway Capital, L.P., and SRB Greenway Offshore Operating Fund, L.P., warrants to purchase up to 300,000 shares, 150,000 shares, 121,300 shares, 17,400 shares, and 11,300 shares, respectively, of our common stock at an exercise price equal to $1.53 (95% of the lowest closing price of our common stock in the sixty calendar days immediately preceding October 17, 2005). The warrants fully vested on October 17, 2005 and can be exercised on or before the expiration date of October 17, 2008. Also in consideration for the Notes, we granted the Note Holders “piggy back” registration rights with respect to the shares underlying the warrants. These shares were registered on December 30, 2005. We recorded the $444,731 initial fair value of the warrants, upon their issuance, as a discount to debt. This discount was amortized from September 2005 through June 2006. Since the exercise price for the warrants was not fixed until October 17, 2005, we revalued the warrants on October 17, 2005 and calculated a fair value of $396,000. The $48,731 difference between the initial $444,731 value of the warrants and the value of the warrants on October 17, 2005 was recorded as a gain on fair value of warrants in the Statement of Operations in the fiscal year ended March 31, 2006.

We did not have the short-term liquidity to pay our related party Note Holders on the $2.4 million Notes that matured on June 15, 2006 in accordance with their original terms. We received a letter on June 20, 2006 from all of the Note Holders, other than Mr. DeLuca, notifying the Company that our failure to pay the amounts due and owing on the maturity date constituted a default on $1.2 million of the Notes held by those Note Holders. Pursuant to the terms of the Notes, since we did not cure the default within 10 days after receipt of the notice of default, we were obligated to pay interest at the default rate of 8% above the Prime Rate beginning July 1, 2006.

Pursuant to a Note Purchase Agreement dated July 19, 2006, we issued a new unsecured convertible note for $2,685,104 (the “Convertible Note”) to Mr. DeLuca. The proceeds from the Convertible Note were used to repay or refinance the above mentioned $2.4 million Notes that matured on June 15, 2006 and a $285,104 registration rights penalty owed to Mr. DeLuca. The Convertible Note accrues interest at 12.5% per annum. No interest or principal payments are required under the Convertible Note until its maturity. Principal, together with any accrued and unpaid interest, on the Convertible Note is convertible at any time prior to payment into shares of our common stock at a conversion price of $0.35 per share. The closing market price of our common stock as quoted on the OTC Bulletin Board on July 19, 2006 was $0.28. As additional consideration for making the loan, we issued Mr. DeLuca a warrant (the “Warrant”) to purchase up to 200,000 shares of our common stock at an exercise price equal to $0.35 per share. The Warrant is fully vested and can be exercised on or before the expiration date of July 19, 2009. In July 2006, we recorded the $18,000 fair value of the Warrant as a discount to debt that is being amortized from July 2006 through October 2007.

Pursuant to a Note Modification Agreement dated March 14, 2007, our Company and Mr. DeLuca agreed to extend the maturity date of the Convertible Note from October 19, 2007 to October 19, 2008. All other terms of the Convertible Note remain the same. Due to the extension of the maturity date, the Convertible Note is classified as a long-term liability as of March 31, 2007.

Pursuant to the Note Purchase Agreement dated July 19, 2006 and the Note Modification Agreement dated March 14, 2007, our Convertible Note together with any accrued and unpaid interest thereon, is convertible at any time prior to payment into shares of our common stock at a conversion price of $0.35 per share. As a result of the convertible features of the Convertible Note, Mr. DeLuca’s ownership in our Company may increase from approximately 23% to nearly 52% by October 2008. The calculation of ownership assumes, among other things, that Mr. DeLuca converts the entire amount of principal and all accrued interest on the Convertible Note through October 19, 2008 into an aggregate of 9,861,364 shares and exercises of all of his currently outstanding warrants into 500,000 shares of our common stock.

We amortized $137,019 and $317,752 of debt discount to interest expense in the fiscal years ended March 31, 2007 and 2006. Additionally, we recorded interest expense related to the above related party notes of $321,245 and $129,127 in the fiscal years ended March 31, 2007 and 2006, respectively. As of March 31, 2007, the outstanding principal balance of $2,685,104 on the Convertible Note less the remaining debt discount of $7,960 is $2,677,144.

Equity Financing

There were no issuances of common stock during fiscal 2007.

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

In accordance with the accounting provisions of SFAS 123, we recorded $1,024,500 in non-cash compensation expense related to the reduction in the exercise price of the above-mentioned warrants in June 2005.

We used a portion of the proceeds from the warrant exercises to satisfy the $750,000 over-advance provided by Textron under the Fourth Amendment and Waiver to the Textron Loan Agreement, as described under Debt Financing and the remaining proceeds from the warrant exercises were used for working capital purposes.

In accordance with a registration rights agreement dated October 6, 2004 with Mr. DeLuca, we agreed that within 180 days we would file with the Securities and Exchange Commission (“SEC”) and obtain effectiveness of a registration statement that included 2,000,000 shares issued in a private placement and 500,000 shares related to a stock purchase warrant issued on such date. Per the terms of the agreement, if a registration statement was not filed, or did not become effective within 180 days, then in addition to any other rights Mr. DeLuca may have, we would be required to pay certain liquidated damages. We filed a registration statement on Form S-3 on March 14, 2005. However, the registration was not declared effective until December 30, 2005. Mr. DeLuca granted an extension of time to have the registration statement declared effective by the SEC and waived all damages and remedies for failure to have an effective registration statement until September 1, 2005. From September 2, 2005 through December 29, 2005, we accrued liquidated damages of $285,104 (2.5% times the product of 2,500,000 registerable shares and the share price of $1.15 per share every thirty days), which was rolled into the Convertible Note issued in July 2006.

Contractual Obligations

We lease our operating facilities and certain equipment under operating and capital leases, expiring at various dates through fiscal year 2010. In addition, we have several loan obligations as described in detail above. The table below summarizes the principal balances of our obligations for indebtedness and lease obligations as of March 31, 2007, in accordance with their required payment terms:

	Payments due by fiscal period
Contractual Obligations	Total	2008	2009	2010	Thereafter
Systran credit facility (1)	$556,886	$556,886	$—	$—	$—
Related party note payable	2,685,104	—	2,685,104	—	—
Interest on debt facilities (2)	583,859	395,529	188,330	—	—
Contractual employment agreements	560,796	366,305	194,491	—	—
Operating lease obligations	326,250	186,774	138,562	914	—
Total	$4,712,895	$1,505,494	$3,206,487	$914	$—

(1)
In accordance with EITF 95-22, “Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that involve both a Subjective Acceleration Clause and a Lock-Box Arrangement,” the $556,886 balance owed to Systran is reflected as current on the balance sheet and in the above schedule even though it is not due to be repaid until June 2009.

(2)
The Systran credit facility bears interest at prime plus 1.50% and the related party note payable bears interest at 12.5%. Interest is estimated using a 360-day year and assuming that the credit facility balance will remain unchanged, all obligations are paid when due, and that the prime rate will remain at its level on March 31, 2007 of 8.25%.

In addition to the foregoing contractual obligations, we have several contingent obligations under our Supply Agreement with Schreiber that could be material and adverse to us as follows:

The initial term of the Supply Agreement with Schreiber is for a period of five years from the effective date of September 1, 2005 and is renewable at our option for up to two additional five-year periods (for a total term up to fifteen years). If we do not exercise our first option to extend the term, then we will be obligated to pay Schreiber $1,500,000. If we exercise our first option to extend the term, but do not exercise our second option to extend the term, then we will be obligated to pay Schreiber $750,000.

Additionally, the Supply Agreement originally provided for a contingent short-fall payment obligation up to $8,700,000 by our Company if a specified production level was not met during the one-year period from September 1, 2006 to August 31, 2007. If a contingent short-fall payment was accrued after such one-year period, it could be reduced by the amount by which production levels in the one-year period from September 1, 2007 to August 31, 2008 exceeded the specified target level of production, if any. The short-fall payment is based on a formula that calculates the payment as follows: ((required pounds shipped - actual pounds shipped) / required pounds shipped) * $8,700,000. In November 2006, the Supply Agreement was amended so that the short-fall payment obligation would not be measured until the one-year period from September 1, 2009 to August 31, 2010, and the target level of production was reduced by approximately 22%.

Although we have significantly improved our gross margins by discontinuing production of low margin products, our total sales (and the corresponding volume of our products being produced) have been substantially reduced.  We will need to greatly increase our present production volume before the measuring period from September 1, 2009 to August 31, 2010 in order to avoid a substantial shortfall payment.  Based on our present production volume, the estimated short-fall payment could exceed $6,200,000.

In either event, we may not have the ability to pay the required penalty and Schreiber may use its contractual rights in order to collect and may cease production and shipment of our products. Such an action would have a material adverse affect on the liquidity and financial condition of our Company and it is unlikely that we would be able to continue as a going concern.

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments - An Amendment of FASB Statements No. 133 and 140,” (“SFAS 155”). SFAS 155 provides entities with relief from having to separately determine the fair value of an embedded derivative that would otherwise be required to be bifurcated from its host contract in accordance with SFAS 133. It also allows an entity to make an irrevocable election to measure such a hybrid financial instrument at fair value in its entirety, with changes in fair value recognized in earnings. SFAS 155 is effective for all financial instruments acquired, issued, or subject to a remeasurement (new basis) event occurring for fiscal years beginning after September 15, 2006. We believe that the adoption of this standard will not have a significant impact on our financial statements, results of operations or cash flows.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109,” (“FIN 48”). FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of this standard on our financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS 157”). SFAS 157 simplifies and codifies guidance on fair value measurements under generally accepted accounting principles. This standard defines fair value, establishes a framework for measuring fair value and prescribes expanded disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption permitted. We are currently evaluating the effect, if any, the adoption of SFAS 157 will have on our financial statements, results of operations and cash flows.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when quantifying Misstatements in Current Year Financial Statements,” (“SAB 108”). SAB 108 requires companies to evaluate the materiality of identified unadjusted errors on each financial statement and related financial statement disclosure using both the rollover approach and the iron curtain approach. The rollover approach quantifies misstatements based on the amount of the error in the current year financial statements whereas the iron curtain approach quantifies misstatements based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of the misstatement’s year(s) origin. Financial statements would require adjustment when either approach results in quantifying a misstatement that is material. Correcting prior year financial statements for immediate errors would not require previously filed reports to be amended. SAB 108 is effective for the first fiscal year ending after November 15, 2006. The application of SAB 108 did not have any material affect on our financial statements, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities," (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted. We are currently evaluating the effect, if any, the adoption of SFAS 159 will have on our financial statements, results of operations and cash flows.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk results primarily from fluctuations in interest rates. The interest rate on our outstanding debt to Systran as of March 31, 2007 is floating and based on the prevailing market interest rate. For market-based debt, interest rate changes generally do not affect the market value of the debt but do impact future interest expense and hence earnings and cash flows, assuming other factors remain unchanged. A theoretical 1% increase or decrease in market rates in effect on March 31, 2007 with respect to our debt balances as of such date would increase or decrease interest expense and hence reduce or increase the net income of our Company by approximately $5,600 per year.

Our sales during the fiscal years ended March 31, 2007, 2006 and 2005, which were denominated in a currency other than U.S. Dollars, were less than 6% of gross sales and no net assets were maintained in a functional currency other than U. S. Dollars during such periods. While we believe that the effects of changes in foreign currency exchange rates have not historically been significant to our operations or net assets, we are unable to forecast the effects that foreign currency exchange rates may have on our future operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Registered Public Accounting Firm

To the Board of Directors and Stockholders
Galaxy Nutritional Foods, Inc.
Orlando, Florida

We have audited the accompanying balance sheet of Galaxy Nutritional Foods, Inc. as of March 31, 2007 and the related statements of operations, stockholders’ equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Galaxy Nutritional Foods, Inc. as of March 31, 2007 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Cross, Fernandez & Riley, LLP

Orlando, Florida
June 5, 2007

Report of Registered Public Accounting Firm

To the Board of Directors and Stockholders
Galaxy Nutritional Foods, Inc.
Orlando, Florida

We have audited the accompanying balance sheet of Galaxy Nutritional Foods, Inc. as of March 31, 2006 and the related statements of operations, stockholders’ equity (deficit) and cash flows for each of the two years in the period ended March 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Galaxy Nutritional Foods, Inc. as of March 31, 2006 and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the 2006 financial statements, the Company is in default of its notes payable, has suffered recurring losses from operations and, at March 31, 2006, has deficiencies in working capital and equity that raise substantive doubt as to its ability to continue as a going concern. Management’s plan in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BDO Seidman, LLP

Atlanta, Georgia
July 13, 2006

GALAXY NUTRITIONAL FOODS, INC.
Balance Sheets

		MARCH 31,	MARCH 31,
	Notes	2007	2006
ASSETS
CURRENT ASSETS:
Cash		$879,487	$435,880
Trade receivables, net of allowance of $1,498,000 and $1,769,000	2,5	2,652,845	4,018,806
Inventories	3	377,432	273,528
Prepaid expenses and other		261,693	70,717

Total current assets		4,171,457	4,798,931

PROPERTY AND EQUIPMENT, NET	4,9,10	90,181	226,349
ASSETS HELD FOR SALE	4	—	61,950
OTHER ASSETS		102,980	162,840

TOTAL		$4,364,618	$5,250,070

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Line of credit	5	$556,886	$1,919,002
Accounts payable		1,718,088	2,665,963
Accrued disposal costs	9	—	480,404
Accrued and other current liabilities	6	823,258	542,811
Related party notes payable	5	—	2,273,021
Current portion of accrued employment contracts	7	366,305	434,114
Current portion of obligations under capital leases	7	—	20,231

Total current liabilities		3,464,537	8,335,546

ACCRUED EMPLOYMENT CONTRACTS, less current portion	7	194,491	559,677
RELATED PARTY NOTES PAYABLE, less current portion	5	2,677,144	—
OBLIGATIONS UNDER CAPITAL LEASES, less current portion	7	—	37,507

Total liabilities		6,336,172	8,932,730

COMMITMENTS AND CONTINGENCIES	7,9,18	—	—

STOCKHOLDERS’ DEFICIT:	8
Common stock, $.01 par value; authorized 85,000,000 shares; 17,110,016 and 20,054,623 shares issued		171,100	200,546
Additional paid-in capital		70,167,149	71,345,556
Accumulated deficit		(72,309,803)	(72,456,301)

		(1,971,554)	(910,199)
Less: Notes receivable arising from the exercise of stock options	14	—	(2,652,000)
Treasury stock, zero and 30,443 shares, at cost		—	(120,461)

Total stockholders’ deficit		(1,971,554)	(3,682,660)

TOTAL		$4,364,618	$5,250,070

See accompanying notes to financial statements

GALAXY NUTRITIONAL FOODS, INC.
Statements of Operations

Fiscal Years Ended March 31,	2007	2006	2005
Net Sales	$27,162,110	$37,775,862	$44,510,487

Cost of Goods Sold	16,224,549	28,142,732	34,736,594
GROSS MARGIN	10,937,561	9,633,130	9,773,893

OPERATING EXPENSES:
Selling	3,719,986	5,571,097	5,148,426
Delivery	902,979	2,251,318	2,307,166
Employment contract expense-general and administrative (Note 14)	—	—	444,883
General and administrative, including $108,160, $926,263 and $409,746 non-cash compensation related to stock-based transactions (Note 8)	3,429,261	4,750,624	4,380,436
Research and development	224,843	321,016	309,054
Reserve on stockholder note receivable (Note 14)	1,428,000	10,120,200	—
Cost of disposal activities (Note 9)	295,651	1,646,490	—
Impairment of property and equipment (Note 10)	—	7,896,554	—
(Gain) loss on disposal of assets (Note 10)	44,280	(3,628)	(4,500)
Total operating expenses	10,045,000	32,553,671	12,585,465

INCOME (LOSS) FROM OPERATIONS	892,561	(22,920,541)	(2,811,572)

OTHER INCOME (EXPENSE):
Interest expense	(746,063)	(1,616,743)	(1,129,977)
Derivative income	—	—	62,829
Gain on fair value of warrants (Note 8)	—	388,731	18,937
Total other income (expense)	(746,063)	(1,228,012)	(1,048,211)

NET INCOME (LOSS)	$146,498	$(24,148,553)	$(3,859,783)

Less:
Preferred Stock Dividends (Note 8)	—	—	82,572
Preferred Stock Accretion to Redemption Value (Note 8)	—	—	319,500

NET INCOME (LOSS) TO COMMON STOCKHOLDERS	$146,498	$(24,148,553)	$(4,261,855)

BASIC AND DILUTED NET INCOME (LOSS) PER COMMON SHARE (Note 12)	$0.01	$(1.23)	$(0.25)

See accompanying notes to financial statements

GALAXY NUTRITIONAL FOODS, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

					Notes
			Additional		Receivable
	Common Stock		Paid-In	Accumulated	for Common	Treasury
	Shares	Par Value	Capital	Deficit	Stock	Stock	Total
Balance at March 31, 2004	15,657,321	$156,573	$63,938,643	$(44,447,965)	$(12,772,200)	$(120,461)	$6,754,590

Exercise of options	13,893	139	18,717	—	—	—	18,856
Issuance of common stock under employee stock purchase plan	18,894	189	23,813	—	—	—	24,002
Costs associated with issuance of common stock	—	—	(22,500)	—	—	—	(22,500)
Conversion of preferred stock	721,366	7,214	840,215	—	—	—	847,429
Fair value of stock-based transactions	—	—	83,224	—	—	—	83,224
Non-cash compensation related to variable securities	—	—	215,649	—	—	—	215,649
Dividends on preferred stock	—	—	(82,572)	—	—	—	(82,572)
Accretion of discount on preferred stock	—	—	823,038	—	—	—	823,038
Net loss	—	—	—	(3,859,783)	—	—	(3,859,783)

Balance at March 31, 2005	16,411,474	$164,115	$65,838,227	$(48,307,748)	$(12,772,200)	$(120,461)	$4,801,933

Exercise of options	2,250	22	2,858	—	—	—	2,880
Exercise of warrants	1,130,000	11,300	1,257,700	—	—	—	1,269,000
Issuance of common stock under employee stock purchase plan	10,899	109	15,344	—	—	—	15,453
Transfer of common stock from temporary equity	2,500,000	25,000	2,577,900	—	—	—	2,602,900
Fair value of stock-based transactions	—	—	1,846,083	—	—	—	1,846,083
Non-cash compensation related to variable securities	—	—	(192,556)	—	—	—	(192,556)
Reserve on stockholder note receivable	—	—	—	—	10,120,200	—	10,120,200
Net loss	—	—	—	(24,148,553)	—	—	(24,148,553)

Balance at March 31, 2006	20,054,623	$200,546	$71,345,556	$(72,456,301)	$(2,652,000)	$(120,461)	$(3,682,660)

Fair value of stock-based transactions	—	—	126,160	—	—	—	126,160
Reserve on stockholder note receivable	—	—	—	—	1,428,000	—	1,428,000
Refund of costs associated with issuance of common stock	—	—	10,448	—	—	—	10,448
Rounding shares	122	1	(1)	—	—	—	—
Value of returned shares transferred to treasury stock	—	—	—	—	1,224,000	(1,224,000)	—
Cancellation of treasury stock	(2,944,729)	(29,447)	(1,315,014)	—	—	1,344,461	—
Net income	—	—	—	146,498	—	—	146,498

Balance at March 31, 2007	17,110,016	$171,100	$70,167,149	$(72,309,803)	$—	$—	$(1,971,554)

See accompanying notes to financial statements

GALAXY NUTRITIONAL FOODS, INC.
Statements of Cash Flows

Fiscal Years Ended March 31,	2007	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES: (Note 13)
Net Income (Loss)	$146,498	$(24,148,553)	$(3,859,783)
Adjustments to reconcile net income (loss) to net cash from (used in) operating activities:
Depreciation and amortization	141,339	1,517,287	2,172,566
Amortization of debt discount and financing costs	271,046	675,886	116,522
Provision for future credits and doubtful accounts on trade receivables (Note 2)	(179,971)	1,485,266	1,666,000
Provision for loss on stockholder note receivable (Note 14)	1,428,000	10,120,200	—
Derivative income	—	—	(62,829)
Gain on fair value of warrants	—	(388,731)	(18,937)
Non-cash compensation related to stock-based transactions (Note 8)	108,160	926,263	409,746
(Gain) loss on disposal of assets (Note 10)	44,280	7,892,926	(4,500)
(Increase) decrease in:
Trade receivables	1,545,932	(859,708)	(2,346,166)
Inventories	(103,904)	3,537,942	821,373
Prepaid expenses and other	(190,976)	148,875	46,709
Increase (decrease) in:
Accounts payable	(937,427)	(391,303)	1,790,920
Accrued and other liabilities	(347,848)	(953,028)	48,125

NET CASH FROM (USED IN) OPERATING ACTIVITIES	1,925,129	(436,678)	779,746

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(27,868)	(294,236)	(104,339)
Proceeds from sale of equipment	45,455	8,842,169	4,500
Increase in other assets	69,844	—	34,837

NET CASH FROM (USED IN) INVESTING ACTIVITIES	87,431	8,547,933	(65,002)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (payments) on line of credit	(1,362,116)	(3,539,477)	853,202
Borrowings on notes payable	1,200,000	2,400,000	—
Repayments on notes payable	(1,200,000)	(8,241,985)	(1,140,000)
Financing costs for long term debt	(144,011)	(303,697)	(37,500)
Principal payments on capital lease obligations	(62,826)	(221,641)	(239,603)
Proceeds from exercise of common stock options	—	2,880	18,856
Proceeds from exercise of common stock warrants, net of costs	—	1,651,310	—
Proceeds from issuance of common stock under employee stock purchase plan	—	15,453	24,002
Proceeds from issuance of common stock, net of costs	—	—	2,198,090
Redemption of preferred stock	—	—	(2,279,688)

NET CASH FROM (USED IN) FINANCING ACTIVITIES	(1,568,953)	(8,237,157)	(602,641)

NET INCREASE (DECREASE) IN CASH	443,607	(125,902)	112,103

CASH, BEGINNING OF YEAR	435,880	561,782	449,679

CASH, END OF YEAR	$879,487	$435,880	$561,782

See accompanying notes to financial statements.

GALAXY NUTRITIONAL FOODS, INC.
NOTES TO FINANCIAL STATEMENTS

(1)	Summary of Significant Accounting Policies

Nature of Business

Galaxy Nutritional Foods, Inc. (the “Company”) is principally engaged in developing and globally marketing plant-based cheese and dairy alternatives, as well as processed organic cheese and cheese food to grocery and natural foods retailers, mass merchandisers and foodservice accounts. The Company is dedicated to developing nutritious and delicious food products made with high quality natural ingredients that exceed the expectations of today’s health conscious consumers. These products are sold throughout the United States and internationally to customers in the retail and food service markets. The Company’s headquarters are located in Orlando, Florida.

During fiscal 2006, the Company transitioned its manufacturing and distribution operations to an outside supplier. In November 2005, Schreiber Foods, Inc., a Wisconsin corporation (“Schreiber”), began manufacturing and distributing substantially all of the Company’s products in accordance with a Supply Agreement that was signed on June 30, 2005. Schreiber uses the Company’s formulas and processes to manufacture products for the Company’s customers. The prices for such products are based on cost plus a processing fee as determined by the parties from time to time. Additionally, in December 2005, the Company sold substantially all of its manufacturing and production equipment to Schreiber for $8,700,000 in cash pursuant to an Asset Purchase Agreement dated June 30, 2005.

Cash

Periodically, the Company maintains cash in financial institutions in excess of amounts insured by the federal government. The Company has not experienced any losses on such accounts.

Accounts Receivable

Accounts receivable are customer obligations due under normal trade terms. The Company evaluates the collectibility of its accounts receivable using a combination of factors. In circumstances where it is aware of a specific customer’s inability to meet its financial obligations, it records a specific allowance to reduce the amounts recorded to what it believes will be collected. In addition to reserving for potential uncollectible accounts based on a specific identification methodology, the Company uses its allowance for trade receivables account to estimate future credits that will be issued to customers for items such as rebates, sales promotions, coupons, slotting fees and spoils that relate to current period sales. The Company estimates these future credits based on a specific identification methodology and a percentage method, which is determined based on historical experience, applied to all remaining balances. After all attempts to collect a receivable have been exhausted and failed, the receivable is written off against the allowance.

Inventories

Inventories are valued at the lower of cost (weighted average, which approximates FIFO) or market. The cost elements included in inventories only consist of direct material costs. Material costs consist of the cost of ingredients and packaging that go into the production of the item and any processing fee charged by the manufacturers, as applicable.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed over the estimated useful lives of the assets by the straight-line method for financial reporting and by accelerated methods for income tax purposes. Capital leases are recorded at the lower of fair market value or the present value of future minimum lease payments.

Revenue Recognition

Sales are recognized upon shipment of products to customers. The Company offers a right of return policy on certain products sold to certain retail customers in the conventional grocery stores and mass merchandising industry. If the product is not sold during its shelf life, the Company will allow a credit for the unsold merchandise. Since the shelf life of the Company’s products ranges from 6 months to one year, the Company historically averages less than 2% of gross sales in credits for unsold product. The Company’s reserve on accounts receivable takes these potential future credits into consideration. Certain expenses such as returns, slotting fees, rebates, coupons and other discounts are accounted for as a reduction to Revenues.

Marketing and Advertising

The Company expenses the production costs of advertising the first time the advertising takes place and expenses slotting fees and direct response advertising costs in the period incurred. Advertising expense was approximately $467,000, $1,331,000 and $1,543,000 during the fiscal years ended March 31, 2007, 2006 and 2005, respectively.

Shipping and Handling Costs

The Company accounts for certain shipping and handling costs related to the acquisition of goods from its vendors as Cost of Goods Sold. However, shipping and handling costs related to the shipment of goods to customers is classified as Delivery expense.

Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company evaluates the carrying value of long-lived assets when circumstances indicate the carrying value of those assets may not be fully recoverable. The Company evaluates recoverability of long-lived assets held for use by comparing the net carrying value of an asset group to the estimated undiscounted cash flows (excluding interest) during the remaining life of the asset group. If such an evaluation indicates that the future undiscounted cash flows of certain long-lived asset groups are not sufficient to recover the carrying value of such asset groups, the assets are then adjusted to their fair values. The Company recorded an impairment of property and equipment in the first quarter of fiscal 2006 as discussed more fully in Note 10.

Disposal Costs

The Company recorded accruals in connection with the asset sale and outsourcing arrangements with Schreiber. Prior to March 31, 2007, these accruals included estimates pertaining to employee termination costs and abandonment of excess equipment and facilities and other potential costs. Given the significance and complexity of these activities, and the timing of the execution of such activities, the accrual process involved periodic reassessments of estimates made at the time the original decisions were made, including evaluating estimated employment terms, contract cancellation charges and real estate market conditions for sub-lease rents. As of March 31, 2007, there are no further costs that require estimates and any future disposal costs will be recorded as incurred in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”

Non-Cash Compensation Related to Stock-Based Transactions

Effective April 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123R”). SFAS 123R requires companies to measure the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant-date fair value of the award and to recognize it as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period.

SFAS 123R applies to new awards and to awards modified, repurchased, or cancelled after the effective date, as well as to the unvested portion of awards outstanding as of the effective date. The Company uses the Black-Scholes option-pricing model to value its new stock option grants under SFAS 123R, applying the “modified prospective method” for existing grants which requires the Company to value stock options prior to its adoption of SFAS 123R under the fair value method and expense the value over the requisite service period. SFAS 123R also requires the Company to estimate forfeitures in calculating the expense related to stock-based compensation. In addition, SFAS 123R requires the Company to reflect cash flows resulting from excess tax benefits related to those options as a cash inflow from financing activities rather than as a reduction of taxes paid.

From April 1, 2003 through March 31, 2006, the Company accounted for stock awards granted to employees and directors under the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) and applied SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure,” (“SFAS 148”), prospectively to all employee and director awards granted on or after April 1, 2003. Prior to April 1, 2003, the Company accounted for stock awards granted to employees and directors under the recognition and measurement principles of Accounting Principles Board Opinion No. 25,“Accounting for Stock Issued to Employees, and related Interpretations,” (“APB 25”) as interpreted by FASB Interpretation No. 44 (“FIN 44”). As a result, no compensation expense was recognized for stock options granted to employees or directors prior to April 1, 2003 other than as related to option grants to employees or directors below the fair market value of the underlying stock at the date of grant or as related to subsequent modifications of options granted to employees or directors.

The Black-Scholes option-pricing model requires subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The risk-free rate is based on the U.S. Treasury zero-coupon rates with a remaining term equal to the expected term of the option. Expected volatilities are based on the historical volatility of the Company’s stock. Prior to April 1, 2006, the Company input the expected term of options granted based on the contractual life of the options granted. For any new awards, the Company inputs the expected term of options granted based on information derived from historical data on employee exercises and post-vesting employment termination behavior. There is no expected dividend yield.  These factors could change in the future, which may affect the stock-based compensation expense in future periods. SFAS 123R also requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The Company's financial statements for the fiscal year ended March 31, 2007 reflect the impact of SFAS 123R. In accordance with the modified prospective transition method, the Company's financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R.

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period, which approximates the requisite service period. Stock-based compensation expense recognized in the Company's Statements of Operations for the fiscal year ended March 31, 2007 includes compensation expense for share-based payment awards granted prior to, but not yet vested as of March 31, 2006 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to March 31, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. As stock-based compensation expense recognized in the Statement of Operations is based on awards ultimately expected to vest and to be exercised, it will be reduced for estimated forfeitures. There was no forfeiture rate applied to the stock-based compensation expense for the fiscal year ended March 31, 2007 as all options were fully vested and were able to be exercised. In the Company's pro forma information required under SFAS 123 for the periods prior to April 1, 2006, the Company accounted for forfeitures as they occurred. The Company estimated the fair value of each stock-based award using the Black-Scholes option-pricing model with the following assumptions:

Fiscal Years Ended March 31,	2007	2006	2005
Risk-free Interest Rate	4.07% to 4.94%	3.35% to 4.30%	3.38% to 4.12%
Volatility	49% to 52%	11% to 46%	45% to 46%
Weighted-Average Volatility	51%	45%	46%
Expected Term in Months	36 to 120	1 to 120	60 to 120
Dividends	None	None	None

Net Income (Loss) per Common Share

Net income (loss) per common share is computed by dividing net income or loss by the weighted average shares outstanding.  Diluted net income (loss) per common share is computed on the basis of weighted average shares outstanding plus potential common shares which would arise from the exercise of stock options and warrants and conversion of convertible debt.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expense during the reporting period. The Company’s significant estimates include the allowance for trade receivables, valuation of deferred taxes and valuation of non-cash compensation related to stock-based transactions. Actual results could differ from these estimates.

Segment Information

The Company does not identify separate operating segments for management reporting purposes. The results of operations are the basis on which management evaluates operations and makes business decisions. The Company sells to customers throughout the United States and 14 other countries.

Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments - An Amendment of FASB Statements No. 133 and 140,” (“SFAS 155”). SFAS 155 provides entities with relief from having to separately determine the fair value of an embedded derivative that would otherwise be required to be bifurcated from its host contract in accordance with SFAS 133. It also allows an entity to make an irrevocable election to measure such a hybrid financial instrument at fair value in its entirety, with changes in fair value recognized in earnings. SFAS 155 is effective for all financial instruments acquired, issued, or subject to a remeasurement (new basis) event occurring for fiscal years beginning after September 15, 2006. The Company believes that the adoption of this standard will not have a significant impact on its financial statements, results of operations or cash flows.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109,” (“FIN 48”). FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of this standard on its financial statements.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurement," (“SFAS 157”). SFAS 157 simplifies and codifies guidance on fair value measurements under generally accepted accounting principles. This standard defines fair value, establishes a framework for measuring fair value and prescribes expanded disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the effect, if any, the adoption of SFAS 157 will have on its financial statements, results of operations and cash flows.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when quantifying Misstatements in Current Year Financial Statements,” (“SAB 108”). SAB 108 requires companies to evaluate the materiality of identified unadjusted errors on each financial statement and related financial statement disclosure using both the rollover approach and the iron curtain approach. The rollover approach quantifies misstatements based on the amount of the error in the current year financial statements whereas the iron curtain approach quantifies misstatements based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of the misstatement’s year(s) origin. Financial statements would require adjustment when either approach results in quantifying a misstatement that is material. Correcting prior year financial statements for immediate errors would not require previously filed reports to be amended. SAB 108 is effective for the first fiscal year ending after November 15, 2006. The application of SAB 108 did not have any material affect on the Company’s financial statements, results of operations or cash flows.

In February 2007, the FASB issued SFAS 159, "The Fair Value Option for Financial Assets and Financial Liabilities." SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted. The Company is currently evaluating the effect, if any, the adoption of SFAS 159 will have on its financial statements, results of operations and cash flows.

Income Taxes

Deferred income taxes are recognized for the tax consequences of temporary differences between the financial reporting bases and the tax bases of the Company’s assets and liabilities in accordance with SFAS No. 109, “Accounting for Income Taxes.” Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

Financial Instruments

SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2007.

The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, trade receivables, accounts payable and accrued liabilities. Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand. The fair value of the Company’s line of credit, long-term debt, and capital leases is estimated based upon the quoted market prices for the same or similar instruments or on the current rates offered to the Company for debt with the same remaining maturities.

(2)	Allowance for Trade Receivables

	Balance at Beginning of Year	Charged to Costs and Expenses	Write-Offs, Retirements and Collections	Balance at End of Year
Fiscal Year Ended March 31, 2005:
Allowance for trade receivables	$633,000	$2,477,931	$(811,931)	$2,299,000

Fiscal Year Ended March 31, 2006:
Allowance for trade receivables	$2,299,000	$4,087,750	$(4,617,750)	$1,769,000

Fiscal Year Ended March 31, 2007:
Allowance for trade receivables	$1,769,000	$2,220,251	$(2,491,251)	$1,498,000

In addition to reserving for potential uncollectible accounts, the Company uses its allowance for trade receivables account to estimate future credits that will be issued to customers for items such as rebates, sales promotions, coupons, slotting fees and spoils that relate to current period sales. For the fiscal years ended March 31, 2007, 2006 and 2005, the Company recorded an expense of $91,029, $427,271 and $1,609,134, respectively related to bad debt. For those years, the bad debt expense was approximately 0.3%, 1.1% and 3.6% of net sales, respectively.

(3)	Inventories

Inventories are summarized as follows:

	March 31, 2007	March 31, 2006
Raw materials	$161,720	$38,986
Finished goods	215,712	234,542
Total	$377,432	$273,528

(4)	Property and Equipment

Property and equipment are summarized as follows:

	Useful Lives	March 31, 2007	March 31, 2006
Leasehold improvements	2-25 years	$16,860	$89,079
Machinery and equipment	3-20 years	411,290	1,034,447

		428,150	1,123,526
Less accumulated depreciation and amortization		337,969	897,177

Property and equipment, net		$90,181	$226,349

The Company classified the estimated fair value of $61,950 for its remaining fixed assets available for sale as Assets Held for Sale in the Balance Sheet as of March 31, 2006. Any difference between the actual proceeds received and this estimated fair value was recognized as a gain or loss on the sale of assets during the fiscal year ended March 31, 2007.

(5)	Line of Credit and Notes Payable

Line of Credit

On June 23, 2006, the Company entered into a Receivables Purchase Agreement with Systran Financial Services Corporation, a subsidiary of Textron Financial Corporation (“Systran”), whereby Systran provides financing to the Company through advances against certain trade receivable invoices due to the Company (the “Systran Agreement”). The Systran Agreement is secured by the Company’s accounts receivable and all other assets. Generally, subject to a maximum principal amount of $3,500,000 which can be borrowed under the Systran Agreement, the amount available for borrowing is equal to 85% of the Company’s eligible accounts receivable invoices less a dilution reserve and any required fixed dollar reserves. The dilution and fixed dollar reserves are currently set at 7% and $100,000, respectively. Advances under the Systran Agreement bear interest at a variable rate equal to the prime rate plus 1.5% per annum (9.75% on March 31, 2007). The Company paid a one-time closing fee of $35,000 and is also obligated to pay a $1,500 monthly service fee.

The initial term of the Systran Agreement ends on June 23, 2009 and may renew automatically for consecutive twelve-month terms unless terminated sooner. The Systran Agreement may be accelerated in the event of certain defaults by the Company including among other things, a default in the Company’s payment and/or performance of any obligation to Systran or any other financial institution, creditor, or bank; and any change in the conditions, financial or otherwise, of the Company which reasonably causes Systran to deem itself insecure. In such an event, interest on the Company’s borrowings would accrue at the greater of twelve percent per annum or the variable rate of prime plus 1.5% and the Company would be liable for an early termination premium ranging from 1% to 3% of the maximum principal amount available under the Systran Agreement.

In accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Debt,” the Company accounts for the Systran Agreement as a liability since it is a full-recourse agreement and the Company maintains effective control over the accounts receivable.

On June 23, 2006, Systran advanced $2,379,262 under the Systran Agreement of which $1,839,086 was used to pay in full and terminate the Company’s obligations under its line of credit (“Textron Loan”) with Textron Financial Corporation (“Textron”) which was to terminate on June 27, 2006 pursuant to a Sixth Amendment to the Textron Loan Agreement that was executed on May 26, 2006 as described below. As of March 31, 2007, advances under the Systran Agreement totaled $556,886.

Prior to the Systran Agreement, the Company had a revolving credit facility with a maximum principal amount of $3,000,000 pursuant to the terms and conditions of a Loan and Security Agreement between Textron Financial Corporation and the Company dated May 27, 2003 and subsequent amendments (the “Textron Loan Agreement”). The Textron Loan was secured by the Company’s inventory, accounts receivable and all other assets. Advances under the Textron Loan bore interest at a variable rate, adjusted on the first (1st) day of each month, equal to the prime rate plus 1.75% per annum calculated on the average cash borrowings for the preceding month.

The Textron Loan Agreement contained certain financial and operating covenants. On June 3, 2005, the Company executed a Fourth Amendment to the Textron Loan Agreement that provided a waiver on all the existing defaults for the fiscal quarters ended December 31, 2004 and March 31, 2005, and amended certain financial covenants for periods after March 31, 2005. Additionally, the Fourth Amendment allowed the Textron Loan to be in an over-advance position not to exceed $750,000 until July 31, 2005. In exchange for the waiver and amendments, the Company’s interest rate on the Textron Loan was set at Prime plus 4.75% and the Company paid a fee of $50,000.

On June 16, 2005, the Company used a portion of the proceeds from the warrant exercises described in Note 8 to satisfy the $750,000 over-advance with Textron. In connection with the satisfaction of the over-advance, the Company agreed to immediately terminate Textron’s obligation to permit any over-advances under the Textron Loan, which obligation was to expire on July 31, 2005. With the termination of the over-advance facility, the interest rate on the Textron Loan returned to its prior level of Prime plus 1.75%.

Due to the cost of disposal activities and impairment of property and equipment (as discussed in Notes 9 and 10), the Company fell below certain financial ratio requirements from June 30, 2005 through September 30, 2005. Effective October 1, 2005, the Company executed a Fifth Amendment to the Textron Loan Agreement that provided a waiver for the defaults in the ratios, in addition to certain over-advances on the Textron Loan, during the periods from June 2005 through September 2005. The Fifth Amendment amended and replaced several financial covenants, allowed eligibility for borrowing on inventory until December 31, 2005 and stated that the Textron Loan would expire at the end of the initial term on May 26, 2006. Additionally, Textron consented to the sale of the Company’s manufacturing equipment to Schreiber and the terminated their liens on those assets. In exchange for the waiver and amendments, the Company immediately paid a fee of $50,000, and paid additional administration fees totaling $50,000 from February 2006 through May 2006.

On May 26, 2006, the Company executed a Sixth Amendment to the Textron Loan Agreement. The Sixth Amendment provided for an extension of the Textron Loan from May 26, 2006 until June 27, 2006 and reduced the maximum principal amount which could be borrowed under the Textron Loan to from $7,500,000 to $3,000,000. In exchange for the amendment and extension, the Company paid a fee of $10,000.

The Company paid in full the Textron Loan and terminated its obligations under the Textron Loan Agreement on June 23, 2006 pursuant to the Systran Agreement described above.

Term Notes Payable

In May 2003, Wachovia Bank, N.A. extended the Company a new term loan in the principal amount of $2,000,000. This term loan was consolidated with the Company’s March 2000 term loan with Wachovia, which had a then outstanding principal balance of $8,131,985 for a total term loan amount of $10,131,985. This term loan was secured by all of the Company’s equipment and certain related assets. Additionally, the term loan bore interest at Wachovia’s Base Rate plus 1%.

On June 30, 2005, the Company entered into a Loan Modification Agreement with Wachovia regarding its term loan. The agreement modified the following terms of the loan: 1) the loan was to mature and be payable in full on July 31, 2006 instead of June 1, 2009; 2) the principal payments were to remain at $110,000 per month with accrued interest at Wachovia’s Base Rate plus 1% instead of increasing to $166,250 on July 1, 2005 as provided by the terms of the promissory note evidencing the loan; and 3) all covenants related to the Company’s tangible net worth, total liabilities to tangible net worth, and maximum funded debt to EBITDA ratios were waived and compliance was not required by the Company through the maturity date of the loan on July 31, 2006. In connection with the agreement, the Company paid $60,000.

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

In consideration for the Notes and in accordance with an exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, the Company issued to Mr. DeLuca, Conversion Capital Master, Ltd., SRB Greenway Capital (Q.P.), L.P., SRB Greenway Capital, L.P., and SRB Greenway Offshore Operating Fund, L.P., warrants to purchase up to 300,000 shares, 150,000 shares, 121,300 shares, 17,400 shares, and 11,300 shares, respectively, of the Company’s common stock at an exercise price equal to $1.53 (95% of the lowest closing price of the Company’s common stock in the sixty calendar days immediately preceding October 17, 2005). The warrants fully vested on October 17, 2005 and can be exercised on or before the expiration date of October 17, 2008. Also in consideration for the Notes, the Company granted the Note Holders “piggy back” registration rights with respect to the shares underlying the warrants. These shares were registered on December 30, 2005. The Company recorded the $444,731 initial fair value of the warrants, upon their issuance, as a discount to debt. This discount was amortized from September 2005 through June 2006. Since the exercise price for the warrants was not fixed until October 17, 2005, the Company revalued the warrants on October 17, 2005 and calculated a fair value of $396,000. The $48,731 difference between the initial $444,731 value of the warrants and the value of the warrants on October 17, 2005 was recorded as a gain on fair value of warrants in the Statement of Operations in the fiscal year ended March 31, 2006.

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

Pursuant to a Note Purchase Agreement dated July 19, 2006, the Company issued a new unsecured convertible note for $2,685,104 (the “Convertible Note”) to Mr. DeLuca. The proceeds from the Convertible Note were used to repay or refinance the above mentioned $2.4 million Notes that matured on June 15, 2006 and a $285,104 registration rights penalty owed to Mr. DeLuca. The Convertible Note accrues interest at 12.5% per annum. No interest or principal payments are required under the Convertible Note until its maturity. Principal, together with any accrued and unpaid interest, on the Convertible Note is convertible at any time prior to payment into shares of the Company’s common stock at a conversion price of $0.35 per share. The closing market price of the Company’s common stock as quoted on the OTC Bulletin Board on July 19, 2006 was $0.28. As additional consideration for making the loan, the Company issued Mr. DeLuca a warrant (the “Warrant”) to purchase up to 200,000 shares of the Company’s common stock at an exercise price equal to $0.35 per share. The Warrant is fully vested and can be exercised on or before the expiration date of July 19, 2009. In July 2006, the Company recorded the $18,000 fair value of the Warrant as a discount to debt that is being amortized from July 2006 through October 2007.

Pursuant to a Note Modification Agreement dated March 14, 2007, the Company and Mr. DeLuca agreed to extend the maturity date of the Convertible Note from October 19, 2007 to October 19, 2008. All other terms of the Convertible Note remain the same. Due to the extension of the maturity date, the Convertible Note is classified as a long-term liability as of March 31, 2007.

Pursuant to the Note Purchase Agreement dated July 19, 2006 and the Note Modification Agreement dated March 14, 2007, the Company’s Convertible Note together with any accrued and unpaid interest thereon, is convertible at any time prior to payment into shares of the Company’s common stock at a conversion price of $0.35 per share. As a result of the convertible features of the Convertible Note, Mr. DeLuca’s ownership in the Company may increase from approximately 23% to nearly 52% by October 2008. The calculation of ownership assumes, among other things, that Mr. DeLuca converts the entire amount of principal and all accrued interest on the Convertible Note through October 19, 2008 into an aggregate of 9,861,364 shares and exercises of all of his currently outstanding warrants into 500,000 shares of the Company’s common stock.

The Company amortized $137,019 and $317,752 of debt discount to interest expense in the fiscal years ended March 31, 2007 and 2006. Additionally, the Company recorded interest expense related to the above related party notes of $321,245 and $129,127 in the fiscal years ended March 31, 2007 and 2006, respectively. As of March 31, 2007, the outstanding principal balance of $2,685,104 on the Convertible Note less the remaining debt discount of $7,960 is $2,677,144.

(6)	Accrued and Other Current Liabilities

Accrued and other current liabilities are summarized as follows:

	March 31, 2007	March 31, 2006
Accrued wages and bonuses	$456,468	$69,562
Accrued interest	236,811	11,267
Registration rights penalty	—	285,104
Other	129,979	176,878
Total	$823,258	$542,811

In accordance with a registration rights agreement dated October 6, 2004, the Company agreed that within 180 days it would file with the Securities and Exchange Commission (“SEC”) and obtain effectiveness of a registration statement that included 2,000,000 shares issued in a private placement and 500,000 shares related to a stock purchase warrant issued on such date. Per the terms of the agreement, if a registration statement was not filed, or did not become effective within 180 days, then in addition to any other rights the investor may have, the Company would be required to pay certain liquidated damages. The Company filed a registration statement on Form S-3 on March 14, 2005. However, the registration was not declared effective until December 30, 2005. The investor granted an extension of time to have the registration statement declared effective by the SEC and waived all damages and remedies for failure to have an effective registration statement until September 1, 2005. From September 2, 2005 through December 29, 2005, the Company accrued liquidated damages of $285,104 (2.5% times the product of 2,500,000 registerable shares and the share price of $1.15 per share every thirty days) , which was rolled into the Convertible Note issued in July 2006.

(7)	Commitments and Contingencies

Supply Agreement

In November 2005, Schreiber began manufacturing and distributing substantially all of the Company’s products in accordance with a Supply Agreement that was signed on June 30, 2005. Schreiber uses the Company’s formulas and processes to manufacture products for the Company’s customers. The prices for such products are based on cost plus a processing fee as determined by the parties from time to time. Other material terms of the Supply Agreement are as follows:

•  The initial term of the Supply Agreement is for a period of five years from the effective date of September 1, 2005 and is renewable at the Company’s option for up to two additional five-year periods (for a total term up to fifteen years). If the Company does not exercise its first option to extend the term, then the Company will be obligated to pay Schreiber $1,500,000. If the Company exercises its first option to extend the term, but does not exercise its second option to extend the term, then the Company will be obligated to pay Schreiber $750,000.

•  The Supply Agreement originally provided for a contingent short-fall payment obligation up to $8,700,000 by the Company if a specified production level was not met during the one-year period from September 1, 2006 to August 31, 2007. If a contingent short-fall payment was accrued after such one-year period, it could be reduced by the amount by which production levels in the one-year period from September 1, 2007 to August 31, 2008 exceeded the specified target level of production, if any. The short-fall payment is based on a formula that calculates the payment as follows: ((required pounds shipped - actual pounds shipped) / required pounds shipped) * $8,700,000. In November 2006, the Supply Agreement was amended so that the short-fall payment obligation would not be measured until the one-year period from September 1, 2009 to August 31, 2010, and the target level of production was reduced by approximately 22%.

Leases

The Company leases its operating facilities and certain equipment under operating leases, expiring at various dates through its fiscal year 2010. The following schedule presents the Company’s obligations as of March 31, 2007, regarding future minimum rental payments required under operating leases that have initial or remaining terms in excess of one year:

Operating Leases
2008	$186,774
2009	138,562
2010	914
Total net minimum lease payments	$326,250

The Company has no capital leases as of March 31, 2007.

Rental expense was approximately, $257,000, $1,305,000 and $1,055,000 for the fiscal years ended March 31, 2007, 2006 and 2005, respectively.

On October 3, 2006, the Company entered into a sublease agreement with Oracle Corporation whereby the Company moved its corporate headquarters from its Viscount Row location to 5955 T.G. Lee Boulevard, Suite 201 in Orlando, Florida. The sublease agreement requires monthly pre-tax base rental payments of $12,333.33 through November 14, 2007, $12,706.67 from November 15, 2007 through November 14, 2008, and $13,086.67 from November 15, 2008 through January 31, 2009.

Employment Agreements

•	Angelo S. Morini

In a Second Amended and Restated Employment Agreement effective October 13, 2003, Angelo S. Morini, the Company’s Founder, resigned from his positions with the Company as Vice Chairman and President and he is no longer involved in the daily operations of the Company. Mr. Morini remained a director of the Company until his resignation on March 8, 2007. Mr. Morini continues to be a stockholder in the Company. Additionally, he may carry out special assignments designated to him by the Chairman of the Board. The agreement is for a five-year period beginning October 13, 2003 and provides for an annual base salary of $300,000, plus standard health insurance benefits, club dues and an auto allowance.

Because Mr. Morini is no longer performing ongoing services for the Company, the Company accrued and expensed the five-year cost of this agreement in October 2003. The total estimated costs expensed under this agreement were $1,830,329 of which $560,796 remained unpaid and accrued ($366,305 as short-term liabilities and $194,491 as long-term liabilities) as of March 31, 2007. The obligation is being paid out in nearly equal monthly installments ending in October 2008.

•	Michael E. Broll

On July 8, 2004, Michael E. Broll, a member of the Company’s Board of Directors, was appointed as the Company’s Chief Executive Officer. The Company entered into a one-year employment agreement with Mr. Broll pursuant to which Mr. Broll is entitled to receive an annual base salary of $200,000 plus a performance bonus at the discretion of the Board, standard health benefits, a housing allowance up to $3,500 per month and an auto allowance of $1,500 per month. The employment agreement renews automatically for one-year periods unless cancelled by either party ninety days prior to the end of the term. In the event Mr. Broll’s employment is terminated without cause, he will be entitled to receive one year of his base salary subject to normal payroll deductions payable at the option of the Company in a lump sum or over a period of one year. Mr. Broll was awarded a discretionary cash bonus of $75,000 and $25,000 in the fiscal years ended March 31, 2007 and 2005. Effective April 1, 2007, the Board increased Mr. Broll’s annual base salary from $200,000 to $240,000.

•	Other

The Company currently has employment agreements with several of its key employees that provide for up to three years severance in the event they are terminated without cause.

Litigation

The Company is currently a party to certain legal proceedings, claims, disputes and litigation arising in the ordinary course of business, including the dispute mentioned in Note 9. The Company currently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse affect on the Company's financial position, results of operations or cash flows. However, because of the nature and inherent uncertainties of litigation, should the outcome of these actions be unfavorable, the Company's business, financial condition, results of operations and cash flows could be materially and adversely affected.

(8)	Capital Stock

Non-Cash Compensation Related to Stock-Based Transactions

Effective April 1, 2006, SFAS 123R applies to new awards and to awards modified, repurchased, or cancelled after the effective date, as well as to the unvested portion of awards outstanding as of the effective date. The Company uses the Black-Scholes option-pricing model to value its new stock option grants under SFAS 123R, applying the “modified prospective method” for existing grants which requires the Company to value stock options prior to its adoption of SFAS 123R under the fair value method and expense the value over the requisite service period. For the fiscal year ended March 31, 2007, the Company’s total stock-based compensation expense was $108,160.

From April 1, 2003 through March 31, 2006, the Company accounted for stock awards granted to employees and directors under the fair value recognition provisions of SFAS 123and applied SFAS 148, prospectively to all employee and director awards granted on or after April 1, 2003. Prior to April 1, 2003, the Company accounted for stock awards granted to employees and directors under the recognition and measurement principles of APB 25 as interpreted by FIN 44. As a result, no compensation expense was recognized for stock options granted to employees or directors prior to April 1, 2003 other than as related to option grants to employees or directors below the fair market value of the underlying stock at the date of grant or as related to subsequent modifications of options granted to employees or directors. For the fiscal years ended March 31, 2006 and 2005, the Company’s total stock-based compensation expense was $926,263 and $409,746, respectively, including income of $192,556 and an expense of $215,649, respectively, related to modification of awards valued pursuant to APB 25 and FIN 44.

Employee Stock Purchase Plan

In January 1992, the Company’s stockholders approved the 1991 Employee Stock Purchase Plan (the “1991 Purchase Plan”). The 1991 Purchase Plan provided for the sale of up to an aggregate of 85,714 shares of common stock to eligible employees. Up to 500 shares could be purchased by each eligible employee at the lesser of 85% of the fair market value of the shares on the first or last business day of the six-month purchase periods ending August 31 and February 28. Substantially all full-time employees were eligible to participate in the plan. During the fiscal year ended March 31, 2006, 10,899 shares were issued under this plan at prices of $1.56 and $1.09 per share. During the fiscal year ended March 31, 2005, 18,894 shares were issued under this plan at prices of $1.31 and $1.23 per share. The weighted average exercise price of the shares issued were $1.42 and $1.27 per share for the fiscal years ended March 31, 2006 and 2005, respectively. In January 2006, the Board moved the last purchase period from February 28, 2006 to January 31, 2006, prior to the 1991 Purchase Plan’s expiration on January 31, 2006. The Board has not replaced the 1991 Purchase Plan with any new stock purchase plan and accordingly, there were no issuances of common stock during the fiscal year ended March 31, 2007 pursuant to a stock purchase plan.

Stock Options

On September 29, 2006, the shareholders approved the 2006 Stock Incentive Plan. This 2006 Stock Incentive Plan has up to 1,000,000 shares available for stock awards to employees and directors and expires on January 20, 2016. During the fiscal year ended March 31, 2007, the Company granted options for 40,000 shares under this plan leaving 960,000 shares available for future issuance. Option awards are typically granted with an exercise price equal to the closing market price of the Company’s common stock on the date of issuance. The maximum and typical term of options granted is ten years. All options issued during the fiscal year ended March 31, 2007 vested immediately.

Prior to the 2006 Stock Incentive Plan, the Company had three employee or director stock option plans, which were adopted in 1987, 1991, and 1996. Under these stock option plans, qualified and nonqualified stock options to purchase up to 200,500 shares of the Company’s common stock were able to be granted to employees and members of the Board of Directors. The maximum and typical term of options granted under the plans was ten years. Generally, options vested immediately to three years. Except for the 2006 Stock Incentive Plan, all other employee stock option plans have expired. Therefore, no further grants may be made pursuant to those plans. However, any options that were previously issued under these plans will remain outstanding until they are exercised or forfeited. As of March 31, 2007, there were 107,482 outstanding options that were issued in prior years pursuant to the 1987, 1991 or 1996 stock option plans. The Company also granted 5,143,268 non-plan stock options that are outstanding as of March 31, 2007 of which 4,030,411 were approved by the stockholders of the Company on September 30, 2003.

The following table summarizes the Company’s plan and non-plan stock options outstanding as of March 31, 2007, 2006 and 2005, as well as activity during the years then ended:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at March 31, 2004	4,742,201	$3.18
Granted	333,930	1.61
Exercised	(13,893)	1.36
Forfeited or expired	(429)	19.25
Outstanding at March 31, 2005	5,061,809	3.08
Granted	1,430	1.75
Exercised	(2,250)	1.28
Forfeited or expired	(214,583)	2.14
Outstanding at March 31, 2006	4,846,406	3.12
Granted	540,000	0.44
Exercised	—	—
Forfeited or expired	(95,656)	2.29
Outstanding at March 31, 2007	5,290,750	$2.86	2.6	$-0-

Exercisable at March 31, 2007	5,290,750	$2.86	2.6	$-0-

The per share weighted-average fair value computed on options granted during fiscal years ended March 31, 2007, 2006 and 2005 was $0.19, $1.07 and $0.53, respectively. At March 31, 2007, the aggregate intrinsic value of options outstanding and options exercisable was zero, because the market value of the underlying stock was below the average exercise price of all options. The closing price of the Company’s common stock on March 31, 2007 as quoted on the OTC Bulletin Board was $0.72 per share. The total intrinsic value of options exercised during the fiscal years ended March 31, 2007, 2006 and 2005 was $0, $1,585 and $14,777, respectively. Cash received from options exercised during the fiscal years ended March 31, 2007, 2006 and 2005 was $0, $2,880 and $18,856, respectively.

The following table provides additional information about plan and non-plan stock options outstanding and exercisable at March 31, 2007 according to their exercise price ranges:

Range of Exercise Prices	Options Outstanding	Weighted-Average Remaining Life	Weighted-Average Exercise Price	Options Exercisable	Weighted-Average Remaining Life	Weighted-Average Exercise Price
$ 0.18 - 0.99	540,000	4.8 years	$0.44	540,000	4.8 years	$0.44
$ 1.00 - 1.99	371,681	4.2 years	$1.61	371,681	4.2 years	$1.61
$ 2.00 - 2.99	1,460,286	2.0 years	$2.10	1,460,286	2.0 years	$2.10
$ 3.00 - 3.99	1,908,126	2.4 years	$3.41	1,908,126	2.4 years	$3.41
$ 4.00 - 4.99	576,430	2.9 years	$4.29	576,430	2.9 years	$4.29
$ 5.00 - 5.99	432,797	0.3 years	$5.20	432,797	0.3 years	$5.20
$ 6.00 -10.28	1,430	2.1 years	$7.39	1,430	2.1 years	$7.39

	5,290,750			5,290,750

The following table summarizes nonvested plan and non-plan stock options as of March 31, 2007, as well as activity for the year then ended:

	Fiscal Year Ended March 31, 2007
	Shares	Weighted Average Grant Date Fair Value
Nonvested at March 31, 2006	53,000	$0.51
Granted	540,000	0.19
Vested	(593,000)	0.22
Forfeited or expired	—	—
Nonvested at March 31, 2007	-0-	$-0-

Compensation cost arising from nonvested stock granted to employees and from non-employee stock awards is recognized as expense using the graded vesting attribution method over the vesting period. As of March 31, 2007, there was no remaining unrecognized compensation cost related to nonvested stock.

The Company estimated the fair value of all options issued during the periods using the Black-Scholes option-pricing model with the assumptions disclosed in Note 1 under Non-Cash Compensation Related to Stock-Based Transactions. The estimated fair value is then recorded as a charge to non-cash compensation in the general and administrative line item in the Statement of Operations. During the fiscal years ended March 31, 2007, 2006 and 2005, the Company recorded $108,160, $25,583 and $150,763, respectively, as non-cash compensation expense related to options that were issued to and vested by employees and directors.

Pro Forma Information for Periods Prior to April 1, 2006

The Company estimated the fair value of each stock-based award during fiscal years ended March 31, 2006 and 2005 as if compensation cost for all the Company's employee and director stock-based awards had been determined in accordance with the fair value method prescribed in SFAS 123. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model. The risk-free rate is based on the U.S. Treasury zero-coupon rates with a remaining term equal to the expected term of the option. Expected volatilities are based on the historical volatility of the Company’s stock. The expected term of options granted was computed using the contractual life of the options granted. There is no expected dividend yield.  The Company estimated the fair value of each stock-based award using the Black-Scholes option-pricing model with the assumptions disclosed in Note 1 under Non-Cash Compensation Related to Stock-Based Transactions.

Under the accounting provisions of SFAS 123, the Company’s net loss and net loss per basic and diluted share would have been reduced to the pro forma amounts indicated below:

Fiscal Years Ended	March 31, 2006	March 31, 2005
Net loss to common stockholders as reported	$(24,148,553)	$(4,261,855)
Add: Stock-based compensation expense included in reported net loss	926,263	409,746
Deduct: Stock-based compensation expense determined under fair-value based method for all awards	(966,456)	(519,024)
Pro forma net loss to common stockholders	(24,188,746)	(4,371,133)

Net loss per common share:
Basic & diluted - as reported	$(1.23)	$(0.25)
Basic & diluted - pro forma	$(1.23)	$(0.26)

Stock Warrants

The following table summarizes the Company’s warrants outstanding as of March 31, 2007, 2006 and 2005, as well as activity during the years then ended:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at March 31, 2004	1,242,856	$2.62
Granted	1,050,000	1.56
Exercised	—	—
Forfeited or expired	(7,500)	4.25
Outstanding at March 31, 2005	2,285,356	2.13
Granted	600,000	1.53
Exercised	(1,630,000)	1.06
Forfeited or expired	(122,214)	3.28
Outstanding at March 31, 2006	1,133,142	2.27
Granted	200,000	0.35
Exercised	—	—
Forfeited or expired	(52,592)	4.65
Outstanding at March 31, 2007	1,280,550	$1.83	1.7	$-0-

Exercisable at March 31, 2007	1,250,550	$1.83	1.7	$-0-

The per share weighted-average fair value computed on warrants granted during fiscal years ended March 31, 2007, 2006 and 2005 was $0.09, $0.74 and $0.52, respectively. At March 31, 2007, the aggregate intrinsic value of warrants outstanding and warrants exercisable was zero, because the market value of the underlying stock was below the average exercise price of all warrants. The closing price of the Company’s common stock on March 31, 2007 as quoted on the OTC Bulletin Board was $0.72 per share. The total intrinsic value of warrants exercised during the fiscal year ended March 31, 2006 was $1,449,500. Cash received from warrants exercised during the fiscal year ended March 31, 2006 was $1,729,000.

The Company estimated the fair value of all warrants issued during the periods using the Black-Scholes option-pricing model with the assumptions disclosed in Note 1 under Non-Cash Compensation Related to Stock-Based Transactions. The estimated fair value is then recorded as a charge to non-cash compensation in the general and administrative line item in the Statement of Operations or as a charge to additional paid-in capital in Stockholders’ Equity (Deficit) depending on the situation in which the warrant was issued. During the fiscal years ended March 31, 2007, 2006 and 2005, the Company granted warrants totaling 200,000, 600,000 and 1,050,000 shares, respectively, to non-employees and non-directors. During the fiscal years ended March 31, 2007, 2006 and 2005, the Company recorded $0, $68,736 and $43,334, respectively, as non-cash compensation expense related to warrants that were issued to and vested by non-employees and non-directors.

Pursuant to a registration rights agreement dated October 6, 2004, the Company agreed that within 180 days it would file with the SEC and obtain effectiveness of a registration statement that included 2,000,000 shares issued in a private placement and 500,000 shares related to a stock purchase warrant issued on such date. Per the terms of the agreement, if a registration statement was not filed, or did not become effective within 180 days, then in addition to any other rights the investor may have, the Company would be required to pay certain liquidated damages. In accordance with EITF 00-19 and the terms of the above warrant for 500,000 shares of common stock, the fair value of the warrant was accounted for as a liability, with an offsetting reduction to the carrying value of the common stock. Using the Black-Scholes option-pricing model, the fair value of the warrant on October 6, 2004, was estimated at $315,000. On March 31, 2005, the fair value of the warrant was re-measured and estimated at $740,000. The increase of $425,000 was reflected as a loss on the fair value of warrants line item under Other Income and Expense in the Statement of Operations during the fiscal year ended March 31, 2005. Upon exercise of the warrant on June 16, 2005, the fair value was re-measured and estimated to be $400,000. The $340,000 change in fair value from the value at March 31, 2005 was reflected as a gain on the fair value of warrants line item under Other Income and Expense in the Statement of Operations during the fiscal year ended March 31, 2006. The warrant liability was reclassified to temporary equity upon the exercise of the warrant in June 2005 and then to permanent equity upon registration of the shares through an effective registration statement in December 2005.

Since the conversion of the Company’s Series A convertible preferred stock could have resulted in a conversion into an indeterminable number of common shares, the Company determined that under the guidance in paragraph 24 of EITF 00-19“Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled in the Company’s Own Stock,” it was prohibited from concluding that it had sufficient authorized and unissued shares to net-share settle any warrants or options issued to non-employees. Therefore, the Company recorded the fair value of all warrants and options issued to non-employees that were outstanding during the period that the Series A convertible preferred stock was outstanding from April 2001 to October 2004 as a liability. The fair value of the warrants and options was determined using the Black-Scholes option-pricing model. Any changes in the fair values of the securities after the initial valuation in April 2001 were recorded as a gain or loss on fair value of warrants under Other Income and Expense in the Statement of Operations. During the fiscal year ended March 31, 2005, the Company recorded a gain on the fair value of warrants of $443,937, related to the change in the fair values of the underlying warrants. There is no derivative liability as of March 31, 2007, 2006 or 2005 because the Series A convertible preferred stock was partially converted and the remaining shares redeemed on October 6, 2004.

Reserved

At March 31, 2007, the Company has reserved a total of 15,879,629 shares of common stock for future issuance under all of the above arrangements, including 8,348,329 potential shares under the Convertible Note discussed in Note 5. The Company issues shares out of its authorized but previously unissued common shares to satisfy share option exercises.

Series A Convertible Preferred Stock

On April 6, 2001, the Company received from BH Capital Investments, LP and Excalibur Limited Partnership (the “Series A Preferred Holders”) proceeds of approximately $3,082,000 less costs of $181,041 for the issuance of 72,646 shares of the Company’s Series A convertible preferred stock with a face value of $3,500,000 and warrants to purchase shares of the Company’s common stock. The shares were subject to certain designations, preferences and rights including the right to convert such shares into shares of common stock at any time. The per share conversion price was equal to the quotient of $48.18, plus all accrued and unpaid dividends for each share of the Series A convertible preferred stock, divided by the lesser of (x) $1.75 or (y) 95% of the average of the two lowest closing bid prices of the Company’s common stock on the American Stock Exchange (“AMEX”) out of the fifteen trading days immediately prior to conversion.

In total, the Series A Preferred Holders converted 42,330 shares of the Series A convertible preferred stock plus accrued dividends, into 1,806,210 shares of common stock prior to the redemption of the Series A convertible preferred stock on October 6, 2004. The conversion prices ranged from $1.07 to $1.75 based on the above formula.

In connection with a Stock Repurchase Agreement dated October 6, 2004, the Series A Preferred Holders, converted 10,278 Series A convertible preferred shares into approximately 600,000 shares of common stock. The value of these converted Series A convertible preferred shares including accrued dividends was $644,068. Simultaneously, the remaining 30,316 Series A convertible preferred shares held by the Series A Preferred Holders were acquired by the Company for a total price of $2,279,688. As part of the transaction, each former Series A Preferred Holder also received a warrant to purchase up to 250,000 shares of common stock at an exercise price of $2.00 per share for a period of five years. The fair value of the warrant was $205,000. The closing market price of the Company’s common stock on October 6, 2004 was $1.30. As a result of this agreement, there are no outstanding shares of the Series A convertible preferred stock.

The Series A Preferred Holders had the right to receive on any outstanding Series A convertible preferred stock a ten percent dividend on the shares, payable one year after the issuance of such preferred stock, and an eight percent dividend for the subsequent three years thereafter, payable in either cash or shares of preferred stock. For the fiscal year ended March 31, 2005, the Company recorded preferred dividends of $82,572, on the outstanding shares of the Series A convertible preferred stock.

On April 6, 2001, the Company recorded the initial carrying value of the preferred stock as $521,848. Each quarter the Company calculated an estimated redemption value of the remaining preferred stock and then calculated the difference between the initial carrying value and this estimated redemption value. The difference was then accreted over the redemption period (48 months beginning April 2001) using the straight-line method, which approximated the effective interest method. For the fiscal year ended March 31, 2005, the Company recorded $319,500, related to the accretion of the redemption value of preferred stock.

Common Stock Issuances

Fiscal Year Ended March 31, 2007

There were no issuances of common stock during the fiscal year ended March 31, 2007.

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

In accordance with the accounting provisions of SFAS 123, the Company recorded $1,024,500 in non-cash compensation expense related to the reduction in the exercise price of the warrants in June 2005.

The Company used a portion of the proceeds from the warrant exercises to satisfy the $750,000 over-advance provided by Textron under the Fourth Amendment and Waiver to the Textron Loan Agreement, as described in Note 5 and the remaining proceeds from the warrant exercises were used for working capital purposes.

Fiscal Year Ended March 31, 2005

On October 6, 2004, the Company completed a private placement of its common stock, whereby it issued a total of 2,000,000 shares to an existing stockholder of the Company for aggregate gross proceeds of $2,300,000. These proceeds were used to redeem the Company’s Series A convertible preferred stock as discussed above. The purchase price of the shares was $1.15 per share (95% of the prior 5-day trading closing stock price average). The stockholder also received a warrant to purchase up to 500,000 shares of the Company’s common stock at an exercise price of $1.15 per share for a period of five years.

(9)	Disposal Activities

On December 8, 2005, the Company completed the sale of substantially all of its manufacturing and production equipment to Schreiber for $8,700,000 in cash pursuant to an Asset Purchase Agreement dated June 30, 2005. This sale was approved by the Company’s stockholders at a Special Meeting held on December 5, 2005. The $8,700,000 in proceeds was used to pay $1,319,583 for tangible personal property taxes due primarily on the sold assets and $7,374,299 to Beltway Capital Partners LLC (successor by assignment of Wachovia Bank, N.A.) for the termination of the Company’s term loan. The remaining proceeds balance of $6,118 was used to reduce the Company’s then asset-based line of credit from Textron Financial Corporation.

In connection with the Asset Purchase Agreement, the Company also entered into a Supply Agreement with Schreiber (the “Supply Agreement”) on June 30, 2005 pursuant to which, Schreiber became the Company’s sole source of supply and distribution for substantially all of its products in November 2005.

The Company accounted for the costs associated with these transactions in accordance with SFAS No. 146, “Accounting for Costs Associated with an Exit or Disposal Activity,” (“SFAS 146”) because the above arrangements were planned and controlled by management and materially change the manner in which the Company’s business is conducted. In accordance with SFAS 146, costs associated with disposal activities should be reported as a reduction of income from operations. The above transactions were communicated to the Company’s employees on July 6, 2005. During the fiscal year ended March 31, 2006, 104 employee positions related to the manufacturing and distribution of the Company’s products were eliminated. The majority of these employee termination costs were paid during fiscal 2006 with the remaining employee termination costs paid in fiscal 2007. In December 2005, the Company abandoned its distribution facility and the production portion of its administrative facility and accrued $396,197 related to abandonment of these facilities. This amount was calculated as the present value of the remaining lease rentals, reduced by the estimated market value of sublease rentals. The actual expense exceeded this estimate for the time that the Company did not sublease these facilities. Other exit costs consist primarily of legal and professional fees related to the disposal activities and maintenance costs on the abandoned facilities.

Through March 31, 2007, the Company recorded the following costs associated with the above transactions:

	Employee Termination Costs	Excess Facilities	Other Exit Costs	Total
Accrued Balance March 31, 2005	$—	$—	$—	$—
Charges	451,002	518,479	677,009	1,646,490
Payments	(425,124)	(168,530)	(572,432)	(1,166,086)
Accrued Balance, March 31, 2006	$25,878	$349,949	$104,577	$480,404
Charges	—	88,955	12,789	101,744
Payments	(7,257)	(136,260)	(18,427)	(161,944)
Accrued Balance, June 30, 2006	18,621	302,644	98,939	420,204
Charges	—	23,905	23,154	47,059
Payments	—	(280,420)	(72,624)	(353,044)
Accrued Balance, September 30, 2006	18,621	46,129	49,469	114,219
Charges	—	4,612	130,132	134,744
Payments	—	(19,629)	(179,601)	(199,230)
Accrued Balance, December 31, 2006	18,621	31,112	—	49,733
Charges	—	—	12,104	12,104
Payments	(18,621)	(31,112)	(12,104)	(61,837)
Accrued Balance, March 31, 2007	$—	$—	$—	$—

The Company reports its disposal costs for the period as Costs of Disposal Activities in the Statement of Operations. A summary of the twelve months and total disposal costs incurred is as follows:

	Employee Termination Costs	Excess Facilities	Other Exit Costs	Total
Twelve months ended March 31, 2006	$451,002	$518,479	$677,009	$1,646,490
Twelve months ended March 31, 2007	—	117,472	178,179	295,651
Total costs incurred from inception through March 31, 2007	$451,002	$635,951	$855,188	$1,942,141

The Company anticipates that in future periods, there may be additional disposal costs related to professional fees and leasehold repair charges that are in dispute between the Company and the landlord on its former administrative and manufacturing facility. The Company exited this facility and the lease expired in November 2006.

From April 15, 2006 through November 12, 2006, the Company received approximately $89,064 in rental income under a sublease agreement for a portion of its unused manufacturing facility and parking area. This rental income offset the Company’s lease payment obligations recorded in Cost of Disposal Activities during the fiscal year ended March 31, 2007.

Effective July 31, 2006, the Company entered into a lease termination agreement with its landlord, CLP Industrial Properties, regarding its unused distribution facilities whereby the landlord released the Company from $1,068,869 in future lease payment obligations from August 1, 2006 through July 31, 2009 under the terms of its operating lease, in exchange for a termination fee of $228,859.

(10)	Impairment of Property and Equipment

In light of the asset sale and supply arrangements discussed in Note 9, the Company determined that it was more likely than not that a majority of its fixed assets related to production activities would be sold or disposed prior to the end of their useful life. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Term Assets,” the Company wrote down the value of its assets to their estimated fair values in June 2005. The Company estimated the fair value based on the $8,700,000 sales price discussed in Note 9 and the anticipated sales price related to any other assets to be held for sale plus future cash flows related to the assets from July 1, 2005 until the end of production in December 2005. Based on this estimate, the Company recorded an impairment of property and equipment of $7,896,554 in order to reflect a net fair value of its equipment in June 2005.

All assets continued to be used and depreciated under Property and Equipment until the sale of substantially all of the Company’s production machinery and equipment on December 8, 2005. For the fiscal years ended March 31, 2007 and 2006, the Company recorded a $44,280 loss and a $3,628 gain, respectively, on the disposal of assets related to the remaining value of assets sold or abandoned after production ceased in December 2005.

(11)	Income Taxes

The components of the net deferred tax assets consist of the following:

Fiscal Years Ended March 31,	2007	2006
Deferred tax assets:
Net operating loss carry forwards	$20,362,000	$16,355,000
Non-deductible reserves	564,000	4,475,000
Investment, alternative minimum and general business tax credits	172,000	85,000
Accrued employment contract	182,000	328,000
Depreciation and amortization	36,000	10,000
Other	568,000	668,000

Gross deferred income tax assets	21,884,000	21,921,000
Valuation allowance	(21,884,000)	(21,921,000)

Total deferred income tax assets	$—	$—

The valuation allowance decreased by $37,000 and increased by $8,730,000 and $1,375,000 for the fiscal years ended March 31, 2007, 2006 and 2005, respectively. The Company has recorded a valuation allowance to state its deferred tax assets at estimated net realizable value due to the uncertainty related to realization of these assets through future taxable income.

The following summary reconciles differences from taxes at the federal statutory rate with the effective rate:

Fiscal Years Ended March 31,	2007	2006	2005
Federal income taxes at statutory rates	(34.0%)	(34.0%)	(34.0%)
Change in deferred tax asset valuation allowance	93.3%	32.6%	31.5%
Non deductible expenses:
Imputed interest on note receivable	(34.0%)	0.9%	4.8%
Other	(15.3%)	0.5%	(2.3%)

Income taxes (benefit) at effective rates	—	—	—

Unused net operating losses for income tax purposes, expiring in various amounts from 2009 through 2027, of approximately $54,100,000 are available at March 31, 2007 for carry forward against future years’ taxable income. Under Section 382 of the Internal Revenue Code, the annual utilization of this loss may be limited in the event there are changes in ownership.

(12)	Earnings Per Share

The following is a reconciliation of basic net income (loss) per share to diluted net income (loss) per share:

Fiscal Years Ended March, 31,	2007	2006	2005
Net income (loss)	$146,498	$(24,148,553)	$(4,261,855)

Weighted average shares outstanding - basic	17,724,810	19,704,483	17,007,791
Potential shares “in-the-money” under stock option and warrant agreements	472,384	—	—
Less: Shares assumed repurchased under the treasury stock method	(398,335)	—	—
Weighted average shares outstanding -diluted	17,798,859	19,704,483	17,007,791

Basic and diluted net income (loss) per common share	$0.01	$(1.23)	$(0.25)

Potential conversion of the related party note payable and accrued interest thereon for 7,671,726 shares, options for 4,802,599 shares and warrants for 1,110,560 shares have not been included in the computation of diluted net income per common share for the fiscal year ended March 31, 2007 as their effects were antidilutive. Options for 4,846,406 shares and warrants for 1,133,142 shares have not been included in the computation of diluted net loss per common share for the fiscal year ended March 31, 2006 as their effects were antidilutive. Options for 5,061,809 shares and warrants for 2,285,356 shares have not been included in the computation of diluted net loss per common share for the fiscal year ended March 31, 2005 as their effects were antidilutive.

(13)	Supplemental Cash Flow Information

Fiscal Years Ended March 31,	2007	2006	2005
Non-cash financing and investing activities:
Purchase of equipment through capital lease obligations	$5,088	$—	$82,583
Payment of note through issuance of revised note payable	1,200,000	—	—
Payment of accrued liability through issuance of note payable	285,104	—	—
Cancellation of treasury shares	1,344,461
Accrued preferred stock dividends	—	—	82,572
Accretion of discount on preferred stock	—	—	319,500

Cash paid for:
Interest	249,473	975,742	967,303
Income taxes	—	—	—

(14)	Related Party Transactions

Angelo S. Morini

In a Second Amended and Restated Employment Agreement effective October 13, 2003, Angelo S. Morini, the Company’s Founder, resigned from his positions with the Company as Vice Chairman and President and he is no longer involved in the daily operations of the Company. Mr. Morini remained a director of the Company until his resignation on March 8, 2007. Mr. Morini continues to be a stockholder in the Company. Additionally, he may carry out special assignments designated to him by the Chairman of the Board. The agreement is for a five-year period beginning October 13, 2003 and provides for an annual base salary of $300,000, plus standard health insurance benefits, club dues and an auto allowance.

Because Mr. Morini is no longer performing ongoing services for the Company, the Company accrued and expensed the five-year cost of this agreement in October 2003. The total estimated costs expensed under this agreement were $1,830,329 of which $560,796 remained unpaid but accrued ($366,305 as short-term liabilities and $194,491 as long-term liabilities) as of March 31, 2007. The obligation is being paid out in nearly equal monthly installments ending in October 2008.

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

For the fiscal year ended March 31, 2006, the Company reserved $10,120,200 against this stockholder note receivable under the assumption that it would not be able to collect proceeds in excess of the $2,652,000 value of the Shares as of such date. The value of the Shares was computed using the closing price of the Company’s common stock on March 31, 2006 of $0.91 multiplied by the 2,914,286 shares.

On June 16, 2006, Mr. Morini failed to repay the non-recourse note obligation to the Company. On June 20, 2006, the Company delivered notice to Mr. Morini that it intended to exercise its rights to the Shares and retain all the Shares in full satisfaction of his obligations under the stockholder note receivable. On July 6, 2006, Mr. Morini consented to the Company’s acceptance of the Shares in full satisfaction of his obligations under the stockholder note receivable. Based upon the $0.42 closing price of the Company’s common stock as quoted on the OTC Bulletin Board on June 16, 2006, the Shares had an approximate value of $1,224,000 on such date. Accordingly, the Company recorded an additional expense of $1,428,000 in the fiscal year ended March 31, 2007 in order to record the additional decline in the value of the Shares from its $2,652,000 value as of March 31, 2006. In July 2006, the Company cancelled the Shares along with 30,443 other treasury shares.

Although this expense resulted in a material loss to the Company’s operations, it did not have any affect on the balance sheet since the stockholder note receivable was already shown as a reduction to Stockholders’ Deficit.

Christopher J. New

On July 8, 2004, Christopher J. New resigned from his position as Chief Executive Officer in order to pursue other opportunities. In accordance with the Separation and Settlement Agreement between the Company and Mr. New, the Company recorded $444,883 related to the employment contract expense in July 2004. In addition to the compensation, the Company agreed that Mr. New’s stock option rights under that certain Non-Qualified Stock Option Agreement dated December 5, 2002 (for 25,000 shares at an exercise price of $1.67 per share) and that certain Non-Qualified Stock Option Agreement dated July 16, 2001 (for 100,000 shares at an exercise price of $2.05 per share) will continue in full force until their expiration in December 2012 and July 2011, respectively. This settlement was paid out in nearly equal installments over two years payable on the Company’s regular payroll dates until July 2006, when the balance was paid in full.

In connection with the modification of the stock options as described above, the Company recorded $22,000 as additional non-cash compensation expense in the fiscal year ended March 31, 2005 pursuant to FIN 44 for modifications that renew or increase the life on existing options. The stock price on the date of the modification was $2.15.

Board of Directors

On August 7, 2006, the Board of Directors of the Company appointed two new independent directors, Mr. Peter J. Jungsberger and Mr. Robert S. Mohel. Upon their appointment, the Board of Directors granted to each Mr. Jungsberger and Mr. Mohel an option to purchase up to 100,000 shares of the Company’s common stock with an exercise price of $0.45 (110% of the $0.41 closing market price as quoted on the OTC Bulletin Board on August 7, 2006). The options were granted outside of any stock option plan, were immediately vested and expire on August 7, 2011. In accordance with the accounting provisions of SFAS 123R, the Company recorded a fair value expense of $38,000 upon the issuance of these options. In addition, the Board resolved that the entire Board should act as the audit committee of the Board and appointed Mr. Mohel to serve as chairman of the meetings of the audit committee. For his role as audit committee chairman, Mr. Mohel will receive compensation of $3,000 per quarter.

On August 17, 2006, the Board of Directors approved a grant of options to purchase up to 100,000 shares of the Company’s common stock to each of David Lipka, Michael Broll and Angelo Morini, each a director of the Company. Each of these options has an exercise price of $0.44 (110% of the $.40 closing market price as quoted on the OTC Bulletin Board on August 17, 2006). The options were granted outside of any stock option plan, were immediately vested and expire on August 17, 2011. In accordance with the accounting provisions of SFAS 123R, the Company recorded a fair value expense of $54,000 upon the issuance of these options.

On August 17, 2006, in recognition of Mr. Lipka’s substantial efforts on behalf of the Company, the Board voted to increase his compensation, in his capacity as Chairman of the Board of Directors, from $60,000 per year to $120,000 per year. As a result of this increase, Mr. Lipka is no longer considered an “independent” director within the meaning of applicable securities regulations. Additionally in March 2007, Mr. Lipka was awarded a bonus of $20,000 for the fiscal year ended March 31, 2007.

A former director of the Company was paid $37,500 and $59,000 for his consulting services on marketing issues during each of the fiscal years ended March 31, 2006 and 2005, respectively. Another former director was paid $33,500 for her consulting services on marketing plans and materials provided to the Company during the fiscal year ended March 31, 2006.

Other Related Party Transactions

On May 22, 2003, the Company entered into a Master Distribution and Licensing Agreement with Fromageries Bel S.A. (“Bel”), a leading branded cheese company in Europe who is a greater than 5% stockholder in the Company. Under the agreement, the Company granted Bel exclusive distribution rights for the Company’s products in a territory comprised of the European Union States and to more than 21 other European countries and territories (the “Territory”). The Company also granted Bel the exclusive option during the term of the agreement to elect to manufacture the products designated by Bel for distribution in the Territory. The term of the agreement was for ten years, provided that either of the parties may elect to terminate the agreement by delivery of notice to the other. Pursuant to a Termination, Settlement and Release Agreement signed on July 22, 2005 with Bel, the Company received $150,000 which was recorded against general and administrative expenses.

(15)	Economic Dependence and Segment Information

The Company sells to customers throughout the United States and 14 other countries. For the fiscal years ended March 31, 2007, 2006 and 2005, the Company’s gross sales were $29,995,729, $41,492,717 and $48,421,384, respectively. Gross sales derived from foreign countries were approximately $4,317,000, $5,158,000 and $4,896,000 for the fiscal years ended March 31, 2007, 2006 and 2005, respectively. These sales represent 14%, 12% and 10% of gross sales in the fiscal years ended March 31, 2007, 2006 and 2005, respectively. Gross sales are attributed to individual countries based on the customer’s shipping address. The Company has no long-term assets located outside of the United States.

The following table sets forth the percentage of foreign gross sales to each country, which accounted for 5% or more of the Company’s foreign gross sales for the fiscal years ended March 31, 2007, 2006 and 2005:

	Percentage of Gross Foreign Sales
	Fiscal Years Ended March 31,
Country	2007	2006	2005
Canada	65.1%	60.0%	47.9%
Puerto Rico	14.6%	22.8%	33.4%

For the fiscal year ended March 31, 2007, the Company had one customer that accounted for approximately 13% of gross sales. As of March 31, 2007, the customer owed the Company approximately $430,000 or 10% of the Company’s gross trade receivable balance.

For the fiscal year ended March 31, 2006, the Company did not have any customer that comprised more than 10% of gross sales or the Company’s gross trade receivable balance.

For the fiscal year ended March 31, 2005, the Company had one customer that accounted for approximately 12% of gross sales. As of March 31, 2005, the customer owed the Company approximately $1,550,000 or 22% of the Company’s gross trade receivable balance.

The Company purchased $15,745,000 of products from one supplier totaling approximately 99% of total raw material purchases for the fiscal year ended March 31, 2007. For the fiscal year ended March 31, 2006, the Company purchased $9,094,000 of products from two suppliers totaling approximately 51% of total raw material purchases for the fiscal year. For the fiscal year ended March 31, 2005, the Company purchased $9,193,000 of products from four suppliers totaling approximately 40% of total raw material purchases for the fiscal year.

(16)	Employee Benefit Plan

The Company has a 401(k) defined contribution plan covering all employees meeting certain minimum age and service requirements. The Company’s matching contributions to the plan are determined by the Board of Directors. Currently, the Company matches 50% of the employee’s contribution up to 6% of the employee’s compensation. Company contributions to the plan amounted to $41,711, $47,845 and $56,170 for the fiscal years ended March 31, 2007, 2006 and 2005, respectively.

(17)	Fourth Quarter Adjustments

There were no significant or unusual adjustments in the fourth quarter of fiscal 2007 or 2006.

During the fourth quarter of fiscal 2005, the Company recorded the following adjustments:

Bad debt on accounts receivable	$1,605,783
Inventory write-offs	676,181

As of March 31, 2005, a customer owed the Company approximately $1,550,000 or 22% of the Company’s gross trade receivable balance. Additionally, the Company had approximately $210,000 of inventory in stock as of March 31, 2005 related to this customer. Based on information that arose in April 2005 after the products were shipped, the Company determined that collection of the outstanding receivable balance and inventory amounts were in question as of March 31, 2005 and therefore, reserved 100% of these amounts in its reserve for trade receivables and inventory at year-end. Additionally in March 2005, the Company reviewed its inventory and wrote off the value of unsalable items that it would no longer use in production due to low margins, low volume, change in inventory formulas or loss of customer.

(18)	Subsequent Events

On June 1, 2007, Christopher Morini resigned from his position as Vice President of New Business Development in order to pursue other opportunities. In accordance with the Separation and General Release Agreement which will become effective on June 9, 2007, between the Company and Mr. C. Morini, the Company will accrue and expense $311,523 plus the employer portion of payroll taxes related to the Agreement as Employment Contract Expense-General and Administrative in the Statement of Operations in June 2007 (the first quarter of fiscal 2008). Mr. C. Morini has the option to revoke the Agreement any time prior to the effective date by giving written notice thereto. After June 9, 2007, the effective date, the obligation will be paid out as follows: $97,523 within five business days of the effective date and $214,000 payable in nearly equal bi-weekly installments through September 2008.

(19)	Quarterly Operating Results (Unaudited)

Unaudited quarterly operating results are summarized as follows:

	Three Months Ended (Unaudited)
2007	March 31	December 31	September 30	June 30
Net sales	$6,491,152	$6,110,619	$6,727,777	$7,832,562
Gross margin	2,716,797	2,693,387	2,770,027	2,757,350
Net income (loss)	201,179	726,184	561,564	(1,342,429)
Basic net income (loss) per common share	0.01	0.04	0.03	(0.07)
Diluted net income (loss) per common share	0.01	0.03	0.03	(0.07)
Stockholders’ equity (deficit)	(1,971,554)	(2,172,733)	(2,919,365)	(3,591,259)

	Three Months Ended (Unaudited)
2006	March 31	December 31	September 30	June 30
Net sales	$8,414,387	$9,072,097	$10,438,225	$9,851,153
Gross margin	2,854,363	1,889,595	2,620,874	2,268,298
Net income (loss)	(1,833,320)	(11,754,981)	(1,416,138)	(9,144,114)
Basic & diluted net income (loss) per common share	(0.09)	(0.59)	(0.07)	(0.49)
Stockholders’ equity (deficit)	(3,682,660)	(2,806,092)	(3,224,401)	873,278

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On July 18, 2006, the Board of Directors of our Company approved the dismissal of our independent auditor, BDO Seidman, LLP (“BDO Seidman”), the principal accountant previously engaged to audit our financial statements for the fiscal years ended March 31, 2006 and 2005. BDO Seidman’s report on the financial statements for the fiscal years ended March 31, 2006 and 2005 did not contain an adverse opinion or disclaimer of opinion, nor were they modified or qualified as to uncertainty, audit scope or accounting principles with the exception of a statement regarding the uncertainty of our ability to continue as a going concern.

In connection with the audits for the fiscal years ended March 31, 2006 and 2005 and through July 18, 2006, there were no disagreements with BDO Seidman on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of BDO Seidman would have caused them to make reference thereto in their report on the financial statements for such periods.

As previously reported and as discussed under Item 9A of our Annual Report on Form 10-K for the year ended March 31, 2006, management identified the following material weakness in our internal control over financial reporting: The CEO and CFO considered the restatement of its financial statements in October 2005 for the periods from March 31, 2001 through June 30, 2005 and concluded that such restatements were the result of a material weakness relating to the accounting and disclosure for complex and non-standard stockholders’ equity transactions. To address this material weakness related to the accounting and disclosure for complex and non-standard stockholders’ equity transactions, we enhanced our internal control processes in order to be able to comprehensively review the accounting and disclosure implications of such transactions on a timely basis. As part of the enhancement, we subscribed to additional outside research materials and will consult with additional outside consultants to confirm our understanding of complex transactions, as necessary.

 Except for the material weakness described above, there are no reportable events under Item 304(a)(1)(v) of SEC Regulation S-K that occurred during the fiscal years ended March 31, 2006 and 2005 and through July 18, 2006. An authorized officer of our Company discussed the material weakness described above with BDO Seidman, and we authorized BDO Seidman to respond fully to the inquiries of Cross, Fernandez & Riley, LLP concerning the subject matter of the material weakness described above.

On July 18, 2006, the Board of Directors selected Cross, Fernandez & Riley, LLP (“CFR”), an independent member of the BDO Seidman Alliance network of firms, as the new independent accountant to audit our financial statements. Certain employees of CFR were previously contracted by BDO Seidman to perform audit work on our Company for the fiscal years ended March 31, 2006 and 2005. Approximately 55% and 75% of the total hours spent by the auditors in carrying out the audit of our financial statements for the fiscal years ended March 31, 2006 and 2005, respectively, were spent by CFR. All audit work conducted by CFR was reviewed by BDO Seidman. Other than communications in connection with the audit work performed by CFR for these periods and prior to July 18, 2006, there were no discussions between our Company and CFR regarding the application of accounting principles to specific completed or contemplated transactions, or the type of audit opinion that might be rendered on our financial statements. Furthermore, other than communications in connection with the audit work performed by CFR, no written or oral advice was provided by CFR that was an important factor considered by our Company in reaching a decision as to any accounting, auditing or financial reporting issue. Other than in connection with the audit work for the fiscal years ended March 31, 2006 and 2005, we have not consulted with CFR regarding any matter that was either the subject of a disagreement (as defined in paragraph (a)(1)(iv) of Item 304 of Regulation S-K and the related instructions to this item) or a reportable event (as described in paragraph (a)(1)(v) of Item 304 of Regulation S-K).

We provided BDO Seidman and CFR with a copy of this report and each of them provided a letter addressed to the Securities and Exchange Commission stating that they agreed with these statements. Copies of these letters were provided as Exhibits 16.1 and 16.2 on Form 8-K as filed with the Securities and Exchange Commission on July 24, 2006.

ITEM 9A. CONTROLS AND PROCEDURES

As of March 31, 2007, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer ("CEO") and the Chief Financial Officer ("CFO"), on the effectiveness of the design and operation of our disclosure controls and procedures to ensure that we record, process, summarize and report in a timely and effective manner the information required to be disclosed in reports filed with or submitted to the Securities and Exchange Commission. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective in timely bringing to their attention material information related to our Company required to be included in our periodic Securities and Exchange Commission filings. During the quarter ended March 31, 2007, there were no changes in our internal controls over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect those controls.

ITEM 9B. OTHER INFORMATION

On June 1, 2007, Christopher Morini resigned from his position as Vice President of New Business Development in order to pursue other opportunities. In accordance with the Separation and General Release Agreement which will become effective on June 9, 2007, between our Company and Mr. C. Morini, we will accrue and expense $311,523 plus the employer portion of payroll taxes related to the Agreement as Employment Contract Expense-General and Administrative in the Statement of Operations in June 2007 (the first quarter of fiscal 2008). Mr. C. Morini has the option to revoke the Agreement any time prior to the effective date by giving written notice thereto. After June 9, 2007, the effective date, the obligation will be paid out as follows: $97,523 within five business days of the effective date and $214,000 payable in nearly equal bi-weekly installments through September 2008. The full text of the Agreement is attached as Exhibit 43.3 to this Annual Report on Form 10-K.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the current directors, executive officers and significant employees of our Company as of May 31, 2007, as well as their respective ages and positions with our Company:

Name	Age	Positions
David H. Lipka	77	Director, Chairman of the Board of Directors
Michael E. Broll	58	Director, Chief Executive Officer
Peter J. Jungsberger	39	Director
Robert S. Mohel	53	Director, Chairman of the Audit Committee
Salvatore J. Furnari	42	Chief Financial Officer
John W. Jackson	49	Senior Vice President of Global Sales
Thomas J. Perno	52	Vice President of Contract Manufacturing
Kulbir Sabharwal	64	Vice President of Technical Services
Hilary Taube	34	Vice President of Marketing

The Board of Directors (the “Board”) is comprised of the five positions, but we currently have one vacancy. Three of the four directors are non-employee directors. The Chairman of the Board and the directors hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified. The executive officers of our Company are elected annually at the first Board meeting following the annual meeting of stockholders, and hold office until their respective successors are duly elected and qualified, unless sooner displaced. There are no family relationships between any of our directors and executive officers. All of the executive officers devote their full time to the operations of our Company.

Since January 2006, the Board has been fulfilling the function of the audit committee, compensation committee and nominating committee. Any issues that arise are addressed by the independent directors or the entire Board, as necessary.

Directors

David H. Lipka spent forty years (1955-1995) with DCA Food Industries Inc., an international manufacturer of food ingredients and equipment with combined sales in excess of $1 billion per annum, holding positions of President, Chief Executive Officer, and Chief Operating Officer. Since 2001, Mr. Lipka served on the Board of Directors of Doctor's Associates Inc. (Subway Stores) and has served on numerous boards including Corinthian Capital Partners LLC (2006-current), Dunkin Donuts Inc. (1989-1994), Allied-Lyons Inc. (1988-1994), and Kerry Group PLC (1995-1996). Mr. Lipka is currently the Chief Executive Officer of Sub K LLC. Mr. Lipka has also been Chairman and Chief Executive Officer of Pennant Foods and Leons Baking Company. He obtained a B.S. degree from Brooklyn College and attended the Graduate School of Business at New York University. Since December 2002, Mr. Lipka has agreed to serve as a director of our Company at the request of Frederick A. DeLuca, a beneficial owner of more than 10% of our common stock. Both Mr. Lipka and Mr. DeLuca are members of the Board of Directors of Doctor’s Associates Inc.

Michael E. Broll was appointed as a director of our Company in December 2003 and as Chief Executive Officer of our Company in July 2004. Mr. Broll has been a private investor and consultant in the food industry, and was President and Chief Executive Officer, from 1999 to 2002, of Chef Solutions Inc., a subsidiary of Lufthansa Service Group (“LSG”). Chef Solutions Inc specialized in providing convenient baked foods and prepared meals to food service and retail segments of the food industry. As an executive of SCIS/Sky Chef’s a subsidiary of ONEX Corporation, a Canadian based private equity group, Mr. Broll assembled a group of six companies in the bakery and prepared food business to ultimately form and merge into a one new entity called Chef Solutions Inc., an ONEX controlled company. Chef Solutions Inc. was subsequently sold to LSG in 2001. Mr. Broll's career also includes major executive assignments with Allied-Domecq Retailing as the head of its total supply chain for North America from 1997 to 1999, Ready Pac Produce, Inc. as President and Chief Operating Officer from 1995 to 1997, Nestle USA as the head of all supply chains for the chilled food group in North America from 1993 to 1995, and Pillsbury Company as Vice President of Operations for the bakery group supply chain from 1991 to 1993. Mr. Broll received his B.S. in Economics from the University of Illinois in 1978.

Peter J. Jungsberger is an independent investor, consultant and entrepreneur with many years of experience in the food industry. From October 2003 to November 2004, he worked with the management of Fresh Pack Foods, Inc. in product development, the restructuring of deli departments, and obtaining contracts with a major grocery chain and manufacturers involving fresh food and whole meal replacement products. From May 2003 to January 2006, Mr. Jungsberger developed and marketed whole meal products to Winn Dixie under a contract with Futuristic Foods, Inc. He served as Senior Vice President of Sales at SCIS Food Services, Inc. / Chef Solutions, Inc. from May 2002 through January 2003, where he increased revenues and realized significant savings through a realignment of the sales force, route consolidation, the implementation of second-tier distribution networks, and the facilitation of a national presence. Mr. Jungsberger was also founder and Chief Executive Officer of Landau Foods, an innovative company producing high quality meal solution products for the retail and food service markets, from 1984 until the company was sold to SCIS Food Services in 2002. Mr. Jungsberger was appointed as a director of our Company in August 2006.

Robert S. Mohel, C.P.A., has been a practicing accountant since September 1975. He has been a partner with the Certified Public Accounting firm of Mohel, Elliott, Bauer & Gass CPA’s, P.A. since 1980. He has extensive experience in auditing, tax, structural finance and general accounting. Mr. Mohel is a member of the American Institute of Certified Public Accountants and the New Jersey Society of Certified Public Accountants. Mr. Mohel received his B.S. in Business Administration from Babson College in Wellesley, MA in 1975. Mr. Mohel was appointed as a director of our Company in August 2006.

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

John W. Jackson has worked in our sales department since 1993 and is currently the Senior Vice President of Global Sales for our Company. From 1985 through 1992, Mr. Jackson was director of sales for H.J. Heinz Company. Mr. Jackson received his B.S. in Business Administration and Accounting from Mars Hill College in 1980.

Significant Employees

Thomas J. Perno has worked for our Company since 1983. He began as a Shipping and Receiving Supervisor, he was later promoted to Plant Manager and then to Vice President of Operations. In December 2006, his position changed to Vice President of Contract Manufacturing. Mr. Perno received his M.S. in Electrical Engineering from Penn State University in 1976.

Kulbir Sabharwal has been Vice President of Technical Services for our Company since 1991. Dr. Sabharwal worked as the Director of Research and Quality Control for Gilardies Frozen Foods from 1987 to 1990 and for Fisher Cheese Company from 1972 to 1986. Dr. Sabharwal received his Ph.D. in Food Science and Nutrition from Ohio State University in 1972.

Hilary Taube was named Vice President of Marketing in May 2007. Ms. Taube has worked for the Company since 2005. Previously, she was Product Manager in the Kitchen Division at The Holmes Group, based in Massachusetts, where she managed a variety of new product development projects for brand re-launch and spearheaded packaging, sales collateral and marketing activities related to the repositioning of key brands. Ms. Taube has extensive experience with market research, including focus groups and one-on-one interviews. Before joining The Holmes Group, she was Product Manager at Webster Industries. Ms. Taube obtained a B.S. in Business Management and Marketing from Cornell University in 1995 and earned an M.B.A from the F.W. Olin Graduate School of Business at Babson College in 2001.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers, directors and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (“SEC”). Officers, directors and stockholders owning more than 10% of our common stock are required by SEC regulations to provide our Company with copies of all the reports they file pursuant to Section 16(a).

Based solely upon our review of those reports required by Section 16(a) and filed by or on behalf of our officers, directors and stockholders owning greater than 10% of our common stock, or written representations that no such reports were required to be submitted by such persons, we believe that during the fiscal year ended March 31, 2007, all of the officers, directors and stockholders owning greater than 10% of our common stock complied with all applicable Section 16(a) filing requirements except directors, David H. Lipka, Peter J. Jungsberger, and Robert S. Mohel. Each named individual filed one Form 4 report containing one transaction related to the acquisition of stock on the open market after the required two-day reporting period. Additionally, former director Angelo S. Morini filed one transaction related to the disposition of stock to our Company after the required two-day reporting period.

Code of Ethics

We have adopted a Code of Ethics as defined in Item 406 of Regulation S-K promulgated under the Securities Act of 1933, as amended, which code applies to all of our directors and employees, including our principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions. We recently updated our Code of Ethics and have filed the revision as Exhibit 14.1 to this Annual Report on Form 10-K. Additionally, we have adopted corporate governance guidelines and charters for our Audit and Compensation Committees. All of these materials are available free of charge on our website at www.galaxyfoods.com or by requesting a copy by writing to: Corporate Secretary, Galaxy Nutritional Foods, Inc. 5955 T.G. Lee Boulevard, Suite 201, Orlando, FL 32822.

Standing Committees

Since January 2006, the Board maintains no separate standing committees. The functions of the audit committee, compensation committee and nominating committee are being carried out by the entire Board. Any issues that arise are addressed by the independent directors or the entire Board, as necessary.

On August 17, 2006, the Board resolved that when the Board acts in the capacity of the audit committee, Mr. Robert S. Mohel would serve as the Audit Committee Chairman. Mr. Mohel was determined to be an "audit committee financial expert" within the meaning of the SEC regulations based on his experience as a practicing Certified Public Accountant.

On November 15, 2004, the Board determined that it would not establish a formal nominating committee and it adopted certain procedural guidelines for director nominations. All directors participate in the consideration and selection of director nominees. There have been no material changes to these procedures since their adoption in fiscal 2005.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

The following is a discussion of our program for compensation of our executive officers and directors. As of May 31, 2007, we do not have a compensation committee, and as such, our Board is responsible for determining our compensation program.

Compensation Program Objectives

Our Board determines the compensation program provided to our Chief Executive Officer in its sole discretion. The Chief Executive Officer then determines the compensation provided to other executive officers and employees of our Company. Our executive compensation program is designed to attract and retain talented executives to meet our short-term and long-term business objectives with a package that is fair and equitable to all parties involved. In doing so, we attempt to align our executives' interests with the interests of our stockholders by providing an adequate compensation package to such executives. This executive compensation package typically includes a (i) base salary, which we believe is competitive with other companies of our relative size; (ii) performance bonuses, (iii) stock options or stock awards; (iv) auto allowances; and (v) other standard employee benefits.

Base Salary

The base salary component of our compensation program is intended to compensate our senior executives for their job responsibilities and allows us to attract and retain top talent, consistent with our objectives. Base salaries are reviewed annually by the Board. Adjustments are made based on the qualifications and experience of the executive, the performance of the executive, recommendations from the Chief Executive Officer for all executives except himself and the performance of our Company. The Board separately reviews the performance of the Chief Executive Officer, as described above, and makes adjustments as warranted. Due to significant working capital deficiencies in the past, our executive officers did not receive any base salary increases in the past three fiscal years.

Performance Bonuses

Annual bonuses are largely based on our Company and executive performance. Currently, there are no specific strategic, financial and operating performance measures upon which the performance bonus is calculated. Rather the Board reviews the financial condition of our Company along with the performance of the executive during the year and recommends a bonus amount or pool that can be distributed among the employees. As we have had significant working capital deficiencies in the past, our executive officers received minimal, if any, bonuses during the fiscal years ended March 31, 2006 and 2005. As a result of the vast improvements in operations and cash flows in fiscal 2007, the Board recommended a bonus pool of $250,000 for the fiscal year ended March 31, 2007.

Stock Options or Stock Awards

We grant certain options to our executive and non-executive employees and directors as part of our compensation package. This package may include short-term and long-term stock-based compensation to certain executives which is intended to align the performance of our executives with our short and long-term business strategies. Typically, stock options are issued with an exercise price at or above the current market value of our common stock. Accordingly, they have minimal current value. However, there is consideration related to the fact that the option has the potential for an appreciated future value. As such, the future value may be the most significant factor of the option. We value the future value of our option and stock awards in accordance with SFAS 123R using the Black-Scholes option-pricing model. We believe that the direct or potential ownership of stock will also provide incentive to our executives to be mindful of the perspective of our Company stockholders.

Auto Allowances

We often grant standard auto allowances to our executive and non-executive employees as part of our compensation package. These allowances are to cover the executive’s auto expenses related to their job function, but may entail a personal use element which is reported as taxable income at year-end.

Other Standard Employee Benefits

Our Company offers competitive health, dental, life and disability insurance packages to all our employees. Additionally, we offer 50% employer matching on an employee’s contribution to their 401(k) plan up to 6% of their salary. We offer these employee benefits to all of our employees to provide security and a level of protection that will enable the employees to work without having the distraction of having to manage undue risk. The health insurance also provides access to preventative medical care which may contribute to the overall well being of the employee by helping the employee function at a high energy level and manage job related stress. We believe these employee benefits lead to enhanced job performance by our employees.

Additionally, our executive and certain non-executive employees receive other de-minimus employee benefits such as cell phones and computers that are directly related to job functions but may contain a personal use element. These de-minimus benefits are considered to be a goodwill gesture that contributes to enhanced job performance.

Compensation of Management

Employment Agreements

Michael E. Broll. On July 8, 2004, Michael E. Broll, a member of our Board, was appointed as our Chief Executive Officer. We entered into a one-year employment agreement with Mr. Broll pursuant to which Mr. Broll is entitled to receive an annual base salary of $200,000 plus a performance bonus at the discretion of the Board, standard health benefits, a housing allowance up to $3,500 per month and an auto allowance of $1,500 per month. Mr. Broll was awarded a discretionary cash bonus of $75,000 in the fiscal year ended March 31, 2007. Effective April 1, 2007, the Board increased Mr. Broll’s annual base salary from $200,000 to $240,000. The employment agreement renews automatically for one-year periods unless cancelled by either party ninety days prior to the end of the term. In the event Mr. Broll’s employment is terminated without cause, he will be entitled to receive one year of his base salary subject to normal payroll deductions payable at the option of the Company in a lump sum or over a period of one year. Upon a merger or sale of our Company, we may assign our rights and obligations under the agreement to the successor or purchaser. We estimate that a termination obligation for Mr. Broll would be approximately $240,000 plus the employer portion of payroll taxes using the current salary rates in effect as of April 1, 2007.

Salvatore J. Furnari. On November 11, 2001, Mr. Furnari was appointed as Controller and on July 8, 2002, he was appointed as our Chief Financial Officer. Under the terms of his current employment agreement, which has no stated end, he will receive an annual base salary of $145,000. Mr. Furnari is entitled to standard health benefits and an auto allowance of $1,500 per month. Mr. Furnari was awarded a discretionary cash bonus of $29,500 in the fiscal year ended March 31, 2007. Effective April 1, 2007, Mr. Furnari’s annual base salary increased to $149,350. In the event Mr. Furnari’s employment is terminated without cause or his position as Chief Financial Officer and responsibilities change without his consent, he will be entitled to receive one year of his base salary, vacation pay, auto allowance and health benefits as severance subject to normal payroll deductions over a period of one year. Additionally, if there is a change of control, any unvested stock options would become immediately and fully vested. We estimate that a termination obligation for Mr. Furnari would be approximately $199,160 plus the employer portion of payroll taxes using the current salary, auto and benefit rates in effect as of April 1, 2007.

John W. Jackson. In August 1993, Mr. Jackson was appointed as Senior Vice President of Global Sales. Mr. Jackson’s current employment agreement has no stated end and provides for a base salary of $144,900 and an auto allowance of $1,500 per month. Mr. Jackson is also entitled to a bonus that shall not exceed 40% of his base salary based on certain personal and Company goals as established by our Chief Executive Officer. Mr. Jackson was awarded a discretionary cash bonus of $15,000 in the fiscal year ended March 31, 2007. Effective April 1, 2007, Mr. Jackson’s annual base salary increased to $149,247. In the event of a change in ownership of our Company which results in his termination, Mr. Jackson will be entitled to receive three years of his base salary as severance. In the event Mr. Jackson’s employment is otherwise terminated, he is entitled to receive one year of his base salary as severance. We estimate that a termination by our Company would result in a termination obligation for Mr. Jackson of approximately $149,247 plus the employer portion of payroll taxes using the current salary rates in effect as of April 1, 2007. In the event of a change of ownership that results in a termination, we estimate that a termination obligation for Mr. Jackson would be approximately $447,741 plus the employer portion of payroll taxes using the current salary rates in effect as of April 1, 2007.

SUMMARY COMPENSATION TABLE

The following table sets forth the compensation during the fiscal years ended March 31, 2007, 2006 and 2005 paid to the following individuals (each, a “Named Executive Officer”): (i) all individuals serving as our Principal Executive Officer (“PEO”) during the last fiscal year; (ii) all individuals serving as our Principal Financial Officer (“PFO”) during the last fiscal year; (iii) our three other most highly compensated executive officers who were serving as executive officers as of March 31, 2007; and (iv) up to two additional individuals for whom disclosure would have been provided pursuant to clause (iii) above, but for the fact that the individual was not serving as an executive officer at the end of the last completed fiscal year. However, in the cases of clauses (iii) and (iv) above, no disclosure is provided for any individual whose total annual compensation does not exceed $100,000.

(a)	(b)	(c)	(d)	(e)	(f)		(g)	(h)	(i)		(j)
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(11)		Total ($)
Michael E. Broll (1)
PEO	2007	200,000	75,000	-	18,000	(2)	-	-	49,946	(3)	342,946
	2006	200,000	-	-	-		-	-	56,753	(3)	256,753
	2005	143,846	25,000	-	-		-	-	32,310	(3)	201,156

Salvatore J. Furnari (4)
PFO	2007	145,000	29,500	-	-		-	-	22,740	(6)	197,240
	2006	145,000	3,000	-	-		-	-	20,788	(6)	168,788
	2005	145,000	-	-	41,300	(5)	-	-	27,450	(6)	213,750

John W. Jackson (7)
Senior VP of	2007	144,900	15,000	-	-	(8)	-	-	22,351	(10)	182,251
Global Sales	2006	144,900	-	-	-		-	-	20,898	(10)	165,798
	2005	144,820	-	-	5,040	(9)	-	-	20,396	(10)	170,256

(1)
On July 8, 2004, Michael E. Broll, a member of our Board, was appointed as our Chief Executive Officer. We entered into a one-year employment agreement with Mr. Broll pursuant to which Mr. Broll is entitled to receive an annual base salary of $200,000 plus a performance bonus at the discretion of the Board, standard health benefits, a housing allowance up to $3,500 per month and an auto allowance of $1,500 per month. Mr. Broll was awarded a discretionary cash bonus of $75,000 and $25,000 in the fiscal years ended March 31, 2007 and 2005, respectively. Effective April 1, 2007, the Board increased Mr. Broll’s annual base salary from $200,000 to $240,000.

(2)
On August 17, 2006, we granted Mr. Broll an option to purchase 100,000 shares of our common stock at an exercise price of $0.44 per share, which is equal to 110% of the closing market price on the date of grant. This option is fully vested and exercisable with an expiration date of August 17, 2011. This option was not issued under any stockholder approved Equity Incentive Plan. We estimated the fair value of the option award to be $18,000 in accordance with SFAS 123R using the assumptions disclosed in Note 1 of our Financial Statements for the year ended March 31, 2007.

(3)
We paid Mr. Broll $18,000 for an auto allowance plus $31,946 for housing expenses during the fiscal year ended March 31, 2007. We paid Mr. Broll $18,000 for an auto allowance plus $37,740 for housing expenses during the fiscal year ended March 31, 2006. We paid Mr. Broll $12,000 for an auto allowance plus $20,310 for housing expenses during the fiscal year ended March 31, 2005. During the fiscal year ended March 31, 2006, Mr. Broll received an employer match on his 401(k) contributions in the amount of $1,013.

(4)
On July 8, 2002, Salvatore J. Furnari was appointed Chief Financial Officer of our Company. From November 2002 to July 8, 2002, he worked as our Controller. Mr. Furnari is entitled to receive an annual base salary of $145,000 and an auto allowance of $1,500 per month. Effective April 1, 2007, Mr. Furnari’s annual base salary increased to $149,350. Mr. Furnari was awarded a discretionary cash bonus of $29,500 and $3,000 in the fiscal years ended March 31, 2007 and 2006.

(5)
In consideration for past performance and continued employment, on October 1, 2004, we granted Mr. Furnari an option to purchase 70,000 shares of our common stock at an exercise price of $2.05 per share. The closing market price on the date of grant was $1.20 per share. This option is fully vested and exercisable with an expiration date of October 1, 2014. This option was not issued under any stockholder approved Equity Incentive Plan. We estimated the fair value of the option award to be $41,300 in accordance with SFAS 123 using the assumptions disclosed in Note 1 of our Financial Statements for the year ended March 31, 2007.

(6)
During the fiscal years ended March 31, 2007, 2006 and 2005, Mr. Furnari received an auto allowance of $18,000, $18,000 and $27,450, respectively. Additionally, in the fiscal years ended March 31, 2007 and 2006, Mr. Furnari received compensation for unused vacation time totaling $4,740 and $2,788, respectively.

(7)
Effective April 1, 2004, John W. Jackson’s employment agreement provides for an annual base salary of $144,900 and an auto allowance of $1,500 per month. Effective April 1, 2007, Mr. Jackson’s annual base salary increased to $149,247.

(8)
During the fiscal year ended March 31, 2007, Mr. Jackson allowed an option to purchase 7,143 shares at an exercise price of $2.05 expire, unexercised on its expiration date of May 16, 2006. There was no compensation expense previously calculated on the award that was granted in 1996, since awards made to employees were valued under the recognition and measurement principles of APB 25 as further detailed in Note 1 of our Financial Statements for the year ended March 31, 2007.

(9)
In consideration for past performance and continued employment, on October 1, 2004, we granted to Mr. Jackson an option to purchase 7,000 shares of our common stock at an exercise price of $1.28 per share. The closing market price on the date of grant was $1.20 per share. This option is fully vested and exercisable with an expiration date of October 1, 2014. We estimated the fair value of the option award to be $5,040 in accordance with SFAS 123 using the assumptions disclosed in Note 1 of our Financial Statements for the year ended March 31, 2007.

(10)
During the fiscal years ended March 31, 2007, 2006 and 2005, Mr. Jackson received an auto allowance of $18,000, $18,000 and $17,500, respectively. During the fiscal years ended March 31, 2007, 2006 and 2005, Mr. Jackson received an employer match on his 401(k) contributions on which he is 100% vested in the amount of $4,351, $2,898 and $2,896, respectively.

(11)
Other than the information described in the footnotes above, there were no other annual compensation, perquisites or other personal benefits, securities or property greater than $10,000 paid to or on behalf of the Named Executive Officers. The employer portion of health benefits paid on behalf of the Named Executive Officers are not included in the Summary Compensation Table as they are generally available to all salaried employees.

GRANTS OF PLAN-BASED AWARDS FOR FISCAL 2007
(a)	(b)	(c) (f)	(d) (g)	(e) (h)	(i)	(j)	(k)	(l)	(m)
		Estimated Future Payouts under Non-Equity & Equity Incentive Plan Awards (1)
Name	Grant Date	Threshold ($) (#)	Target ($) (#)	Maximum ($) (#)	All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Closing Market Price on Date of Grant ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)
Michael E. Broll (2)
PEO	08/17/06	-	-	-	-	100,000	0.44	0.40	18,000

(1)
There were no estimated future payouts under Non-equity or Equity Incentive Plans to any Named Executive Officers during the fiscal year ended March 31, 2007, and there are no thresholds or maximums (or equivalent items) for such awards.

(2)
On August 17, 2006, we granted Mr. Broll an option to purchase 100,000 shares of our common stock at an exercise price of $0.44 per share, which is equal to 110% of the closing market price on the date of grant. This option is fully vested and exercisable with an expiration date of August 17, 2011. This option was not issued under any stockholder approved Equity Incentive Plan. We estimated the fair value of the option award to be $18,000 in accordance with SFAS 123R using the assumptions disclosed in Note 1 of our Financial Statements for the year ended March 31, 2007.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

(a)	(b)		(c)	(d)	(e)	(f)	(g)	(h)	(i)	(i)
	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($/Sh)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Michael E. Broll
PEO	200,000	(1)	-	-	3.29	12/17/08	-	-	-	-
	100,000	(1)	-	-	0.44	08/17/11	-	-	-	-

Salvatore J. Furnari
PFO	10,000	(2)	-	-	2.05	11/12/11	-	-	-	-
	20,000	(3)	-	-	2.05	07/08/12	-	-	-	-
	70,000	(1)	-	-	2.05	10/01/14	-	-	-	-

John W. Jackson
Senior VP of	14,286	(3)	-	-	2.05	09/24/08	-	-	-	-
Global Sales	75,000	(2)	-	-	2.05	04/19/11	-	-	-	-
	7,000	(3)	-	-	1.28	10/01/14	-	-	-	-

(1)	These options were not issued under any stockholder approved Equity Incentive Plan.

(2)	These options were not issued under any stockholder approved Equity Incentive Plan, but were later individually approved by the stockholders on September 30, 2003.

(3)	These options were issued under our Company’s 1996 Stock Plan, as amended, that was approved by the stockholders in 1996 and 2001.

OPTION EXERCISES AND STOCK VESTED FOR FISCAL 2007

There were no options exercised or stock vested by any Named Executive Officer during the fiscal year ended March 31, 2007.

DIRECTOR COMPENSATION FOR FISCAL 2007
(a)	(b)	(c)	(d)		(e)	(f)	(g)	(h)
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
David H. Lipka (1)
Chairman	115,000	-	18,000	(2)	-	-	-	133,000

Peter J. Jungsberger (3)
Director	6,000	-	19,000	(4)	-	-	-	25,000

Robert S. Mohel (3) (5)
Audit Committee Chairman	13,500	-	19,000	(4)	-	-	-	32,500

Angelo S. Morini (6)
Former Director	-	-	18,000	(2)	-	-	351,041	369,041

Joanne R. Bethlahmy (3)
Former Director	-	-	5,500	(7)	-	-	-	5,500

M.A. Patrice Videlier (3) (8)
Former Director	-	-	-		-	-	-	-

(1)
On August 17, 2006, in recognition of Mr. David H. Lipka’s substantial efforts on behalf of our Company, the Board voted to increase his compensation in his capacity as Chairman of the Board, from $60,000 per year to $120,000 per year. As a result of this increase, Mr. Lipka is no longer considered an “independent” director within the meaning of applicable securities regulations. Additionally in March 2007, Mr. Lipka was awarded a bonus of $20,000 for the fiscal year ended March 31, 2007.

(2)
On August 17, 2006, we granted to both Mr. Lipka and Mr. Morini an option to purchase 100,000 shares of our common stock at an exercise price of $0.44 per share, which is equal to 110% of the closing market price on the date of grant. Such options are fully vested and exercisable with an expiration date of August 17, 2011. We estimated the fair value of the option awards to be $18,000 each in accordance with SFAS 123R using the assumptions disclosed in Note 1 of our Financial Statements for the year ended March 31, 2007.

(3)
Each independent director who served on the Board during the fiscal year ended March 31, 2007 was entitled to receive a fee of $1,500 plus expenses for each in-person Board meeting day they attended. The independent directors who served during the fiscal year ended March 31, 2007 were Mr. Jungsberger, Mr. Mohel, Ms. Bethlahmy and Mr. Videlier.

(4)
On August 7, 2006, we granted to both Mr. Jungsberger and Mr. Mohel an option to purchase 100,000 shares of our common stock at an exercise price of $0.45 per share, which is equal to 110% of the closing market price on the date of grant. Such options are fully vested and exercisable with an expiration date of August 7, 2011. We estimated the fair value of the option awards to be $19,000 each in accordance with SFAS 123R using the assumptions disclosed in Note 1 of our Financial Statements for the year ended March 31, 2007.

(5)	Mr. Robert S. Mohel receives $3,000 per quarter for his services as chairman of the audit committee.

(6)
In a Second Amended and Restated Employment Agreement effective October 13, 2003, Mr. Angelo S. Morini resigned from his positions with our Company as Vice Chairman and President and he is no longer involved in the daily operations of our Company. Mr. Morini remained a director of our Company until his resignation on March 8, 2007. Mr. Morini continues to be a stockholder in our Company. Additionally, he may carry out special assignments designated to him by the Chairman of the Board. The agreement is for a five-year period beginning October 13, 2003 and provides for an annual base salary of $300,000, plus standard health insurance benefits, club dues and an auto allowance.

Because Mr. Morini is no longer performing ongoing services for our Company, we accrued and expensed the five-year cost of this agreement in October 2003. The total estimated costs expensed under this agreement were $1,830,329 of which $560,796 remained unpaid but accrued ($366,305 as short-term liabilities and $194,491 as long-term liabilities) as of March 31, 2007. The obligation is being paid out in nearly equal monthly installments ending in October 2008.

For the fiscal year ended March 31, 2007, in addition to Mr. Morini’s base salary of $300,000, we paid $23,400 for an auto allowance, $9,100 for club dues, $7,170 for life insurance and $11,371 for health insurance for Mr. Morini.

In June 1999, in connection with an amended and restated employment agreement for Mr. Morini, we consolidated two full-recourse notes receivable ($1,200,000 from November 1994 and $11,572,200 from October 1995) related to his purchase of 2,914,286 shares of our common stock into a single stockholder note receivable in the amount of $12,772,200 that was due on June 15, 2006. This stockholder note receivable was non-interest bearing and non-recourse and was secured by the 2,914,286 shares of our common stock (the “Shares”).

For the fiscal year ended March 31, 2006, we reserved $10,120,200 against this stockholder note receivable under the assumption that we would not be able to collect proceeds in excess of the $2,652,000 value of the Shares as of such date. The value of the Shares was computed using the closing price of our common stock on March 31, 2006 of $0.91 multiplied by the 2,914,286 shares.

On June 16, 2006, Mr. Morini failed to repay the non-recourse note obligation to our Company. On June 20, 2006, we delivered notice to Mr. Morini that we intended to exercise our rights to the Shares and retain all the Shares in full satisfaction of his obligations under the stockholder note receivable. On July 6, 2006, Mr. Morini consented to our acceptance of the Shares in full satisfaction of his obligations under the stockholder note receivable. Based upon the $0.42 closing price of our common stock as quoted on the OTC Bulletin Board on June 16, 2006, the Shares had an approximate value of $1,224,000 on such date. Accordingly, we recorded an additional expense of $1,428,000 in the fiscal year ended March 31, 2007 in order to record the additional decline in the value of the Shares from its $2,652,000 value as of March 31, 2006. In July 2006, we cancelled the Shares along with 30,443 other treasury shares.

(7)
Ms. Joanne Bethlahmy was a director until her resignation on July 20, 2006. In consideration of her appointment as a member of the Board on October 1, 2004, we granted Ms. Bethlahmy an option to purchase 200,000 shares of our common stock at an exercise price of $1.56 per share, which is equal to 130% of the closing market price on the date of grant. This option was to vest as to 100,000 shares on October 1, 2004; 50,000 shares on October 1, 2005; and 50,000 shares on October 1, 2006. In fiscal 2005, we estimated the fair value of the option award to be $88,000 in accordance with SFAS 123 using the assumptions disclosed in Note 1 of our Financial Statements for the year ended March 31, 2007. This expense was amortized over the service period with the final $5,500 of expense recognized during the fiscal year ended March 31, 2007. On June 1, 2006, the Board approved an acceleration and immediate vesting on the remaining 50,000 shares under the option award. The modification of the option award during the fiscal year ended March 31, 2007 did not result in any additional compensation expense.

(8)	Mr. M.A. Patrice Videlier was a director until his resignation on May 2, 2006. He received no compensation during the fiscal year ended March 31, 2007.

Compensation Committee Interlocks and Insider Participation

Since January 2006, due to the vacancies created through resignations on the Board, the Board has been operating without a formal compensation committee. Any issues that arise are addressed by the independent directors or the entire Board, as necessary. The Board evaluates and determines compensation for the Chief Executive Officer and then grants the Chief Executive Officer discretionary authority to evaluate and determine compensation for the other employees of the Company.

The Board has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) with management. Based on the review and such discussions, the Board approved the inclusion of the Compensation Discussion and Analysis as presented above in this Annual Report on Form 10-K.

Respectively submitted by the Board of Directors as of May 31, 2007:

David H. Lipka
Michael E. Broll
Peter J. Jungsberger
Robert S. Mohel

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table describes our compensation plans under which our common stock is authorized for issuance as of March 31, 2007:

Equity Compensation Plan Information Table
	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	4,177,893	$3.13	960,000
Equity compensation plans not approved by security holders (1)	1,112,857	$1.87	N/A
Total	5,290,750	$2.86	960,000

(1)	These securities were issued pursuant to individual compensation arrangements prior to July 2, 1997 or after December 15, 2003 and have not been approved by security holders.

Security Ownership of Certain Beneficial Owners

The following table describes the beneficial ownership of our common stock by each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding shares of our capital stock outstanding as of May 31, 2007. Beneficial ownership has been determined in accordance with the rules of the Securities and Exchange Commission to include securities that a named person or entity has the right to acquire within sixty (60) days.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percent of Class (2)

Frederick A. DeLuca
c/o Doctor’s Associates, Inc.
325 Bic Drive
Milford, Connecticut 06460	12,880,663	(3)	49.3%

Angelo S. Morini
5373 Isleworth Country Club Dr.	3,711,912	(4)	18.3%
Windermere, Florida 34786

Royce & Associates LLC
1414 Avenue of the Americas
New York, NY 10019	1,796,200	(5)	10.5%

John Hancock Advisers LLC
601 Congress Street
Boston, Massachusetts 02210	1,139,348	(6)	6.7%

Fromageries Bel S.A.
4 rue d Anjou
Paris, France 75008	1,111,112	(7)	6.5%

BC Advisors LLC
300 Crescent Court, Suite 1111
Dallas, Texas 75201	1,104,808	(8)	6.4%

(1)	The inclusion herein of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of these shares.

(2)
The total number of shares of our common stock outstanding as of May 31, 2007 is 17,110,016. The percentages are calculated on the basis of the amount of shares outstanding plus shares which may be acquired through the exercise of options, warrants, rights or conversion privileges by such holder within sixty (60) days of such date.

(3)
Pursuant to a Note Purchase Agreement dated July 19, 2006 as amended on March 14, 2007, we issued a new unsecured convertible note for $2,685,104.17 (the “Note”) to Mr. DeLuca. No interest or principal payments are required under the Note until its maturity on October 19, 2008. Principal, together with any accrued and unpaid interest, on the Note is convertible at any time into shares of our common stock at a conversion price of $0.35 per share. Assuming Mr. DeLuca converted the Note and the accrued but unpaid interest thereon as of May 31, 2007, he would be entitled to receive 8,510,821 shares of our common stock. Includes a warrant to acquire 200,000 shares of our common stock at $0.35 per share, expiring on July 19, 2009. Includes a warrant to acquire 300,000 shares of our common stock at $1.53 per share, expiring on October 17, 2008. The information is based on a Schedule 13D/A filed with the SEC on April 4, 2007. Mr. DeLuca has direct beneficial ownership of and has sole voting and investment dispositive power over all the reported shares.

(4)
Includes options to acquire 3,125,125 shares of our common stock, which are currently exercisable at prices ranging from $0.44 to $5.25 per share. Options expire as to 432,797 on July 1, 2007, as to 517,203 shares on December 4, 2007, as to 1,357,000 shares on June 15, 2009, as to 343,125 on December 15, 2010, as to 375,000 on April 19, 2011 and as to 100,000 on August 17, 2011. With the exception of the options, 10,500 shares held in a nominee name, 286 shares held in joint tenancy and 714 shares held individually, all of Mr. Morini’s shares and warrant are held by Morini Investments Limited Partnership, a Delaware limited partnership, of which Mr. Morini is the sole limited partner and Morini Investments LLC, a Delaware limited liability company, is the sole general partner. Mr. Morini is the sole member of Morini Investments LLC.

(5)
The information is based solely on a Schedule 13G/A filed with the SEC on January 22, 2007. Royce & Associates LLC has direct beneficial ownership of and has sole voting and dispositive power over all the reported shares.

(6)
The information is based solely on a Schedule 13G/A filed with the SEC on February 2, 2007 by Manulife Financial Corporation (“MFC”). MFC may be deemed to have beneficial ownership of the shares through its indirect, wholly-owned subsidiary John Hancock Advisers, LLC. John Hancock Advisers, LLC has direct beneficial ownership of and has sole voting and dispositive power over all the reported shares.

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

(8)
Includes options to acquire 150,000 shares of our common stock at $1.53 per share. Such options expire on October 17, 2008. The information is based solely on a Schedule 13G/A filed with the SEC on February 12, 2007. BC Advisors LLC (“BCA”) has direct beneficial ownership of and has sole voting and dispositive power over all the reported shares. BC Advisors LLC acquired the shares for the account of SRB Greenway Capital, L.P. (“SRBGC”), SRB Greenway Capital (Q.P.), L.P. (“SRBQP”), and SRB Greenway Offshore Operating Fund, L.P. (“SRB Offshore”). BCA is the general partner of SRB Management, L.P. which is the general partner of SRBGC, SRBQP and SRB Offshore. Steven R. Becker is the sole principal of BCA.

Security Ownership of Management

The following table describes the beneficial ownership of our common stock by (i) each Named Executive Officer, (ii) each director, and (iii) all of our directors and executive officers as a group, outstanding as of May 31, 2007. Beneficial ownership has been determined in accordance with the rules of the Securities and Exchange Commission to include securities that a named person has the right to acquire within sixty (60) days:

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percent of Class (2)

David H. Lipka	384,353	(3)	2.2%

Michael E. Broll	301,114	(4)	1.7%

Peter J. Jungsberger	125,000	(5)	*

Robert S. Mohel	110,000	(5)	*

Salvatore J. Furnari	103,912	(6)	*

John W. Jackson	100,223	(7)	*

All executive officers and directors as a group	1,124,602		6.2%

*	Less than 1%.

(1)
The inclusion herein of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of these shares. Each of these persons may be contacted at our Company address of 5955 T.G. Lee Boulevard, Suite 201, Orlando, Florida 32822.

(2)
The total number of shares of our common stock outstanding as of May 31, 2007 is 17,110,016. The percentages are calculated on the basis of the amount of shares outstanding plus shares which may be acquired through the exercise of options, warrants, rights or conversion privileges by such holder within sixty (60) days of such date.

(3)
Includes currently exercisable options to acquire (a) 100,000 shares of our common stock at $0.44 per share, expiring on August 17, 2011; (b) 200,000 shares of our common stock at $2.17 per share, expiring on December 17, 2007; (c) 225 shares of our common stock at $2.90 per share, expiring on October 1, 2013; (d) 286 shares of our common stock at $1.20 per share, expiring on October 1, 2014; and (e) 286 shares of our common stock at $1.75 per share, expiring on October 1, 2015.

(4)
Includes currently exercisable options to acquire (a) 100,000 shares of our common stock at $0.44 per share, expiring on August 17, 2011; and (b) 200,000 shares of our common stock at $3.29 per share, expiring on December 17, 2008.

(5)	Includes a currently exercisable option to acquire 100,000 shares of our common stock at $0.45 per share, expiring on August 7, 2011.

(6)
Includes currently exercisable options to acquire 20,000 and 10,000 shares of our common stock at $2.05 per share, which expire on November 12, 2011 and July 8, 2012, respectively. These options had an original exercise price of $5.60 and $4.55 per share, respectively, but were repriced to $2.05 on October 11, 2002. Also, includes a currently exercisable option to acquire 70,000 shares of our common stock at $2.05 per share, expiring on October 1, 2014.

(7)
Includes a currently exercisable option to acquire 7,000 shares of our common stock at $1.28 per share, expiring on October 1, 2014. Also, includes currently exercisable options to acquire 89,286 shares of our common stock at $2.05 per share. These options had original exercise prices ranging from $2.84 to $4.40 per share, but were repriced to $2.05 on October 11, 2002. Options expire as to 14,286 shares on September 24, 2008 and as to 75,000 shares on April 19, 2011.

Change in Control

Pursuant to a Note Purchase Agreement dated July 19, 2006, we issued a new unsecured convertible note for $2,685,104 (the “Convertible Note”) to Mr. Frederick DeLuca. The Convertible Note accrues interest at 12.5% per annum. No interest or principal payments are required under the Convertible Note until its maturity. Principal, together with any accrued and unpaid interest, on the Convertible Note is convertible at any time prior to payment into shares of our common stock at a conversion price of $0.35 per share. Pursuant to a Note Modification Agreement dated March 14, 2007, our Company and Mr. DeLuca agreed to extend the maturity date of the Convertible Note from October 19, 2007 to October 19, 2008. All other terms of the Convertible Note remain the same.

As a result of the convertible features of the Convertible Note, Mr. DeLuca’s ownership in our Company may increase from approximately 23% to nearly 52% by October 2008. The calculation of ownership assumes, among other things, that Mr. DeLuca converts the entire amount of principal and all accrued interest on the Convertible Note through October 19, 2008 into an aggregate of 9,861,364 shares and exercises of all of his currently outstanding warrants into 500,000 shares of our common stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

Transactions with Officers and Directors

Please see “ITEM 11. EXECUTIVE COMPENSATION.”

Transactions with Others

Frederick A. DeLuca, greater than 20% Common Stockholder

Pursuant to a Note Purchase Agreement dated July 19, 2006, we issued a new unsecured convertible note for $2,685,104 (the “Convertible Note”) to Mr. Frederick DeLuca. The proceeds from the Convertible Note were used to repay or refinance $2.4 million in notes that matured on June 15, 2006 and a $285,104 registration rights penalty owed to Mr. DeLuca. The Convertible Note accrues interest at 12.5% per annum. No interest or principal payments are required under the Convertible Note until its maturity. Principal, together with any accrued and unpaid interest, on the Convertible Note is convertible at any time prior to payment into shares of our common stock at a conversion price of $0.35 per share. The closing market price of our common stock as quoted on the OTC Bulletin Board on July 19, 2006 was $0.28. As additional consideration for making the loan, we issued Mr. DeLuca a warrant (the “Warrant”) to purchase up to 200,000 shares of our common stock at an exercise price equal to $0.35 per share. The Warrant is fully vested and can be exercised on or before the expiration date of July 19, 2009. In July 2006, we recorded the $18,000 fair value of the Warrant as a discount to debt that is being amortized to interest expense from July 2006 through October 2007.

Pursuant to a Note Modification Agreement dated March 14, 2007, our Company and Mr. DeLuca agreed to extend the maturity date of the Convertible Note from October 19, 2007 to October 19, 2008. All other terms of the Convertible Note remain the same. Due to the extension of the maturity date, the Convertible Note is classified as a long-term liability as of March 31, 2007.

Pursuant to the Note Purchase Agreement dated July 19, 2006 and the Note Modification Agreement dated March 14, 2007, our Convertible Note together with any accrued and unpaid interest thereon, is convertible at any time prior to payment into shares of our common stock at a conversion price of $0.35 per share. As a result of the convertible features of the Convertible Note, Mr. DeLuca’s ownership in our Company may increase from approximately 23% to nearly 52% by October 2008. The calculation of ownership assumes, among other things, that Mr. DeLuca converts the entire amount of principal and all accrued interest on the Convertible Note through October 19, 2008 into an aggregate of 9,861,364 shares and exercises of all of his currently outstanding warrants into 500,000 shares of our common stock.

Mr. DeLuca’s has 100% interest in the above transaction. Since December 2002, Mr. Lipka, our Chairman of the Board, has agreed to serve as a director of our Company at the request of Mr. DeLuca. Mr. DeLuca has no other transactions with our Company other than those described above. Additionally, Mr. DeLuca has no other relationships with our Company other than as a note holder and a stockholder.

BC Advisors LLC, greater than 5% Common Stockholder

In October 2005, pursuant to several Note and Warrant Purchase Agreements dated September 28, 2005, we received a $485,200 loan from SRB Greenway Capital (Q.P.), L.P., a $69,600 loan from SRB Greenway Capital, L.P., and a $45,200 loan from SRB Greenway Offshore Operating Fund, L.P. The combined total of these loans was $600,000. The loans were evidenced by unsecured promissory notes (the “Notes”) held by the above referenced parties (the “Note Holders”). The Notes required monthly interest-only payments at 3% above the bank prime rate of interest per the Federal Reserve Bank and matured on June 15, 2006. In consideration for the Notes and in accordance with an exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, we issued to SRB Greenway Capital (Q.P.), L.P., SRB Greenway Capital, L.P., and SRB Greenway Offshore Operating Fund, L.P., warrants to purchase up to 121,300 shares, 17,400 shares, and 11,300 shares, respectively, of our common stock at an exercise price equal to $1.53 (95% of the lowest closing price of our common stock in the sixty calendar days immediately preceding October 17, 2005). The warrants fully vested on October 17, 2005 and can be exercised on or before the expiration date of October 17, 2008. Also in consideration for the Notes, we granted the Note Holders “piggy back” registration rights with respect to the shares underlying the warrants. These shares were registered on December 30, 2005.

We received a letter on June 20, 2006, from all of the Note Holders notifying the Company that our failure to pay the amounts due and owing on the maturity date constitutes a default under the Notes held by those Note Holders. Pursuant to the terms of the Notes, since we did not cure the default within 10 days after receipt of the notice of default, we were obligated to pay interest at the default rate of 8% above the Prime Rate beginning July 1, 2006.

Pursuant to a Note Purchase Agreement dated July 19, 2006, we issued the Convertible Note for $2,685,104 to Mr. DeLuca and used the proceeds to repay the Notes during the fiscal year ended March 31, 2007.

BC Advisors LLC has direct beneficial ownership of and has sole voting and dispositive power over all the reported shares of the above referenced Note Holders. Steven R. Becker is the sole principal of BC Advisors LLC. BC Advisors LLC has no other relationships with our Company other than as a former note holder and a stockholder.

Indebtedness of Management

In June 1999, in connection with an amended and restated employment agreement for Angelo S. Morini, we consolidated two full-recourse notes receivable ($1,200,000 from November 1994 and $11,572,200 from October 1995) related to his purchase of 2,914,286 shares of our common stock into a single stockholder note receivable in the amount of $12,772,200 that was due on June 15, 2006. This stockholder note receivable was non-interest bearing and non-recourse and was secured by the 2,914,286 shares of our common stock (the “Shares”).

For the fiscal year ended March 31, 2006, we reserved $10,120,200 against this stockholder note receivable under the assumption that we would not be able to collect proceeds in excess of the $2,652,000 value of the Shares as of such date. The value of the Shares was computed using the closing price of our common stock on March 31, 2006 of $0.91 multiplied by the 2,914,286 shares.

On June 16, 2006, Mr. Morini failed to repay the non-recourse note obligation to our Company. On June 20, 2006, we delivered notice to Mr. Morini that we intended to exercise our rights to the Shares and retain all the Shares in full satisfaction of his obligations under the stockholder note receivable. On July 6, 2006, Mr. Morini consented to our acceptance of the Shares in full satisfaction of his obligations under the stockholder note receivable. Based upon the $0.42 closing price of our common stock as quoted on the OTC Bulletin Board on June 16, 2006, the Shares had an approximate value of $1,224,000 on such date. Accordingly, we recorded an additional expense of $1,428,000 in the fiscal year ended March 31, 2007 in order to record the additional decline in the value of the Shares from its $2,652,000 value as of March 31, 2006. In July 2006, we cancelled the Shares along with 30,443 other treasury shares.

Review, Approval or Ratification of Transactions with Related Parties

The Board evaluates and approves transactions between our Company and the Chief Executive Officer and then grants the Chief Executive Officer discretionary authority to approve and enter into transactions with other employees of the Company. Although there is no specific written policy, the Board must evaluate and approve transactions between our Company and any other related parties consistent with historical practice.

There have been no circumstances during the fiscal year ended March 31, 2007 or since such date where the review, approval or ratification policies and procedures were not followed.

Director Independence

Our Board is responsible for overseeing and interacting with senior management with respect to key aspects of our business, including strategic planning, management development and succession, operating performance, compliance and shareholder returns. It is the responsibility of the Board to select and evaluate a well-qualified Chief Executive Officer of high integrity, and to approve the appointment of other members of the senior management team. The Board provides general advice and counsel to our Chief Executive Officer and other senior executives.

As of May 31, 2007, the Board is comprised of the five positions, but we currently have one vacancy. The current members of the Board are David H. Lipka, Michael E. Broll, Peter J. Jungsberger and Robert S. Mohel.

We do not have a policy with regard to directors' attendance at annual meetings of shareholders, but we encourage our directors to attend the annual meetings, unless an emergency prevents them from doing so. All directors attended our 2006 Annual Meeting of Stockholders. The Board met thirteen times during the fiscal year ended March 31, 2007. During the fiscal year ended March 31, 2007, all directors attended at least 75% of the meetings of the Board.

As a small business issuer quoted on the OTC Bulletin Board, we are not subject to any independence standards. However, we strive to have a Board comprised of at least 50% independent directors. The Board considers Mr. Jungsberger and Mr. Mohel as independent directors. Mr. Broll is not an independent director due to his status as an employee of our Company and Mr. Lipka is not an independent director due to his annual compensation of $120,000 for his service as Chairman of the Board. During the fiscal year ended March 31, 2007, Mr. M.A. Patrice Videlier was a director until his resignation on May 2, 2006, Ms. Joanne Bethlahmy was a director until her resignation on July 20, 2006 and Mr. Angelo S. Morini was a director until his resignation on March 8, 2007. Mr. Videlier and Ms. Bethlahmy were considered independent directors. Mr. Morini was not considered independent due to his former position as an employee of our Company and payments he is receiving under the terms of his employment agreement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

On July 18, 2006, the Board selected Cross, Fernandez & Riley, LLP (“CFR”), an independent member of the BDO Seidman Alliance network of firms, as the new independent accountant to audit the registrant’s financial statements. Certain employees of CFR were previously contracted by BDO Seidman, LLP (our former independent accountant) to perform audit work on our Company for the fiscal years ended March 31, 2006 and 2005. Approximately 55% and 75% of the total hours spent by the auditors in carrying out the audit of our financial statements for the fiscal years ended March 31, 2006 and 2005, respectively, were spent by CFR. All audit work conducted by CFR was reviewed by BDO Seidman. Other than communications in connection with the audit work performed by CFR for these periods and prior to July 18, 2006, there were no discussions between our Company and CFR regarding the application of accounting principles to specific completed or contemplated transactions, or the type of audit opinion that might be rendered on our financial statements. Furthermore, other than communications in connection with the audit work performed by CFR, no written or oral advice was provided by CFR that was an important factor considered by our Company in reaching a decision as to any accounting, auditing or financial reporting issue. Other than in connection with the audit work for the fiscal years ended March 31, 2006 and 2005, we have not consulted with CFR regarding any matter that was either the subject of a disagreement (as defined in paragraph (a)(1)(iv) of Item 304 of Regulation S-K and the related instructions to this item) or a reportable event (as described in paragraph (a)(1)(v) of Item 304 of Regulation S-K).

Audit Fees

With respect to the fiscal year ended March 31, 2007, the aggregate fees (including expenses) charged to our Company by CFR for auditing the annual financial statements and reviewing interim financial statements were $100,065. With respect to the fiscal years ended March 31, 2007 and 2006, the aggregate fees (including expenses) charged to our Company by BDO Seidman, LLP for auditing the annual financial statements and reviewing interim financial statements were $2,800 and $276,022, respectively. Audit fees consist of those fees incurred in connection with statutory and regulatory filings or engagements; fees necessary to perform an audit or review in accordance with Generally Accepted Auditing Standards; and services that generally only an independent accountant reasonably can provide, such as comfort letters, statutory audits, attest services, consents and assistance with and review of documents filed with the Securities and Exchange Commission (“SEC”). These fees also include charges for the review and responses to SEC comment letters, accounting research in connection with the audit and audit committee meeting attendance.

Approximately 55% of the total hours spent by the auditors in carrying out the audit of our financial statements for the fiscal year ended March 31, 2006 were spent by CFR. CFR and its employees are not full-time, permanent employees of BDO Seidman, LLP.

Audit-Related Fees

During the fiscal years ended March 31, 2007 and 2006, CFR charged our Company $10,500 and $8,280, respectively. BDO Seidman, LLP charged our Company $6,468 and $6,313 during the fiscal years ended March 31, 2007 and 2006, respectively. Audit-related fees consist of the fees for auditing our 401k plan, due diligence procedures and research and consultation on proposed transactions.

Tax Fees

CFR prepared our annual federal and state income tax returns and assisted our Company in some additional tax research. During each of the fiscal years ended March 31, 2007 and 2006, CFR charged our Company $8,767 and $8,418, respectively for these services. BDO Seidman, LLP did not render any tax services during the fiscal years ended March 31, 2007 and 2006.

All Other Fees

There were no fees for other services charged to our Company by CFR or BDO Seidman, LLP during the fiscal years ended March 31, 2007 and 2006.

Audit Committee Pre-Approval Policies and Procedures

The Audit Committee's pre-approval policy is as follows:

•
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

•	Any proposed service that is not pre-approved on an annual basis requires a specific pre-approval by the Audit Committee, including cost level approval.

•
The Audit Committee may delegate pre-approval authority to the Audit Committee chairman. The chairman must report to the Audit Committee, at the next Audit Committee meeting, any pre-approval decisions made.

Since January 2006, the Board has been fulfilling the function of the audit committee. On August 17, 2006, the Board resolved that when the Board acts in the capacity of the audit committee, Mr. Robert S. Mohel would serve as the Audit Committee Chairman. Mr. Mohel was determined to be an "audit committee financial expert" within the meaning of the regulations of the Securities and Exchange Commission based on his experience as a practicing Certified Public Accountant. It is the Board's intent that if issues arise that require action be taken by independent directors, those issues will be addressed by the independent directors of the Board as necessary.

The Audit Committee is responsible for approving all engagements to perform audit or non-audit services prior to Company engaging CFR or BDO Seidman, LLP. All of the services under the headings Audit Fees, Audit-Related Fees, Tax Fees, and All Other Fees were approved by the Audit Committee pursuant to Rule 2-01 paragraph (c)(7)(i)(C) of Regulation S-X of the Exchange Act.

The Audit Committee considered and determined that CFR’s and BDO Seidman, LLP’s provision of non-audit services to our Company during the fiscal years ended March 31, 2007 and 2006 is compatible with maintaining their independence.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements

The following financial statement documents are filed as part of this Form 10-K:

Balance Sheets at March 31, 2007 and 2006
Statements of Operations for the fiscal years ended March 31, 2007, 2006 and 2005
Statements of Stockholders’ Equity (Deficit) for the fiscal years ended March 31, 2007, 2006 and 2005
Statements of Cash Flows for the fiscal years ended March 31, 2007, 2006 and 2005
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

*	10.1	Loan and Security Agreement dated as of May 27, 2003 between Galaxy Nutritional Foods, Inc. and Textron Financial Corporation (Filed as Exhibit 10.1 on Form 8-K filed June 2, 2003.)

*	10.2
Patent, Copyright and Trademark Collateral Security Agreement dated as of May 27, 2003 between Galaxy Nutritional Foods, Inc. and Textron Financial Corporation (Filed as Exhibit 10.2 on Form 8-K filed June 2, 2003.)

*	10.3	Second Amended and Restated Employment Agreement dated as of October 13, 2003 between Galaxy Nutritional Foods, Inc. and Angelo S. Morini (Filed as Exhibit 10.1 on Form 8-K filed October 20, 2003.)

*	10.12
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

*	10.40	Note Modification Agreement dated March 14, 2007 between Galaxy Nutritional Foods, Inc. and Frederick A. DeLuca (Filed as Exhibit 10.40 on Form 8-K filed March 20, 2007.)

*	10.41	Second Amendment to the Employment Agreement dated May 3, 2007 between Galaxy Nutritional Foods, Inc. and Michael E. Broll. (Filed as Exhibit 10.38 on Form 8-K filed May 9, 2007.)

	10.42	First Amendment to Receivables Purchase Agreement dated March 28, 2007 between Galaxy Nutritional Foods, Inc. and Systran Financial Services Corporation (Filed herewith.)

	10.43	Separation and General Release Agreement dated June 1, 2007 between Galaxy Nutritional Foods, Inc. and Christopher Morini (Filed herewith.)

	14.1	Code of Ethics (Filed herewith.)

*	16.1	Letter from BDO Seidman, LLP to the SEC dated July 24, 2006 (Filed as Exhibit 16.1 on Form 8-K filed July 24, 2006.)

*	16.2	Letter from Cross, Fernandez & Riley, LLP to the SEC dated July 24, 2006 (Filed as Exhibit 16.1 on Form 8-K filed July 24, 2006.)

*	20.1	Audit Committee Charter (Filed as Exhibit 20.1 on Form 10-Q for the fiscal quarter ended September 30, 2003.)

*	20.2	Compensation Committee Charter (Filed as Exhibit 20.2 on Form 10-Q for the fiscal quarter ended September 30, 2003.)

	31.1	Section 302 Certification of our Chief Executive Officer (Filed herewith.)

	31.2	Section 302 Certification of our Chief Financial Officer (Filed herewith.)

	32.1	Section 906 Certification of our Chief Executive Officer (Filed herewith.)

	32.2	Section 906 Certification of our Chief Financial Officer (Filed herewith.)

*		Previously filed and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GALAXY NUTRITIONAL FOODS, INC. (Registrant)

Date: June 7, 2007	/s/ Michael E. Broll
Michael E. Broll Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: June 7, 2007	/s/ Michael E. Broll
Michael E. Broll Chief Executive Officer & Director (Principal Executive Officer)

Date: June 7, 2007	/s/ Salvatore J. Furnari
Salvatore J. Furnari Chief Financial Officer & Vice President of Finance (Principal Financial & Accounting Officer)

Date: June 7, 2007	/s/ David H. Lipka
David H. Lipka Director and Chairman of the Board

Date: June 7, 2007	/s/ Peter J. Jungsberger
Peter J. Jungsberger Director

Date: June 7, 2007	/s/ Robert S. Mohel
Robert S. Mohel Director and Chairman of the Audit Committee