Form 10-Q
period 2007-06-30
GALAXY NUTRITIONAL FOODS INC
filed 2007-08-14
CIK 819527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

On August 10, 2007, there were 17,110,016 shares of common stock, $.01 par value per share, outstanding.

 GALAXY NUTRITIONAL FOODS, INC.

Index to Form 10-Q
For the Quarter Ended June 30, 2007

PART I. FINANCIAL INFORMATION
GALAXY NUTRITIONAL FOODS, INC.
Balance Sheets
		JUNE 30,	MARCH 31,
	Notes	2007	2007
	(UNAUDITED)
ASSETS
CURRENT ASSETS:
Cash		$496,681	$879,487
Trade receivables, net		2,691,663	2,652,845
Inventories, net		360,556	377,432
Prepaid expenses and other		272,526	261,693

Total current assets		3,821,426	4,171,457

PROPERTY AND EQUIPMENT, NET		88,521	90,181
OTHER ASSETS		92,081	102,980

TOTAL		$4,002,028	$4,364,618

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Secured borrowings	2	$559,637	$556,886
Accounts payable		1,258,054	1,718,088
Accrued and other current liabilities		623,924	823,258
Current portion of accrued employment contracts	3	558,615	366,305

Total current liabilities		3,000,230	3,464,537

ACCRUED EMPLOYMENT CONTRACTS, less current portion	3	142,326	194,491
RELATED PARTY NOTE PAYABLE	2	2,680,027	2,677,144

Total liabilities		5,822,583	6,336,172

COMMITMENTS AND CONTINGENCIES	4	—	—

STOCKHOLDERS’ DEFICIT:
Common stock		171,100	171,100
Additional paid-in capital		70,167,149	70,167,149
Accumulated deficit		(72,158,804)	(72,309,803)

Total stockholders’ deficit		(1,820,555)	(1,971,554)

TOTAL		$4,002,028	$4,364,618

See accompanying notes to financial statements

GALAXY NUTRITIONAL FOODS, INC.
Statements of Operations
(UNAUDITED)

		THREE MONTHS ENDED JUNE 30,
	Notes	2007	2006

Net Sales		$5,916,137	$7,832,562
Cost of Goods Sold		3,460,368	5,075,212
Gross margin		2,455,769	2,757,350

OPERATING EXPENSES:
Selling		889,408	965,979
Delivery		246,845	246,542
General and administrative, including $0 and $5,830 non-cash compensation related to stock based transactions	5	623,616	984,862
Employment contract expense-general and administrative		346,447	—
Research and development		83,277	42,334
Reserve on stockholder note receivable		—	1,428,000
Cost of disposal activities	1	—	101,744
Gain on disposal of assets		—	(12,824)
Total operating expenses		2,189,593	3,756,637

INCOME (LOSS) FROM OPERATIONS		266,176	(999,287)

OTHER INCOME (EXPENSE):
Interest expense		(115,177)	(343,142)

NET INCOME (LOSS)		$150,999	$(1,342,429)

BASIC NET INCOME (LOSS) PER COMMON SHARE	6	$0.01	$(0.07)
DILUTED NET INCOME (LOSS) PER COMMON SHARE	6	$0.01	$(0.07)

See accompanying notes to financial statements.

GALAXY NUTRITIONAL FOODS, INC.
Statement of Stockholders’ Deficit
Three Months Ended June 30, 2007
(UNAUDITED)

	Common Stock		Additional Paid-In	Accumulated
	Shares	Par Value	Capital	Deficit	Total
Balance at March 31, 2007	17,110,016	$171,100	$70,167,149	$(72,309,803)	$(1,971,554)

Net income	—	—	—	150,999	150,999

Balance at June 30, 2007	17,110,016	$171,100	$70,167,149	$(72,158,804)	$(1,820,555)

See accompanying notes to financial statements.

GALAXY NUTRITIONAL FOODS, INC.
Statements of Cash Flows
(UNAUDITED)

		Three Months Ended June 30,
	Notes	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)		$150,999	$(1,342,429)
Adjustments to reconcile net income (loss) to net cash from (used in) operating activities:
Depreciation and amortization		10,971	52,822
Amortization of debt discount and financing costs		13,782	228,308
Provision for future credits and doubtful accounts on trade receivables		(304,000)	(774,987)
Provision for loss on stockholder note receivable		—	1,428,000
(Gain) loss on disposal of assets		—	(12,824)
Non-cash compensation related to stock-based transactions		—	5,830
(Increase) decrease in:
Trade receivables		265,182	1,581,310
Inventories, net		16,876	(16,741)
Prepaid expenses and other		(10,833)	(95,511)
Increase (decrease) in:
Accounts payable		(460,034)	(632,364)
Accrued and other liabilities		(59,189)	(134,206)

NET CASH FROM (USED IN) OPERATING ACTIVITIES		(376,246)	287,208

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment		(9,311)	—
Proceeds from sale of equipment		—	21,855
(Increase) decrease in other assets		—	(44,775)

NET CASH FROM (USED IN) INVESTING ACTIVITIES		(9,311)	(22,920)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (payments) on secured borrowings		2,751	168,254
Principal payments on capital lease obligations		—	(22,849)
Financing costs for long term debt		—	(126,137)

NET CASH FROM (USED IN) FINANCING ACTIVITIES		2,751	19,268

NET INCREASE (DECREASE) IN CASH	7	(382,806)	283,556

CASH, BEGINNING OF PERIOD		879,487	435,880

CASH, END OF PERIOD		$496,681	$719,436

See accompanying notes to financial statements.

GALAXY NUTRITIONAL FOODS, INC.
Notes To Financial Statements
(UNAUDITED)

(1) Summary of Significant Accounting Policies

The unaudited financial statements have been prepared by Galaxy Nutritional Foods, Inc. (the “Company”), in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and applicable rules and regulations of the Securities and Exchange Commission. The accompanying financial statements contain all normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of such financial statements. Certain information and disclosures normally included in the financial statements prepared in accordance with GAAP have been omitted under such rules and regulations although the Company believes that the disclosures are adequate to make the information presented not misleading. The March 31, 2007 balance sheet data was derived from the audited financial statements, but does not include all disclosures required by GAAP. These unaudited financial statements should be read in conjunction with the financial statements and notes included on Form 10-K for the fiscal year ended March 31, 2007. Interim results of operations for the three-month period ended June 30, 2007 may not necessarily be indicative of the results to be expected for the full year.

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

Disposal Costs

On December 8, 2005, the Company completed the sale of substantially all of its manufacturing and production equipment to Schreiber Foods, Inc., a Wisconsin corporation (“Schreiber”) for $8,700,000 in cash pursuant to an Asset Purchase Agreement dated June 30, 2005. In connection with the Asset Purchase Agreement, the Company also entered into a Supply Agreement with Schreiber (the “Supply Agreement”) on June 30, 2005 pursuant to which, Schreiber became the Company’s sole source of supply and distribution for substantially all of its products in November 2005.

The Company accounted for the costs associated with these transactions in accordance with SFAS No. 146, “Accounting for Costs Associated with an Exit or Disposal Activity,” (“SFAS 146”) because the above arrangements were planned and controlled by management and materially changed the manner in which the Company’s business was conducted. In accordance with SFAS 146, costs associated with disposal activities should be reported as a reduction of income from operations.

The Company recorded accruals in connection with the asset sale and outsourcing of its manufacturing operations in fiscal 2006. The initial accruals included estimates pertaining to employee termination costs and abandonment of excess equipment and facilities and other potential costs. Given the significance and complexity of these activities, and the timing of the execution of such activities, the accrual process involved periodic reassessments of estimates made at the time the original decisions were made, including evaluating estimated employment terms, contract cancellation charges and real estate market conditions for sub-lease rents. Currently, there are no further costs that require estimates and any future disposal costs will be recorded as incurred in accordance with SFAS 146.

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

From April 1, 2003 through March 31, 2006, the Company accounted for stock awards granted to employees and directors under the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) and applied SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure,” (“SFAS 148”), prospectively to all employee and director awards granted on or after April 1, 2003. Prior to April 1, 2003, the Company accounted for stock awards granted to employees and directors under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees, and related Interpretations,” (“APB 25”) as interpreted by FASB Interpretation No. 44 (“FIN 44”).

The Black-Scholes option-pricing model requires subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The risk-free rate is based on the U.S. Treasury zero-coupon rates with a remaining term equal to the expected term of the option. Expected volatilities are based on the historical volatility of the Company’s stock. Prior to April 1, 2006, the Company input the expected term of options granted based on the contractual life of the options granted. Upon adoption of SFAS 123R, the Company inputs the expected term of options granted based on information derived from historical data on employee exercises and post-vesting employment termination behavior. There is no expected dividend yield.  These factors could change in the future, which may affect the stock-based compensation expense in future periods. SFAS 123R also requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. There were no issuances of stock awards during the three months ended June 30, 2007 and 2006. Therefore, the Company did not make any assumptions under the Black-Scholes option-pricing model during these periods.

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period, which approximates the requisite service period. Stock-based compensation expense recognized in the Company's Statements of Operations for the periods presented includes compensation expense for share-based payment awards granted prior to, but not yet vested as of March 31, 2006 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to March 31, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. As stock-based compensation expense recognized in the Statement of Operations is based on awards ultimately expected to vest and to be exercised, it will be reduced for estimated forfeitures. There was no forfeiture rate applied to the stock-based compensation expense for the three months ended June 30, 2007 and 2006 as all options were fully vested and were able to be exercised.

Net Income (Loss) per Common Share

Net income (loss) per common share is computed by dividing net income or loss by the weighted average shares outstanding.  Diluted net income (loss) per common share is computed on the basis of weighted average shares outstanding plus potential common shares which would arise from the exercise of stock options and warrants and conversion of convertible debt.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expense during the reporting period. The Company’s significant estimates include the allowance for trade receivables, inventory reserves, valuation of deferred taxes and valuation of non-cash compensation related to stock-based transactions. Actual results could differ from these estimates.

Segment Information

The Company does not identify separate operating segments for management reporting purposes. The results of operations are the basis on which management evaluates operations and makes business decisions. The Company sells to customers throughout the United States and 12 other countries.

Recent Accounting Pronouncements

There have been no significant new pronouncements since the issuance of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007.

Income Taxes and Recently Adopted Accounting Pronouncement

The Company adopted the provisions of FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109,” (“FIN 48”), on April 1, 2007. FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company has not recognized a liability as a result of the implementation of FIN 48. A reconciliation of the beginning and ending amount of unrecognized tax benefits has not been provided since there is no unrecognized benefit as of the date of adoption. The Company has not recognized interest expense or penalties as a result of the implementation of FIN 48. If there were an unrecognized tax benefit, the Company would recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company files income tax returns in the U.S. federal jurisdiction and in various states.

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

Financial Instruments

SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2007.

The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, trade receivables, accounts payable and accrued liabilities. Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand. The fair value of the Company’s secured borrowings and related party note payable is estimated based upon the quoted market prices for the same or similar instruments or on the current rates offered to the Company for debt with the same remaining maturities.

(2) Secured Borrowings and Related Party Note Payable

Secured Borrowings

On June 23, 2006, the Company entered into a Receivables Purchase Agreement with Commercial Finance Division, formerly known as Systran Financial Services Corporation, a subsidiary of Textron Financial Corporation (“Commercial Finance”), whereby Commercial Finance provides financing to the Company through advances against certain trade receivable invoices due to the Company (the “Commercial Finance Agreement”). The Commercial Finance Agreement is secured by the Company’s accounts receivable and all other assets. Generally, subject to a maximum principal amount of $3,500,000 which can be borrowed under the Commercial Finance Agreement, the amount available for borrowing is equal to 85% of the Company’s eligible accounts receivable invoices less a dilution reserve and any required fixed dollar reserves. The dilution and fixed dollar reserves are currently set at 7% and $100,000, respectively. Advances under the Commercial Finance Agreement bear interest at a variable rate equal to the prime rate plus 1.5% per annum (9.75% on June 30, 2007). The Company is also obligated to pay a $1,500 monthly service fee.

The initial term of the Commercial Finance Agreement ends on June 23, 2009 and may renew automatically for consecutive twelve-month terms unless terminated sooner. The Commercial Finance Agreement may be accelerated in the event of certain defaults by the Company including among other things, a default in the Company’s payment and/or performance of any obligation to Commercial Finance or any other financial institution, creditor, or bank; and any change in the conditions, financial or otherwise, of the Company which reasonably causes Commercial Finance to deem itself insecure. In such an event, interest on the Company’s borrowings would accrue at the greater of twelve percent per annum or the variable rate of prime plus 1.5% and the Company would be liable for an early termination premium ranging from 1% to 3% of the maximum principal amount available under the Commercial Finance Agreement. As of June 30, 2007, the amount advanced under the Commercial Finance Agreement is $559,637.

In accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Debt,” the Company accounts for the Commercial Finance Agreement as a liability since it is a full-recourse agreement and the Company maintains effective control over the accounts receivable.

Related Party Note Payable

Pursuant to a Note Purchase Agreement dated July 19, 2006, the Company issued a new unsecured convertible note for $2,685,104 (the “Convertible Note”) to Mr. Frederick A. DeLuca. The proceeds from the Convertible Note were used to repay or refinance several notes totaling $2.4 million that matured on June 15, 2006 and a $285,104 registration rights penalty owed to Mr. DeLuca. The Convertible Note accrues interest at 12.5% per annum. No interest or principal payments are required under the Convertible Note until its maturity. Principal, together with any accrued and unpaid interest, on the Convertible Note is convertible at any time prior to payment into shares of the Company’s common stock at a conversion price of $0.35 per share. The closing market price of the Company’s common stock as quoted on the OTC Bulletin Board on July 19, 2006 was $0.28. As additional consideration for making the loan, the Company issued Mr. DeLuca a warrant (the “Warrant”) to purchase up to 200,000 shares of the Company’s common stock at an exercise price equal to $0.35 per share. The Warrant is fully vested and can be exercised on or before the expiration date of July 19, 2009. In July 2006, the Company recorded the $18,000 fair value of the Warrant as a discount to debt that is being amortized from July 2006 through October 2007.

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

The Company amortized $2,883 and $126,979 of debt discount to interest expense in the three months ended June 30, 2007 and 2006, respectively. Additionally, the Company recorded interest expense related to related party notes of $84,842 and $66,100 in the three months ended June 30, 2007 and 2006, respectively. As of June 30, 2007, the outstanding principal balance of $2,685,104 on the Convertible Note less the remaining debt discount of $5,077 is $2,680,027.

(3) Related Party Transactions

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

Because Mr. Morini is no longer performing ongoing services for the Company, the Company accrued and expensed the five-year cost of this agreement in October 2003. The total estimated costs expensed under this agreement were $1,830,329 of which $470,355 remained unpaid but accrued ($366,305 as short-term liabilities and $104,050 as long-term liabilities) as of June 30, 2007. The obligation is being paid out in nearly equal monthly installments ending in October 2008.

Christopher Morini

On June 1, 2007, Christopher Morini resigned from his position as Vice President of New Business Development in order to pursue other opportunities. In accordance with the Separation and General Release Agreement which became effective on June 9, 2007, between the Company and Mr. C. Morini, the Company accrued $346,447 for wages and payroll taxes and expensed them under Employment Contract Expense-General and Administrative in the Statement of Operations in June 2007. After an initial lump sum payment of approximately $100,087, the remaining obligation is being paid out in nearly equal bi-weekly installments through September 2008. As of June 30, 2007, $230,586 remained unpaid but accrued ($192,310 as short-term liabilities and $38,276 as long-term liabilities).

(4) Commitments and Contingencies

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

In June 2006, a complaint was filed against the Company with the U.S. District Court in Puerto Rico claiming breach of contract and associated damages related to a prior brokerage agreement. The claim dates back to 2003 when a former broker of the Company passed away. The Company disputes this claim and does not believe that it is liable for any additional brokerage fees and/or damages. However, at this time, the Company cannot determine the probability or the range of any potential loss.

(5) Non-Cash Compensation Related to Stock-Based Transactions

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

Compensation cost arising from nonvested stock granted to employees and from non-employee stock awards is recognized as expense using the graded vesting attribution method over the vesting period. As of March 31, 2007, there was no remaining unrecognized compensation cost related to nonvested stock, and there were no stock-based transactions during the three months ended June 30, 2007. Therefore, there was no stock-based compensation expense nor any unrecognized compensation cost related to nonvested stock for the three months ended June 30, 2007. For the three months ended June 30, 2006, the Company’s stock-based compensation expense related to nonvested stock was $5,830.

The following table summarizes the Company’s plan and non-plan stock options outstanding as of June 30, 2007, as well as activity during the three months then ended:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at March 31, 2007	5,290,750	$2.86
Granted	—	—
Exercised	—	—
Forfeited or expired	(200,500)	2.17
Outstanding at June 30, 2007	5,090,250	$2.89	2.4	$-0-

Exercisable at June 30, 2007	5,090,250	$2.89	2.4	$-0-

There were no options granted and thus no weighted-average fair value computed on options during the three months ended June 30, 2007 and 2006. At June 30, 2007, the aggregate intrinsic value of options outstanding and options exercisable was zero, because the market value of the underlying stock was below the average exercise price of all options. The closing price of the Company’s common stock on June 29, 2007 as quoted on the OTC Bulletin Board was $0.54 per share. There were no options exercised during the three months ended June 30, 2007 or 2006 and therefore, no intrinsic value or cash received from option exercises.

(6) Earnings Per Share

The following is a reconciliation of basic net income (loss) per share to diluted net income (loss) per share:

	Three Months Ended June 30,
	2007	2006

Net income (loss) - basic	$150,999	$(1,342,429)
Plus interest on convertible related party note payable	84,842	—
Net income (loss) - diluted	$235,841	$(1,342,429)

Weighted average shares outstanding - basic	17,110,016	19,576,163
Potential shares issued upon conversion of related party note payable	8,348,329	—
Potential shares “in-the-money” under stock option and warrant agreements	740,000	—
Less: Shares assumed repurchased under the treasury stock method	(458,507)	—
Weighted average shares outstanding -diluted	25,739,838	19,576,163

Basic net income (loss) per common share	$0.01	$(0.07)
Diluted net income (loss) per common share	$0.01	$(0.07)

Options for 4,552,755 shares and warrants for 1,077,857 shares have not been included in the computation of diluted net income per common share for three months ended June 30, 2007 as their effects were antidilutive. Options for 4,813,977 shares and warrants for 1,133,142 shares have not been included in the computation of diluted net loss per common share for the three months ended June 30, 2006, as their effects were antidilutive.

(7) Supplemental Cash Flow Information

For purposes of the statement of cash flows, all highly liquid investments with a maturity date of three months or less are considered to be cash equivalents.

	Three months ended June 30,
	2007	2006
Non-cash financing and investing activities:
Purchase of equipment through a capital lease	$—	$3,281

Cash paid for:
Interest	16,553	115,067

(8) Economic Dependence and Segment Information

The Company has one operating segment and sells to customers throughout the United States, Puerto Rico, and the U.S. controlled Virgin Islands (together considered the United States) and 12 foreign countries. For the three months ended June 30, 2007 and 2006, the Company’s gross sales were $6,509,600 and $8,707,646, respectively. Gross sales derived from foreign countries were approximately $964,000 and $924,000*, representing 15% and 11% of gross sales for the three months ended June 30, 2007 and 2006, respectively. Gross sales are attributed to individual countries based on the customer’s shipping address. The Company has no long-term assets located outside of the United States.

The following table sets forth the percentage of gross sales to each foreign country, which accounted for 10% or more of the Company’s foreign gross sales for the three months ended June 30, 2007 and 2006:

	Three Months Ended June 30,
	2007	2006*
Canada	90.0%	79.9%
Other	10.0%	20.1%

* The sales to foreign countries for the three months ended June 30, 2006, have been restated to remove sales to Puerto Rico and the US controlled Virgin Islands . Sales to Puerto Rico and the US controlled Virgin Islands are now considered to be domestic sales.

The Company had one customer that accounted for approximately 16% of gross sales for the three months ended June 30, 2007. The Company had two customers that accounted for approximately 22% of gross sales for the three months ended June 30, 2006. There were no customers whose balance outstanding was greater than 10% of accounts receivable as of June 30, 2007 and 2006.

Pursuant to the Supply Agreement with Schreiber, the Company purchased approximately 96% and 100% of its total raw material purchases from Schreiber for the three months ended June 30, 2007 and 2006, respectively.

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

Although we believe that these forward-looking statements are reasonable at the time they are made, these statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially from our historical results and those expressed or forecasted in any forward-looking statements as a result of a variety of factors, including those set forth under “Risk Factors” and elsewhere in, or incorporated by reference into, this Form 10-Q and our Form 10-K for the fiscal year ended March 31, 2007. We are not required and undertake no obligation to publicly update or revise any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

Terms such as “fiscal 2008”, “fiscal 2007” or “fiscal 2006” refer to our fiscal years ending March 31, 2008, 2007 and 2006, respectively. Terms such as “first quarter,” “second quarter,” “third quarter,” or “fourth quarter” refer to the fiscal quarters ending June 30, September 30, December 31, or March 31, respectively.

This MD&A contains the following sections:

•	Business Environment

•	Critical Accounting Policies

•	Results of Operations

•	Liquidity and Capital Resources

•	Recent Accounting Pronouncements

Business Environment

General

Galaxy Nutritional Foods, Inc. (our “Company”) is principally engaged in developing and globally marketing plant-based cheese alternatives, organic dairy and other organic and natural food products to grocery and natural foods retailers, mass merchandisers and foodservice accounts. Veggie, the leading brand in the grocery cheese alternative category and our Company’s top selling product group, is primarily merchandised in the produce section and provides calcium and protein without cholesterol, saturated fat or trans-fat. Other popular brands include: Rice, Veggy, Vegan, Rice Vegan and Wholesome Valley. We are dedicated to developing nutritious and delicious food products made with high quality natural ingredients that exceed the expectations of today’s health conscious consumers. Our Company headquarters are located in Orlando, Florida.

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

Cheese Alternative Category

We are the market leader within our cheese alternative category niche, but in being so, the category increases or decreases partly as a result of our marketing and pricing efforts. We believe that the greatest source of future growth in the cheese alternative category will come through consumers shifting to cheese alternatives from natural cheese. Our products typically sell at a premium over the price of natural cheese. Our strategy is to broaden the consumer base to include younger, less price sensitive consumers seeking products with overall health and nutrition attributes. Historically, our products and marketing efforts appealed to older consumers purchasing cheese alternatives for specific dietary concerns.

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

In our fiscal 2007 marketing campaign, we worked to optimize our price based promotions by focusing on deeper, less frequent in-store discounts. Additionally, we continued special event marketing efforts. In the second half of fiscal 2007, we began an ongoing consumer print advertising campaign in national health and fitness publications including Weight Watchers and Shape. Product attributes and location were incorporated into a unified marketing message in our efforts to increase consumer education and awareness of cheese alternatives. We expect to continue and expand similar advertising in fiscal 2008 as we seek new consumers.

As we grow our marketing initiatives, valuable insights on campaign efficacy are gained and used to fine-tune our efforts. Such information is then used to increase our return on marketing expenditures by focusing on those efforts that increase brand and product awareness, increase consumer education and ultimately broaden the consumer base within the cheese alternative category.

Measurements of Financial Performance

On a monthly basis, we compare the statements of operations, balance sheets and statements of cash flows to budgeted expectations to identify variances and opportunities for cost savings. In addition, we analyze sales and profitability relative to budgeted amounts for individual products, brand groups, channels of distribution and individual customers. These reports are also tailored to provide us with information on promotional costs by product and customers. Areas that are performing below expectations are reviewed to determine actions that we can take to improve performance. Additionally, marketing uses this information to tailor our promotions to make them more effective and profitable.

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

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of income and expense during the reporting periods presented. Our significant estimates include the allowance for trade receivables which is made up of reserves for promotions, discounts and bad debts, inventory reserves, valuation of deferred taxes and valuation of compensation expense on stock-based awards. Although we believe that these estimates are reasonable, actual results could differ from those estimates given a change in conditions or assumptions that have been consistently applied.

Our critical and significant accounting policies are described in Note 1 of our financial statements. The critical accounting policies used by management and the methodology for its estimates and assumptions are as follows:

Valuation of Accounts Receivable and Chargebacks

We record revenue upon shipment of products to our customers and upon reasonable assurance of collection on the sale. We generally provide credit terms to customers based on net 30-day terms. We perform ongoing credit evaluations of our accounts receivable balances. Based on historical experience, we make reserves for anticipated future customer credits for rebates, sales promotions, coupons, spoils and other reasons that relate to current period sales. In addition, we evaluate the accounts for potential uncollectible amounts based on a specific identification methodology and record a general reserve for all remaining balances.

Based on the age of the receivable, cash collection history and past dilution in the receivables, we make an estimate of our anticipated bad debt, anticipated future authorized deductions due to current period activity and anticipated collections on non-authorized amounts that customers have currently deducted on past invoices. Based on this analysis, we reserved $1,194,000 and $994,000 for known and anticipated future credits and doubtful accounts at June 30, 2007 and 2006, respectively. We believe that this estimate is reasonable, but there can be no assurance that our estimate will not change given a change in economic conditions or business conditions within the food industry, our individual customer base or our Company.

Inventory

Inventories are valued at the lower of cost or market. Cost is determined using a weighted average, first-in, first out method. We review our inventory valuation each month and write off or reserve for inventory related to obsolete, discontinued and damaged goods. In addition, we reduce the value of any finished good item to market value when that value is believed to be less than the cost of the item.

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

SFAS 123R applies to new awards and to awards modified, repurchased, or cancelled after the effective date, as well as to the unvested portion of awards outstanding as of the effective date. We use the Black-Scholes option-pricing model to value our new stock option grants under SFAS 123R, applying the “modified prospective method” for existing grants which requires us to value stock options prior to our adoption of SFAS 123R under the fair value method and expense the value over the requisite service period. SFAS 123R also requires us to estimate forfeitures in calculating the expense related to stock-based compensation. In addition, SFAS 123R requires us to reflect cash flows resulting from excess tax benefits related to those options as a cash inflow from financing activities rather than as a reduction of taxes paid.

From April 1, 2003 through March 31, 2006, we accounted for stock awards granted to employees and directors under the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) and applied SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure,” (“SFAS 148), prospectively to all employee and director awards granted on or after April 1, 2003. Prior to April 1, 2003, we accounted for stock awards granted to employees and directors under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees, and related Interpretations,” (“APB 25”) as interpreted by Financial Accounting Standards Board (“FASB”) Interpretation No. 44 (“FIN 44”).

The Black-Scholes option-pricing model requires subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The risk-free rate is based on the U.S. Treasury zero-coupon rates with a remaining term equal to the expected term of the option. Expected volatilities are based on the historical volatility of our stock. Prior to April 1, 2006, we input the expected term of options granted based on the contractual life of the options granted. For any new awards, we input the expected term of options granted based on information derived from historical data on employee exercises and post-vesting employment termination behavior. There is no expected dividend yield.  These factors could change in the future, which may affect the stock-based compensation expense in future periods. SFAS 123R also requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. There were no issuances of stock awards during the three months ended June 30, 2007 and 2006. Therefore, we did not make any assumptions under the Black-Scholes option-pricing model during these periods.

On an option with a risk-free interest rate of 5%, volatility of 45% and a term of 60 months, we would experience a $.01 change in the fair value if we were to change our estimate of the interest rate by two percentage points, the volatility percentage by five percentage points, or the expected term by five months.

Results of Operations

	3-Months Ended June 30,
	2007	2006	$ Change	% Change

Net Sales	5,916,137	7,832,562	(1,916,425)	-24.5%

Cost of Goods Sold	3,460,368	5,075,212	(1,614,844)	-31.8%

Gross Margin	2,455,769	2,757,350	(301,581)	-10.9%

Gross Profit %	41.5%	35.2%

Sales

For the three months ended June 30, 2007 and 2006, our gross sales before discounts, returns and allowances were $6,509,600 and $8,707,646, respectively. The following chart sets forth the percentage of gross sales derived from our product brands during the three months ended June 30, 2007 and 2006:

	Three Months Ended June 30,
Brand	2007	2006
Veggie	66.7%	55.3%
Private Label, Imitation and Other	11.0%	24.5%
Rice	12.5%	10.6%
Veggy	4.1%	4.1%
Wholesome Valley Organic	2.1%	2.8%
Vegan	3.6%	2.7%

Net sales, after discounts, returns and allowances, in the three months ended June 30, 2007 decreased 25% from net sales in the three months ended June 30, 2006 principally as a result of a strategic elimination of marginally profitable and unprofitable private label and imitation products that began in the first quarter of fiscal 2007. Sales of private label and imitation products were down approximately 66% from the three month period ended June 30, 2006 to the three month period ended June 30, 2007. Sales of branded products were down approximately 12% over the same period. The decrease in branded sales is primarily a result of lost distribution after the outsourcing of our manufacturing process. In the early stages of the outsourcing program, there were various quality issues with some of our branded products and we believe these quality issues caused us to lose distribution to certain retailers. As a result, fewer of our products were selling at the retail level and some retail outlets chose to discontinue selling our products. Those quality issues have since been resolved and marketing efforts are underway to attract those consumers back to our products.

We anticipate that our sales in fiscal 2008 will be lower than sales reported in fiscal 2007 reflecting the lower baseline sales projected after the elimination of the majority of the private label and imitation business.

Cost of Goods Sold

Cost of goods sold was approximately 58% and 65% of net sales in the three months ended June 30, 2007 and 2006, respectively. This decrease in cost of goods sold is primarily due to the decrease in sales, as well as the increased margin as a result of the sales mix moving more heavily toward higher-margin branded products and away from lower-margin imitation and private label products.

We anticipate that the cost of goods sold in fiscal 2008 will remain consistent with our fiscal 2007 annual average assuming a similar product mix and assuming that there is no significant increase in the raw material costs used by our outsourcing manufacturers. However, actual results could differ from our expectations.

Gross Margin

Despite a $1.9 million decline in net sales, gross margin dollars in the three months ended June 30, 2007 declined only $301,581 or 11% compared to the three months ended June 30, 2006 due to the elimination of certain low margin private label and non-branded imitation business, reflecting the change in our product mix. However, gross margin increased from 35% during the three months ended June 30, 2006 to 42% during the three months ended June 30, 2007. This increase in gross margin percentage was a result of the change in our sales mix as discussed above.

In fiscal 2008, our anticipated higher margin sales combined with our lower overhead burden should continue to produce gross margins as a percentage of sales consistent with our fiscal 2007 annual average.

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

	3-Months Ended June 30,				2007	2006
	2007	2006	$ Change	% Change	% of Sales	% of Sales
Net Sales	5,916,137	7,832,562	(1,916,425)	-24.5%	100.0%	100.0%
Cost of Goods Sold	3,460,368	5,075,212	(1,614,844)	-31.8%	58.5%	64.8%
Gross Margin	2,455,769	2,757,350	(301,581)	-10.9%	41.5%	35.2%

Operating Expenses:
Selling	889,408	965,979	(76,571)	-7.9%	15.0%	12.3%
Delivery	246,845	246,542	303	0.1%	4.2%	3.1%
General and administrative, including $0 and $5,830 non-cash stock compensation (1)	623,616	984,862	(361,246)	-36.7%	10.5%	12.6%
Employment contract expense(2)	346,447	-	346,447	100.0%	5.9%	0.0%
Research and development	83,277	42,334	40,943	96.7%	1.4%	0.5%
Reserve on stockholder note receivable(2)	-	1,428,000	(1,428,000)	-100.0%	0.0%	18.2%
Cost of disposal activities(2)	-	101,744	(101,744)	-100.0%	0.0%	1.3%
(Gain)/loss on disposal of assets(2)	-	(12,824)	12,824	-100.0%	0.0%	-0.2%
Total operating expenses	2,189,593	3,756,637	(1,567,044)	-41.7%	37.0%	48.0%
Income (Loss) from Operations (3)	266,176	(999,287)	1,265,463	-126.6%	4.5%	-12.8%

Other Income (Expense), Net
Interest expense, net	(115,177)	(343,142)	227,965	-66.4%	-1.9%	-4.4%
Total	(115,177)	(343,142)	227,965	-66.4%	-1.9%	-4.4%

NET INCOME (LOSS)	150,999	(1,342,429)	1,493, 428	-111.2%	2.6%	-17.1%

Interest expense, net	115,177	343,142	(227,965)	-66.4%	1.9%	4.4%
Depreciation	10,971	52,822	(41,851)	-79.2%	0.2%	0.7%

EBITDA (a non-GAAP measure)	277,147	(946,465)	1,223,612	-129.3%	4.7%	-12.1%

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

(2)
In our calculation of key financial measures, we exclude the employment contract expenses related to Christopher Morini, the reserve on stockholder note receivable, disposal costs and fixed asset impairment charges because we believe that these items do not reflect expenses related to our current on-going operations. See below for a detailed description of these items.

(3)	Operating Income has increased due to the completion of certain non-standard expenses such as the reserve on stockholder note receivable and disposal costs.

Selling

Selling expense is partly a function of sales through variable costs such as brokerage commissions and promotional costs and partly fixed with certain fixed costs for marketing campaigns and employee salaries and benefits. While overall selling expenses are down approximately 8%, selling expense as a percentage of net sales increased three percentage points from 12% in the three months ended June 30, 2006 to 15% in the three months ended June 30, 2007. This change is attributable to the shift in sales mix toward branded products and away from imitation and private label products. Historically, very little advertising and promotion costs were associated with the imitation and private label costs. Accordingly, the elimination of these low-margin sales has very little impact on our selling expenses. Advertising and promotion costs for our branded products remained relatively consistent from the three months ended June 30, 2006 to the three months ended June 30, 2007. However, those expenditures are now on a lower sales base resulting in selling expenses being a higher percentage of sales.

We expect that fixed selling expenses for advertising and market research in fiscal 2008 will be higher than in fiscal 2007. Therefore, we expect that fiscal 2008 selling expenses will increase as a percentage of sales compared to fiscal 2007.

Delivery

Delivery expense is primarily a function of sales, and historically ranged from approximately 5% to 6% of net sales. In the three months ended June 30, 2006, delivery expense decreased to 3% of net sales due to the outsourcing of our manufacturing operations pursuant to our Supply Agreement with Schreiber. The Supply Agreement fixed the delivery charges based on a per pound rate that was lower than our historical delivery cost per pound. However, this rate can be adjusted by the parties as agreed upon from time to time.

In September 2006, the parties adjusted the rate to reflect current market conditions. As a result, in the three months ended June 30, 2007, delivery expense increased to 4% of net sales. We anticipate delivery expense will remain at an average of 4% of net sales in fiscal 2008. This average is still lower than our delivery expense prior to the outsourcing of our manufacturing operations.

General and administrative

During the three months ended June 30, 2007, general and administrative expenses decreased approximately $361,000 compared to the three months ended June 30, 2006. The main contributors to this decrease were lower legal costs, lower audit and accounting costs and reduced occupancy costs. Legal costs were higher in the prior year period as a result of continued legal fees related to our exploration of strategic alternatives (including the potential sale of our Company that was abandoned in April 2006). No similar legal expenditures were necessary in the current period. As a result of the outsourcing of our manufacturing process, as well as the restructuring of our outstanding debt in June 2006, many of the time-consuming and complex accounting issues related to our operations were eliminated. This has resulted in a reduction of our audit and other accounting-related fees. Occupancy costs have decreased from the prior year as a result of the move of our corporate headquarters to a smaller facility in October 2006.

Excluding the effects of non-cash compensation related to stock-based transactions, which cannot be predicted, we anticipate that in fiscal 2008 general and administrative expenses will remain consistent with the total expense in fiscal 2007. However, we anticipate that we will begin incurring additional costs related to the implementation of the requirements of Section 404 of The Sarbanes Oxley Act throughout fiscal 2008.

Employment Contract Expense

On June 1, 2007, Christopher Morini resigned from his position as Vice President of New Business Development in order to pursue other opportunities. In accordance with the Separation and General Release Agreement which became effective on June 9, 2007, between our Company and Mr. C. Morini, we accrued $346,447 for wages and payroll taxes and expensed them under Employment Contract Expense-General and Administrative in the Statement of Operations in June 2007. After an initial lump sum payment of approximately $100,087, the remaining obligation is being paid out in nearly equal bi-weekly installments through September 2008.

Research and Development

Research and development expenses increased by nearly $41,000 or 97% primarily as a result of costs associated with the reformulation of our Rice products to make those products even more appealing to healthy food consumers and the development of a new product line for our Wholesome Valley Organic brand during the three months ended June 30, 2007.

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

On June 16, 2006, Mr. Morini failed to repay the non-recourse note obligation to our Company. On June 20, 2006, we delivered notice to Mr. Morini that we intended to exercise our rights to the Shares and retain all the Shares in full satisfaction of his obligations under the stockholder note receivable. On July 6, 2006, Mr. Morini consented to our acceptance of the Shares in full satisfaction of his obligations under the stockholder note receivable. Based upon the $0.42 closing price of our common stock as quoted on the OTC Bulletin Board on June 16, 2006, the Shares had an approximate value of $1,224,000 on such date. Accordingly, we recorded an additional expense of $1,428,000 in June 2006 in order to record the additional decline in the value of the Shares from its $2,652,000 value as of March 31, 2006. In July 2006, we cancelled the Shares along with 30,443 other treasury shares.

Although this expense resulted in a material loss to our operations, it did not have any affect on the balance sheet since the stockholder note receivable was already shown as a reduction to Stockholders’ Deficit.

Cost of disposal activities

We accounted for the costs associated with the disposal of our manufacturing operations in accordance with SFAS No. 146, “Accounting for Costs Associated with an Exit or Disposal Activity,” because the arrangements were planned and controlled by management and materially changed the manner in which our business was conducted. We report our disposal costs for the period as Costs of Disposal Activities in the Statement of Operations. There were no further disposal costs in the three months ended June 30, 2007. Disposal costs during the three months ended June 30, 2006 were $101,744. Currently, we do not anticipate any additional disposal costs, but if they do occur, we intend to expense them as incurred.

Interest expense

Interest expense decreased nearly $228,000 or 66% in the three months ended June 30, 2007 compared to the three months ended June 30, 2006. In the three months ended June 30, 2007, we experienced a decrease in interest expense related to our debt facilities of approximately $13,000 due to lower average outstanding principal balances. Amortization of loan costs decreased by approximately $90,000 due to lower loan fees charged by our new lenders. Additionally, pursuant to several Note and Warrant Purchase Agreements entered into in fiscal 2006 and fiscal 2007, we issued warrants to purchase up to 800,000 shares of our common stock. We recorded the initial fair value of the warrants of $18,000 and $444,731 in fiscal 2007 and fiscal 2006, respectively, as a discount to debt. Amortization of this non-cash debt discount decreased by approximately $124,000 in the three months ended June 30, 2007 compared to the three months ended June 30, 2006.

We anticipate that our interest expense will decrease an average of nearly 40% in fiscal 2008, due to lower debt balances, lower loan fees and lower non-cash debt discount amortization. Our current loan facility with Commercial Finance accrues interest based on a variable prime plus rate. Prime rate is currently at 8.25% and it is uncertain if this will change in fiscal 2008. Any changes in the prime rate would further affect our interest expense in fiscal 2008.

Liquidity and Capital Resources

	3-Months Ended June 30,
	2007	2006	$ Change	% Change
Cash from (used in) operating activities	(376,246)	287,208	(663,454)	-231.0%
Cash from (used in) investing activities	(9,311)	(22,920)	13,609	-59.4%
Cash from (used in) financing activities	2,751	19,268	(16,517)	-85.7%
Net increase (decrease) in cash	(382,806)	283,556	(666,362)	-235.0%

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

Operating and Investing Activities

Cash used for operating activities in the first quarter of fiscal 2008 was primarily used to pay down accounts payable which decreased from $1,718,000 at March 31, 2007 to $1,258,000 at June 30, 2007. We have payment terms of 20 days after shipment from the primary supplier of our products. Depending upon the timing of sales and shipments, our accounts payable balance with this vendor can change significantly on a day-to-day basis. The reduction of our overall accounts payable balance, and the cash used to reduce that balance, from March 31, 2007 to June 30, 2007 is a reflection of the timing of shipments and payments during the first quarter of fiscal 2008.

In the first quarter of fiscal 2008, cash used in investing activities primarily related to our purchase of office equipment. Cash used in investing activities primarily related to additional security deposits that we paid in the first quarter of fiscal 2007 for our leased facilities and a small amount of proceeds received on the sale of our remaining assets held for sale. We do not anticipate any large capital expenditures or deposits during fiscal 2008.

Financing Activities

	3-Months Ended June 30,
	2007	2006
Net borrowings (payments) on line of credit and bank overdrafts	2,751	42,117
Payments of capital leases	-	(22,849)
Cash from financing activities	2,751	19,268

Debt Financing

Secured Borrowings

On June 23, 2006, we entered into a Receivables Purchase Agreement with Commercial Finance Division, formerly known as Systran Financial Services Corporation, a subsidiary of Textron Financial Corporation (“Commercial Finance”), whereby Commercial Finance provides financing to our Company through advances against certain trade receivable invoices due to our Company (the “Commercial Finance Agreement”). The Commercial Finance Agreement is secured by our accounts receivable and all other assets. Generally, subject to a maximum principal amount of $3,500,000 which can be borrowed under the Commercial Finance Agreement, the amount available for borrowing is equal to 85% of our eligible accounts receivable invoices less a dilution reserve and any required fixed dollar reserves. The dilution and fixed dollar reserves are currently set at 7% and $100,000, respectively. Advances under the Commercial Finance Agreement bear interest at a variable rate equal to the prime rate plus 1.5% per annum (9.75% on June 30, 2007). We are also obligated to pay a $1,500 monthly service fee.

The initial term of the Commercial Finance Agreement ends on June 23, 2009 and may renew automatically for consecutive twelve-month terms unless terminated sooner. The Commercial Finance Agreement may be accelerated in the event of certain defaults by our Company including among other things, a default in our payment and/or performance of any obligation to Commercial Finance or any other financial institution, creditor, or bank; and any change in the conditions, financial or otherwise, of our Company which reasonably causes Commercial Finance to deem itself insecure. In such an event, interest on our borrowings would accrue at the greater of twelve percent per annum or the variable rate of prime plus 1.5% and we would be liable for an early termination premium ranging from 1% to 3% of the maximum principal amount available under the Commercial Finance Agreement. As of June 30, 2007, the amount advanced under the Commercial Finance Agreement is $559,637. The net amount of cash provided under the Commercial Finance Agreement for the three months ended June 30, 2007 and 2006 was $2,751 and $42,117, respectively.

Recent Accounting Pronouncements

There have been no significant new pronouncements since the issuance of our Annual Report on Form 10-K for the fiscal year ended March 31, 2007.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk results primarily from fluctuations in interest rates. The interest rate on our outstanding debt to Commercial Finance as of June 30, 2007 is floating and based on the prevailing market interest rate. For market-based debt, interest rate changes generally do not affect the market value of the debt but do impact future interest expense and hence earnings and cash flows, assuming other factors remain unchanged. A theoretical 1% increase or decrease in market rates in effect on June 30, 2007 with respect to our debt balances as of such date would increase or decrease interest expense and hence reduce or increase the net income of our Company by approximately $5,600 per year.

Our sales during the three months ended June 30, 2007 and 2006, which were denominated in a currency other than U.S. Dollars, were less than 6% of gross sales and no net assets were maintained in a functional currency other than U. S. Dollars during such periods. While we believe that the effects of changes in foreign currency exchange rates have not historically been significant to our operations or net assets, we are unable to forecast the effects that foreign currency exchange rates may have on our future operations.

Item 4. Controls and Procedures

As of June 30, 2007, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer ("CEO"), and the Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures to insure that we record, process, summarize and report in a timely and effective manner the information required to be disclosed in reports filed with or submitted to the Securities and Exchange Commission. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective in timely bringing to their attention material information related to our Company required to be included in our periodic Securities and Exchange Commission filings. During the quarter ended June 30, 2007, there were no changes in our internal controls over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect those controls.

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

In addition to the other information in this Form 10-Q and risk factors previously disclosed in our Annual Report on Form 10-K for the year ended March 31, 2007, the following are some of the factors as of August 10, 2007, that could cause our Company’s actual results to differ materially from the expected results described in or underlying our Company’s forward-looking statements. These factors should be considered carefully while evaluating our business and prospects. If any of the following risks actually occur, they could seriously harm our business, financial condition, results of operations or cash flows.

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

Although we have significantly improved our gross margins by discontinuing production of low margin products, our total sales (and the corresponding volume of our products being produced) have been substantially reduced.  We will need to greatly increase our present production volume before the measuring period from September 1, 2009 to August 31, 2010 in order to avoid a substantial shortfall payment.  Based on our present production volume, the estimated short-fall payment could exceed $6,000,000.

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

As of August 10, 2007, Frederick DeLuca, a private investor, owned approximately 23% of our outstanding common stock and held warrants and a convertible note which, if exercised with accrued and unpaid interest on the convertible note as of such date and assuming the exercise of no other outstanding options or warrants, would give him ownership of approximately 50% of our outstanding common stock. Investors who purchase common stock in our Company may be unable to elect any specific members of the board of directors or exercise significant control over us or our business as a result of Mr. Deluca’s ownership. Additionally, Mr. DeLuca may be able to exercise significant influence over our policies and Board composition.

Stockholders may experience further dilution.

We have a substantial number of outstanding options and warrants and a convertible note to acquire shares of common stock. As of August 10, 2007, we have a total of 15,475,404 shares reserved for future issuance upon exercise of options or warrants and conversion of the convertible note. Of this total, 8,939,950 are exercisable securities that are “in the money.” “In the money” generally means that the current market price of the common stock is above the exercise price of the shares subject to the option, warrant or note conversion. The issuance of common stock upon the exercise of these options and warrants or note conversion could adversely affect the market price of the common stock or result in substantial dilution to our existing stockholders. In addition, any future securities issuances by our Company could result in the issuance, or potential issuance, of a significant amount of equity securities that will cause substantial dilution to our stockholders, particularly given the current low trading price of our common stock.

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

*	10.40	Note Modification Agreement dated March 14, 2007 between Galaxy Nutritional Foods, Inc. and Frederick A. DeLuca (Filed as Exhibit 10.40 on Form 8-K filed March 20, 2007.)

*	10.41	Second Amendment to the Employment Agreement dated May 3, 2007 between Galaxy Nutritional Foods, Inc. and Michael E. Broll. (Filed as Exhibit 10.38 on Form 8-K filed May 9, 2007.)

*	10.42
First Amendment to Receivables Purchase Agreement dated March 28, 2007 between Galaxy Nutritional Foods, Inc. and Systran Financial Services Corporation (Filed as Exhibit 10.42 on Form 10-K filed June 7, 2007.)

*	10.43	Separation and General Release Agreement dated June 1, 2007 between Galaxy Nutritional Foods, Inc. and Christopher Morini (Filed as Exhibit 10.43 on Form 10-K filed June 7, 2007.)

*	14.1	Code of Ethics (Filed as Exhibit 14.1 on Form 10-K filed June 7, 2007.)

*	16.1	Letter from BDO Seidman, LLP to the SEC dated July 24, 2006 (Filed as Exhibit 16.1 on Form 8-K filed July 24, 2006.)

*	16.2	Letter from Cross, Fernandez & Riley, LLP to the SEC dated July 24, 2006 (Filed as Exhibit 16.1 on Form 8-K filed July 24, 2006.)

*	20.1	Audit Committee Charter (Filed as Exhibit 20.1 on Form 10-Q for the fiscal quarter ended September 30, 2003.)

*	20.2	Compensation Committee Charter (Filed as Exhibit 20.2 on Form 10-Q for the fiscal quarter ended September 30, 2003.)

	31.1	Section 302 Certification of our Chief Executive Officer (Filed herewith.)

	31.2	Section 302 Certification of our Chief Financial Officer (Filed herewith.)

	32.1	Section 906 Certification of our Chief Executive Officer (Filed herewith.)

	32.2	Section 906 Certification of our Chief Financial Officer (Filed herewith.)

*	Previously filed and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GALAXY NUTRITIONAL FOODS, INC.

Date: August 14, 2007	/s/ Michael E. Broll
Michael E. Broll
Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2007	/s/ Salvatore J. Furnari
Salvatore J. Furnari
Chief Financial Officer (Principal Accounting and Financial Officer)