Form 10-Q
period 2007-09-30
GALAXY NUTRITIONAL FOODS INC
filed 2007-11-14
CIK 819527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

On November 12, 2007, there were 17,110,016 shares of common stock, $.01 par value per share, outstanding.

 GALAXY NUTRITIONAL FOODS, INC.

Index to Form 10-Q
For the Quarter Ended September 30, 2007

PART I. FINANCIAL INFORMATION
GALAXY NUTRITIONAL FOODS, INC.
Balance Sheets

		SEPTEMBER 30,	MARCH 31,
	Notes	2007	2007
		(UNAUDITED)
ASSETS
CURRENT ASSETS:
Cash		$996,690	$879,487
Trade receivables, net		2,894,117	2,652,845
Inventories, net		198,444	377,432
Prepaid expenses and other		218,788	261,693

Total current assets		4,308,039	4,171,457

PROPERTY AND EQUIPMENT, NET		78,990	90,181
OTHER ASSETS		81,182	102,980

TOTAL		$4,468,211	$4,364,618

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Secured borrowings	2	$358,945	$556,886
Accounts payable		1,251,530	1,718,088
Accrued and other current liabilities		771,722	823,258
Current portion of accrued employment contracts	3	544,184	366,305

Total current liabilities		2,926,381	3,464,537

ACCRUED EMPLOYMENT CONTRACTS, less current portion	3	18,229	194,491
RELATED PARTY NOTE PAYABLE	2	2,683,815	2,677,144

Total liabilities		5,628,425	6,336,172

COMMITMENTS AND CONTINGENCIES	4	—	—

STOCKHOLDERS’ DEFICIT:
Common stock		171,100	171,100
Additional paid-in capital		70,167,149	70,167,149
Accumulated deficit		(71,498,463)	(72,309,803)

Total stockholders’ deficit		(1,160,214)	(1,971,554)

TOTAL		$4,468,211	$4,364,618

See accompanying notes to financial statements

GALAXY NUTRITIONAL FOODS, INC.
Statements of Operations
(UNAUDITED)

		THREE MONTHS ENDED SEPTEMBER 30,		SIX MONTHS ENDED SEPTEMBER 30,
	Notes	2007	2006	2007	2006

Net Sales		$6,401,124	$6,727,777	$12,317,261	$14,560,339
Cost of Goods Sold		3,740,838	3,957,750	7,201,206	9,032,962
GROSS MARGIN		2,660,286	2,770,027	5,116,055	5,527,377

OPERATING EXPENSES:
Selling		940,833	880,823	1,830,241	1,846,802
Delivery		262,018	179,741	508,863	426,283
General and administrative, including $0, $92,330, $0 and $98,160 non-cash compensation related to stock based transactions	5	587,501	872,766	1,211,117	1,857,628
Employment contract expense-general and administrative		—	—	346,447	—
Research and development		79,718	44,449	162,995	86,783
Reserve on stockholder note receivable		—	—	—	1,428,000
Cost of disposal activities	1	—	47,059	—	148,803
Loss on disposal of assets		—	37,329	—	24,505
Total operating expenses		1,870,070	2,062,167	4,059,663	5,818,804

INCOME (LOSS) FROM OPERATIONS		790,216	707,860	1,056,392	(291,427)

OTHER EXPENSES:
Interest expense		(117,875)	(146,296)	(233,052)	(489,438)

INCOME (LOSS) BEFORE TAXES		672,341	561,564	823,340	(780,865)

Federal income tax expense		(12,000)	—	(12,000)	—

NET INCOME (LOSS)		$660,341	$561,564	$811,340	$(780,865)

BASIC NET INCOME (LOSS) PER COMMON SHARE	6	$0.04	$0.03	$0.05	$(0.04)
DILUTED NET INCOME (LOSS) PER COMMON SHARE	6	$0.03	$0.03	$0.04	$(0.04)

See accompanying notes to financial statements.

GALAXY NUTRITIONAL FOODS, INC.
Statement of Stockholders’ Deficit
Six Months Ended September 30, 2007
(UNAUDITED)

	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Total
Balance at March 31, 2007	17,110,016	$171,100	$70,167,149	$(72,309,803)	$(1,971,554)

Net income	—	—	—	811,340	811,340

Balance at September 30, 2007	17,110,016	$171,100	$70,167,149	$(71,498,463)	$(1,160,214)

See accompanying notes to financial statements.

GALAXY NUTRITIONAL FOODS, INC.
Statements of Cash Flows
(UNAUDITED)

Six Months Ended September 30,	Notes	2007	2006

CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net Income (Loss)		$811,340	$(780,865)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization		22,062	106,097
Amortization of debt discount and financing costs		28,469	242,047
Provision for future credits and doubtful accounts on trade receivables		(538,500)	(619,150)
Provision for loss on stockholder note receivable		—	1,428,000
Loss on disposal of assets		—	24,505
Non-cash compensation related to stock-based transactions		—	98,160
(Increase) decrease in:
Trade receivables		297,228	1,937,167
Inventories, net		178,988	(9,642)
Prepaid expenses and other		42,905	(186,996)
Increase (decrease) in:
Accounts payable		(466,558)	(948,851)
Accrued and other liabilities		(49,919)	(624,398)

NET CASH FROM OPERATING ACTIVITIES		326,015	666,074

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Purchase of property and equipment		(10,871)	(9,638)
Proceeds from sale of equipment		—	42,955
Decrease in other assets		—	34,440

NET CASH FROM (USED IN) INVESTING ACTIVITIES		(10,871)	67,757

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Net payments on secured borrowings		(197,941)	(519,820)
Borrowings on term notes payable		—	1,200,000
Repayments on term notes payable		—	(1,200,000)
Principal payments on capital lease obligations		—	(64,596)
Financing costs for long term debt		—	(144,011)

NET CASH USED IN FINANCING ACTIVITIES		(197,941)	(728,427)

NET INCREASE IN CASH	7	117,203	5,404

CASH, BEGINNING OF PERIOD		879,487	435,880

CASH, END OF PERIOD		$996,690	$441,284

See accompanying notes to financial statements.

GALAXY NUTRITIONAL FOODS, INC.
Notes to Financial Statements
(UNAUDITED)

(1)   Summary of Significant Accounting Policies

The unaudited financial statements have been prepared by Galaxy Nutritional Foods, Inc. (the “Company”), in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and applicable rules and regulations of the Securities and Exchange Commission. The accompanying financial statements contain all normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of such financial statements. Certain information and disclosures normally included in the financial statements prepared in accordance with GAAP have been omitted under such rules and regulations although the Company believes that the disclosures are adequate to make the information presented not misleading. The March 31, 2007 balance sheet data was derived from the audited financial statements, but does not include all disclosures required by GAAP. These unaudited financial statements should be read in conjunction with the financial statements and notes included on Form 10-K for the fiscal year ended March 31, 2007. Interim results of operations for the six-month period ended September 30, 2007 may not necessarily be indicative of the results to be expected for the full year.

Revenue Recognition

Sales are recognized upon shipment of products to customers. The Company offers a right of return policy on certain products sold to certain retail customers in the conventional grocery stores and mass merchandising industry. If the product is not sold during its shelf life, the Company will allow a credit for the unsold merchandise. Since the shelf life of the Company’s products ranges from 4 months to one year, the Company historically averages less than 2% of gross sales in credits for unsold product. The Company’s reserve on accounts receivable takes these potential future credits into consideration. Certain expenses such as returns, slotting fees, rebates, coupons and other discounts are accounted for as a reduction to Revenues.

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

The Company accounted for the costs associated with these transactions in accordance with SFAS No. 146, “Accounting for Costs Associated with an Exit or Disposal Activity,” (“SFAS 146”) because the above arrangements were planned and controlled by management and materially changed the manner in which the Company’s business was conducted. In accordance with SFAS 146, costs associated with disposal activities were reported as a reduction of income from operations.

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

The Black-Scholes option-pricing model requires subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The risk-free rate is based on the U.S. Treasury zero-coupon rates with a remaining term equal to the expected term of the option. Expected volatilities are based on the historical volatility of the Company’s stock. Prior to April 1, 2006, the Company input the expected term of options granted based on the contractual life of the options granted. Upon adoption of SFAS 123R, the Company inputs the expected term of options granted based on information derived from historical data on employee exercises and post-vesting employment termination behavior. There is no expected dividend yield.  These factors could change in the future, which may affect the stock-based compensation expense in future periods. SFAS 123R also requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. There were no issuances of stock awards during the three and six months ended September 30, 2007. Therefore, the Company did not make any assumptions under the Black-Scholes option-pricing model during these periods.

The Company estimated the fair value of each stock-based award during the three and six month periods ended September 30, 3006 using the Black-Scholes pricing model with the following assumptions:

	Three Months Ended	Six Months Ended
	September 30, 2006	September 30, 2006
Risk-free interest rate	4.07-4.94%	4.07-4.94%
Volatility	50.3-51.9%	50.3-51.9%
Expected life (months)	36-60	36-60
Dividends	None	None

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period, which approximates the requisite service period. Stock-based compensation expense recognized in the Company's Statements of Operations for the periods presented includes compensation expense for share-based payment awards granted prior to, but not yet vested as of March 31, 2006 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to March 31, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. As stock-based compensation expense recognized in the Statement of Operations is based on awards ultimately expected to vest and to be exercised, it will be reduced for estimated forfeitures. There was no forfeiture rate applied to the stock-based compensation expense for the three and six months ended September 30, 2007 and 2006 as all options were fully vested and were able to be exercised.

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

Recent Accounting Pronouncements

In June 2007, the FASB ratified EITF Issue No. 07-03, "Accounting for Nonrefundable Advance Payments for Goods and Services Received for Use in Future Research and Development Activities." EITF 07-03 requires companies to defer nonrefundable advance payments for goods and services and to expense that advance payment as the goods are delivered or services are rendered. If the company does not expect to have the goods delivered or services performed, the advance should be expensed. EITF 07-03 is effective for fiscal years beginning after December 15, 2007. The Company is currently evaluating the impact of adopting EITF 07-03 on its financial statements.

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

Financial Instruments

SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2007.

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

(2)   Secured Borrowings and Related Party Note Payable

Secured Borrowings

On June 23, 2006, the Company entered into a Receivables Purchase Agreement with Commercial Finance Division, formerly known as Systran Financial Services Corporation, a subsidiary of Textron Financial Corporation (“Commercial Finance”), whereby Commercial Finance provides financing to the Company through advances against certain trade receivable invoices due to the Company (the “Commercial Finance Agreement”). The Commercial Finance Agreement is secured by the Company’s accounts receivable and all other assets. Generally, subject to a maximum principal amount of $3,500,000 which can be borrowed under the Commercial Finance Agreement, the amount available for borrowing is equal to 85% of the Company’s eligible accounts receivable invoices less a dilution reserve and any required fixed dollar reserves. The dilution and fixed dollar reserves are currently set at 7% and $100,000, respectively. Advances under the Commercial Finance Agreement bear interest at a variable rate equal to the prime rate plus 1.5% per annum (9.25% on September 30, 2007). The Company is also obligated to pay a $1,500 monthly service fee.

The initial term of the Commercial Finance Agreement ends on June 23, 2009 and may renew automatically for consecutive twelve-month terms unless terminated sooner. The Commercial Finance Agreement may be accelerated in the event of certain defaults by the Company including among other things, a default in the Company’s payment and/or performance of any obligation to Commercial Finance or any other financial institution, creditor, or bank; and any change in the conditions, financial or otherwise, of the Company which reasonably causes Commercial Finance to deem itself insecure. In such an event, interest on the Company’s borrowings would accrue at the greater of twelve percent per annum or the variable rate of prime plus 1.5% and the Company would be liable for an early termination premium ranging from 1% to 3%, depending upon the timing of such termination, of the maximum principal amount available under the Commercial Finance Agreement. As of September 30, 2007, the amount advanced under the Commercial Finance Agreement is $358,945.

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

The Company amortized $3,788 and $6,671 of debt discount to interest expense in the three and six months ended September 30, 2007, respectively. The Company amortized $2,840 and $129,819 related to debt discounts in the three and six months ended September 30, 2006, respectively. Additionally, the Company recorded interest expense related to related party notes of $85,774 and $170,616 in the three and six months ended September 30, 2007, respectively. The Company recorded interest expense related to related party notes of $85,461 and $151,561 in the three and six months ended September 30, 2006, respectively. As of September 30, 2007, the outstanding principal balance of $2,685,104 on the Convertible Note less the remaining debt discount of $1,289 is $2,683,815.

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

Because Mr. Morini is no longer performing ongoing services for the Company, the Company accrued and expensed the five-year cost of this agreement in October 2003. The total estimated costs expensed under this agreement were $1,830,329 of which $379,147 remained unpaid but accrued ($366,305 as short-term liabilities and $12,842 as long-term liabilities) as of September 30, 2007. The obligation is being paid out in nearly equal monthly installments ending in October 2008.

Christopher Morini

On June 1, 2007, Christopher Morini resigned from his position as Vice President of New Business Development in order to pursue other opportunities. In accordance with the Separation and General Release Agreement which became effective on June 9, 2007, between the Company and Mr. C. Morini, the Company accrued $346,447 for wages and payroll taxes and expensed them under Employment Contract Expense-General and Administrative in the Statement of Operations in June 2007. After an initial lump sum payment of approximately $100,087, the remaining obligation is being paid out in nearly equal bi-weekly installments through September 2008. As of September 30, 2007, $183,266 remained unpaid but accrued ($177,879 as short-term liabilities and $5,387 as long-term liabilities).

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

Compensation cost arising from nonvested stock granted to employees and from non-employee stock awards is recognized as expense using the graded vesting attribution method over the vesting period. As of March 31, 2007, there was no remaining unrecognized compensation cost related to nonvested stock. Additionally, there were no stock-based transactions during the three and six months ended September 30, 2007. Therefore, there was no stock-based compensation expense nor any unrecognized compensation cost related to nonvested stock for the three and six months ended September 30, 2007. For the three and six months ended September 30, 2006, the Company’s stock-based compensation expense related to nonvested stock was $92,330 and $98,160.

The following table summarizes the Company’s plan and non-plan stock options outstanding as of September 30, 2007, as well as activity during the six months then ended:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at March 31, 2007	5,290,750	$2.86
Granted	—	—
Exercised	—	—
Forfeited or expired	(723,583)	3.96
Outstanding at September 30, 2007	4,567,167	$2.69	2.4	$-0-

Exercisable at September 30, 2007	4,567,167	$2.69	2.4	$-0-

There were no options granted and thus no weighted-average fair value computed on options during the three and six months ended September 30, 2007. At September 30, 2007, the aggregate intrinsic value of options outstanding and options exercisable was zero, because the market value of the underlying stock was below the average exercise price of all options. The closing price of the Company’s common stock on September 28, 2007 as quoted on the OTC Bulletin Board was $0.35 per share. There were no options exercised during the three and six months ended September 30, 2007 and 2006; and therefore, no intrinsic value or cash received from option exercises. During the three and six months ended September 30, 2006, there were 500,000 options granted at a weighted-average exercise price of $0.44 per share with a weighted-average fair value of $0.18 per share.

(6)   Earnings Per Share

The following is a reconciliation of basic net income (loss) per share to diluted net income (loss) per share:

	THREE MONTHS ENDED SEPTEMBER 30,		SIX MONTHS ENDED SEPTEMBER 30,
	2007	2006	2007	2006

Net income (loss) - basic	$660,341	$561,564	$811,340	$(780,865)
Plus interest on convertible related party note payable	85,774	67,128	170,616	—
Net income (loss) - diluted	$746,115	$628,692	$981,956	$(780,865)

Weighted average shares outstanding - basic	17,110,016	17,109,910	17,110,016	18,336,298
Potential shares issued upon conversion of related party note payable	8,590,734	7,671,726	8,348,329	—
Potential shares “in-the-money” under stock option and warrant agreements	240,000	—	740,000	—
Less: Shares assumed repurchased under the treasury stock method	(199,532)	—	(560,584)	—
Weighted average shares outstanding -diluted	$25,741,218	$24,781,636	$25,637,761	$18,336,298

Basic net income (loss) per common share	$0.04	$0.03	$0.05	$(0.04)
Diluted net income (loss) per common share	$0.03	$0.03	$0.04	$(0.04)

Options for 4,590,753 and 4,320,492 shares and warrants for 958,001 and 1,017,601 shares have not been included in the computation of diluted net income per common share for three and six months ended September 30, 2007, respectively, as their effects were antidilutive. Options for 5,313,977 shares and warrants for 1,323,142 shares have not been included in the computation of diluted net income (loss) per common share for the three and six months ended September 30, 2006, as their effect would be antidilutive. Potential conversion of the related party note payable for 7,671,726 shares have not been included in the computation of diluted net income (loss) per common share for the six months ended September 30, 2006, as their effect would be antidilutive.

(7)   Supplemental Cash Flow Information

For purposes of the statement of cash flows, all highly liquid investments with a maturity date of three months or less are considered to be cash equivalents.

Six Months Ended September 30,	2007	2006
Non-cash financing and investing activities:
Purchase of equipment through a capital lease	$—	$6,858
Payment of note payable through issuance of revised note payable	—	1,200,000
Payment of accrued liability through issuance of note payable	—	285,104
Cancellation of treasury shares	—	1,344,461

Cash paid for:
Interest	33,967	191,530

(8)   Economic Dependence and Segment Information

The Company has one operating segment and sells to customers throughout the United States, Puerto Rico, and the U.S. controlled Virgin Islands (together considered the United States) and 12 foreign countries. For the three months ended September 30, 2007 and 2006, the Company’s gross sales were $6,918,513 and $7,370,859, respectively. For the six months ended September 30, 2007 and 2006, the Company’s gross sales were $13,428,113 and $16,078,505, respectively. Gross sales derived from foreign countries were approximately $787,000 and $920,000*, representing 11% and 12% of gross sales for the three months ended September 30, 2007 and 2006, respectively. Gross sales derived from foreign countries were approximately $1,751,000 and $1,844,000*, representing 13% and 11% of gross sales for the six months ended September 30, 2007 and 2006, respectively. Gross sales are attributed to individual countries based on the customer’s shipping address. The Company has no long-term assets located outside of the United States.

The following table sets forth the percentage of gross sales to each foreign country, which accounted for 10% or more of the Company’s foreign gross sales for the three and six months ended September 30, 2007 and 2006:

	THREE MONTHS ENDED SEPTEMBER 30,		SIX MONTHS ENDED SEPTEMBER 30,
	2007	2006*	2007	2006*
Canada	86.7%	78.5%	88.5%	79.2%
Other	13.3%	21.5%	11.5%	20.8%

* The sales to foreign countries for the three and six months ended September 30, 2006, have been restated to remove sales to Puerto Rico and the US controlled Virgin Islands. Sales to Puerto Rico and the US controlled Virgin Islands are now included in domestic sales.

The Company had one customer that accounted for approximately 15% and 16% of gross sales for the three and six months ended September 30, 2007, respectively. The Company had one customer that accounted for approximately 13% and 12% of gross sales for the three and six months September 30, 2006, respectively. There were no customers whose balance outstanding was greater than 10% of accounts receivable as of September 30, 2007 and 2006.

Pursuant to the Supply Agreement with Schreiber, the Company purchased approximately 97% and 96% of its total raw material purchases from Schreiber for the three and six months ended September 30, 2007, respectively, and approximately 92% and 98%, for the three and six months ended September 30, 2006, respectively.

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

•
Our expectations regarding future expenses, including cost of goods sold and the raw material cost of casein, in particular, delivery, selling, general and administrative, research and development expenses, and disposal costs;

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

Marketing

We use several internal and external reports to monitor sales and profitability by product, brand, segment, form and channel of sale to determine the outside factors affecting the sales levels. These reports provide management information on which product, brand, segments, forms and/or channel sales are increasing or decreasing both in units sold and price per unit. By reviewing these reports along with industry data from publications, syndicated retail consumption reports, and conversations with major retailers, other manufacturers in the food and beverage industry, and ingredient and service suppliers, we make decisions on which brands to promote and analyze trends in the consumer marketplace.

In our fiscal 2007 marketing campaign, we worked to optimize our price based promotions by focusing on deeper, less frequent in-store discounts. Additionally, we continued special event marketing efforts. In the second half of fiscal 2007, we began an ongoing consumer print advertising campaign in national health and fitness publications including Weight Watchers and Shape. Product attributes and information on where to find our products were incorporated into a unified marketing message in our efforts to increase consumer education and awareness of cheese alternatives. In fiscal 2008, we are continuing our Veggie print advertising campaign to include Veggie brand advertisements in Shape, Women’s Health and Parenting. We also expanded print advertising to include specialty publications, including Vegetarian Times and VegNews to seek new consumers for our Rice, Veggy and Rice Vegan brands. Additionally, we implemented less frequent promotions but with deeper discounts to the consumers.

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

Based on the age of the receivable, cash collection history and past dilution in the receivables, we make an estimate of our anticipated bad debt, anticipated future authorized deductions due to current period activity and anticipated collections on non-authorized amounts that customers have currently deducted on past invoices. Based on this analysis, we reserved $956,000 and $1,152,000 for known and anticipated future credits and doubtful accounts at September 30, 2007 and 2006, respectively. We believe that this estimate is reasonable, but there can be no assurance that our estimate will not change given a change in economic conditions or business conditions within the food industry, our individual customer base or our Company.

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

The Black-Scholes option-pricing model requires subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The risk-free rate is based on the U.S. Treasury zero-coupon rates with a remaining term equal to the expected term of the option. Expected volatilities are based on the historical volatility of our stock. Prior to April 1, 2006, we input the expected term of options granted based on the contractual life of the options granted. For any new awards, we input the expected term of options granted based on information derived from historical data on employee exercises and post-vesting employment termination behavior. There is no expected dividend yield.  These factors could change in the future, which may affect the stock-based compensation expense in future periods. SFAS 123R also requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. There were no issuances of stock awards during the three months ended September 30, 2007 and 2006. Therefore, we did not make any assumptions under the Black-Scholes option-pricing model during these periods.

On an option with a risk-free interest rate of 5%, volatility of 45% and a term of 60 months, we would experience a $.01 change in the fair value if we were to change our estimate of the interest rate by two percentage points, the volatility percentage by five percentage points, or the expected term by five months.

Results of Operations

	3-Months Ended September 30,				6-Months Ended September 30,
	2007	2006	$ Change	% Change	2007	2006	$ Change	% Change

Net Sales	6,401,124	6,727,777	(326,653)	-4.9%	12,317,261	14,560,339	(2,243,078)	-15.4%
Cost of Goods Sold	3,740,838	3,957,750	(216,912)	-5.5%	7,201,206	9,032,962	(1,831,756)	-20.3%
Gross Margin	2,660,286	2,770,027	(109,741)	-4.0%	5,116,055	5,527,377	(411,322)	-7.4%

Gross Profit %	41.6%	41.2%			41.5%	38.0%

Sales

For the three months ended September 30, 2007 and 2006, our gross sales before discounts, returns and allowances were $6,918,513 and $7,370,859, respectively. For the six months ended September 30, 2007 and 2006, our gross sales before discounts, returns and allowances were $13,428,113 and $16,078,505, respectively. The following chart sets forth the percentage of gross sales derived from our product brands during the three and six months ended September 30, 2007 and 2006:

	THREE MONTHS ENDED SEPTEMBER 30,		SIX MONTHS ENDED SEPTEMBER 30,
Brand	2007	2006	2007	2006
Veggie	68.3%	58.7%	67.5%	56.9%
Private Label, Imitation and Other	9.8%	19.9%	10.4%	22.4%
Rice	11.0%	9.9%	11.7%	10.3%
Veggy	4.4%	4.6%	4.3%	4.3%
Wholesome Valley Organic	3.1%	3.5%	2.6%	3.1%
Vegan	3.4%	3.4%	3.5%	3.0%

Net sales, after discounts, returns and allowances, in the three months ended September 30, 2007 decreased 5% compared to net sales in the three months ended September 30, 2006 primarily as a result of a strategic elimination of marginally profitable and unprofitable private label and imitation products that began in the first quarter of fiscal 2007. In terms of gross sales dollars, sales of private label and imitation products were down approximately 54% from the three month period ended September 30, 2006 to the three month period ended September 30, 2007. Sales of branded products were up approximately 6% over the same period. The three months ended September 30, 2007 marked the stabilization and increase in sales of our branded products as a result of our three step strategy to 1) implement consistent and more effective marketing efforts; 2) increase distribution and velocity per store; and 3) improve products with higher quality ingredients and new packaging.

Net sales, after discounts, returns and allowances, in the six months ended September 30, 2007 decreased 15% from net sales in the six months ended September 30, 2006, primarily due to the strategic elimination of marginally profitable and unprofitable private label and imitation products. In terms of gross sales dollars, sales of private label and imitation products were down approximately 61% from the six month period ended September 30, 2006 to the six month period ended September 30, 2007. Sales of branded products were down less than 4% over the same period.

We anticipate that our sales in fiscal 2008 will be lower than sales reported in fiscal 2007 reflecting the lower baseline sales projected after the elimination of the majority of the private label and imitation business.

Cost of Goods Sold

Cost of goods sold was approximately 58% and 59% of net sales in the three months ended September 30, 2007 and 2006, and 59% and 62% of net sales in the six months ended September 30, 2007 and 2006, respectively. This decrease in cost of goods sold as a percentage of net sales is primarily due to the increased margins as a result of the sales mix moving more heavily toward higher-margin branded products and away from lower-margin imitation and private label products.

Due to a current worldwide shortage and a weaker US Dollar in relation to the Euro, initial forecasts from our suppliers indicate a nearly 100% increase in the cost of casein, a dried skim milk protein and the principal raw ingredient used in most of our products, beginning in the third quarter of fiscal 2008. This drastic increase in supply costs is expected to substantially increase our cost of goods sold and correspondingly substantially reduce our gross margins through the remainder of our current fiscal year 2008. We currently anticipate that casein prices will remain at unusually high levels through the first quarter of fiscal 2009 before lowering. We recently implemented several strategic plans of action to at least partially minimize the negative effect of these anticipated casein price increases. These strategies include increasing customer pricing on certain affected product lines and reducing promotional spending and consumer advertising, as well as, expanding and accelerating the roll-out of new and current products which do not require casein.

Gross Margin

Although net sales declined a $327,000 or 5%, gross margin dollars in the three months ended September 30, 2007 declined only $110,000 or 4% compared to the three months ended September 30, 2006 due to the slight gross margin improvement from the three months ended September 30, 2006 to the three months ended September 30, 2007. For the six month period ended September 30, 2007, gross margin dollars declined by only $411,000 (7%) from the six months ended September 30, 2006 despite a $2.2 million (15%) decline in net sales as gross margins increased from 38% for the six months ended September 30, 2006 to 42% for the six months ended September 30, 2007. This increase in gross margin percentage was a result of the change in our sales mix as discussed above under Sales.

Due to the rapid increase and amount of the increase in cost of goods sold, we do not expect that we will be able to pass this entire cost increase on to our consumers through immediate price increases. As a result, we anticipate that gross margins on a majority of our products will decline and that gross margins as a percentage of net sales for fiscal 2008 will be lower than our fiscal 2007 annual average. Additionally, we anticipate that our income from operations will be materially and adversely affected by the decline in gross margins.

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

EBITDA (a non-GAAP measure):

	3-Months Ended September 30,				6-Months Ended September 30,
	2007	2006	$ Change	% Change	2007	2006	$ Change	% Change
Net Sales	6,401,124	6,727,777	(326,653)	-4.9%	12,317,261	14,560,339	(2,243,078)	-15.4%
Cost of Goods Sold	3,740,838	3,957,750	(216,912)	-5.5%	7,201,206	9,032,962	(1,831,756)	-20.3%
Gross Margin	2,660,286	2,770,027	(109,741)	-4.0%	5,116,055	5,527,377	(411,322)	-7.4%

Operating Expenses:
Selling	940,833	880,823	60,010	6.8%	1,830,241	1,846,802	(16,561)	-0.9%
Delivery	262,018	179,741	82,277	45.8%	508,863	426,283	82,580	19.4%
General and administrative, including $0, $92,330, $0 and $98,160 non-cash stock compensation (1)	587,501	872,766	(285,265)	-32.7%	1,211,117	1,857,628	(646,511)	-34.8%
Employment contract expense (2)	-	-	-	100.0%	346,447	-	346,447	100.0%
Research and development	79,718	44,449	35,269	79.3%	162,995	86,783	76,212	87.8%
Reserve on stockholder note receivable(2)	-	-	-	0.0%	-	1,428,000	(1,428,000)	-100.0%
Cost of disposal activities(2)	-	47,059	(47,059)	-100.0%	-	148,803	(148,803)	-100.0%
(Gain)/loss on disposal of assets(2)	-	37,329	(37,329)	-100.0%	-	24,505	(24,505)	-100.0%
Total operating expenses	1,870,070	2,062,167	(192,097)	-9.3%	4,059,663	5,818,804	(1,759,141)	-30.2%
Income (Loss) from Operations(3)	790,216	707,860	82,356	11.6%	1,056,392	(291,427)	1,347,819	-462.5%

Other Expenses:
Interest expense, net	(117,875)	(146,296)	28,421	-19.4%	(233,052)	(489,438)	256,386	-52.4%
Income (Loss) before Taxes	672,341	561,564	110,777	19.7%	823,340	(780,865)	1,604,205	-205.4%

Federal Income Tax Expense	(12,000)	-	(12,000)	100.0%	(12,000)	-	(12,000)	100.0%

NET INCOME (LOSS)	660,341	561,564	98,777	17.6%	811,340	(780,865)	1,592,205	-203.9%

Interest expense, net	117,875	146,296	(28,421)	-19.4%	233,052	489,438	(256,386)	-52.4%
Taxes	12,000	-	12,000	100.0%	12,000	-	12,000	100.0%
Depreciation and amortization	11,091	53,275	(42,184)	-79.2%	22,062	106,097	(84,035)	-79.2%
EBITDA (a non-GAAP measure)	801,307	761,135	40,172	5.3%	1,078,454	(185,330)	1,263,784	-681.9%

EBITDA, as a % of Net Sales	12.5%	11.3%			8.8%	-1.3%

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

Selling

Selling expense is partly a function of sales through variable costs such as brokerage commissions and promotional costs and partly fixed with certain fixed costs for marketing campaigns and employee salaries and benefits. The 7% increase in selling expenses for the three months ended September 30, 2007 compared to the three months ended September 30, 2006 is primarily attributable to increased consumer advertising; specifically magazine advertising in healthy-women publications such as Shape, Women’s Health and Parenting. In addition, selling expenses increased from 13% of net sales during the three months ended September 30, 2006 to 15% of net sales for the three months ended September 30, 2007. This increase is partially a result of the overall increase in selling expenses, but also results from the change in our sales mix. Nearly all of our promotional spending is directed toward our branded products and is therefore tied more to our branded sales levels rather than overall sales. As we have eliminated low margin private label and imitations sales, our selling expenses as a percentage of overall sales has increased.

For the six months ended September 30, 2007 compared to the six months ended September 30, 2006, overall selling expenses are down approximately 1% while selling expense as a percentage of net sales increased from 13% of net sales in the six months ended September 30, 2006 to 15% of net sales in the six months ended September 30, 2007. This change is attributable to the shift in sales mix toward branded products and away from imitation and private label products. Historically, very little advertising and promotion costs were associated with the imitation and private label products. Accordingly, the elimination of these low-margin sales has very little impact on our selling expenses. Advertising and promotion costs for our branded products remained relatively consistent from the six months ended September 30, 2006 to the six months ended September 30, 2007. However, those expenditures are now on a lower sales base resulting in selling expenses being a higher percentage of sales.

We expect that fixed selling expense amounts for advertising and market research in fiscal 2008 will be consistent with fiscal 2007. Therefore, we expect that fiscal 2008 selling expenses will increase as a percentage of sales compared to fiscal 2007 due to the lower sales volumes.

Delivery

Delivery expense is primarily a function of sales as our primary supplier drop-ships products to our customers and charges a fixed, per-pound contractual delivery fee that is subject to adjustment from time to time. Delivery costs increased from 3% of net sales for both the three and six month periods ended September 30, 2006 to 4% of net sales for both the three and six month periods ended September 30, 2007. In September 2006, the per pound delivery rate charged by our primary supplier was adjusted upward to reflect current market conditions. Additionally, in order to improve customer service and reduce order lead times, we began storing and distributing inventory out of two additional distribution centers. As a result, our delivery costs increased as reflected in the higher delivery costs as a percentage of sales as noted above and we anticipate delivery expense for fiscal 2008 will remain higher than delivery costs in fiscal 2007.

General and Administrative

During the three and six months ended September 30, 2007, general and administrative expenses decreased approximately $285,000 and $647,000, respectively, compared to the three and six months ended September 30, 2006. The main contributors to this decrease were lower legal costs, lower audit and accounting costs, reduced depreciation and occupancy costs and no non-cash stock compensation. Legal costs were higher in the prior year periods primarily as a result of continued legal fees related to our exploration of strategic alternatives (including the potential sale of our Company that was abandoned in April 2006). As a result of the outsourcing of our manufacturing process, as well as the restructuring of our outstanding debt in June 2006, many of the time-consuming and complex accounting issues related to our operations were eliminated. This has resulted in a reduction of our audit and other accounting-related fees. Occupancy costs, including insurance, maintenance and utilities have decreased from the prior year periods as a result of the move of our corporate headquarters to a smaller facility in October 2006. Depreciation expense is lower due to less leasehold improvements and equipment in the smaller facility. We did not issue any stock awards in the three and six months ended September 30, 2007 and therefore, did not incur any non-cash compensation expense related to stock-based transactions compared to $92,330 and $98,160 in the three and six months ended September 30, 2006.

Excluding the effects of non-cash compensation related to stock-based transactions, which cannot be predicted, we anticipate that in fiscal 2008 general and administrative expenses will continue to be lower than total expense in fiscal 2007. However, we anticipate that we will begin incurring additional costs related to the implementation of the requirements of Section 404 of The Sarbanes Oxley Act throughout fiscal 2008.

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

Research and Development

Research and development expenses increased by approximately $35,000 or 79% for the three months ended September 30, 2007 and by approximately $76,000 or 88% for the six months ended September 30, 2007 when compared to the same periods of the prior year. This increase is primarily a result of costs associated with the reformulation of our Rice Shred products. We reformulated to make those products even more appealing to natural foods consumers. Additionally, we developed a new product line for our Wholesome Valley Organic brand during the current fiscal year. In the prior year, nearly all new product development projects, including reformulations to existing products, were postponed until our outsourcing partners understood our existing products. We anticipate that research and development costs will continue to be higher in fiscal 2008, based on current plans for product reformulations and new product development.

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

Cost of Disposal Activities

We accounted for the costs associated with the disposal of our manufacturing operations in accordance with SFAS No. 146, “Accounting for Costs Associated with an Exit or Disposal Activity,” because the arrangements were planned and controlled by management and materially changed the manner in which our business was conducted. We report our disposal costs for the period as Costs of Disposal Activities in the Statement of Operations. There were no further disposal costs in the three and six months ended September 30, 2007. Disposal costs during the three and six months ended September 30, 2006 were $47,059 and $148,803, respectively. Currently, we do not anticipate any additional disposal costs, but if they do occur, we intend to expense them as incurred.

Interest Expense

Interest expense decreased by approximately $28,000 or 19% and $256,000 or 52% in the three and six months ended September 30, 2007 compared to the three and six months ended September 30, 2006, respectively. The decrease in interest expense for the three months ended September 30, 2007 is a result of lower overall borrowing levels in the current period compared to the prior period. The decrease in interest expense for the six months ended September 30, 2007 is a result of lower interest rates (including the effects of discount amortization) after refinancing all of our outstanding debt in June 2006, as well as lower overall borrowing levels in the current six month period. In the six months ended September 30, 2007, we experienced a decrease in interest expense related to our debt facilities of approximately $41,000 due to lower average outstanding principal balances. Amortization of loan costs decreased by approximately $91,000 due to lower loan fees charged by our new lenders. Additionally, pursuant to several Note and Warrant Purchase Agreements entered into in fiscal 2006 and fiscal 2007, we issued warrants to purchase up to 800,000 shares of our common stock. We recorded the initial fair value of the warrants of $18,000 and $444,731 in fiscal 2007 and fiscal 2006, respectively, as a discount to debt. Amortization of this non-cash debt discount decreased by approximately $124,000 in the six months ended September 30, 2007 compared to the six months ended September 30, 2006.

We anticipate that our interest expense will decrease an average of approximately 40% in fiscal 2008, due to lower debt balances, lower loan fees and lower non-cash debt discount amortization. Our current loan facility with Commercial Finance Division accrues interest based on a variable prime plus rate. Prime rate is currently at 7.50% and it is uncertain if this will change during the remainder of fiscal 2008. Any changes in the prime rate would further affect our interest expense in fiscal 2008.

Liquidity and Capital Resources

6-Months Ended September 30,	2007	2006	$ Change	% Change
Cash from operating activities	326,015	666,074	(340,059)	-51.1%
Cash from (used in) investing activities	(10,871)	67,757	(78,628)	-116.0%
Cash used in financing activities	(197,941)	(728,427)	530,486	-72.8%
Net increase in cash	117,203	5,404	111,799	2068.8%

Future Capital Needs

With the reduction in overall debt and lender fees, we expect to see annual interest savings of approximately $300,000 in fiscal 2008. As discussed under Cost of Goods Sold, we are anticipating a substantial increase in our product costs that we will not be able to pass on to the consumers immediately. Therefore, we will be using more cash to support operations, but still anticipate that we will continue to provide positive operating cash flow for fiscal 2008. With the positive operating cash flow and large amount of funds available on our credit facility discussed below, we believe that we have enough cash to meet our current liquidity needs during fiscal 2008.

Operating and Investing Activities

Cash from operating activities in the first six months of fiscal 2008 primarily came from operating profits that were offset by cash used to pay down accounts payable which decreased from $1,718,000 at March 31, 2007 to $1,251,000 at September 30, 2007. We have payment terms of 20 days after shipment from the primary supplier of our products. Depending upon the timing of sales and shipments, our accounts payable balance with this vendor can change significantly on a day-to-day basis. The reduction of our overall accounts payable balance, and the cash used to reduce that balance, from March 31, 2007 to September 30, 2007 is a reflection of the timing of shipments and payments during the first six months of fiscal 2008.

In the first six months of fiscal 2008, cash used in investing activities related to our purchase of office equipment. Cash provided from investing activities in the first six months of fiscal 2007 came primarily from the sales of fixed assets and the refund of various security deposits related to the termination of our lease at our prior operating facility in November 2006. We do not anticipate any large capital expenditures or deposits during fiscal 2008.

Financing Activities

6-Months Ended September 30,	2007	2006
Net borrowings (payments) on line of credit and bank overdrafts	(197,941)	(519,820)
Issuances of debt	-	1,200,000
Payments of debt and capital leases	-	(1,408,607)
Cash from financing activities	(197,941)	(728,427)

Debt Financing

On June 23, 2006, we entered into a Receivables Purchase Agreement with Commercial Finance Division, formerly known as Systran Financial Services Corporation, a subsidiary of Textron Financial Corporation (“Commercial Finance”), whereby Commercial Finance provides financing to our Company through advances against certain trade receivable invoices due to our Company (the “Commercial Finance Agreement”). The Commercial Finance Agreement is secured by our accounts receivable and all other assets. Generally, subject to a maximum principal amount of $3,500,000 which can be borrowed under the Commercial Finance Agreement, the amount available for borrowing is equal to 85% of our eligible accounts receivable invoices less a dilution reserve and any required fixed dollar reserves. The dilution and fixed dollar reserves are currently set at 7% and $100,000, respectively. Advances under the Commercial Finance Agreement bear interest at a variable rate equal to the prime rate plus 1.5% per annum (9.25% on September 30, 2007). We are also obligated to pay a $1,500 monthly service fee.

The initial term of the Commercial Finance Agreement ends on June 23, 2009 and may renew automatically for consecutive twelve-month terms unless terminated sooner. The Commercial Finance Agreement may be accelerated in the event of certain defaults by our Company including among other things, a default in our payment and/or performance of any obligation to Commercial Finance or any other financial institution, creditor, or bank; and any change in the conditions, financial or otherwise, of our Company which reasonably causes Commercial Finance to deem itself insecure. In such an event, interest on our borrowings would accrue at the greater of twelve percent per annum or the variable rate of prime plus 1.5% and we would be liable for an early termination premium ranging from 1% to 3%, depending upon the timing of such termination, of the maximum principal amount available under the Commercial Finance Agreement. As of September 30, 2007, the amount advanced under the Commercial Finance Agreement is $358,945. The net amount of cash used to reduce the Commercial Finance Agreement for the six months ended September 30, 2007 and 2006 was $197,941 and $519,820, respectively.

Recent Accounting Pronouncements

In June 2007, the FASB ratified EITF Issue No. 07-03, "Accounting for Nonrefundable Advance Payments for Goods and Services Received for Use in Future Research and Development Activities." EITF 07-03 requires companies to defer nonrefundable advance payments for goods and services and to expense that advance payment as the goods are delivered or services are rendered. If the company does not expect to have the goods delivered or services performed, the advance should be expensed. EITF 07-03 is effective for fiscal years beginning after December 15, 2007. We are currently evaluating the impact of adopting EITF 07-03 on our financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk results primarily from fluctuations in interest rates. The interest rate on our outstanding debt to Commercial Finance as of September 30, 2007 is floating and based on the prevailing market interest rate. For market-based debt, interest rate changes generally do not affect the market value of the debt but do impact future interest expense and hence earnings and cash flows, assuming other factors remain unchanged. A theoretical 1% increase or decrease in market rates in effect on September 30, 2007 with respect to our debt balances as of such date would increase or decrease interest expense and hence reduce or increase the net income of our Company by approximately $3,600 per year.

Our sales during the six months ended September 30, 2007 and 2006, which were denominated in a currency other than U.S. Dollars, were less than 10% of gross sales and no net assets were maintained in a functional currency other than U. S. Dollars during such periods. While we believe that the effects of changes in foreign currency exchange rates have not historically been significant to our operations or net assets, we are unable to forecast the effects that foreign currency exchange rates may have on our future operations.

We are exposed to price risk related to forecasted purchases of certain commodities, such as casein, that we primarily use in our products. Accordingly, we try to enter into purchase contracts to “lock-in” prices on these commodities. These contracts generally qualify for the normal purchase exception under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, (“SFAS 133”) and are, therefore, not subject to its provisions. We do not utilize any commodity futures or options to hedge the price of commodities. Therefore, we are exposed to the volatility of our raw materials since our Supply Agreement with Schreiber is based on cost plus a processing fee.

Item 4. Controls and Procedures

As of September 30, 2007, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”), and the Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures to insure that we record, process, summarize and report in a timely and effective manner the information required to be disclosed in reports filed with or submitted to the Securities and Exchange Commission. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective in timely bringing to their attention material information related to our Company required to be included in our periodic Securities and Exchange Commission filings. During the quarter ended September 30, 2007, there were no changes in our internal controls over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect those controls.

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

In addition to the other information in this Form 10-Q and risk factors previously disclosed in our Annual Report on Form 10-K for the year ended March 31, 2007, the following are some of the factors as of November 12, 2007, that could cause our Company’s actual results to differ materially from the expected results described in or underlying our Company’s forward-looking statements. These factors should be considered carefully while evaluating our business and prospects. If any of the following risks actually occur, they could seriously harm our business, financial condition, results of operations or cash flows.

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

Although we have significantly improved our gross margins by discontinuing production of low margin products, our total sales (and the corresponding volume of our products being produced) have been substantially reduced.  We will need to greatly increase our present production volume before the measuring period from September 1, 2009 to August 31, 2010 in order to avoid a substantial shortfall payment.  Based on our present production volume, the estimated short-fall payment could exceed $6,400,000.

In either event, we may not have the ability to pay the required penalty and Schreiber may use its contractual rights in order to collect and may cease production and shipment of our products. Such an action would have a material adverse affect on the liquidity and financial condition of our Company and it is unlikely that we would be able to continue as a going concern.

The main ingredient in many of our products is a commodity item and subject to volatility. Price increases for this commodity would adversely affect our business.

Our Supply Agreement with Schreiber is based on cost plus a processing fee. Currently, the major cost ingredient in our products is casein, a dried skim milk protein that is purchased from foreign suppliers. Because we purchase casein from foreign suppliers, its availability is subject to a variety of factors, including but not limited to, trade regulations, foreign supply and exchange rate fluctuations. These factors could have an adverse effect on our business and our ability to compete with competitors that do not rely on foreign suppliers. We cannot assure you that we could obtain casein from U.S. sources if the foreign supply of casein were reduced or terminated. Even if we could obtain casein from U.S. sources, the prices for the casein would likely be significantly higher than we are paying now. Any of these events would negatively affect our business, results of operations and cash flows.

Due to a current worldwide shortage and a weaker US Dollar in relation to the Euro, initial forecasts from our suppliers indicate a nearly 100% increase in the cost of casein beginning in the third quarter of fiscal 2008. This drastic increase in supply costs is expected to substantially increase our cost of goods sold and correspondingly substantially reduce our gross margins through the remainder of our current fiscal year 2008. We currently anticipate that casein prices will remain at unusually high levels through the first quarter of fiscal 2009 before lowering. We recently implemented several strategic plans of action to at least partially minimize the negative effect of these anticipated casein price increases. These strategies include increasing customer pricing on certain affected product lines and reducing promotional spending and consumer advertising, as well as, expanding and accelerating the roll-out of new and current products which do not require casein.

A private investor owns a large percentage of the outstanding shares, which could materially limit the ownership rights of investors.

As of November 12, 2007, Frederick DeLuca, a private investor, owned approximately 23% of our outstanding common stock and held warrants and a convertible note which, if exercised with accrued and unpaid interest on the convertible note as of such date and assuming the exercise of no other outstanding options or warrants, would give him ownership of approximately 50% of our outstanding common stock. Investors who purchase common stock in our Company may be unable to elect any specific members of the board of directors or exercise significant control over us or our business as a result of Mr. Deluca’s ownership. Additionally, Mr. DeLuca may be able to exercise significant influence over our policies and Board composition.

Stockholders may experience further dilution.
We have a substantial number of outstanding options and warrants and a convertible note to acquire shares of common stock. As of November 12, 2007, we have a total of 14,673,943 shares reserved for future issuance upon exercise of options or warrants and conversion of the convertible note. None of these securities are “in the money,” as of such date. “In the money” generally means that the current market price of the common stock is above the exercise price of the shares subject to the option, warrant or note conversion. The issuance of common stock upon the exercise of these options and warrants or note conversion could adversely affect the market price of the common stock or result in substantial dilution to our existing stockholders. In addition, any future securities issuances by our Company could result in the issuance, or potential issuance, of a significant amount of equity securities that will cause substantial dilution to our stockholders, particularly given the current low trading price of our common stock.

We may not be able to implement Section 404 of the Sarbanes-Oxley Act on a timely basis.

The Securities and Exchange Commission (the “SEC”), as directed by Section 404 of The Sarbanes Oxley Act (“SOX 404”), adopted rules generally requiring each public company to include a report of management on the company’s internal controls over financial reporting in its annual report on Form 10-K that contains an assessment by management of the effectiveness of the company’s internal controls over financial reporting. This requirement will first apply to our annual report on Form 10-K for the fiscal year ending March 31, 2008. In addition, the company’s independent registered accounting firm must attest to and report on management’s assessment of the effectiveness of the company’s internal controls over financial reporting. This requirement will first apply to our annual report on Form 10-K for the fiscal year ending March 31, 2009.

We have not yet completed SOX 404 implementation. In the past, we have discovered, and may in the future discover, areas of our internal controls that need improvement. We have engaged an outside consultant and will be incurring incremental costs in order to complete the work required by Section 404. However, there can be no assurance that we will be able to complete implementation of SOX 404 on a timely basis.

Additionally, upon completion of a SOX 404 plan, we may not be able to conclude that our internal controls over financial reporting are effective, or in the event that we conclude that our internal controls are effective, our independent accountants may disagree with our assessment beginning with the fiscal year ending March 31, 2009 and may issue a report that is qualified. This could subject our Company to regulatory scrutiny and a loss of public confidence in our internal controls. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could negatively affect our operating results or cause us to fail to meet our reporting obligations.

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

GALAXY NUTRITIONAL FOODS, INC.

Date: November 14, 2007	By:	/s/ Michael E. Broll
Michael E. Broll
Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2007	By:	/s/ Salvatore J. Furnari
Salvatore J. Furnari
Chief Financial Officer (Principal Accounting and Financial Officer)