Form 10-Q
period 2007-12-31
GALAXY NUTRITIONAL FOODS INC
filed 2008-02-12
CIK 819527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
__________________________________________________________________
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

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

On February 8, 2008, there were 17,110,016 shares of common stock, $.01 par value per share, outstanding.

 GALAXY NUTRITIONAL FOODS, INC.

Index to Form 10-Q
For the Quarter Ended December 31, 2007

PART I. FINANCIAL INFORMATION
GALAXY NUTRITIONAL FOODS, INC.
Balance Sheets

		DECEMBER 31,	MARCH 31,
	Notes	2007	2007
		(UNAUDITED)
ASSETS
CURRENT ASSETS:
Cash		$1,442,261	$879,487
Trade receivables, net		2,581,702	2,652,845
Inventories, net		100,558	377,432
Prepaid expenses and other		264,700	261,693

Total current assets		4,389,221	4,171,457

PROPERTY AND EQUIPMENT, NET		70,706	90,181
OTHER ASSETS		74,823	102,980

TOTAL		$4,534,750	$4,364,618

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Secured borrowings	2	$--	$556,886
Accounts payable		1,409,884	1,718,088
Accrued and other current liabilities		878,888	823,258
Current portion of accrued employment contracts	3	423,569	366,305
Related party note payable	3	2,685,104	--

Total current liabilities		5,397,445	3,464,537

ACCRUED EMPLOYMENT CONTRACTS, less current portion	3	2,154	194,491
RELATED PARTY NOTE PAYABLE	2	--	2,677,144

Total liabilities		5,399,599	6,336,172

COMMITMENTS AND CONTINGENCIES	4	--	--

STOCKHOLDERS’ DEFICIT:
Common stock		171,100	171,100
Additional paid-in capital		70,167,149	70,167,149
Accumulated deficit		(71,203,098)	(72,309,803)

Total stockholders’ deficit		(864,849)	(1,971,554)

TOTAL		$4,534,750	$4,364,618

See accompanying notes to financial statements

GALAXY NUTRITIONAL FOODS, INC.
Statements of Operations
(UNAUDITED)

		THREE MONTHS ENDED		NINE MONTHS ENDED
		DECEMBER 31,		DECEMBER 31,
	Notes	2007	2006	2007	2006

Net Sales		$6,446,099	$6,110,619	$18,763,360	$20,670,958
Cost of Goods Sold		4,145,200	3,417,232	11,346,406	12,450,194
GROSS MARGIN		2,300,899	2,693,387	7,416,954	8,220,764

OPERATING EXPENSES:
Selling		871,797	775,043	2,702,038	2,621,845
Delivery		263,923	217,431	772,786	643,714
General and administrative, including $0, $10,000, $0 and $108,160 non-cash compensation related to stock based transactions	5	672,530	639,030	1,883,647	2,496,658
Employment contract expense-general and administrative	3	--	--	346,447	--
Research and development		86,511	47,345	249,506	134,128
Reserve on stockholder note receivable		--	--	--	1,428,000
Cost of disposal activities	1	--	134,744	--	283,547
Loss on disposal of assets		512	19,775	512	44,280
Total operating expenses		1,895,273	1,833,368	5,954,936	7,652,172

INCOME FROM OPERATIONS		405,626	860,019	1,462,018	568,592

INTEREST EXPENSE		(110,261)	(133,835)	(343,313)	(623,273)

INCOME (LOSS) BEFORE TAXES		295,365	726,184	1,118,705	(54,681)

FEDERAL INCOME TAX EXPENSE		--	--	(12,000)	--

NET INCOME (LOSS)		$295,365	$726,184	$1,106,705	$(54,681)

BASIC NET INCOME (LOSS) PER COMMON SHARE	6	$0.02	$0.04	$0.06	$0.00
DILUTED NET INCOME (LOSS) PER COMMON SHARE	6	$0.01	$0.03	$0.05	$0.00

See accompanying notes to financial statements.

GALAXY NUTRITIONAL FOODS, INC.
Statement of Stockholders’ Deficit
Nine Months Ended December 31, 2007
(UNAUDITED)

	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Total
Balance at March 31, 2007	17,110,016	$171,100	$70,167,149	$(72,309,803)	$(1,971,554)

Net income	--	--	--	1,106,705	1,106,705

Balance at December 31, 2007	17,110,016	$171,100	$70,167,149	$(71,203,098)	$(864,849)

See accompanying notes to financial statements.

GALAXY NUTRITIONAL FOODS, INC.
Statements of Cash Flows
(UNAUDITED)

Nine Months Ended December 31,	Notes	2007	2006

CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net Income (Loss)		$1,106,705	$(54,681)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization		33,308	130,102
Amortization of debt discount and financing costs		36,117	256,546
Provision for future credits and doubtful accounts on trade receivables		(632,500)	(253,150)
Inventory reserve Provision for loss on stockholder note receivable		5,615 --	-- 1,428,000
Loss on disposal of assets		512	44,280
Non-cash compensation related to stock-based transactions		--	108,160
(Increase) decrease in:
Trade receivables		703,643	1,356,545
Inventories, net		271,259	(66,946)
Prepaid expenses and other		(3,007)	(176,477)
Increase (decrease) in:
Accounts payable		(308,204)	(1,317,088)
Accrued and other liabilities		(79,443)	(675,201)

NET CASH FROM OPERATING ACTIVITIES		1,134,005	780,090

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Purchase of property and equipment		(14,345)	(22,854)
Proceeds from sale of equipment		--	45,455
Decrease in other assets		--	34,923

NET CASH FROM (USED IN) INVESTING ACTIVITIES		(14,345)	57,524

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Net payments on secured borrowings		(556,886)	(745,225)
Borrowings on term notes payable		--	1,200,000
Repayments on term notes payable		--	(1,200,000)
Principal payments on capital lease obligations		--	(62,826)
Financing costs for long term debt		--	(144,011)

NET CASH USED IN FINANCING ACTIVITIES		(556,886)	(952,062)

NET INCREASE (DECREASE) IN CASH	7	562,774	(114,448)

CASH, BEGINNING OF PERIOD		879,487	435,880

CASH, END OF PERIOD		$1,442,261	$321,432

See accompanying notes to financial statements.

GALAXY NUTRITIONAL FOODS, INC.
Notes to Financial Statements
(UNAUDITED)

(1)	Summary of Significant Accounting Policies
The unaudited financial statements have been prepared by Galaxy Nutritional Foods, Inc. (the “Company”), in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and applicable rules and regulations of the Securities and Exchange Commission. The accompanying financial statements contain all normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of such financial statements. Certain information and disclosures normally included in the financial statements prepared in accordance with GAAP have been omitted under such rules and regulations although the Company believes that the disclosures are adequate to make the information presented not misleading. The March 31, 2007 balance sheet data was derived from the audited financial statements, but does not include all disclosures required by GAAP. These unaudited financial statements should be read in conjunction with the financial statements and notes included on Form 10-K for the fiscal year ended March 31, 2007. Interim results of operations for the nine-month period ended December 31, 2007 may not necessarily be indicative of the results to be expected for the full year.

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

The Black-Scholes option-pricing model requires subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The risk-free rate is based on the U.S. Treasury zero-coupon rates with a remaining term equal to the expected term of the option. Expected volatilities are based on the historical volatility of the Company’s stock. Prior to April 1, 2006, the Company input the expected term of options granted based on the contractual life of the options granted. Upon adoption of SFAS 123R, the Company inputs the expected term of options granted based on information derived from historical data on employee exercises and post-vesting employment termination behavior. There is no expected dividend yield.  These factors could change in the future, which may affect the stock-based compensation expense in future periods. SFAS 123R also requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. There were no issuances of stock awards during the three and nine months ended December 31, 2007. Therefore, the Company did not make any assumptions under the Black-Scholes option-pricing model during these periods.

The Company estimated the fair value of each stock-based award during the three and nine month periods ended December 31, 3006 using the Black-Scholes pricing model with the following assumptions:

	Three Months Ended	Nine Months Ended
	December 31, 2006	December 31, 2006
Risk-free interest rate	4.52%	4.07-4.94%
Volatility	48.7%	50.3-51.9%
Expected life (months)	120	36-120
Dividends	None	None

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period, which approximates the requisite service period. Stock-based compensation expense recognized in the Company's Statements of Operations for the periods presented includes compensation expense for share-based payment awards granted prior to, but not yet vested as of March 31, 2006 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to March 31, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. As stock-based compensation expense recognized in the Statement of Operations is based on awards ultimately expected to vest and to be exercised, it will be reduced for estimated forfeitures. There was no forfeiture rate applied to the stock-based compensation expense for the three and nine months ended December 31, 2006 as all options were fully vested and were able to be exercised.

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

Recent Accounting Pronouncements
In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (revised),“Business Combinations,” (“SFAS 141(R)”). SFAS 141(R) changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The Company is currently evaluating the impact of the pending adoption of SFAS 141(R) on its results of operations and financial condition.

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

Financial Instruments
SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2007.

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

(2)   Secured Borrowings and Related Party Note Payable
Secured Borrowings
On June 23, 2006, the Company entered into a Receivables Purchase Agreement with Commercial Finance Division, formerly known as Systran Financial Services Corporation, a subsidiary of Textron Financial Corporation (“Commercial Finance”), whereby Commercial Finance provides financing to the Company through advances against certain trade receivable invoices due to the Company (the “Commercial Finance Agreement”). The Commercial Finance Agreement is secured by the Company’s accounts receivable and all other assets. Generally, subject to a maximum principal amount of $3,500,000 which can be borrowed under the Commercial Finance Agreement, the amount available for borrowing is equal to 85% of the Company’s eligible accounts receivable invoices less a dilution reserve and any required fixed dollar reserves. The dilution and fixed dollar reserves are currently set at 7% and $100,000, respectively. Advances under the Commercial Finance Agreement bear interest at a variable rate equal to the prime rate plus 1.5% per annum (8.75% on December 31, 2007). However, the Commercial Finance Agreement requires a $4,500 minimum monthly interest charge to be assessed. The Company is also obligated to pay a $1,500 monthly service fee.

The initial term of the Commercial Finance Agreement ends on June 23, 2009 and may renew automatically for consecutive twelve-month terms unless terminated sooner. The Commercial Finance Agreement may be accelerated in the event of certain defaults by the Company including among other things, a default in the Company’s payment and/or performance of any obligation to Commercial Finance or any other financial institution, creditor, or bank; and any change in the conditions, financial or otherwise, of the Company which reasonably causes Commercial Finance to deem itself insecure. In such an event, interest on the Company’s borrowings would accrue at the greater of twelve percent per annum or the variable rate of prime plus 1.5% and the Company would be liable for an early termination premium ranging from 1% to 3%, depending upon the timing of such termination, of the maximum principal amount available under the Commercial Finance Agreement. As of December 31, 2007, there were no amounts advanced under the Commercial Finance Agreement.

In accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Debt,” the Company accounts for the Commercial Finance Agreement as a liability since it is a full-recourse agreement and the Company maintains effective control over the accounts receivable.

Related Party Note Payable
Pursuant to a Note Purchase Agreement dated July 19, 2006, the Company issued a new unsecured convertible note for $2,685,104 (the “Convertible Note”) to Mr. Frederick A. DeLuca. The proceeds from the Convertible Note were used to repay or refinance several notes totaling $2.4 million that matured on June 15, 2006 and a $285,104 registration rights penalty owed to Mr. DeLuca. The Convertible Note accrues interest at 12.5% per annum. No interest or principal payments are required under the Convertible Note until its maturity. Principal, together with any accrued and unpaid interest, on the Convertible Note is convertible at any time prior to payment into shares of the Company’s common stock at a conversion price of $0.35 per share. The closing market price of the Company’s common stock as quoted on the OTC Bulletin Board on July 19, 2006 was $0.28. As additional consideration for making the loan, the Company issued Mr. DeLuca a warrant (the “Warrant”) to purchase up to 200,000 shares of the Company’s common stock at an exercise price equal to $0.35 per share. The Warrant is fully vested and can be exercised on or before the expiration date of July 19, 2009. In July 2006, the Company recorded the $18,000 fair value of the Warrant as a discount to debt that was amortized from July 2006 through October 2007.

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

The Company amortized $1,289 and $7,960 of debt discount to interest expense in the three and nine months ended December 31, 2007, respectively. The Company amortized $3,600 and $133,419 related to debt discounts in the three and nine months ended December 31, 2006, respectively. Additionally, the Company recorded interest expense related to the related party note of $85,774 and $256,390 in the three and nine months ended December 31, 2007, respectively. The Company recorded interest expense related to related party notes of $85,774 and $237,335 in the three and nine months ended December 31, 2006. As of December 31, 2007, the outstanding principal balance on the Convertible Note is $2,685,104.

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

Because Mr. Morini is no longer performing ongoing services for the Company, the Company accrued and expensed the five-year cost of this agreement in October 2003. The total estimated costs expensed under this agreement were $1,830,329 of which $289,111 remained unpaid but accrued as a current liability as of December 31, 2007. The obligation is being paid out in nearly equal monthly installments ending in October 2008.

Christopher Morini
On June 1, 2007, Christopher Morini resigned from his position as Vice President of New Business Development in order to pursue other opportunities. In accordance with the Separation and General Release Agreement which became effective on June 9, 2007, between the Company and Mr. C. Morini, the Company accrued $346,447 for wages and payroll taxes and expensed them under Employment Contract Expense-General and Administrative in the Statement of Operations in June 2007. After an initial lump sum payment of approximately $100,087, the remaining obligation is being paid out in nearly equal bi-weekly installments through February 2009. As of December 31, 2007, $136,612 remained unpaid but accrued ($134,458 as current liabilities and $2,154 as long-term liabilities).

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

Stay, Severance, Sales Bonus Plan
On December 10, 2007, the Company adopted a Stay Bonus, Severance Bonus and Sales Bonus Plan (the “Plan”) to provide incentives and protections to certain key executives and directors in connection with a possible sale of the Company. The Plan provides for a stay bonus pool up to $475,000 to be paid following the Company’s receipt of a definitive purchase offer (as defined in the Plan) upon the earlier of the consummation of a sale of the Company pursuant to such purchase offer or the termination of the purchase offer (other than as a result of a breach by the Company). The stay bonus pool is to be paid $125,000 to David H. Lipka, the Company’s Chairman, and $100,000 to Michael E. Broll, the Company’s Chief Executive Officer. The remaining $250,000 of the stay bonus pool is currently unallocated and may be granted to other key executives at the discretion of Messrs Lipka and Broll. The Plan also provides for a severance bonus of $125,000 to be paid to David H. Lipka and $100,000 to be paid to Michael E. Broll in the event their positions are terminated other than for Cause (as defined in the Plan) or they resign within one year after the consummation of a sale of the Company. Finally, the Plan provides for a sales bonus pool to be determined based on a range of selling prices. The sales bonus pool will range from a minimum of $250,000 if the sale is in excess of a specified minimum sales target and will increase up to a maximum of 1.8% of the total sales price. The sales bonus pool will be allocated 55.5% to David H. Lipka and 44.5% to Michael E. Broll upon the consummation of a sale of the Company. The Plan was approved unanimously by the Board of Directors and separately by the two independent members of the Board.

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

Compensation cost arising from nonvested stock granted to employees and from non-employee stock awards is recognized as expense using the graded vesting attribution method over the vesting period. As of March 31, 2007, there was no remaining unrecognized compensation cost related to nonvested stock. Additionally, there were no stock-based transactions during the three and nine months ended December 31, 2007. Therefore, there was no stock-based compensation expense nor any unrecognized compensation cost related to nonvested stock for the three and nine months ended December 31, 2007. For the three and nine months ended December 31, 2006, the Company’s stock-based compensation expense related to nonvested stock was $10,000 and $108,160.

The following table summarizes the Company’s plan and non-plan stock options outstanding as of December 31, 2007, as well asactivity during the nine months then ended:
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at March 31, 2007	5,290,750	2.86
Granted	—	—
Exercised	—	—
Forfeited or expired	(1,644,501)	3.18
Outstanding at December 31, 2007	3,646,249	2.72	2.7	-0-

Exercisable at December 31, 2007	3,646,249	2.72	2.7	-0-

There were no options granted and thus no weighted-average fair value computed on options during the three and nine months ended December 31, 2007. At December 31, 2007, the aggregate intrinsic value of options outstanding and options exercisable was zero, because the market value of the underlying stock was below the average exercise price of all options. The closing price of the Company’s common stock on December 31, 2007 as quoted on the OTC Bulletin Board was $0.26 per share. There were no options exercised during the three and nine months ended December 31, 2007 and 2006; and therefore, no intrinsic value or cash received from option exercises. During the three months ended December 31, 2006, there were 40,000 options granted at a weighted-average exercise price of $0.38 per share with a weighted-average fair value of $0.25 per share. During the nine months ended December 31, 2006, there were 540,000 options granted at a weighted-average exercise price of $0.44 per share with a weighted-average fair value of $0.19 per share.

(6)   Earnings Per Share
The following is a reconciliation of basic net income (loss) per share to diluted net income (loss) per share:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	DECEMBER 31,		DECEMBER 31,
	2007	2006	2007	2006

Net income (loss) - basic	$295,365	$726,184	$1,106,705	$(54,681)
Plus interest on convertible related party note payable	85,774	85,774	256,390	152,902
Net income (loss) - diluted	$381,139	$811,958	$1,363,095	$98,221

Weighted average shares outstanding - basic	17,110,016	17,109,910	17,110,016	17,926,015
Potential shares issued upon conversion of related party note payable	8,835,803	7,863,519	8,348,329	7,671,726
Potential shares “in-the-money” under stock option and warrant agreements	--	723,043	740,000	277,891
Less: Shares assumed repurchased under the treasury stock method	--	(652,400)	(662,069)	(251,005)
Weighted average shares outstanding -diluted	$25,945,819	$25,044,072	$25,536,276	$25,624,627

Basic net income (loss) per common share	$0.02	$0.04	$0.06	$0.00
Diluted net income (loss) per common share	$0.01	$0.03	$0.05	$0.00

Options for 4,352,124 and 4,150,420 shares and warrants for 1,158,001 and 997,662 shares have not been included in the computation of diluted net income per common share for three and nine months ended December 31, 2007, respectively, as their effects were antidilutive.

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

Nine Months Ended December 31,	2007	2006
Non-cash financing and investing activities:
Purchase of equipment through a capital lease	$--	$5,088
Payment of note payable through issuance of revised note payable	--	1,200,000
Payment of accrued liability through issuance of note payable	--	285,104
Cancellation of treasury shares	--	1,344,461

Cash paid for:
Interest	50,805	225,091

(8)   Economic Dependence and Segment Information
The Company has one operating segment and sells to customers throughout the United States, Puerto Rico, and the U.S. controlled Virgin Islands (together considered the United States) and 12 foreign countries. For the three months ended December 31, 2007 and 2006, the Company’s gross sales were $6,888,900 and $6,647,852, respectively. For the nine months ended December 31, 2007 and 2006, the Company’s gross sales were $20,317,013 and $22,726,357, respectively. Gross sales derived from foreign countries were approximately $999,000 and $785,000*, representing 15% and 12% of gross sales for the three months ended December 31, 2007 and 2006, respectively. Gross sales derived from foreign countries were approximately $2,759,000 and $2,633,000*, representing 14% and 12% of gross sales for the nine months ended December 31, 2007 and 2006, respectively. Gross sales are attributed to individual countries based on the customer’s shipping address. The Company has no long-term assets located outside of the United States.

The following table sets forth the percentage of gross sales to each foreign country, which accounted for 10% or more of the Company’s foreign gross sales for the three and nine months ended December 31, 2007 and 2006:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	DECEMBER 31,		DECEMBER 31,
	2007	2006*	2007	2006*
Canada	85%	85%	87%	81%
Other	15%	15%	13%	19%

* The sales to foreign countries for the three and nine months ended December 31, 2006, have been restated to remove sales to Puerto Rico and the US controlled Virgin Islands. Sales to Puerto Rico and the US controlled Virgin Islands are now included in domestic sales.

The Company had one customer that accounted for approximately 16% of gross sales for the three and nine months ended December 31, 2007. The Company had one customer that accounted for approximately 15% and 13% of gross sales for the three and nine months December 31, 2006, respectively. There were no customers whose balance outstanding was greater than 10% of accounts receivable as of December 31, 2007 or 2006.

Pursuant to the Supply Agreement with Schreiber, the Company purchased approximately 100% and 99% of its total raw material purchases from Schreiber for the three and nine months, respectively, ended December 31, 2007 and 2006.

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

Business Environment

General

Galaxy Nutritional Foods, Inc. (our “Company”) develops and globally markets plant based cheese alternatives, organic dairy and other organic and natural food products to grocery and natural foods retailers, mass merchandisers and foodservice accounts. Galaxy Nutritional Foods Veggie(R), the leading brand in the grocery cheese alternative category and our Company’s top selling product group, is primarily merchandised in the produce section and provides calcium and protein without cholesterol, saturated fat or trans-fat. Other popular brands include: Galaxy Nutritional Foods Rice(R), Veggy(R), Vegan(R), Rice Vegan(R), and Wholesome Valley Organic(R). Galaxy Nutritional Foods, Inc. is dedicated to developing nutritious and delicious food products made with high quality natural ingredients that exceed the expectations of today’s health conscious consumers. We are also committed to reducing its environmental impact as part of an Eat Green for Body & Earth(TM) program that offsets carbon emissions associated with product shipping and emphasizes the use of organic ingredients. Our Company headquarters are located in Orlando, Florida, and our common stock is quoted on the OTC Bulletin Board under the symbol “GXYF.”

In fiscal 2006, we determined that our manufacturing capacity was significantly in excess of our requirements and that it would be advantageous to outsource our manufacturing and distribution operations. On June 30, 2005, we entered into a Supply Agreement with Schreiber Foods, Inc., a Wisconsin corporation (“Schreiber”), whereby we agreed that Schreiber would become our sole source of supply for substantially all of our products. The initial term of the Supply Agreement is for a period of fifteen years from June 30, 2005 to June 30, 2020. Schreiber uses our formulas and processes to manufacture our products for our customers. In November 2005, Schreiber began to deliver such products directly to our customers.

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

In our fiscal 2007 marketing campaign, we began an ongoing consumer print advertising campaign in national health and fitness publications including Weight Watchers and Shape. Product attributes and information on where to find our products were incorporated into a unified marketing message in our efforts to increase consumer education and awareness of cheese alternatives. In fiscal 2008, we are continuing our Veggie print advertising campaign to include Veggie brand advertisements in Shape, Women’s Health and Parenting. We also expanded print advertising to include specialty publications, including Vegetarian Times and VegNews to seek new consumers for our Rice, Veggy and Rice Vegan brands. Additionally, we implemented less frequent promotions but with deeper discounts to the consumers.

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

Debt Maturity Issues
Pursuant to a Note Purchase Agreement dated July 19, 2006 as modified on March 14, 2007, we issued a new unsecured convertible note for $2,685,104 (the “Convertible Note”) to Mr. Frederick A. DeLuca. The Convertible Note together with any accrued and unpaid interest thereon, is convertible at the election of Mr. DeLuca, at any time on or prior to October 19, 2008 into shares of our common stock at a conversion price of $0.35 per share. If Mr. DeLuca does not choose to convert this Convertible Note into stock and does not extend the maturity date of the Convertible Note, then we will be required to pay principal plus accrued interest thereon in the amount of $3,451,478 on October 19, 2008. With our current cash balances and the ability to borrow additional funds on our Commercial Finance Agreement, we have the ability to repay a substantial portion of this obligation, but it will not be enough to repay the entire amount owed. If Mr. DeLuca does not convert some or all of the Convertible Note or we do not repay, refinance or amend the existing Convertible Note, then our inability to pay would trigger a default. In addition to Mr. DeLuca pursuing remedies for collection of such indebtedness, interest would begin accruing at the rate of 17.5%. Additionally, a default on the Convertible Note would trigger a cross default in our Commercial Finance Agreement which can then be terminated by Commercial Finance. Any outstanding balance owed under the Commercial Finance Agreement could become immediately due and payable and bear interest at 12% in addition to other fees and penalties. Therefore, a default on the Convertible Note would have a material adverse affect on the liquidity and financial condition of our Company and we may not be able to continue as a going concern. Management will be initiating discussions with Mr. DeLuca regarding extending the maturity, refinancing and/or converting all or a portion of the Convertible Note into equity on or before its maturity in October 2008, but there can be no assurances that we will be successful in our negotiations.

Rising Cost of Goods
Casein is a dried skim milk protein that is the principal raw ingredient used in most of our products. In the third quarter of fiscal 2008, the average price of casein increased more than 50% compared to the average price in the first half of fiscal 2008. We anticipate that the average price of casein will increase another 33% or more in the fourth quarter of fiscal 2008. Although we recently implemented several strategic plans of action in an effort to at least partially minimize the negative effect of these anticipated casein price increases, we anticipate that for the remainder of fiscal 2008, gross margins on a majority of our products will continue to decline.  We further anticipate that gross margins as a percentage of net sales for fiscal 2008 will be approximately four to eight percentage points lower than our fiscal 2007 annual average. Additionally, we anticipate that our income from operations will continue to be materially and adversely affected by the decline in gross margins.

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

Based on the age of the receivable, cash collection history and past dilution in the receivables, we make an estimate of our anticipated bad debt, anticipated future authorized deductions due to current period activity and anticipated collections on non-authorized amounts that customers have currently deducted on past invoices. Based on this analysis, we reserved $862,000 and $1,518,000 for known and anticipated future credits and doubtful accounts at December 31, 2007 and 2006, respectively. We believe that this estimate is reasonable, but there can be no assurance that our estimate will not change given a change in economic conditions or business conditions within the food industry, our individual customer base or our Company.

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

Deferred Taxes
Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. We have reserved our net deferred tax assets in full since we have not established a history of taxable income.

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

From April 1, 2003 through March 31, 2006, we accounted for stock awards granted to employees and directors under the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) and applied SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure,” (“SFAS 148), prospectively to all employee and director awards granted on or after April 1, 2003. Prior to April 1, 2003, we accounted for stock awards granted to employees and directors under the recognition and measurement principles of Accounting Principles Board Opinion No. 25,“Accounting for Stock Issued to Employees, and related Interpretations,” (“APB 25”) as interpreted by Financial Accounting Standards Board Interpretation No. 44 (“FIN 44”).

The Black-Scholes option-pricing model requires subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The risk-free rate is based on the U.S. Treasury zero-coupon rates with a remaining term equal to the expected term of the option. Expected volatilities are based on the historical volatility of our stock. Prior to April 1, 2006, we input the expected term of options granted based on the contractual life of the options granted. For any new awards, we input the expected term of options granted based on information derived from historical data on employee exercises and post-vesting employment termination behavior. There is no expected dividend yield.  These factors could change in the future, which may affect the stock-based compensation expense in future periods. SFAS 123R also requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. There were no issuances of stock awards during the three and nine months ended December 31, 2007. Therefore, we did not make any assumptions under the Black-Scholes option-pricing model during these periods.

The Company estimated the fair value of each stock-based award during the three and nine month periods ended December 31, 3006 using the Black-Scholes pricing model with the following assumptions:

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

Results of Operations
	3-Months Ended December 31,				9-Months Ended December 31,
	2007	2006	$ Change	% Change	2007	2006	$ Change	% Change

Net Sales	6,446,099	6,110,619	335,480	5.5%	18,763,360	20,670,958	(1,907,598)	-9.2%
Cost of Goods Sold	4,145,200	3,417,232	727,968	21.3%	11,346,406	12,450,194	(1,103,788)	-8.9%
Gross Margin	2,300,899	2,693,387	(392,488)	-14.6%	7,416,954	8,220,764	(803,810)	-9.8%

Gross Profit %	35.7%	44.1%			39.5%	39.8%
Sales
For the three months ended December 31, 2007 and 2006, the Company’s gross sales before discounts, returns and allowance were $6,888,900 and $6,647,852, respectively. For the nine months ended December 31, 2007 and 2006, the Company’s gross sales before discounts, returns and allowances were $20,317,013 and $22,726,357, respectively. The following chart sets forth the percentage of gross sales derived from our product brands during the three and nine months ended December 31, 2007 and 2006:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	DECEMBER 31,		DECEMBER 31,
Brand	2007	2006	2007	2006
Veggie	65.2%	66.7%	66.7%	59.7%
Private Label, Imitation and Other	10.3%	11.5%	10.4%	19.2%
Rice	12.9%	11.0%	12.1%	10.5%
Veggy	4.2%	4.0%	4.3%	4.2%
Wholesome Valley Organic	3.4%	3.2%	2.8%	3.2%
Vegan	4.0%	3.6%	3.7%	3.2%

Net sales, after discounts, returns and allowances, in the three months ended December 31, 2007 increased 5% compared to net sales in the three months ended December 31, 2006. In terms of gross sales dollars, sales of private label and imitation products were down approximately 7% from the three month period ended December 31, 2006 to the three month period ended December 31, 2007. Sales of branded products were up approximately 5% over the same period. The three months ended December 31, 2007 continued the stabilization and increase in sales of our branded products as a result of our three step strategy to 1) implement consistent and more effective marketing efforts; 2) increase distribution and velocity per store; and 3) improve products with higher quality ingredients and new packaging.

Net sales, after discounts, returns and allowances, in the nine months ended December 31, 2007 decreased 9% from net sales in the nine months ended December 31, 2006, primarily due to the strategic elimination of marginally profitable and unprofitable private label and imitation products in the first half of fiscal 2007. In terms of gross sales dollars, sales of private label and imitation products were down approximately 52% from the nine month period ended December 31, 2006 to the nine month period ended December 31, 2007. Sales of branded products were down less than 1% over the same period.

We anticipate that our annual sales in fiscal 2008 will be lower than annual sales reported in fiscal 2007 reflecting the lower baseline sales projected after the elimination of the majority of the private label and imitation business.

Cost of Goods Sold
Cost of goods sold was approximately 64% and 56% of net sales in the three months ended December 31, 2007 and 2006, and 61% and 60% of net sales in the nine months ended December 31, 2007 and 2006, respectively. This increase in cost of goods sold as a percentage of net sales is primarily due to increased prices in casein. Casein is a dried skim milk protein that is the principal raw ingredient used in most of our products. In the third quarter of fiscal 2008, the average price of casein increased more than 50% compared to the average price in the first half of fiscal 2008. We anticipate that the average price of casein will increase another 33% or more in the fourth quarter of fiscal 2008.

Due to a current worldwide shortage and a weaker US Dollar in relation to the Euro, forecasts from our suppliers indicate these historically high casein prices will remain at least through the end of fiscal 2008 and the beginning of fiscal 2009. This dramatic increase in supply costs is expected to substantially increase our cost of goods sold and correspondingly substantially reduce our gross margins through the remainder of fiscal 2008.

We recently implemented several strategic plans of action in an effort to at least partially minimize the negative effect of these anticipated casein price increases. These strategies include reducing promotional spending and consumer advertising and increasing customer pricing on certain affected product lines, as well as, reformulating existing products to reduce the amount of required casein and expanding and accelerating the roll-out of new products which do not require casein.

Gross Margin
Gross margins declined 15% and 10% in the three and nine months ended December 31, 2007 compared to the three and nine months ended December 31, 2006, respectively. In the three months ended December 31, 2007, gross profit declined 8 percentage points from 44% to 36%. This decrease in gross margins and profits is primarily due to the rapid increase in the cost of goods sold as stated above, and to a smaller extent additional inventory write-offs for some out of date and obsolete inventory. We do not believe that we are able to pass this entire cost increase on to our consumers through immediate price increases without causing substantial reductions in our sales volumes.

We anticipate that for the remainder of fiscal 2008, gross margins on a majority of our products will continue to decline. We further anticipate that gross margins as a percentage of net sales for fiscal 2008 will be approximately four to eight percentage points lower than our fiscal 2007 annual average. Additionally, we anticipate that our income from operations will continue to be materially and adversely affected by the decline in gross margins.

EBITDA
We utilize certain GAAP measures such as Operating Income and Net Income and certain non-GAAP measures, in order to compute key financial measures that are reviewed by management, lenders and investors in order to effectively review our current on-going operations and analyze trends related to our financial condition and results of operations. The non-GAAP measures are key factors upon which we prepare and review our budgets and forecasts. In our calculation of key financial non-GAAP measures for adjusted Operating Income, adjusted Net Income and adjusted EBITDA, we exclude items such as non-cash compensation and reserves related to stock-based transactions, disposal costs and loss on disposal of assets. These adjusted measures are not in accordance with, or an alternative for, generally accepted accounting principles and may be different from non-GAAP measures reported by other companies.

EBITDA (a non-GAAP measure):
	3-Months Ended December 31,				9-Months Ended December 31,
	2007	2006	$ Change	% Change	2007	2006	$ Change	% Change
Net Sales	6,446,099	6,110,619	335,480	5.5%	18,763,360	20,670,958	(1,907,598)	-9.2%
Cost of Goods Sold	4,145,200	3,417,232	727,968	21.3%	11,346,406	12,450,194	(1,103,788)	-8.9%
Gross Margin	2,300,899	2,693,387	(392,488)	-14.6%	7,416,954	8,220,764	(803,810)	-9.8%

EBITDA (a non-GAAP measure):
	3-Months Ended December 31,				9-Months Ended December 31,
	2007	2006	$ Change	% Change	2007	2006	$ Change	% Change

Operating Expenses:
Selling	871,797	775,043	96,754	12.5%	2,702,038	2,621,845	80,193	3.1%
Delivery	263,923	217,431	46,492	21.4%	772,786	643,714	129,072	20.1%
General and administrative, including $0, $10,000, $0 and $108,160 non-cash stock compensation(1)	672,530	639,030	33,500	5.2%	1,883,647	2,496,658	(613,011)	-24.6%
Employment contract expense(2)	-	-	-	0.0%	346,447	-	346,447	100.0%
Research and development	86,511	47,345	39,166	82.7%	249,506	134,128	115,378	86.0%
Reserve on stockholder note receivable(2)	-	-	-	0.0%	-	1,428,000	(1,428,000)	-100.0%
Cost of disposal activities(2)	-	134,744	(134,744)	-100.0%	-	283,547	(283,547)	-100.0%
Loss on disposal of assets(2)	512	19,775	(19,263)	-97.4%	512	44,280	(43,768)	-98.8%
Total operating expenses	1,895,273	1,833,368	61,905	3.4%	5,954,936	7,652,172	(1,697,236)	-22.2%
Income from Operations(3)	405,626	860,019	(454,393)	-52.8%	1,462,018	568,592	893,426	157.1%
Interest expense, net	(110,261)	(133,835)	23,574	-17.6%	(343,313)	(623,273)	279,960	-44.9%
Income (Loss) before Taxes	295,365	726,184	(430,819)	-59.3%	1,118,705	(54,681)	1,173,386	-2145.9%
Federal Income Tax Expense	-	-	-	0.0%	(12,000)	-	(12,000)	100.0%
NET INCOME (LOSS)	295,365	726,184	(430,819)	-59.3%	1,106,705	(54,681)	1,161,386	-2123.9%
Interest expense, net	110,261	133,835	(23,574)	-17.6%	343,313	623,273	(279,960)	-44.9%
Taxes	-	-	-	0.0%	12,000	-	12,000	100.0%
Depreciation and amortization	11,246	24,005	(12,759)	-53.2%	33,308	130,102	(96,794)	-74.4%
EBITDA (a non-GAAP measure)	416,872	884,024	(467,152)	-52.8%	1,495,326	698,694	796,632	114.0%

EBITDA, as a % of Net Sales	6.5%	14.5%			8.0%	3.4%

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

(2)
In our calculation of key financial measures, we exclude the employment contract expenses related to Christopher Morini, the reserve on stockholder note receivable, disposal costs and loss on disposal of assets because we believe that these items do not reflect expenses related to our current on-going operations. See below for a detailed description of these items.

(3)	Operating Income has increased due to the non-recurrence of certain non-standard expenses such as the reserve on stockholder note receivable and disposal costs.

Selling
Selling expense is partly a function of sales through variable costs such as brokerage commissions and promotional costs and partly fixed with certain fixed costs for marketing campaigns and employee salaries and benefits. The 12% increase in selling expenses for the three months ended December 31, 2007 compared to the three months ended December 31, 2006 is primarily attributable to increased consumer advertising; specifically magazine advertising in healthy-women publications such as Shape, Women’s Health and Parenting and increased brokerage costs as a result of higher sales in the three months ended December 31, 2007. Selling expenses only increased 3% during the nine months ended December 31, 2007 compared to the nine months ended December 31, 2006 due to the increased consumer advertising.

Selling expenses increased from 13% of net sales during the three and nine months ended December 31, 2006 to 14% of net sales for the three and nine months ended December 31, 2007. This change is attributable to the shift in sales mix toward branded products and away from imitation and private label products. Historically, very little advertising and promotion costs were associated with the imitation and private label products. Nearly all of our promotional spending is directed toward our branded products and is therefore tied more to our branded sales levels rather than overall sales. As we have eliminated low margin private label and imitations sales, our selling expenses as a percentage of overall sales has increased.

We expect that fixed selling expense amounts for advertising and market research in fiscal 2008 will be consistent with fiscal 2007, but fiscal 2008 selling expenses will increase as a percentage of sales compared to fiscal 2007 due to the lower sales volumes.

Delivery
Delivery expense is primarily a function of sales as our primary supplier drop-ships products to our customers and charges a fixed, per-pound contractual delivery fee that is subject to adjustment from time to time. Delivery costs increased from 3% of net sales for the nine month period ended December 31, 2006 compared to 4% of net sales for the nine month period ended December 31, 2007. In September 2006, the per pound delivery rate charged by our primary supplier was adjusted upward to reflect current market conditions. Additionally, in order to improve customer service and reduce order lead times, we began storing and distributing inventory out of two additional distribution centers. As a result, our delivery costs increased 1% beginning in the third quarter of fiscal 2007. Delivery costs for the three months ended December 31, 2007 and 2006 reflect the current average of 4% of net sales. We anticipate delivery expense for fiscal 2008 will remain at approximately 4% of net sales.

General and Administrative
During the three months ended December 31, 2007, general and administrative expenses increased approximately $34,000 compared to the three months ended December 31, 2006. This increase was due to salary increases that became effective during this fiscal year and bonus accruals during the three months ended December 31, 2007. During the nine months ended December 31, 2007, general and administrative expenses decreased approximately $613,000 compared to the nine months ended December 31, 2006. The main contributors to this decrease were lower legal costs, lower audit and accounting costs, reduced depreciation and occupancy costs and no non-cash stock compensation primarily in the first half of fiscal 2008. Legal costs were higher in the prior year periods primarily as a result of continued legal fees related to our exploration of strategic alternatives (including the potential sale of our Company that was abandoned in April 2006). As a result of the outsourcing of our manufacturing process, as well as the restructuring of our outstanding debt in June 2006, many of the time-consuming and complex accounting issues related to our operations were eliminated. This has resulted in a reduction of our audit and other accounting-related fees. Occupancy costs, including insurance, maintenance and utilities have decreased from the prior year periods as a result of the move of our corporate headquarters to a smaller facility in October 2006. Depreciation expense is lower due to less leasehold improvements and equipment in the smaller facility. Additionally, bad debt expense declined over $75,000 due to improved collection efforts. We did not issue any stock awards in the three and nine months ended December 31, 2007 and therefore, did not incur any non-cash compensation expense related to stock-based transactions compared to $10,000 and $108,160 in the three and nine months ended December 31, 2006.

Excluding the effects of non-cash compensation related to stock-based transactions, which cannot be predicted, we anticipate that in fiscal 2008 general and administrative expenses will continue to be lower than total expense in fiscal 2007. However, we anticipate that we will begin incurring additional costs related to the implementation of the requirements of Section 404 of The Sarbanes Oxley Act throughout the remainder of fiscal 2008 and into fiscal 2009.

Employment Contract Expense
On June 1, 2007, Christopher Morini resigned from his position as Vice President of New Business Development in order to pursue other opportunities. In accordance with the Separation and General Release Agreement which became effective on June 9, 2007, between our Company and Mr. C. Morini, we accrued $346,447 for wages and payroll taxes and expensed them under Employment Contract Expense-General and Administrative in the Statement of Operations in June 2007. After an initial lump sum payment of approximately $100,087, the remaining obligation is being paid out in nearly equal bi-weekly installments through February 2009.

Research and Development
Research and development expenses increased by approximately $39,000 or 83% for the three months ended December 31, 2007 and by approximately $115,000 or 86% for the nine months ended December 31, 2007 when compared to the same periods of the prior year. This increase is primarily a result of costs associated with the reformulation of our Rice Shred products. We reformulated these products to make them more appealing to natural foods consumers. Additionally, we developed a new product line for our Wholesome Valley Organic brand during the current fiscal year. In the prior year, nearly all new product development projects, including reformulations to existing products, were postponed until our outsourcing partners understood our existing products. We anticipate that research and development costs will continue to be higher in fiscal 2008, based on current plans for new product development and existing product reformulations to improve taste and quality and to possibly reduce casein content.

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

Cost of Disposal Activities
We accounted for the costs associated with the disposal of our manufacturing operations in accordance with SFAS No. 146, “Accounting for Costs Associated with an Exit or Disposal Activity,” because the arrangements were planned and controlled by management and materially changed the manner in which our business was conducted. We report our disposal costs for the period as Costs of Disposal Activities in the Statement of Operations. There were no further disposal costs in the three and nine months ended December 31, 2007. Disposal costs during the three and nine months ended December 31, 2006 were $134,744 and $283,547, respectively. Currently, we do not anticipate any additional disposal costs, but if they do occur, we intend to expense them as incurred.

Interest Expense
Interest expense decreased by approximately $24,000 or 18% and $280,000 or 45% in the three and nine months ended December 31, 2007 compared to the three and nine months ended December 31, 2006, respectively. The decrease in interest expense for the three months ended December 31, 2007 is a result of lower overall borrowing levels in the current period compared to the prior period. The decrease in interest expense for the nine months ended December 31, 2007 is a result of lower interest rates (including the effects of discount amortization) after refinancing all of our outstanding debt in June 2006, as well as lower overall borrowing levels in the current nine month period. In the nine months ended December 31, 2007, we experienced a decrease in interest expense related to our debt facilities of approximately $59,000 due to lower average outstanding principal balances. Amortization of loan costs decreased by approximately $95,000 due to lower loan fees charged by our new lenders. Additionally, pursuant to several Note and Warrant Purchase Agreements entered into in fiscal 2006 and fiscal 2007, we issued warrants to purchase up to 800,000 shares of our common stock. We recorded the initial fair value of the warrants of $18,000 and $444,731 in fiscal 2007 and fiscal 2006, respectively, as a discount to debt. Amortization of this non-cash debt discount decreased by approximately $126,000 in the nine months ended December 31, 2007 compared to the nine months ended December 31, 2006.

We anticipate that our interest expense will decrease an average of approximately 40% in fiscal 2008, due to lower interest rates, lower debt balances, lower loan fees and lower non-cash debt discount amortization. Our current loan facility with Commercial Finance Division accrues interest based on a variable prime plus rate. Prime rate is currently at 6.0% and it is uncertain if this will change during the remainder of fiscal 2008. Any changes in the prime rate would further affect our interest expense in fiscal 2008.

Liquidity and Capital Resources

9-Months Ended December 31,	2007	2006	$ Change	% Change
Cash from (used in) operating activities	1,134,005	780,090	353,915	45.4%
Cash from (used in) investing activities	(14,345)	57,524	(71,869)	-124.9%
Cash used in financing activities	(556,886)	(952,062)	395,176	-41.5%
Net increase (decrease) in cash	562,774	(114,448)	677,222	-591.7%

Future Capital Needs
With the reduction in overall debt and lender fees, we expect to see annual interest savings of approximately $300,000 in fiscal 2008. As discussed under Cost of Goods Sold, we are anticipating a substantial increase in our product costs that we will not be able to pass on to the consumers immediately. Therefore, we will be using more cash to support operations, but still anticipate that we will provide positive operating cash flow for fiscal 2008.

Pursuant to a Note Purchase Agreement dated July 19, 2006 as modified on March 14, 2007, we issued a new unsecured convertible note for $2,685,104 (the “Convertible Note”) to Mr. Frederick A. DeLuca. The Convertible Note together with any accrued and unpaid interest thereon, is convertible at the election of Mr. DeLuca, at any time on or prior to October 19, 2008 into shares of our common stock at a conversion price of $0.35 per share. If Mr. DeLuca does not choose to convert this Convertible Note into stock and does not extend the maturity date of the Convertible Note, then we will be required to pay principal plus accrued interest thereon in the amount of $3,451,478 on October 19, 2008. With our current cash balances and the ability to borrow additional funds on our Commercial Finance Agreement, we have the ability to repay a substantial portion of this obligation, but it will not be enough to repay the entire amount owed. If Mr. DeLuca does not convert some or all of the Convertible Note or we do not repay, refinance or amend the existing Convertible Note, then our inability to pay would trigger a default. In addition to Mr. DeLuca pursuing remedies for collection of such indebtedness, interest would begin accruing at the rate of 17.5%. Additionally, a default on the Convertible Note would trigger a cross default in our Commercial Finance Agreement which can then be terminated by Commercial Finance. Any outstanding balance owed under the Commercial Finance Agreement could become immediately due and payable and bear interest at 12% in addition to other fees and penalties. Therefore, a default on the Convertible Note would have a material adverse affect on the liquidity and financial condition of our Company and we may not be able to continue as a going concern. Management will be initiating discussions with Mr. DeLuca regarding extending the maturity, refinancing and/or converting all or a portion of the Convertible Note into equity on or before its maturity in October 2008, but there can be no assurances that we will be successful in our negotiations.

Operating and Investing Activities
Cash from operating activities in the nine months ended December 31, 2007 primarily came from operating profits from the sale of our products.

In the first nine months of fiscal 2008, cash used in investing activities related to our purchase of office equipment. Cash provided from investing activities in the first nine months of fiscal 2007 came primarily from the sales of fixed assets and the refund of various security deposits related to the termination of our lease at our prior operating facility in November 2006. We do not anticipate any large capital expenditures or deposits during fiscal 2008.

Financing Activities
9-Months Ended December 31,	2007	2006
Net borrowings (payments) on line of credit and bank overdrafts	(556,886)	(745,225)
Issuances of debt	-	1,200,000
Payments of debt and capital leases	-	(1,406,837)
Issuances of stock & associated costs	-	-
Cash used in financing activities	(556,886)	(952,062)

Debt Financing
On June 23, 2006, we entered into a Receivables Purchase Agreement with Commercial Finance Division, formerly known as Systran Financial Services Corporation, a subsidiary of Textron Financial Corporation (“Commercial Finance”), whereby Commercial Finance provides financing to our Company through advances against certain trade receivable invoices due to our Company (the “Commercial Finance Agreement”). The Commercial Finance Agreement is secured by our accounts receivable and all other assets. Generally, subject to a maximum principal amount of $3,500,000 which can be borrowed under the Commercial Finance Agreement, the amount available for borrowing is equal to 85% of our eligible accounts receivable invoices less a dilution reserve and any required fixed dollar reserves. The dilution and fixed dollar reserves are currently set at 7% and $100,000, respectively. Advances under the Commercial Finance Agreement bear interest at a variable rate equal to the prime rate plus 1.5% per annum (8.75% on December 31, 2007). However, the Commercial Finance Agreement requires a $4,500 minimum monthly interest charge to be assessed. We are also obligated to pay a $1,500 monthly service fee.

The initial term of the Commercial Finance Agreement ends on June 23, 2009 and may renew automatically for consecutive twelve-month terms unless terminated sooner. The Commercial Finance Agreement may be accelerated in the event of certain defaults by our Company including among other things, a default in our payment and/or performance of any obligation to Commercial Finance or any other financial institution, creditor, or bank; and any change in the conditions, financial or otherwise, of our Company which reasonably causes Commercial Finance to deem itself insecure. In such an event, interest on our borrowings would accrue at the greater of twelve percent per annum or the variable rate of prime plus 1.5% and we would be liable for an early termination premium ranging from 1% to 3%, depending upon the timing of such termination, of the maximum principal amount available under the Commercial Finance Agreement. Although we had approximately $1.6 million available to draw pursuant to this Commercial Finance Agreement as of December 31, 2007, there were no amounts advanced, because we did not need additional cash on such date. The net amount of cash used to reduce the Commercial Finance Agreement for the nine months ended December 31, 2007 and 2006 was $556,886 and $745,225, respectively.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (revised),“Business Combinations,” (“SFAS 141(R)”). SFAS 141(R) changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The Company is currently evaluating the impact of the pending adoption of SFAS 141(R) on its results of operations and financial condition.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk results primarily from fluctuations in interest rates. The interest rate on our outstanding debt to Commercial Finance as of December 31, 2007 is floating and based on the prevailing market interest rate. For market-based debt, interest rate changes generally do not affect the market value of the debt but do impact future interest expense and hence earnings and cash flows, assuming other factors remain unchanged. A theoretical 1% increase or decrease in market rates in effect on December 31, 2007 with respect to our debt balances as of such date would increase or decrease interest expense and hence reduce or increase the net income of our Company depending on the outstanding balance of our secured borrowings.

Our sales during the nine months ended December 31, 2007 and 2006, which were denominated in a currency other than U.S. Dollars, were less than 10% of gross sales and no net assets were maintained in a functional currency other than U. S. Dollars during such periods. While we believe that the effects of changes in foreign currency exchange rates have not historically been significant to our operations or net assets, we are unable to forecast the effects that foreign currency exchange rates may have on our future operations.

We are exposed to price risk related to forecasted purchases of certain commodities, such as casein, that we primarily use in our products. Accordingly, we try to enter into purchase contracts to “lock-in” prices on these commodities. These contracts generally qualify for the normal purchase exception under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, (“SFAS 133”) and are, therefore, not subject to its provisions. We do not utilize any commodity futures or options to hedge the price of commodities. Therefore, we are exposed to the volatility of our raw materials since our Supply Agreement with Schreiber is based on cost plus a processing fee. Based on current production levels, every $.10 increase in casein prices results in an annual increase of over $400,000 in costs of goods sold.

Item 4. Controls and Procedures

As of December 31, 2007, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”), and the Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures to insure that we record, process, summarize and report in a timely and effective manner the information required to be disclosed in reports filed with or submitted to the Securities and Exchange Commission. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective in timely bringing to their attention material information related to our Company required to be included in our periodic Securities and Exchange Commission filings. During the quarter ended December 31, 2007, there were no changes in our internal controls over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect those controls.

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

In addition to the other information in this Form 10-Q and risk factors previously disclosed in our Annual Report on Form 10-K for the year ended March 31, 2007, the following are some of the factors as of February 8, 2008, that could cause our Company’s actual results to differ materially from the expected results described in or underlying our Company’s forward-looking statements. These factors should be considered carefully while evaluating our business and prospects. If any of the following risks actually occur, they could seriously harm our business, financial condition, results of operations or cash flows.

If we terminate our Supply Agreement, we may be required to pay substantial penalties.
The initial term of the Supply Agreement with Schreiber is for a period of five years from the effective date of September 1, 2005 and is renewable at our option for up to two additional five-year periods (for a total term up to fifteen years). If we do not exercise our first option to extend the term, then we will be obligated to pay Schreiber $1,500,000. If we exercise our first option to extend the term, but do not exercise our second option to extend the term, then we will be obligated to pay Schreiber $750,000. Either penalty would have a material adverse affect on the liquidity and financial condition of our Company. We are in negotiations with Schreiber regarding an amendment to the existing Supply Agreement that would change, among other things, the initial term and the related penalties thereon.

We may be required to pay substantial short-fall penalties under our Supply Agreement.
The Supply Agreement with Schreiber originally provided for a contingent short-fall payment obligation up to $8,700,000 by our Company if a specified production level was not met during the one-year period from September 1, 2006 to August 31, 2007. If a contingent short-fall payment was accrued after such one-year period, it could be reduced by the amount by which production levels in the one-year period from September 1, 2007 to August 31, 2008 exceeded the specified target level of production, if any. The short-fall payment is based on a formula that calculates the payment as follows: ((required pounds shipped - actual pounds shipped) / required pounds shipped) * $8,700,000. In November 2006, the Supply Agreement was amended so that the short-fall payment obligation would not be measured until the one-year period from September 1, 2009 to August 31, 2010, and the target level of production was reduced by approximately 22%.

Although we have significantly improved our gross margins by discontinuing production of low margin products, our total sales (and the corresponding volume of our products being produced) have been substantially reduced.  We would need to greatly increase our present production volume before the measuring period from September 1, 2009 to August 31, 2010 in order to avoid a substantial shortfall payment.  Based on our present production volume, the estimated short-fall payment could exceed $6,400,000.

We may not have the ability to pay the required short-fall payment and Schreiber may use its contractual rights in order to collect and may cease production and shipment of our products. Such an action would have a material adverse affect on the liquidity and financial condition of our Company and it is unlikely that we would be able to continue as a going concern.

We are in negotiations with Schreiber regarding an amendment to the existing Supply Agreement that would change, among other things, the production requirement and related short-fall penalty.

The main ingredient in many of our products is subject to volatility and limited availability. Price increases for this commodity adversely affect our business.
Our Supply Agreement with Schreiber is based on cost plus a processing fee. Currently, the major cost ingredient in our products is casein, a dried skim milk protein that is purchased from foreign suppliers. Because we purchase casein from foreign suppliers, its availability is subject to a variety of factors, including but not limited to, trade regulations, foreign supply and exchange rate fluctuations. These factors could have an adverse effect on our business and our ability to compete with competitors that do not rely on foreign suppliers. We cannot assure you that we could obtain casein from U.S. sources if the foreign supply of casein were reduced or terminated. Even if we could obtain casein from U.S. sources, the prices for the casein would likely be significantly higher than we have paid historically. Any of these events would negatively affect our business, results of operations and cash flows.

Additionally, due to a current worldwide shortage and a weaker US Dollar in relation to the Euro, the average price of casein increased more than 50% in our third quarter of fiscal 2008 compared to the average price in the first half of fiscal 2008. We anticipate that the average price of casein will increase another 33% or more in the fourth quarter of fiscal 2008.  We recently implemented several strategic plans of action in an effort to at least partially minimize the negative effect of these anticipated casein price increases. These strategies include reducing promotional spending and consumer advertising and increasing customer pricing on certain affected product lines, as well as, reformulating existing products to reduce the amount of required casein and expanding and accelerating the roll-out of new products which do not require casein. Although we implemented these strategic plans of action, we anticipate that gross margins on a majority of our products will continue to decline for the remainder of fiscal 2008.  We further anticipate that gross margins as a percentage of net sales for fiscal 2008 will be approximately four to eight percentage points lower than our fiscal 2007 annual average. Additionally, we anticipate that our income from operations will continue to be materially and adversely affected by the decline in gross margins.

A private investor owns a large percentage of the outstanding shares, which could materially limit the ownership rights of investors.
As of February 8, 2008, Frederick DeLuca, a private investor, owned approximately 23% of our outstanding common stock and held warrants and a convertible note which, if exercised with accrued and unpaid interest on the convertible note as of such date and assuming the exercise of no other outstanding options or warrants, would give him ownership of approximately 51% of our outstanding common stock. Investors who purchase common stock in our Company may be unable to elect any specific members of the board of directors or exercise significant control over us or our business as a result of Mr. Deluca’s ownership. Additionally, Mr. DeLuca may be able to exercise significant influence over our policies and Board composition.

Stockholders may experience further dilution.
We have a substantial number of outstanding options and warrants and a convertible note to acquire shares of common stock. As of February 8, 2008, we have a total of 14,949,010 shares reserved for future issuance upon exercise of options or warrants and conversion of the convertible note. None of these securities are “in the money,” as of such date. “In the money” generally means that the current market price of the common stock is above the exercise price of the shares subject to the option, warrant or note conversion. The issuance of common stock upon the exercise of these options and warrants or note conversion could adversely affect the market price of the common stock or result in substantial dilution to our existing stockholders. In addition, any future securities issuances by our Company could result in the issuance, or potential issuance, of a significant amount of equity securities that will cause substantial dilution to our stockholders, particularly given the current low trading price of our common stock.

We may be required to repay our convertible note to Mr. DeLuca and may not have the ability to do so.
Pursuant to a Note Purchase Agreement dated July 19, 2006 as modified on March 14, 2007, we issued a new unsecured convertible note for $2,685,104 (the “Convertible Note”) to Mr. Frederick A. DeLuca. The Convertible Note together with any accrued and unpaid interest thereon, is convertible at the election of Mr. DeLuca, at any time on or prior to October 19, 2008 into shares of our common stock at a conversion price of $0.35 per share. If Mr. DeLuca does not choose to convert this Convertible Note into stock and does not extend the maturity date of the Convertible Note, then we will be required to pay principal plus accrued interest thereon in the amount of $3,451,478 on October 19, 2008. With our current cash balances and the ability to borrow additional funds on our Commercial Finance Agreement, we have the ability to repay a substantial portion of this obligation, but it will not be enough to repay the entire amount owed. If Mr. DeLuca does not convert some or all of the Convertible Note or we do not repay, refinance or amend the existing Convertible Note, then our inability to pay would trigger a default. In addition to Mr. DeLuca pursuing remedies for collection of such indebtedness, interest would begin accruing at the rate of 17.5%.

Additionally, a default on the Convertible Note would trigger a cross default in our Commercial Finance Agreement which can then be terminated by Commercial Finance. Any outstanding balance owed under the Commercial Finance Agreement could become immediately due and payable and bear interest at 12% in addition to other fees and penalties. Therefore, a default on the Convertible Note would have a material adverse affect on the liquidity and financial condition of our Company and we may not be able to continue as a going concern. Management will be initiating discussions with Mr. DeLuca regarding extending the maturity, refinancing and/or converting all or a portion of the Convertible Note into equity on or before its maturity in October 2008, but there can be no assurances that we will be successful in our negotiations.

We may not be able to implement Section 404 of the Sarbanes-Oxley Act on a timely basis.
The Securities and Exchange Commission (the “SEC”), as directed by Section 404 of The Sarbanes Oxley Act (“SOX 404”), adopted rules generally requiring each public company to include a report of management on the company’s internal controls over financial reporting in its annual report on Form 10-K that contains an assessment by management of the effectiveness of the company’s internal controls over financial reporting. This requirement will first apply to our annual report on Form 10-K for the fiscal year ending March 31, 2008. In addition, the company’s independent registered accounting firm must attest to and report on management’s assessment of the effectiveness of the company’s internal controls over financial reporting. This requirement will first apply to our annual report on Form 10-K for the fiscal year ending March 31, 2009. The SEC has proposed a one-year extension for the auditor attestation requirement. If this proposal is approved, we will not be required to acquire an auditor attestation until our fiscal year ending March 31, 2010.

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

ITEM 4. Submission of Matters to a Vote of Security Holders

We held our annual stockholder meeting on January 18, 2008. As of the record date on December 3, 2007, there were 17,110,016 shares of our common stock issued, outstanding and eligible to vote. In this meeting, the shareholders voted on and approved the following proposals:

1.
To elect four directors for a term of one year each, until the next annual meeting of stockholders and until their successors are elected and qualify. The board members were voted in with the following number of votes for their election:

	Votes Cast	Votes
Director	FOR	WITHHELD
David H. Lipka	12,904,268	659,131
Michael E. Broll	12,998,532	564,867
Peter J. Jungsberger	13,015,294	548,105
Robert S. Mohel	13,011,687	551,712

2.
To ratify the retention of Cross, Fernandez and Riley, LLP as the independent registered public accounting firm of the Company for the fiscal year ending March 31, 2008. The vote tabulation for this proposal was as follows: VOTES CAST FOR - 13,433,438; VOTES CAST AGAINST - 104,609; ABSTENTIONS - 25,352; BROKER NON-VOTES - none.

ITEM 5. Other Information

On November 28, 2007, the Board, through a Written Unanimous Consent, amended ARTICLE VI, Section 1 as reported on Form 8-K filed on December 3, 2007. On February 6, 2008, the Board approved the Amended and Restated Bylaws of Galaxy Nutritional Foods, Inc. dated February 6, 2008 which is attached as Exhibit 3.2 of this Quarterly Report on Form 10-Q. This Amended and Restated Bylaws for our Company updated multiple sections, including the name of our Company, substantially rewrote Article V related to indemnification, and modernized the language from our prior bylaws dated May 15, 1987.

Item 6. Exhibits

The following exhibits are filed as part of this Form 10-Q:

Exhibit No		Exhibit Description

*	3.1
Restated Certificate of Incorporation of the Company as filed with the Secretary of State of the State of Delaware on December 23, 2002 (Filed as Exhibit 3.2 on Form 10-Q for the fiscal quarter ended December 31, 2002.)

	3.2	Amended and Restated Bylaws of Galaxy Nutritional Foods, Inc. dated February 6, 2008 (Filed herewith.)

*	4.18	Securities Purchase Agreement dated as of October 6, 2004 between Galaxy Nutritional Foods, Inc. and Frederick A. DeLuca (Filed as Exhibit 4.18 on Form 8-K filed October 8, 2004.)

*	4.19	Registration Rights Agreement dated as of October 6, 2004 between Galaxy Nutritional Foods, Inc. and Frederick A. DeLuca (Filed as Exhibit 4.19 on Form 8-K filed October 8, 2004.)

*	4.20	Warrant to Purchase Securities of Galaxy Nutritional Foods, Inc. dated as of October 6, 2004 in favor of Frederick A. DeLuca (Filed as Exhibit 4.20 on Form 8-K filed October 8, 2004.)

*	4.21
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

*	10.43	Separation and General Release Agreement dated June 1, 2007 between Galaxy Nutritional Foods, Inc. and Christopher Morini (Filed as Exhibit 10.43 on Form 10-K filed June 7, 2007.)

	10.44	Third Amendment to the Employment Agreement dated December 10, 2007 between Galaxy Nutritional Foods, Inc. and Michael E. Broll (Filed herewith.)

	10.45	Stay, Severance and Sales Bonus Plan effective December 10, 2007 (Filed herewith.)

*	14.1	Code of Ethics (Filed as Exhibit 14.1 on Form 10-K filed June 7, 2007.)

*	16.1	Letter from BDO Seidman, LLP to the SEC dated July 24, 2006 (Filed as Exhibit 16.1 on Form 8-K filed July 24, 2006.)

*	16.2	Letter from Cross, Fernandez & Riley, LLP to the SEC dated July 24, 2006 (Filed as Exhibit 16.1 on Form 8-K filed July 24, 2006.)

*	20.1	Audit Committee Charter (Filed as Exhibit 20.1 on Form 10-Q for the fiscal quarter ended September 30, 2003.)

*	20.2	Compensation Committee Charter (Filed as Exhibit 20.2 on Form 10-Q for the fiscal quarter ended September 30, 2003.)

	31.1	Section 302 Certification of our Chief Executive Officer (Filed herewith.)

	31.2	Section 302 Certification of our Chief Financial Officer (Filed herewith.)

	32.1	Section 906 Certification of our Chief Executive Officer (Filed herewith.)

	32.2	Section 906 Certification of our Chief Financial Officer (Filed herewith.)

*		Previously filed and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GALAXY NUTRITIONAL FOODS, INC.

Date: February 12, 2008	/s/ Michael E. Broll
Michael E. Broll
Chief Executive Officer
(Principal Executive Officer)

Date: February 12, 2008	/s/ Salvatore J. Furnari
Salvatore J. Furnari
Chief Financial Officer
(Principal Accounting and
Financial Officer)