Form 10-K
period 2008-03-31
GALAXY NUTRITIONAL FOODS INC
filed 2008-06-30
CIK 819527

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

(Mark One)
☑  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2008

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-15345

GALAXY NUTRITIONAL FOODS, INC.
(Exact name of registrant as specified in its charter)

Delaware	25-1391475
(State or other jurisdiction of	(IRS Employer Identification No.)
Incorporation or organization)

5955 T.G. Lee Blvd., Suite 201	32822
Orlando, Florida	(Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code:	1-407-855-5500
Securities registered pursuant to Section 12(b) of the Act:	None
Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.01 per share	None
(Title of Class)	(Name of exchange on which registered)

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
Yes ☑                                No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Index

Large accelerated filer  ☐            Accelerated filer  ☐              Non-accelerated filer  ☐   Smaller reporting company  ☑
(Do not check if a smaller
    reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐                                No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of September 28, 2007 (the last business day of the registrant’s most recently completed second fiscal quarter) was $2,694,278 based on the closing price of such common equity of $0.35 per share on that date.  All executive officers and directors of the registrant and all persons filing a Schedule 13D or a Schedule 13G with the Securities and Exchange Commission in respect to the registrant’s common stock have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.

The number of shares outstanding of the registrant’s common stock as of June 26, 2008 was 17,110,016.

DOCUMENTS INCORPORATED BY REFERENCE:  None

Index

 GALAXY NUTRITIONAL FOODS, INC.

Index to Form 10-K
For the Year Ended March 31, 2008

Index
PART I

FORWARD LOOKING STATEMENTS
This Form 10-K contains forward-looking statements within the meaning of the federal securities laws that relate to future events or our future financial performance. These forward-looking statements are based on our current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by our Company.  Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “project,” “estimate,” “may,” “will,” “could,” “should,” “potential,” or “continue” or the negative or variations of these words or similar expressions are intended to identify forward-looking statements.   Additionally, these forward-looking statements include, but are not limited to statements regarding:

•	Paying or refinancing certain debt obligations;

•	Improving cash flows from operations;

•	Marketing our existing products and those under development;

•	Our estimates of future revenue and profitability;

•	Our expectations regarding gross margins on our products;

•
Our expectations regarding future expenses, including cost of goods sold and casein, in particular, delivery, selling, general and administrative, research and development expenses, and disposal costs;

•	Our estimates regarding capital requirements and need for additional financing;

•	Competition in our market; and

•	Our ability to operate as a going concern.

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

ITEM 1.  BUSINESS

General

Galaxy Nutritional Foods, Inc. develops and globally markets plant based cheese alternatives, organic dairy and other organic and natural food products to grocery and natural foods retailers, mass merchandisers and food service accounts.  Our overall strategy is to enhance the value of our brands by developing nutritious and delicious food products made with high quality natural ingredients that exceed the expectations of today’s health conscious consumers. We are also committed to reducing our environmental impact as part of our Eat Green for Body & Earth™ program that offsets carbon emissions associated with product shipping and emphasizes the use of organic ingredients.  In this report, the terms “Company,” “we,” “us,” or “our” mean Galaxy Nutritional Foods, Inc.

Galaxy Nutritional Foods Veggie®, the leading brand in the cheese alternative category of the grocery channel and our Company’s top selling product group, is primarily merchandised in the produce section and provides calcium and protein without cholesterol, saturated fat or trans fat. In the natural foods channel, our popular brands include: Galaxy Nutritional Foods Rice®, Veggy®, Vegan®, Rice Vegan®, and Wholesome Valley Organic®, which are primarily

Index

merchandised in the cheese alternative or dairy sections. We also have non-branded imitation and private label products sold in the grocery, mass market and food service channels.

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

Change in Operations

During the fiscal year ended March 31, 2006, we determined that our manufacturing capacity was significantly in excess of our requirements and that it would be advantageous to outsource our manufacturing and distribution operations.  On June 30, 2005, we entered into a Supply Agreement with Schreiber Foods, Inc., a Wisconsin corporation (“Schreiber”), whereby we agreed that Schreiber would become our sole source of supply for substantially all of our products.  The term of the Supply Agreement, as amended, is for a period of fifteen years from June 30, 2005 to June 30, 2020.  Schreiber uses our formulas and processes to manufacture our products for our customers.  In November 2005, Schreiber began to deliver such products directly to our customers.

On December 8, 2005, we completed the sale of substantially all of our manufacturing and production equipment to Schreiber for $8,700,000 in cash pursuant to an Asset Purchase Agreement dated June 30, 2005. Our Company has now converted from a manufacturing company into a branded marketing company that will continue to develop, market and sell our products.

As a result of the above agreements, we have eliminated the need to carry large amounts of inventory in order to manufacture our products prior to distribution to our customers.  With the exception of inventory for organic hummus and certain Canadian customers, we do not take possession of our inventory prior to its shipment from Schreiber to our customers.

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

Index

Historically, our food service business consisted primarily of imitation cheese products. The food service business has since been expanded to include branded cheese alternatives similar to the retail products.

Principal Products Produced

We market a variety of cheese and dairy alternatives as well as processed organic cheese to grocery and natural foods retailers, mass merchandisers and food service accounts under the brands Veggie, Rice, Veggy, Vegan, Rice Vegan and Wholesome Valley Organic. Each brand’s corresponding nutritional benefits are noted below:

Veggie Brand – Leading Cheese Alternative in Grocery – Our flagship brand, sold in the produce section of supermarkets, is produced in a variety of forms including slices, shreds, chunks and grated toppings. Veggie cheese alternatives are an excellent source of calcium without cholesterol, saturated or trans fat.

Veggy Brand – Soy-based Cheese Alternatives – Similar to our grocery brand, Veggie, and preservative-free, Veggy branded products are an excellent source of calcium without cholesterol, saturated or trans fat.  This soy-based alternative is primarily sold in natural foods stores and is available in a wide variety of individually wrapped slice flavors and a grated topping.

Rice Brand – Soy Free Cheese Alternatives – Our Rice products, sold primarily in natural foods stores, are a leading soy free cheese alternative without cholesterol or trans fat. Also, preservative and gluten free, this brand is available in a wide variety of flavors in slices, shreds, blocks and a grated topping.

Vegan Brand – Casein Free Dairy Alternatives – Our Vegan brand products are sold primarily in natural foods stores in individually wrapped slices, blocks and a grated topping. Vegan brand products are casein, preservative and gluten free.

Rice Vegan Brand – Casein Free and Soy Free Dairy Alternatives – Our Rice Vegan brand products are sold primarily in natural foods stores in individually wrapped slices. Rice Vegan slices were introduced in fiscal 2007 for vegans choosing to moderate or avoid soy or those with soy or dairy allergies.

Wholesome Valley Organic Brand – Organic Cheese Products and Hummus – Our Wholesome Valley Organic brand cheese product is made without the use of antibiotic growth hormones or undesirable pesticides and chemicals and is available in individually wrapped slices in both natural foods and grocery stores.  Wholesome Valley Organic hummus was introduced in fiscal 2008 and is sold in the produce section of select stores. This convenient dip, topping or sandwich spread is preservative free, vegan and kosher.

Non-branded Products – Imitation and Processed Cheese Alternative Products – Our non-branded business includes value priced processed cheese slices sold primarily in the supermarket dairy section and imitation food service products.

For the fiscal years ended March 31, 2008, 2007 and 2006, the Company’s gross sales before discounts, returns and allowances were $27,001,717, $29,995,729 and $41,492,717, respectively.  The following chart sets forth the percentage of gross sales derived from our product brands which exceeded 10% during the fiscal years ended March 31, 2008, 2007 and 2006:

Index

Percentage of Gross Sales
Fiscal Years Ended March 31,
Category	2008	2007	2006
Veggie	66%	61%	53%
Rice	12%	11%	8%
Private Label, Imitation and Other	10%	17%	31%

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

In the food service market, we sell directly to food distributors and other customers in the food service market through our in-house sales managers and a nationwide network of non-exclusive commissioned brokers.  In this market, we offer our less expensive non-branded imitation products to customers whose primary consideration is cost.  The non-branded food service products are primarily sold to distributors who supply food to restaurants, cafeterias, hospitals, correctional institutions, and schools.

Beginning in fiscal 2006, coincidental with the outsourcing of our manufacturing to Schreiber, we began to de-emphasize sales of these lower margin products to the food service market to allow us to better allocate resources to the higher margin branded products sold in the retail market. This shift is demonstrated by the change in the mix percentages in the chart below.

The following chart sets forth the percentage of gross sales that the retail and food service markets represented for the fiscal years ended March 31, 2008, 2007 and 2006:

Percentage of Gross Sales
Fiscal Years Ended March 31,
Category	2008	2007	2006
Retail sales	95%	90%	84%
Food service sales	5%	10%	16%

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

Sources and Availability of Raw Materials

Since November 2005, pursuant to the Supply Agreement with Schreiber, we depend primarily on Schreiber to obtain the necessary ingredients, manufacture and distribute the majority of our products to our customers. The prices for such products are based on cost plus a processing fee as determined by the parties from time to time.  Purchases

Index

from Schreiber accounted for 98%, 98% and 38% of our product purchases for the fiscal years ended March 31, 2008, 2007 and 2006, respectively.

Prior to November 2005, we purchased the ingredients used in our manufacturing operations, i.e., casein, vegetable proteins and oils, enzymes and other ingredients, from several sources.  Purchases of casein, the principal raw material used to manufacture substantially all of our products, approximated $6,242,977 or 35% of our product purchases in the fiscal year ended March 31, 2006.  The following table sets forth the name of each supplier along with the percentage they supplied of casein which either alone, or together with their affiliates, provided 10% or more casein to our Company, based on our dollar volume purchased:

		Percent of Casein Purchases
		Fiscal Year Ended March 31,
Type of Raw Material	Name of Supplier	2006

Casein	Lactalis f/n/a Besnier-Scerma U.S.A.	34%
	Glanbia f/n/a Avonmore Food Products	26%
	Bluegrass Dairy & Food, LLC	26%

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

We offer a right of return policy on certain products sold to certain retail customers in the conventional grocery stores channel.  If the product is not sold during its shelf life, we will allow a credit for the unsold merchandise.  Since the shelf life of our products ranges from 4 months to one year, we historically average less than 2% of gross sales in credits for unsold product.

Since November 2005, pursuant to the Supply Agreement with Schreiber, we depend primarily on Schreiber to manufacture and distribute the majority of our products to our customers. We are required to pay Schreiber for our products within 20 days of shipment to our customers. As a result of the Supply Agreement, we have eliminated the need to carry large amounts of inventory in order to manufacture our products prior to distribution to our customers.  With the exception of inventory for hummus and certain Canadian customers, we do not take possession of our inventory prior to its shipment from Schreiber to our customers.

Customers

We sell to customers throughout the United States and 12 other countries.  For the fiscal years ended March 31, 2008, 2007 and 2006, the Company’s gross sales before discounts, returns and allowances were $27,001,717, $29,995,729 and $41,492,717, respectively.  Gross sales derived from foreign countries were approximately $3,516,000, $3,639,000 and $3,931,000 in the fiscal years ended March 31, 2008, 2007 and 2006, respectively.  These sales represent 13%, 12% and 10% of gross sales in the fiscal years ended March 31, 2008, 2007 and 2006, respectively.  Gross sales are attributed to individual countries based on the customer’s shipping address.  We have no assets located outside of the United States.

Index

The following table sets forth the percentage of foreign gross sales to each country, which accounted for 5% or more of our foreign gross sales for the fiscal years ended March 31, 2008, 2007 and 2006:

Percentage of Gross Foreign Sales
Fiscal Years Ended March 31,

Country	2008	2007*	2006*
Canada	88%	77%	79%
Other	12%	23%	21%
*  The sales to foreign countries for the fiscal years ended March 31, 2007 and 2006, have been restated to remove sales to Puerto Rico and the US controlled Virgin Islands.  Sales to Puerto Rico and the US controlled Virgin Islands are now considered domestic sales.

The following table sets forth the name of each customer, which either alone, or together with its affiliates, accounted for 5% or more of our gross sales for the fiscal years ended March 31, 2008, 2007 and 2006:

Percentage of Gross Sales
Fiscal Years Ended March 31,

Customer Name	2008	2007	2006
United Natural Foods	16.1%	13.5%	9.4%
Distribution Plus Incorporated (DPI)	6.6%	8.0%	8.3%
Publix	7.0%	7.1%	6.9%
Kroger	6.6%	5.6%	*
C&S Wholesale	5.1%	*	*
*Less than 5% of gross sales for the stated fiscal year.

Competitive Conditions

We operate in a highly competitive environment. In the retail cheese market, we compete with large national and regional manufacturers of conventional, organic, and imitation cheese products. Competitors such as Kraft, Borden, and Horizon Organic, among others are well established and have significantly more brand name recognition, marketing personnel, and cash resources at their disposal. Conventional “Lite” cheese generally has a lower fat content than regular cheese. But, unlike most of our products, it still contains cholesterol and saturated fat. Further, we believe that the perceived healthfulness, quality ingredients and excellent taste of our product lines provide a competitive advantage over many companies with more traditional products.

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

We believe that we are superior to the competition in our cheese alternative niche market in the most important competitive factors, which are brand awareness, taste, nutritional value, product distribution, and overall consumer purchase interest.  Finally, we believe that the breadth and depth of our product lines make it difficult for our smaller competitors to have a significant impact on our market leading share in the cheese alternative category.

Index

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

We have a team of individuals from our marketing and research and development departments who, along with outside legal counsel, review all new labels for compliance with our Company standards and current laws and regulations.  We believe that we are in material compliance with all applicable governmental regulations regarding our current products and have obtained the necessary government permits, licenses, qualifications, and approvals, which are required for our operations.

Research and Development

Research and development expenditures were approximately $331,000 and $225,000 during the fiscal years ended March 31, 2008 and 2007, respectively.

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

Index

Employees

As of June 26, 2008, we have 23 full-time and 3 part-time employees.  We employ all personnel directly.  We are an affirmative action employer providing equal employment opportunity to all applicants.  We consider our relations with employees to be satisfactory.  No employee is a member of a trade union.

Index

ITEM 1A.  RISK FACTORS

Forward-Looking Information

Statements other than historical information contained in this Form 10-K are considered “forward-looking statements” as defined under the Private Securities Litigation Reform Act of 1995.  These statements relate to future events or our future financial performance. These forward-looking statements are based on our current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by our Company.  Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “project,” “estimate,” “may,” “will,” “could,” “should,” “potential,” or “continue” or the negative or variations of these words or similar expressions are intended to identify forward-looking statements.  Although we believe that these forward-looking statements are reasonable at the time they are made, these statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict.  Therefore, actual results may differ materially from our historical results and those expressed or forecasted in any forward-looking statement as a result of a variety of factors as set forth below and elsewhere in, or incorporated by reference into, this Form 10-K.  We are not required and undertake no obligation to publicly update or revise any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

In addition to the other information in this Form 10-K, the following are some of the factors as of June 26, 2008, that could cause our Company’s actual results to differ materially from the expected results described in or underlying our Company’s forward-looking statements.  These factors should be considered carefully while evaluating our business and prospects.   If any of the following risks actually occur, they could seriously harm our business, financial condition, results of operations or cash flows.

We may be required to repay our Convertible Note to Mr. DeLuca.
Pursuant to a Note Purchase Agreement dated July 19, 2006 as modified on March 14, 2007, we issued a new unsecured convertible note for $2,685,104 (the “Convertible Note”) to Mr. Frederick A. DeLuca.  The Convertible Note together with any accrued and unpaid interest thereon, is convertible at the election of Mr. DeLuca, at any time on or prior to October 19, 2008 into shares of our common stock at a conversion price of $0.35 per share.  The closing price of our common stock on June 26, 2008 as quoted on the OTC Bulletin Board was $0.19 per share. Unless the market price of our common stock increases between now and October 19, 2008, it is unlikely that Mr. DeLuca would choose to convert the Convertible Note and accrued interest thereon at his conversion price of $0.35 per share.  If Mr. DeLuca does not choose to convert this Convertible Note into stock and does not extend the maturity date of the Convertible Note, then we will be required to pay principal plus accrued interest thereon in the amount of $3,451,478 on October 19, 2008.  With our current cash balances and the ability to borrow additional funds on our Commercial Finance Agreement, we believe that we currently have the ability to repay this obligation.  However, the payment of the entire balance would likely seriously and adversely impact our liquidity and put a cash strain on the Company without additional financing.  Additionally, our ability to repay could be adversely affected by any negative changes in our cash position between now and the maturity date of such Convertible Note.

We are currently in discussions with Mr. DeLuca regarding options to extend the maturity date, refinance and/or convert all or a portion of the Convertible Note and accrued interest thereon into equity at a lower conversion price on or before its maturity on October 19, 2008. There can be no assurance that we will be successful in our negotiations with Mr. DeLuca and other parties or that the terms of any such refinancing or conversions will not result in the issuance, or potential issuance, of a significant amount of equity securities that will cause substantial dilution to our stockholders.  In the event we are not successful, any collection actions by Mr. DeLuca could have a material adverse affect on the liquidity and financial condition of our Company and our ability to secure additional financing.  The default rate of interest on our Convertible Note is 17.5%.  Additionally, a default on our Convertible Note would trigger a cross default in our obligations under our Commercial Finance Agreement which would result in an acceleration of our obligations and subject us to a default rate of interest there under.  To the extent we have any borrowings outstanding at such time, such a cross default would further exacerbate our liquidity position and have a material adverse affect on our financial condition and we may not be able to continue as a going concern.

Index

We may not be able continue as a going concern on a long-term basis.
We received a report from our independent accountants relating to our audited financial statements as of March 31, 2008 containing a paragraph stating that because we may be required to pay the Convertible Note and accrued interest thereon in full by October 19, 2008 which may leave us with insufficient cash funds to continue operations, there is substantial doubt as to our ability to continue as a going concern.  Our ability to continue as a going concern depends upon the outcome of our discussions with Mr. Deluca regarding options to extend the maturity date, refinance and/or convert all or a portion of the Convertible Note and accrued interest thereon or successfully obtaining sufficient cash resources to pay $3,451,478 on October 19, 2008 and obtaining positive cash flow from operations to sustain normal business operations.

Our current business plan continues to eliminate low margin private label and Galaxy imitation business from our sales mix, which results in budgeted sales slightly lower in fiscal 2009 than in fiscal 2008.  Additionally, the cost of goods sold is increasing due to higher ingredient costs, particularly casein, which will reduce the gross margins on a majority of our products.  During fiscal 2008, we implemented several initiatives in an effort to at least partially minimize the negative effect of these casein price increases. These strategies include reducing promotional spending and consumer advertising and increasing customer pricing on certain affected product lines, as well as, proposing reformulations on existing products to reduce the amount of required casein and expanding and accelerating the roll-out of new products which do not require casein.  We plan to continue these initiatives throughout fiscal 2009.  With the further elimination of low margin items and the reduction of promotional spending, we anticipate continued positive cash flows from operations, but it may be lower than in recent fiscal years.  With our current cash balances and the ability to borrow additional funds on our Commercial Finance Agreement, we believe that we currently have the ability to repay the Convertible Note and the accrued interest thereon by October 19, 2008.  However, the payment of the entire balance of $3,451,478 would likely seriously and adversely impact our liquidity and put a cash strain on the Company without additional financing.

Management is currently in discussions with Mr. DeLuca regarding options to extend the maturity date, refinance and/or convert all or a portion of the Convertible Note and accrued interest thereon into equity at a lower conversion price on or before its maturity on October 19, 2008. In order to repay the Convertible Note and continue operating as a going concern, we may also need to quickly raise capital.  To the extent that we issue any of our securities in connection with our efforts to raise capital, any such capital raised would not be registered under the Securities Act of 1933 and would not be offered or sold in the United States absent registration requirements.  Further, due to the low trading price of our common stock, we would likely need to sell a significant amount of our securities.

There can be no assurance that we will be successful in our business plan, our negotiations with Mr. DeLuca and other parties or that the terms of any such refinancing or conversions will not result in the issuance, or potential issuance, of a significant amount of equity securities that will cause substantial dilution to our stockholders. If we are not successful in refinancing the Convertible Note or in otherwise entering into a financing, sale, or other business transaction that infuses sufficient cash resources into our Company in the near future, any collection actions by Mr. DeLuca or other parties could have a material adverse affect on the liquidity and financial condition of our Company and on our ability to secure additional financing, and we may not be able to continue as a going concern.

We depend on one primary supplier to manufacture and distribute the majority of our products to our customers.
Pursuant to a Supply Agreement dated June 30, 2005 between our Company and Schreiber Foods, Inc. (“Schreiber”), since November 2005, we depend primarily on Schreiber to manufacture and distribute the majority of our products to our customers. We will rely primarily on Schreiber to produce our products at prices that are competitive in the market, to maintain the quality of our products, and to supply our customers with the products they order on a timely basis. If Schreiber is unable to deliver its services according to the negotiated terms of the Supply Agreement for any reason, including the deterioration of its financial condition or over-commitment of its resources, we may lose

Index

customers and we may be required to purchase outsourcing services from another source at a higher price.  Either of these occurrences will likely reduce our profits or result in a reduction in sales of our products.

We may be required to pay substantial penalties under our Supply Agreement and may not have the ability to do so.
On March 17, 2008, we entered into a Second Amendment to our Supply Agreement dated June 30, 2005 with Schreiber Foods, Inc. (“Schreiber”).  The Supply Agreement, as originally amended, provided for a contingent shortfall payment obligation up to $8,700,000 by our Company if a specified production level was not met during the one-year period from September 1, 2009 to August 31, 2010.   The Second Amendment eliminates this provision and replaces it with a provision that will require us to pay a shortfall payment should we terminate the Supply Agreement prior to a stated date, other than as a result of a breach by Schreiber or change of control in our Company.  The shortfall payment starts at $5,100,000 as of March 17, 2008 and declines by $1,700,000 per contract year until March 17, 2011, at which time the shortfall payment is eliminated.  If there is a change of control in either our Company or Schreiber, then the shortfall payment obligation will terminate and be extinguished as of the date of such change of control. However, if there is a change of control in our Company in connection with a sale of our Company where the purchase price exceeds $50 million, then our obligation to potentially remit a shortfall payment will not terminate.  In such an event, our obligation to remit a shortfall payment to Schreiber would not terminate until March 17, 2011.

The Second Amendment to our Supply Agreement also changed the Initial Term to a period of fifteen years from June 30, 2005 to June 30, 2020 rather than a five year agreement with two, renewable five-year periods.  Consequently, there is no longer a $1,500,000 or $750,000 termination fee for non-renewal during the first or second five-year periods, respectively.  We may terminate this Supply Agreement prior to the end of the Initial Term, without penalty, upon provision of written notice to Schreiber issued at least six (6) months prior to such proposed termination date, provided that the effective date for such termination by our Company shall not be prior to December 31, 2012, unless a change of control in our Company shall have occurred, in which case the effective date for such termination by our Company shall not be prior to December 31, 2010.

We do not anticipate the need to terminate the Supply Agreement, as amended, prior to the termination date, and therefore do not expect to incur any shortfall payment.  However, if such an event occurred, we may not have the ability to pay the required penalty and Schreiber may use its contractual rights in order to collect and may cease production and shipment of our products.  Such an action would have a material adverse affect on the liquidity and financial condition of our Company.

The main ingredient in many of our products is subject to volatility and limited availability.  Price increases for this commodity adversely affect our business.
Our Supply Agreement with Schreiber is based on cost plus a processing fee.  Currently, the major cost ingredient in our products is casein, a dried skim milk protein that is purchased from foreign suppliers.  Because casein is purchased from foreign suppliers, its availability is subject to a variety of factors, including but not limited to, trade regulations, foreign supply and exchange rate fluctuations.  These factors could have an adverse effect on our business and our ability to compete with competitors that do not rely on foreign suppliers.  We cannot assure you that we could obtain casein from U.S. sources if the foreign supply of casein were reduced or terminated.  Even if we could obtain casein from U.S. sources, the prices for the casein would likely be significantly higher than we have paid historically.  Any of these events would negatively affect our business, results of operations and cash flows.

Additionally, due to a current worldwide shortage and a weaker US Dollar in relation to the Euro, the average price of casein increased more than 96% in the fourth quarter of fiscal 2008 compared to fiscal 2007. The annual average was 33% higher in fiscal 2008 compared to fiscal 2007.  We anticipate that the average price of casein will stabilize in the 1st quarter of fiscal 2009 and will decline slightly throughout the remainder of fiscal 2009.

We implemented several strategic plans of action in an effort to at least partially minimize the negative effect of these casein price increases. These strategies included reducing promotional spending and consumer advertising and increasing customer pricing on certain affected product lines, as well as, proposing reformulations on existing

Index

products to reduce the amount of required casein and expanding and accelerating the roll-out of new products which do not require casein.  Although we implemented these strategic plans of action, we anticipate that gross margins on a majority of our products and as a whole will remain lower in fiscal 2009 compared to fiscal 2008.  Additionally, we anticipate that our income from operations will continue to be adversely affected by the lower gross margins when comparing to prior years unless the cost of casein declines.

A private investor owns a large percentage of the outstanding shares, which could materially limit the ownership rights of investors.
As of June 26, 2008, Frederick DeLuca, a private investor, owned approximately 23% of our outstanding common stock and held warrants and a convertible note which, if exercised with accrued and unpaid interest on the convertible note as of such date and assuming the exercise of no other outstanding options or warrants, would give him ownership of approximately 51% of our outstanding common stock.  Investors who purchase common stock in our Company may be unable to elect any specific members of the board of directors or exercise significant control over us or our business as a result of Mr. Deluca’s ownership of our common stock and our outstanding note obligations to Mr. DeLuca. Additionally, Mr. DeLuca may be able to exercise significant influence over our policies and Board composition.

Stockholders may experience further dilution.
We have a substantial number of outstanding options and warrants and the Convertible Note to acquire shares of common stock.  As of June 26, 2008, we have a total of 15,265,992 shares reserved for future issuance upon exercise of options or warrants and conversion of the Convertible Note.  None of these securities are “in the money,” as of such date.  “In the money” generally means that the current market price of the common stock is above the exercise price of the shares subject to the option, warrant or note conversion.  The issuance of common stock upon the exercise of these options and warrants or note conversion could adversely affect the market price of the common stock or result in substantial dilution to our existing stockholders.  In addition, any future securities issuances by our Company, especially in connection with the refinancing of the Convertible Note, could result in the issuance, or potential issuance, of a significant amount of equity securities that will cause substantial dilution to our stockholders, particularly given the current low trading price of our common stock.

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

Index

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
On June 23, 2006, we entered into a Receivables Purchase Agreement with Commercial Finance Division, formerly known as Systran Financial Services Corporation, a subsidiary of Textron Financial Corporation (“Commercial Finance”), whereby Commercial Finance provides financing to our Company through advances against certain trade receivable invoices due to our Company (the “Commercial Finance Agreement”).  The Commercial Finance Agreement is secured by our accounts receivable and all other assets.  Generally, subject to a maximum principal amount of $3,500,000 which can be borrowed under the Commercial Finance Agreement, the amount available for borrowing is equal to 85% of our eligible accounts receivable invoices less a dilution reserve and any required fixed dollar reserves.  The dilution and fixed dollar reserves are currently set at 7% and $100,000, respectively.  Advances under the Commercial Finance Agreement bear interest at a variable rate equal to the prime rate plus 1.5% per annum (6.5% on June 26, 2008).  However, the Commercial Finance Agreement requires a $4,500 minimum monthly interest charge to be assessed.   We are also obligated to pay a $1,500 monthly service fee.  A default in our obligations to Mr. DeLuca under the Convertible Note would trigger a cross default under our Commercial Finance Agreement.

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

There is no guarantee that Commercial Finance will maintain or lower the current reserves on our borrowing availability.  Additionally, we may experience future credit tightening by Commercial Finance by virtue of reserves they may require, receivables they may deem ineligible or other rights they have under the Commercial Finance Agreement.  Such restrictions would adversely affect our cash flows.

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

Index

in substantial dilution to the existing holders of our common stock.  Additionally, a sale of securities could adversely affect the market price of our common stock.

Rising interest rates could negatively affect our results of operations.
The interest rate on our credit facility with Commercial Finance fluctuates based upon changes in the prime rate.  Increases in the prime rate will result in an increase in our cost of funds, and would negatively affect our results of operations.  We have not entered into any derivative instruments such as interest rate swap or hedge agreements to manage our exposure to rising interest rates.

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

In the retail cheese market, we compete with large national and regional manufacturers of conventional, organic, and imitation cheese products. Competitors such as Kraft, Borden and Horizon Organic, among others are well established and have significantly more brand name recognition, marketing personnel, and cash resources at their disposal.  Within the retail cheese alternative niche market, there are a number of additional competitors such as Soya Kaas, Lisanatti, Follow Your Heart, Toffuti, and Melissa’s. Like our product lines, these competitors offer dairy and cheese alternatives to grocery and natural foods stores. In addition, their offerings are similar to ours in that they have comparable perceived benefits and are distributed or positioned in the same retail shelf space as our products.

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

Index

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

On October 3, 2006, we entered into a sublease agreement with Oracle Corporation whereby we moved our corporate headquarters to 11,514 square feet of office space at 5955 T.G. Lee Boulevard, Suite 201 in Orlando, Florida. The sublease agreement requires monthly pre-tax base rental payments of $12,333.33 through November 14, 2007, $12,706.67 from November 15, 2007 through November 14, 2008, and $13,086.67 from November 15, 2008 through January 31, 2009.   We believe that our assets are adequately covered by casualty insurance.

Index

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

2.
To ratify the retention of Cross, Fernandez and Riley, LLP as the independent registered public accounting firm of the Company for the fiscal year ending March 31, 2008.  The vote tabulation for this proposal was as follows:  VOTES CAST FOR – 13,433,438; VOTES CAST AGAINST – 104,609; ABSTENTIONS – 25,352; BROKER NON-VOTES – none.

Index

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information
From August 1999 to May 5, 2006, our common shares, $.01 par value per share, were traded on the American Stock Exchange (“AMEX”) under the symbol “GXY”.  Commencing May 8, 2006, we began trading under the symbol “GXYF” in the Nasdaq over-the-counter market on what is commonly referred to as the OTC Bulletin Board.  The following table sets forth the high and low closing sales prices of our common shares during each quarter as reported by AMEX or the OTC Bulletin Board, as applicable, for the fiscal years ended March 31, 2008 and 2007:

Period	High Closing Sales Price	Low Closing Sales Price
2008 Fiscal Year, quarter ended:
June 30, 2007	$0.79	$0.50
September 30, 2007	$0.54	$0.26
December 31, 2007	$0.43	$0.22
March 31, 2008	$0.32	$0.15

2007 Fiscal Year, quarter ended:
June 30, 2006	$0.90	$0.35
September 30, 2006	$0.45	$0.24
December 31, 2006	$0.62	$0.35
March 31, 2007	$0.79	$0.53

On April 20, 2006, we received a letter from AMEX, notifying us that it intended to proceed with the filing of an application with the Securities and Exchange Commission to strike our common stock from listing and registration on the Exchange.  We did not appeal this determination by AMEX and on May 5, 2006, AMEX suspended trading in our common stock and submitted an application to the Securities and Exchange Commission to strike our common stock from listing and registration on AMEX.  Commencing May 8, 2006, we began trading under the symbol “GXYF” on the OTC Bulletin Board.  OTC market quotations reflect interdealer prices, without retail markup, markdown or commission and may not necessarily represent actual transactions.

Holders
On June 26, 2008, there were approximately 570 stockholders of record for our common stock.   This does not reflect persons or entities that hold our common stock in nominee or “street” name through various brokerage firms.

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

Recent Sales of Unregistered Securities
There were no sales of unregistered securities in the quarter ended March 31, 2008.

Index

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to enhance a reader’s understanding of the financial condition, changes in financial condition and results of operations of our Company.  This MD&A is a supplement to and should be read in conjunction with our Financial Statements and notes thereto contained in Item 8.  Terms such as “fiscal 2009,” “fiscal 2008,” “fiscal 2007,” or “fiscal 2006” refer to our fiscal years ending March 31, 2009, 2008, 2007 and 2006, respectively.  Terms such as “first quarter,” “second quarter,” “third quarter,” or “fourth quarter” refer to the fiscal quarters ending June 30, September 30, December 31, or March 31, respectively.

This MD&A contains the following sections:
•	Basis of Presentation; Going Concern
•	Business Environment
•	Critical Accounting Policies
•	Results of Operations
•	Liquidity and Capital Resources
•	Recent Accounting Pronouncements

Basis Of Presentation; Going Concern

Certain matters discussed below under "Liquidity and Capital Resources" raise substantial doubt about our ability to continue as a going concern. In addition, we received a report from our independent accountants relating to our audited financial statements as of March 31, 2008 containing a paragraph stating that because we may be required to pay the Convertible Note and accrued interest thereon in full by October 19, 2008 which may leave us with insufficient cash funds to continue operations, there is substantial doubt as to our ability to continue as a going concern.  Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America assuming that we will continue on a going concern basis.  This assumes the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, our financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Business Environment

General
Galaxy Nutritional Foods, Inc. (our “Company”) develops and globally markets plant based cheese alternatives, organic dairy and other organic and natural food products to grocery and natural foods retailers, mass merchandisers and food service accounts. Galaxy Nutritional Foods Veggie®, the leading brand in the grocery cheese alternative category and our Company’s top selling product group, is primarily merchandised in the produce section and provides calcium and protein without cholesterol, saturated fat or trans-fat. Other popular brands include: Galaxy Nutritional Foods Rice®, Veggy®, Vegan®, Rice Vegan®, and Wholesome Valley Organic®. Galaxy Nutritional Foods, Inc. is dedicated to developing nutritious and delicious food products made with high quality natural ingredients that exceed the expectations of today’s health conscious consumers. We are also committed to reducing our environmental impact as part of our Eat Green for Body & Earth™ program that offsets carbon emissions associated with product shipping and emphasizes the use of organic ingredients. Our Company headquarters are located in Orlando, Florida, and our common stock is quoted on the OTC Bulletin Board under the symbol “GXYF.”

In fiscal 2006, we determined that our manufacturing capacity was significantly in excess of our requirements and that it would be advantageous to outsource our manufacturing and distribution operations.  On June 30, 2005, we entered into a Supply Agreement with Schreiber Foods, Inc., a Wisconsin corporation (“Schreiber”), whereby we agreed that Schreiber would become our sole source of supply for substantially all of our products.  The term of the

Index

Supply Agreement, as amended, is for a period of fifteen years from June 30, 2005 to June 30, 2020.  Schreiber uses our formulas and processes to manufacture our products for our customers.  In November 2005, Schreiber began to deliver such products directly to our customers.

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

In our fiscal 2007 marketing campaign, we began an ongoing consumer print advertising campaign in national health and fitness publications including Weight Watchers and Shape. Product attributes and information on where to find our products were incorporated into a unified marketing message in our efforts to increase consumer education and awareness of cheese alternatives.  In fiscal 2008, we expanded our Veggie print advertising campaign to include Veggie brand advertisements in Shape, Women’s Health and Parenting. We also expanded print advertising to include specialty publications, including Vegetarian Times and VegNews to seek new consumers for our Rice, Veggy and Rice Vegan brands.   Additionally, we implemented less frequent promotions but with deeper discounts to the consumers.

As we grow our marketing initiatives, valuable insights on campaign efficacy are gained and used to fine-tune our efforts. Such information is then used to increase our return on marketing expenditures by focusing on those efforts that increase brand and product awareness, increase consumer education and ultimately broaden the consumer base within the cheese alternative category.

Historical Summary
Fiscal 2008
Fiscal 2008 was significantly impacted by increased raw material costs. Casein, a dried skim milk protein that is the principal raw ingredient used in most of our products, increased more than 96% in the fourth quarter of fiscal 2008 compared to fiscal 2007. The annual average was 33% higher in fiscal 2008 compared to fiscal 2007.  We implemented several strategic initiatives during the 3rd and 4th quarters to reduce the negative impact of these higher costs.  The most significant of these initiatives were to significantly limit sales promotions, to implement targeted price increases on products with greater price elasticity and to reduce discretionary marketing expenditures.  Notwithstanding these initiatives, the gross margins on most of our products were significantly and adversely affected by the increased cost of casein.

Index

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

Debt Maturity and Going Concern Issues
Pursuant to a Note Purchase Agreement dated July 19, 2006 as modified on March 14, 2007, we issued a new unsecured convertible note for $2,685,104 (the “Convertible Note”) to Mr. Frederick A. DeLuca.  The Convertible Note together with any accrued and unpaid interest thereon, is convertible at the election of Mr. DeLuca, at any time on or prior to October 19, 2008 into shares of our common stock at a conversion price of $0.35 per share.  The closing price of our common stock on June 26, 2008 as quoted on the OTC Bulletin Board was $0.19 per share. Unless the market price of our common stock increases between now and October 19, 2008, it is unlikely that Mr. DeLuca would choose to convert the Convertible Note and accrued interest thereon at his conversion price of $0.35 per share.  If Mr. DeLuca does not choose to convert this Convertible Note into stock and does not extend the maturity date of the Convertible Note, then we will be required to pay principal plus accrued interest thereon in the amount of $3,451,478 on October 19, 2008.  With our current cash balances and the ability to borrow additional funds on our Commercial Finance Agreement, we believe that we currently have the ability to repay this obligation.  However, the payment of the entire balance would likely seriously and adversely impact our liquidity and put a cash strain on the Company without additional financing.  Additionally, our ability to repay could be adversely affected by any negative changes in our cash position between now and the maturity date of such Convertible Note.

We are currently in discussions with Mr. DeLuca regarding options to extend the maturity date, refinance and/or convert all or a portion of the Convertible Note and accrued interest thereon into equity at a lower conversion price on or before its maturity on October 19, 2008. There can be no assurance that we will be successful in our negotiations with Mr. DeLuca and other parties or that the terms of any such refinancing or conversions will not result in the issuance, or potential issuance, of a significant amount of equity securities that will cause substantial dilution to our stockholders.  In the event we are not successful, any collection actions by Mr. DeLuca could have a material adverse affect on the liquidity and financial condition of our Company and our ability to secure additional financing.  The default rate of interest on our Convertible Note is 17.5%.  Additionally, a default on our Convertible Note would trigger a cross default in our obligations under our Commercial Finance Agreement which would result in an acceleration of our obligations and subject us to a default rate of interest there under.  To the extent we have any borrowings at such time, such a cross default would further exacerbate our liquidity position and have a material adverse affect on our financial condition and we may not be able to continue as a going concern.

Index

Measurements of Financial Performance
On a monthly basis, we compare the statements of income, balance sheets and statements of cash flows to budgeted expectations to identify variances and opportunities for cost savings.  In addition, we analyze sales and profitability relative to budgeted amounts for individual products, brand groups, channels of distribution and individual customers.  These reports are also tailored to provide us with information on promotional costs by product and customers.  Areas that are performing below expectations are reviewed to determine actions that we can take to improve performance.   Additionally, marketing uses this information to tailor our promotions to make them more effective and profitable.

We focus on several items in order to measure our performance.  We are working towards obtaining and maintaining positive trends in the following areas:
•	Operating cash flow
•	Gross margin in dollars and % of gross sales
•	Operating income excluding non-cash compensation related to stock-based transactions
•	EBITDA excluding non-cash compensation related to stock-based transactions
•	Volume and margin analysis by individual inventory items
•	Key financial ratios (such as accounts receivable aging and turnover ratios)

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

Based on the age of the receivable, cash collection history and past dilution in the receivables, we make an estimate of our anticipated bad debt, anticipated future authorized deductions due to current period activity and anticipated collections on non-authorized amounts that customers have currently deducted on past invoices.  Based on this analysis, we reserved $658,000 and $1,498,000 for known and anticipated future credits and doubtful accounts at March 31, 2008 and 2007, respectively.  We believe that this estimate is reasonable, but there can be no assurance that our estimate will not change given a change in economic conditions or business conditions within the food industry, our individual customer base or our Company.  Actual bad debt expense averaged 1% or less of gross sales in fiscal 2008 and 2007.

Index

Inventory
Inventories are valued at the lower of cost or market.  Cost is determined using a weighted average method which approximates the first-in, first out method.  We review our inventory valuation each month and write off or reserve for inventory based on known or anticipated obsolete, discontinued and damaged goods.  In addition, we reduce the value of any finished good item to market value when that value is believed to be less than the cost of the item. Based on this analysis, we reserved $38,533 and $0 for known and anticipated future reductions in inventory value at March 31, 2008 and 2007, respectively.  We believe that this estimate is reasonable, but there can be no assurance that our estimate will not change given a change in economic conditions or business conditions within the food industry or our Company.

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

There were no issuances of stock awards during the fiscal year ended March 31, 2008.  Therefore, we did not make any assumptions under the Black-Scholes option-pricing model during this period.  For the fiscal year ended March 31, 2007, we estimated the fair value of each stock-based award using the Black-Scholes option-pricing model with the following assumptions:

Index

Fiscal Year Ended March 31,	2007
Risk-free Interest Rate	4.07% to 4.94%
Volatility	49% to 52%
Weighted-Average Volatility	51%
Expected Term in Months	36 to 120
Dividends	None

Results Of Operations
			2008- 2007	2008- 2007	2008	2007
Fiscal Years Ended March 31,	2008	2007	$ Change	% Change	% of Sales	% of Sales
Net Sales	25,190,600	27,162,110	(1,971,510)	-7.3%	100.0%	100.0%
Cost of Goods Sold	15,676,654	16,224,549	(547,895)	-3.4%	62.2%	59.7%
Gross Margin	9,513,946	10,937,561	(1,423,615)	-13.0%	37.8%	40.3%

Sales
Our gross sales before discounts, returns and allowances for fiscal 2008 and 2007 were $27,001,717 and $29,995,729, respectively. The following chart sets forth the percentage of gross sales derived from our product brands during the fiscal years ended March 31, 2008 and 2007:

Percentage of Gross Sales
Fiscal Years Ended March 31,
Brand	2008	2007
Veggie	66.4%	61.4%
Private Label, Imitation & Other	9.7%	17.1%
Rice	12.4%	10.8%
Veggy	4.3%	4.4%
Wholesome Valley Organic	3.5%	3.0%
Vegan	3.7%	3.3%

Net sales, after discounts, returns and allowances, in fiscal 2008 decreased 7% from net sales fiscal 2007, primarily due to the strategic elimination of marginally profitable and unprofitable private label and imitation products that occurred in the first half of fiscal 2007.  In terms of gross sales dollars, sales of private label and imitation products were down approximately 49% in fiscal 2008 compared to fiscal 2007.  Sales of branded products were down only 2% over the same period.

We anticipate that our annual sales in fiscal 2009 will be lower than sales reported in fiscal 2008 reflecting the lower baseline sales projected after further elimination of lower margin imitation business.

Cost of Goods Sold
Cost of goods sold increased two percentage points to 62% of net sales in fiscal 2008 compared to 60% of net sales in fiscal 2007.  This increase in cost of goods sold as a percentage of net sales is primarily due to increased prices in casein. Casein is a dried skim milk protein that is the principal raw ingredient used in most of our products.  The average price of casein increased more than 96% in the fourth quarter of fiscal 2008 compared to fiscal 2007 due to a current worldwide shortage and a weaker US Dollar in relation to the Euro. The annual average was 33% higher in fiscal 2008 compared to fiscal 2007.

Forecasts from our suppliers indicate these historically high casein prices will remain at least through the beginning of fiscal 2009 and will decline slightly throughout the remainder of fiscal 2009.  This dramatic increase in supply costs is expected to substantially increase our cost of goods sold and correspondingly substantially reduce our gross margins in fiscal 2009.

Index

During fiscal 2008 we implemented several initiatives in an effort to at least partially minimize the negative effect of these casein price increases. These strategies include reducing promotional spending and consumer advertising and increasing customer pricing on certain affected product lines, as well as, proposing reformulations on existing products to reduce the amount of required casein and expanding and accelerating the roll-out of new products which do not require casein.

Gross Margin
Gross margin dollars declined 13% in fiscal 2008 compared fiscal 2007.  Additionally, gross profit declined approximately 2 percentage points from an annual average of 40% in fiscal 2007 to 38% in fiscal 2008.  This decrease in gross margin dollars and profits is primarily due to the rapid increase in the cost of goods sold as stated above, and to a smaller extent additional inventory write-offs for some out of date and obsolete inventory.  We do not believe that we are able to pass this entire cost increase on to our consumers through immediate price increases without causing substantial reductions in our sales volumes.

We anticipate that in fiscal 2009, gross margins on a majority of our products will be lower than those in fiscal 2008 since the cost increases primarily took place in the third and fourth quarter of fiscal 2008.  We further anticipate that gross margins as a percentage of net sales for fiscal 2009 will be approximately four to eight percentage points lower than our fiscal 2008 annual average.   Additionally, we anticipate that our income from operations will continue to be materially and adversely affected by the decline in gross margins.

EBITDA
We utilize certain GAAP measures such as Operating Income and Net Income and certain non-GAAP measures, in order to compute key financial measures that are reviewed by management, lenders and investors in order to effectively review our current on-going operations and analyze trends related to our financial condition and results of operations.  The non-GAAP measures are key factors upon which we prepare and review our budgets and forecasts. In our calculation of key financial non-GAAP measures for adjusted Operating Income, adjusted Net Income and adjusted EBITDA, we exclude items such as non-cash compensation and reserves related to stock-based transactions, certain employment contract expenses and disposal costs.  These adjusted measures are not in accordance with, or an alternative for, generally accepted accounting principles and may be different from non-GAAP measures reported by other companies.

Index

EBITDA, (a non-GAAP measure):
			2008-2007	2008-2007	2008	2007
Fiscal Years Ended March 31,	2008	2007	$ Change	% Change	% of Sales	% of Sales

Net Sales	25,190,600	27,162,110	(1,971,510)	-7.3%	100.0%	100.0%
Cost of Goods Sold	15,676,654	16,224,549	(547,895)	-3.4%	62.2%	59.7%
Gross Margin	9,513,946	10,937,561	(1,423,615)	-13.0%	37.8%	40.3%

Operating Expenses:
Selling	3,492,129	3,719,986	(227,857)	-6.1%	13.9%	13.7%
Delivery	1,023,440	902,979	120,461	13.3%	4.1%	3.3%
General and administrative, including $0 and $108,160 non-cash stock compensation(1)	2,516,590	3,429,261	(912,671)	-26.6%	10.0%	12.6%
Employment contract expense(2)	346,447	-	346,447	100.0%	1.4%	0.0%
Research and development	330,557	224,843	105,714	47.0%	1.3%	0.8%
Reserve on stockholder note receivable(2)	-	1,428,000	(1,428,000)	-100.0%	0.0%	5.3%
Cost of disposal activities(2)	-	295,651	(295,651)	-100.0%	0.0%	1.1%
Loss on disposal of assets	615	44,280	(43,665)	-98.6%	0.0%	0.2%
Total operating expenses	7,709,778	10,045,000	(2,335,222)	-23.2%	30.6%	37.0%
Income from Operations(3)	1,804,168	892,561	911,607	102.1%	7.2%	3.3%

Interest expense, net	(453,313)	(746,063)	292,750	-39.2%	-1.8%	-2.7%

Income before Taxes	1,350,855	146,498	1,204,357	822.1%	5.4%	0.5%

Income Tax Expense	(12,000)	-	(12,000)	100.0%	0.0%	0.0%

NET INCOME	1,338,855	146,498	1,192,357	813.9%	5.3%	0.5%
Plus:
Interest expense, net	453,313	746,063	(292,750)	-39.2%	1.8%	2.7%
Income taxes	12,000	-	12,000	100.0%	0.0%	0.0%
Depreciation and amortization	44,429	141,339	(96,910)	-68.6%	0.2%	0.5%
EBITDA (a non-GAAP measure)	1,848,597	1,033,900	814,697	78.8%	7.3%	3.8%

EBITDA, as a % of Net Sales	7.3%	3.8%

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

(2)
In our calculation of key financial measures, we exclude the employment contract expenses related to Christopher Morini, the reserve on stockholder note receivable and disposal costs because we believe that these items do not reflect expenses related to our current on-going operations.  See below for a detailed description of these items.

(3)	Operating Income has increased due to the non-recurrence of certain non-standard expenses such as the reserve on stockholder note receivable and disposal costs.

Selling
Selling expense is partly a function of sales through variable costs such as brokerage commissions and promotional costs and partly fixed with certain fixed costs for marketing campaigns and employee salaries and benefits.  Selling expense as a percentage of net sales remained the same at approximately 14%.  However, total selling expense declined approximately 6% in fiscal 2008 compared to fiscal 2007 primarily as a result of the lower variable costs.  During fiscal 2008, we increased consumer advertising by over $120,000; specifically magazine advertising in healthy-women publications such as Shape, Women’s Health and Parenting.  At the same time, we decreased employee related costs through the elimination of a high level sales position (see “Employment Contract Expense” below).

We expect that fixed selling expense amounts for advertising and market research in fiscal 2009 will be consistent with fiscal 2008, but fiscal 2009 selling expenses will increase as a percentage of sales compared to fiscal 2008 due to a higher percentage of advertising and promotion costs on the products in our sales mix. Nearly all of our promotional spending is directed toward our branded products and is therefore tied more to our branded sales levels

Index

rather than overall sales.  As we have eliminated low margin private label and imitations sales further in the second half of fiscal 2008, our selling expenses as a percentage of overall sales has increased.

We sell our products through our internal sales force and an independent broker network.

Delivery
Delivery expense is primarily a function of sales as our primary supplier drop-ships products to our customers and charges a fixed, per-pound contractual delivery fee that is subject to adjustment from time to time.  Delivery costs increased from 3% of net sales in fiscal 2007 compared to 4% of net sales in fiscal 2008.   In September 2006, the per pound delivery rate charged by our primary supplier was adjusted upward to reflect current market conditions.  Additionally, in order to improve customer service and reduce order lead times, we began storing and distributing inventory out of two additional distribution centers.  As a result, our delivery costs increased 1% beginning in the third quarter of fiscal 2007. We anticipate delivery expense for fiscal 2009 will remain at approximately 4% of net sales.

General and Administrative
General and administrative expenses decreased approximately $913,000 in fiscal 2008 compared to fiscal 2007.  The main contributors to this decrease were lower legal costs, lower audit and accounting costs, reduced depreciation and occupancy costs and no non-cash stock compensation primarily in the first half of fiscal 2008.  Legal costs were higher in the prior year periods primarily as a result of continued legal fees related to our exploration of strategic alternatives (including the potential sale of our Company that was abandoned in April 2006).  As a result of the outsourcing of our manufacturing process, as well as the restructuring of our outstanding debt in June 2006, many of the time-consuming and complex accounting issues related to our operations were eliminated.  This has resulted in a reduction of our audit and other accounting-related fees.  Occupancy costs, including insurance, maintenance and utilities have decreased from the prior year periods as a result of the move of our corporate headquarters to a smaller facility in October 2006.  Depreciation expense is lower due to less leasehold improvements and equipment in the smaller facility.  Additionally, bad debt expense declined over $88,000 due to improved collection efforts.  We did not issue any stock awards in during fiscal 2008 and therefore, did not incur any non-cash compensation expense related to stock-based transactions compared to $108,160 in fiscal 2007.

Excluding the effects of non-cash compensation related to stock-based transactions, which cannot be predicted, we anticipate that in fiscal 2009 general and administrative expenses will remain consistent with the total expense in fiscal 2008.

Employment Contract Expense
On June 1, 2007, Christopher Morini resigned from his position as Vice President of New Business Development in order to pursue other opportunities.  In accordance with the Separation and General Release Agreement which became effective on June 9, 2007, between our Company and Mr. C. Morini, we accrued $346,447 for wages and payroll taxes and expensed them under Employment Contract Expense-General and Administrative in the Statement of Income in June 2007.  After an initial lump sum payment of approximately $100,087, the remaining obligation is being paid out in nearly equal bi-weekly installments through February 2009.

Research and Development
Research and development expenses increased by approximately $106,000 or 47% in fiscal 2008 compared to fiscal 2007.  This increase is primarily a result of costs associated with existing product reformulations and the development of a new product line for our Wholesome Valley Organic brand.  We reformulated our Rice Shred products to make them more appealing to natural foods consumers.  Additionally, we developed a new hummus product line during fiscal 2008.  In fiscal 2007, nearly all new product development projects, including reformulations to existing products, were postponed until our outsourcing partners understood our existing products.  We anticipate that research and development costs will continue to be higher in fiscal 2009, based on current plans for new product development and existing product reformulations to improve taste and quality and to possibly reduce casein content.

Index

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

Although this expense resulted in a material loss to our operations, it did not have any effect on the balance sheet since the stockholder note receivable was already shown as a reduction to Stockholders’ Deficit.

Cost of Disposal Activities
On December 8, 2005, we completed the sale of substantially all of our manufacturing and production equipment to Schreiber for $8,700,000 in cash pursuant to an Asset Purchase Agreement dated June 30, 2005.   This sale was approved by our stockholders at a Special Meeting held on December 5, 2005.  The $8,700,000 in proceeds was used to pay $1,319,583 for tangible personal property taxes due and $7,374,299 to Beltway Capital Partners LLC for a payoff of our term loan on the sold assets.  The remaining proceeds balance of $6,118 was used to reduce our then asset-based line of credit from Textron Financial Corporation.  In connection with the Asset Purchase Agreement, we also entered into a Supply Agreement with Schreiber on June 30, 2005 pursuant to which, Schreiber became our sole source of supply and distribution for substantially all of our products in November 2005.

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

Index
We report our disposal costs for the period as Costs of Disposal Activities in the Statement of Income.  For the fiscal year ended March 31, 2007, disposal costs were $295,651.  A summary of the twelve months and total disposal costs incurred since inception is as follows:
	Employee Termination Costs	Excess Facilities	Other Exit Costs	Total
Accrued Balance March 31, 2005	$--	$--	$--	$--
Charges	451,002	518,479	677,009	1,646,490
Payments	(425,124)	(168,530)	(572,432)	(1,166,086)
Accrued Balance, March 31, 2006	$25,878	$349,949	$104,577	$480,404
Charges	--	117,472	178,179	295,651
Payments	(25,878)	(467,421)	(282,756)	(776,055)
Accrued Balance, March 31, 2007	$--	$--	$--	$--
Total costs incurred from inception through March 31, 2008	$451,002	$635,951	$855,188	$1,942,141

We do not anticipate any additional disposal costs related to these activities, but if they do occur, we will expense them as incurred.

From April 15, 2006 through November 12, 2006, we received approximately $89,064 in rental income under a sublease agreement for a portion of its unused manufacturing facility and parking area.  This rental income offset our lease payment obligations recorded in Cost of Disposal Activities during the fiscal year ended March 31, 2007.

Effective July 31, 2006, we entered into a lease termination agreement with our landlord, CLP Industrial Properties, regarding its unused distribution facilities whereby the landlord released our Company from $1,068,869 in future lease payment obligations from August 1, 2006 through July 31, 2009 under the terms of its operating lease, in exchange for a termination fee of $228,859.

Interest Expense
Interest expense decreased by approximately $293,000 or 36% in fiscal 2008 compared to fiscal 2007. The decrease in interest expense is a result of lower overall borrowing levels and lower interest rates (including the effects of discount amortization) after refinancing all of our outstanding debt in June 2006.  We experienced a decrease in interest expense related to our debt facilities of approximately $64,000 due to lower average outstanding principal balances. Amortization of loan costs decreased by approximately $100,000 due to lower loan fees charged by our new lenders.  Additionally, pursuant to several Note and Warrant Purchase Agreements entered into in fiscal 2006 and fiscal 2007, we issued warrants to purchase up to 800,000 shares of our common stock. We recorded the initial fair value of the warrants of $18,000 and $444,731 in fiscal 2007 and fiscal 2006, respectively, as a discount to debt.  Amortization of this non-cash debt discount decreased by approximately $129,000 in fiscal 2008 compared to fiscal 2007.

We anticipate that our interest expense will decrease due to lower debt balances and interest rates in fiscal 2009.  Our current loan facility with Commercial Finance Division accrues interest based on a variable prime plus rate.  Prime rate is currently at 5.0% and it is uncertain if this will change during fiscal 2009.  Any changes in the prime rate would affect our interest expense in fiscal 2009.

Liquidity And Capital Resources

Future Capital Needs
We received a report from our independent accountants relating to our audited financial statements as of March 31, 2008 containing a paragraph stating that because we may be required to pay the Convertible Note and accrued interest thereon in full by October 19, 2008 which may leave us with insufficient cash funds to continue operations, there is substantial doubt as to our ability to continue as a going concern.  Our ability to continue as a going concern depends upon the outcome of our discussions with Mr. Deluca regarding options to extend the maturity date, refinance and/or convert all or a portion of the Convertible Note and accrued interest thereon or successfully obtaining sufficient cash resources to pay $3,451,478 on October 19, 2008 and obtaining positive cash flow from operations to sustain normal business operations.

Index

Our current business plan continues to eliminate low margin private label and Galaxy imitation business from our sales mix, which results in budgeted sales slightly lower in fiscal 2009 than in fiscal 2008.  Additionally, the cost of goods sold is increasing due to higher ingredient costs, particularly casein, which will reduce the gross margins on a majority of our products.  During fiscal 2008, we implemented several initiatives in an effort to at least partially minimize the negative effect of these casein price increases. These strategies include reducing promotional spending and consumer advertising and increasing customer pricing on certain affected product lines, as well as, proposing reformulations on existing products to reduce the amount of required casein and expanding and accelerating the roll-out of new products which do not require casein.  We plan to continue these initiatives throughout fiscal 2009.  With the further elimination of low margin items and the reduction of promotional spending, we anticipate continued positive cash flows from operations, but it may be lower than in recent fiscal years.  With our current cash balances and the ability to borrow additional funds on our Commercial Finance Agreement, we believe that we currently have the ability to repay the Convertible Note and the accrued interest thereon by October 19, 2008.  However, the payment of the entire balance of $3,451,478 would likely seriously and adversely impact our liquidity and put a cash strain on the Company without additional financing.

Management is currently in discussions with Mr. DeLuca regarding options to extend the maturity date, refinance and/or convert all or a portion of the Convertible Note and accrued interest thereon into equity at a lower conversion price on or before its maturity on October 19, 2008. There can be no assurance that we will be successful in our business plan, our negotiations with Mr. DeLuca and other parties or that the terms of any such refinancing or conversions will not result in the issuance, or potential issuance, of a significant amount of equity securities that will cause substantial dilution to our stockholders. If we are not successful in our business plan, refinancing the Convertible Note or in otherwise entering into a financing, sale, or other business transaction that infuses sufficient cash resources into our Company in the near future, any collection actions by Mr. DeLuca or other parties could have a material adverse affect on the liquidity and financial condition of our Company and on our ability to secure additional financing and we may not be able to continue as a going concern.

Operating Activities and Investing Activities
			2008-2007
12-Months Ended March 31,	2008	2007	$ Change
Cash from (used in) operating activities	1,591,358	1,925,129	(333,771)
Cash from (used in) investing activities	(20,534)	87,431	(107,965)
Cash used in financing activities	(556,886)	(1,568,953)	1,012,067
Net increase (decrease) in cash	1,013,938	443,607	570,331

We completed the sale of substantially all of our manufacturing and production equipment and fully implemented the outsourcing of our production to Schreiber in December 2005.  Without the cash-flow burden of carrying inventory and higher operating expenses due to excess plant capacity, we are experiencing improved cash flows from operations from the higher margins and faster collections on accounts receivable. We used the improved cash flows from operations to further reduce our debt balances during fiscal 2008 and fiscal 2007.

In fiscal 2008, cash used in investing activities related to our purchase of office equipment.   Cash provided from investing activities in fiscal 2007 came primarily from the sales of fixed assets and the refund of various security deposits related to the termination of our lease at our prior operating facility in November 2006.   We do not anticipate any large capital expenditures or deposits during fiscal 2009.

Index
Financing Activities
12-Months Ended March 31,	2008	2007
Net payments on secured borrowings	(556,886)	(1,362,116)
Issuances of debt	-	1,200,000
Payments of debt and capital leases	-	(1,406,837)
Cash used in financing activities	(556,886)	(1,568,953)

We used the excess cash from operations to reduce our credit facility with Commercial Finance Financial Services Corporation in fiscal 2008 and fiscal 2007.  Additionally, during fiscal 2007, we issued a new unsecured convertible note for $2,685,104 to repay or refinance $2.4 million in short-term unsecured notes that matured on June 15, 2006 and a $285,104 registration rights penalty that was due.

Debt Financing
Secured Borrowings
On June 23, 2006, we entered into a Receivables Purchase Agreement with Commercial Finance Division, formerly known as Systran Financial Services Corporation, a subsidiary of Textron Financial Corporation (“Commercial Finance”), whereby Commercial Finance provides financing to our Company through advances against certain trade receivable invoices due to our Company (the “Commercial Finance Agreement”).  The Commercial Finance Agreement is secured by our accounts receivable and all other assets.  Generally, subject to a maximum principal amount of $3,500,000 which can be borrowed under the Commercial Finance Agreement, the amount available for borrowing is equal to 85% of our eligible accounts receivable invoices less a dilution reserve and any required fixed dollar reserves.  The dilution and fixed dollar reserves are currently set at 7% and $100,000, respectively.  Advances under the Commercial Finance Agreement bear interest at a variable rate equal to the prime rate plus 1.5% per annum (6.75% on March 31, 2008).  However, the Commercial Finance Agreement requires a $4,500 minimum monthly interest charge to be assessed.   We are also obligated to pay a $1,500 monthly service fee.  A default in our obligations to Mr. DeLuca under the Convertible Note would trigger a cross default under our Commercial Finance Agreement.

The initial term of the Commercial Finance Agreement ends on June 23, 2009 and may renew automatically for consecutive twelve-month terms unless terminated sooner.  The Commercial Finance Agreement may be accelerated in the event of certain defaults by our Company including among other things, a default in our payment and/or performance of any obligation to Commercial Finance or any other financial institution, creditor, or bank; and any change in the conditions, financial or otherwise, of our Company which reasonably causes Commercial Finance to deem itself insecure.  In such an event, interest on our borrowings would accrue at the greater of twelve percent per annum or the variable rate of prime plus 1.5% and we would be liable for an early termination premium ranging from 1% to 3%, depending upon the timing of such termination, of the maximum principal amount available under the Commercial Finance Agreement.  Although we had approximately $1.9 million available to draw pursuant to this Commercial Finance Agreement as of March 31, 2008, there were no amounts advanced, because we did not need additional cash on such date.  The net amount of cash used to reduce the Commercial Finance Agreement during fiscal 2008 and fiscal 2007 was $556,886 and $1,362,116, respectively.

Prior to the Commercial Finance Agreement, we had a revolving credit facility with a maximum principal amount of $3,000,000 pursuant to the terms and conditions of a Loan and Security Agreement between Textron Financial Corporation and our Company dated May 27, 2003 and subsequent amendments (the “Textron Loan Agreement”).  The Textron Loan was secured by our inventory, accounts receivable and all other assets.  Advances under the Textron Loan bore interest at a variable rate, adjusted on the first (1st) day of each month, equal to the prime rate plus 1.75% per annum calculated on the average cash borrowings for the preceding month.

On May 26, 2006, we executed a Sixth Amendment to the Textron Loan Agreement.  The Sixth Amendment provided for an extension of the Textron Loan from May 26, 2006 until June 27, 2006 and reduced the maximum principal amount which could be borrowed under the Textron Loan to from $7,500,000 to $3,000,000.  In exchange for the amendment and extension, we paid a fee of $10,000.

Index

We paid in full the Textron Loan and terminated our obligations under the Textron Loan Agreement on June 23, 2006 with proceeds we received upon entering the Commercial Finance Agreement described above.

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

Pursuant to a Note Modification Agreement dated March 14, 2007, Mr. DeLuca agreed to extend the maturity date of the Convertible Note from October 19, 2007 to October 19, 2008.  All other terms of the Convertible Note remain the same.

Pursuant to the Note Purchase Agreement dated July 19, 2006 and the Note Modification Agreement dated March 14, 2007, our Convertible Note together with any accrued and unpaid interest thereon, is convertible at any time prior to payment into shares of our common stock at a conversion price of $0.35 per share. As a result of the convertible features of the Convertible Note, Mr. DeLuca’s ownership in our Company may increase from approximately 23% to

Index

nearly 52% by October 2008.  The calculation of ownership assumes, among other things, that Mr. DeLuca converts the entire amount of principal and all accrued interest on the Convertible Note through October 19, 2008 into an aggregate of 9,861,364 shares and exercises all of his currently outstanding warrants into 500,000 shares of our common stock.  The closing price of our common stock on June 26, 2008 as quoted on the OTC Bulletin Board was $0.19 per share. Unless the market price of our common stock increases between now and October 19, 2008, it is unlikely that Mr. DeLuca would choose to convert the Convertible Note and accrued interest thereon at his conversion price of $0.35 per share.  If Mr. DeLuca does not choose to convert this Convertible Note into stock and does not extend the maturity date of the Convertible Note, then we will be required to pay principal plus accrued interest thereon in the amount of $3,451,478 on October 19, 2008.

We amortized $7,960 and $137,019 of debt discount to interest expense in the fiscal years ended March 31, 2008 and 2007.  Additionally, we recorded interest expense related to the above related party notes of $341,232 and $321,245 in the fiscal years ended March 31, 2008 and 2007, respectively. As of March 31, 2007, the outstanding principal balance on the Convertible Note is $2,685,104.

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Recent Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States. Any effect of applying the provisions of these Statements shall be reported as a change in accounting principle in accordance with SFAS No. 154, “Accounting Changes and Error Corrections and Error Corrections.”  We are currently evaluating the impact of SFAS 162, but do not expect the adoption of this pronouncement will have an impact on our results of operations, financial position and cash flows.

In April 2008, the FASB issued FASB Staff Position (“FSP”) FAS 142-3, Determination of the Useful Life of Intangible Assets. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R and other GAAP. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. We are in the process of determining the impact of adopting this new accounting position on our results of operations and financial position.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an Amendment of FASB Statement 133” (“SFAS 161”). SFAS 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”; and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. We are currently evaluating the impact of SFAS 161, but do not expect the adoption of this pronouncement will have a material impact on our results of operations, financial position and cash flows.

Index

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51,” (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, SFAS 160 requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements that is presented separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, SFAS 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. We are currently evaluating the impact of SFAS 160 on our results of operations, financial position and cash flows.

In December 2007, (“FASB”) issued SFAS No. 141 (revised), “Business Combinations,” (“SFAS 141(R)”). SFAS 141(R) changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. We are currently evaluating the impact of the pending adoption of SFAS 141(R) on our results of operations and financial condition.

In June 2007, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (“EITF 06-11”). EITF 06-11 states that an entity should recognize a realized tax benefit associated with dividends on non-vested equity shares, non-vested equity share units and outstanding equity share options charged to retained earnings as an increase in additional paid in capital. The amount recognized in additional paid in capital should be included in the pool of excess tax benefits available to absorb potential future tax deficiencies on share-based payment awards. EITF 06-11 should be applied prospectively to income tax benefits of dividends on equity-classified share-based payment awards that are declared in fiscal years beginning after December 15, 2007. The adoption of EITF Issue No. 06-11 is not expected to have a significant impact on our financial statements.

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

Index

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

Index

ITEM 8.  FINANCIAL STATEMENTS

Report of Registered Public Accounting Firm

To the Board of Directors and Stockholders
Galaxy Nutritional Foods, Inc.
Orlando, Florida

We have audited the accompanying balance sheets of Galaxy Nutritional Foods, Inc. as of March 31, 2008 and 2007 and the related statements of income, stockholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Galaxy Nutritional Foods, Inc. as of March 31, 2008 and 2007 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company may be required to pay its Convertible Note and accrued interest thereon in the amount of $3,541,478 on October 19, 2008 which may leave it with insufficient cash funds to continue operations and, therefore, raises substantial doubt as to the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Cross, Fernandez & Riley, LLP

Orlando, Florida
June 30, 2008

Index

GALAXY NUTRITIONAL FOODS, INC.
Balance Sheets
		MARCH 31,	MARCH 31,
	Notes	2008	2007

ASSETS	5
CURRENT ASSETS:
Cash		$1,893,425	$879,487
Trade receivables, net of allowance of $658,000 and $1,498,000	2	2,516,496	2,652,845
Inventories, net of reserve of $38,533 and $0	3	116,902	377,432
Prepaid expenses and other		95,906	261,693

Total current assets		4,622,729	4,171,457

PROPERTY AND EQUIPMENT, NET	4	65,671	90,181
OTHER ASSETS		68,463	102,980

TOTAL		$4,756,863	$4,364,618

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Secured borrowings	5	$--	$556,886
Accounts payable		1,393,810	1,718,088
Accrued and other current liabilities	6	1,028,049	823,258
Related party note payable	1,5	2,685,104	--
Current portion of accrued employment contracts	7	282,599	366,305

Total current liabilities		5,389,562	3,464,537

ACCRUED EMPLOYMENT CONTRACTS, less current portion	7	--	194,491
RELATED PARTY NOTE PAYABLE	1,5	--	2,677,144

Total liabilities		5,389,562	6,336,172

COMMITMENTS AND CONTINGENCIES	7	--	--

STOCKHOLDERS’ DEFICIT:	8
Common stock, $.01 par value; authorized 85,000,000 shares; 17,110,016 shares issued		171,100	171,100
Additional paid-in capital		70,167,149	70,167,149
Accumulated deficit		(70,970,948)	(72,309,803)

Total stockholders’ deficit		(632,699)	(1,971,554)

TOTAL		$4,756,863	$4,364,618

See accompanying notes to financial statements

Index

GALAXY NUTRITIONAL FOODS, INC.
Statements of Income

Fiscal Years Ended March 31,	Notes	2008	2007

Net Sales		$25,190,600	$27,162,110
Cost of Goods Sold		15,676,654	16,224,549
GROSS MARGIN		9,513,946	10,937,561

OPERATING EXPENSES:
Selling		3,492,129	3,719,986
Delivery		1,023,440	902,979
General and administrative, including $0 and $108,160 non-cash compensation related to stock-based transactions	8	2,516,590	3,429,261
Employment contract expense-general and administrative	7	346,447	--
Research and development		330,557	224,843
Reserve on stockholder note receivable	13	--	1,428,000
Cost of disposal activities	9	--	295,651
Loss on disposal of assets		615	44,280
Total operating expenses		7,709,778	10,045,000

INCOME FROM OPERATIONS		1,804,168	892,561

INTEREST EXPENSE		(453,313)	(746,063)

INCOME BEFORE TAXES		1,350,855	146,498

INCOME TAX EXPENSE	10	(12,000)	--

NET INCOME		$1,338,855	$146,498

BASIC NET INCOME PER COMMON SHARE	11	$0.08	$0.01
DILUTED NET INCOME PER COMMON SHARE	11	$0.07	$0.01

See accompanying notes to financial statements

Index

GALAXY NUTRITIONAL FOODS, INC.
STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Common Stock				Notes
	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Receivable for Common Stock	Treasury Stock	Total
Balance at March 31, 2006	20,054,623	$200,546	$71,345,556	$(72,456,301)	$(2,652,000)	$(120,461)	$(3,682,660)

Fair value of stock-based transactions	--	--	126,160	--	--	--	126,160
Reserve on stockholder note receivable	--	--	--	--	1,428,000	--	1,428,000
Refund of costs associated with issuance of common stock	--	--	10,448	--	--	--	10,448
Rounding shares	122	1	(1)	--	--	--	--
Value of returned shares transferred to treasury stock	--	--	--	--	1,224,000	(1,224,000)	--
Cancellation of treasury stock	(2,944,729)	(29,447)	(1,315,014)	--	--	1,344,461	--
Net income	--	--	--	146,498	--	--	146,498
Balance at March 31, 2007	17,110,016	$171,100	$70,167,149	$(72,309,803)	$--	$--	$(1,971,554)

Net income	--	--	--	1,338,855	--	--	1,338,855

Balance at March 31, 2008	17,110,016	$171,100	$70,167,149	$(70,970,948)	$--	$--	$(632,699)

See accompanying notes to financial statements

Index

GALAXY NUTRITIONAL FOODS, INC.
Statements of Cash Flows

Fiscal Years Ended March 31,	Notes	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:	12
Net Income		$1,338,855	$146,498
Adjustments to reconcile net income to net cash from (used in) operating activities:
Depreciation and amortization		44,429	141,339
Amortization of debt discount and financing costs		42,477	271,046
Provision for future credits and doubtful accounts on trade receivables	2	(836,500)	(179,971)
Inventory reserve		38,533	--
Provision for loss on stockholder note receivable	13	--	1,428,000
Non-cash compensation related to stock-based transactions	8	--	108,160
Loss on disposal of assets		615	44,280
(Increase) decrease in:
Trade receivables		972,849	1,545,932
Inventories		221,997	(103,904)
Prepaid expenses and other		165,787	(190,976)
Increase (decrease) in:
Accounts payable		(324,278)	(937,427)
Accrued and other liabilities		(73,406)	(347,848)

NET CASH FROM OPERATING ACTIVITIES		1,591,358	1,925,129

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment		(20,534)	(27,868)
Proceeds from sale of equipment		--	45,455
Increase in other assets		--	69,844

NET CASH FROM (USED IN) INVESTING ACTIVITIES		(20,534)	87,431

CASH FLOWS FROM FINANCING ACTIVITIES:
Net payments on secured borrowings		(556,886)	(1,362,116)
Borrowings on notes payable		--	1,200,000
Repayments on notes payable		--	(1,200,000)
Financing costs for long term debt		--	(144,011)
Principal payments on capital lease obligations		--	(62,826)

NET CASH USED IN FINANCING ACTIVITIES		(556,886)	(1,568,953)

NET INCREASE IN CASH		1,013,938	443,607

CASH, BEGINNING OF YEAR		879,487	435,880

CASH, END OF YEAR		$1,893,425	$879,487

See accompanying notes to financial statements.

Index
GALAXY NUTRITIONAL FOODS, INC.
NOTES TO FINANCIAL STATEMENTS

(1)	Summary of Significant Accounting Policies
Nature of Business and Going Concern
Galaxy Nutritional Foods, Inc. (the “Company”) develops and globally markets plant based cheese alternatives, organic dairy and other organic and natural food products to grocery and natural foods retailers, mass merchandisers and food service accounts. Galaxy Nutritional Foods Veggie®, the leading brand in the grocery cheese alternative category and the Company’s top selling product group, is primarily merchandised in the produce section and provides calcium and protein without cholesterol, saturated fat or trans-fat. Other popular brands include: Galaxy Nutritional Foods Rice®, Veggy®, Vegan®, Rice Vegan®, and Wholesome Valley Organic®. Galaxy Nutritional Foods, Inc. is dedicated to developing nutritious and delicious food products made with high quality natural ingredients that exceed the expectations of today’s health conscious consumers. The Company is also committed to reducing its environmental impact as part of its Eat Green for Body & Earth™ program that offsets carbon emissions associated with product shipping and emphasizes the use of organic ingredients. The Company headquarters are located in Orlando, Florida, and its common stock is quoted on the OTC Bulletin Board under the symbol “GXYF.”

During fiscal 2006, the Company transitioned its manufacturing and distribution operations to an outside supplier.  In November 2005, Schreiber Foods, Inc., a Wisconsin corporation (“Schreiber”), began manufacturing and distributing substantially all of the Company’s products in accordance with a Supply Agreement that was signed on June 30, 2005 (See Note 7).  Schreiber uses the Company’s formulas and processes to manufacture products for the Company’s customers.  The prices for such products are based on cost plus a processing fee as determined by the parties from time to time.  Additionally, in December 2005, the Company sold substantially all of its manufacturing and production equipment to Schreiber for $8,700,000 in cash pursuant to an Asset Purchase Agreement dated June 30, 2005.

The Company’s ability to continue as a going concern depends upon successfully obtaining sufficient cash resources to refinance or pay $3,451,478 on October 19, 2008 (See Note 5) and obtaining positive cash flow from operations to sustain normal business operations.  The accompanying financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business.  The financial statements do not include any adjustments that might result if the Company was forced to discontinue its operations.

The Company’s current business plan continues to eliminate low margin private label and Galaxy imitation business from its sales mix, which results in budgeted sales slightly lower in fiscal 2009 than in fiscal 2008.  Additionally, the cost of goods sold is increasing due to higher ingredient costs, particularly casein, which will reduce the gross margins on a majority of the Company’s products.  During fiscal 2008, management implemented several initiatives in an effort to at least partially minimize the negative effect of these casein price increases. These strategies include reducing promotional spending and consumer advertising and increasing customer pricing on certain affected product lines, as well as, proposing reformulations on existing products to reduce the amount of required casein and expanding and accelerating the roll-out of new products which do not require casein.  The Company plans to continue these initiatives throughout fiscal 2009.  With the further elimination of low margin items and the reduction of promotional spending, the Company anticipates continued positive cash flows from operations, but it may be lower than in recent fiscal years. With its current cash balances and the ability to borrow additional funds on its Commercial Finance Agreement, the Company believes that it currently has the ability to repay the Convertible Note and the accrued interest thereon by October 19, 2008.  However, the payment of the entire balance of $3,451,478 would likely seriously and adversely impact its liquidity and put a cash strain on the Company without additional financing.  Management is currently in discussions with Mr. DeLuca regarding options to extend the maturity date, refinance and/or convert all or a portion of the Convertible Note and accrued interest thereon into equity at a lower conversion price on or before its maturity on October 19, 2008.  There can be no assurance that the Company will be successful in its business plan, its negotiations with Mr. DeLuca and other parties or that the terms of any such refinancing or conversions will not result in the issuance, or potential issuance, of a significant amount of equity securities that will cause substantial dilution to our stockholders. If the Company is not successful in refinancing the Convertible Note or in otherwise entering into a financing, sale, or other business transaction that infuses sufficient cash resources into the Company in the near future, any collection actions by Mr. DeLuca or other parties could have a material adverse affect on the liquidity and financial condition

Index
of the Company and on its ability to secure additional financing, and the Company may not be able to continue as a going concern.

Cash
The Company considers all highly liquid investments with a maturity of three months or less at the date of the purchase to be cash equivalents.  Periodically, the Company maintains cash in financial institutions in excess of amounts insured by the federal government.  The Company has not experienced any losses on such accounts.

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

Marketing and Advertising
The Company expenses the production costs of advertising the first time the advertising takes place and expenses direct response advertising costs in the period incurred.  Advertising expense was approximately $452,000 and $325,000 during the fiscal years ended March 31, 2008 and 2007, respectively.

Shipping and Handling Costs
The Company accounts for certain shipping and handling costs related to the acquisition of goods from its vendors as Cost of Goods Sold.  However, shipping and handling costs related to the shipment of goods to customers is classified as Delivery expense.

Disposal Costs
The Company recorded accruals in connection with the asset sale and outsourcing of its manufacturing operations in fiscal 2006. The initial accruals included estimates pertaining to employee termination costs and abandonment of excess equipment and facilities and other potential costs. Given the significance and complexity of these activities, and the timing of the execution of such activities, the accrual process involved periodic reassessments of estimates made at the time the original decisions were made, including evaluating estimated employment terms, contract cancellation charges and real estate market conditions for sub-lease rents.  Currently, there are no further

Index
costs that require estimates and any future disposal costs will be recorded as incurred in accordance with SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities.”

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

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period, which approximates the requisite service period. Stock-based compensation expense recognized in the Company's Statements of Income for the periods presented includes compensation expense for share-based payment awards granted prior to, but not yet vested as of March 31, 2006 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to March 31, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.  As stock-based compensation expense recognized in the Statement of Income is based on awards ultimately expected to vest and to be exercised, it will be reduced for estimated forfeitures. There were no forfeiture rates applied to the stock-based compensation expense for the fiscal years ended March 31, 2008 and 2007 as all options were fully vested and were able to be exercised.

There were no issuances of stock awards during the fiscal year ended March 31, 2008.  Therefore, the Company did not make any assumptions under the Black-Scholes option-pricing model during this period.  For the fiscal year ended March 31, 2007, the Company estimated the fair value of each stock-based award using the Black-Scholes option-pricing model with the following assumptions:

Fiscal Year Ended March 31,	2007
Risk-free Interest Rate	4.07% to 4.94%
Volatility	49% to 52%
Weighted-Average Volatility	51%
Expected Term in Months	36 to 120
Dividends	None

Net Income per Common Share
Basic net income per common share is computed by dividing net income by the weighted average shares outstanding.  Diluted net income per common share is computed on the basis of weighted average shares

Index

outstanding plus potential common shares which would arise from the exercise of stock options and warrants using the treasury stock method and conversion of convertible debt using the if-converted method.

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

Recent Accounting Pronouncements
In May 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States. Any effect of applying the provisions of these Statements shall be reported as a change in accounting principle in accordance with SFAS No. 154, “Accounting Changes and Error Corrections and Error Corrections.”  The Company is currently evaluating the impact of SFAS 162, but does not expect the adoption of this pronouncement will have an impact on its results of operations, financial position and cash flows.

In April 2008, the FASB issued FASB Staff Position (“FSP”) FAS 142-3, Determination of the Useful Life of Intangible Assets. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R and other GAAP. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company is in the process of determining the impact of adopting this new accounting position on its results of operations and financial position.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an Amendment of FASB Statement 133” (“SFAS 161”). SFAS 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”; and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact of SFAS 161, but does not expect the adoption of this pronouncement will have a material impact on its results of operations, financial position and cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51,” (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, SFAS 160 requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements that is presented separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, SFAS 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after

Index

December 15, 2008. Earlier adoption is prohibited. The Company is currently evaluating the impact of SFAS 160 on its results of operations, financial position and cash flows.

In December 2007, (“FASB”) issued SFAS No. 141 (revised), “Business Combinations,” (“SFAS 141(R)”). SFAS 141(R) changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The Company is currently evaluating the impact of the pending adoption of SFAS 141(R) on its results of operations and financial condition.

In June 2007, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (“EITF 06-11”). EITF 06-11 states that an entity should recognize a realized tax benefit associated with dividends on non-vested equity shares, non-vested equity share units and outstanding equity share options charged to retained earnings as an increase in additional paid in capital. The amount recognized in additional paid in capital should be included in the pool of excess tax benefits available to absorb potential future tax deficiencies on share-based payment awards. EITF 06-11 should be applied prospectively to income tax benefits of dividends on equity-classified share-based payment awards that are declared in fiscal years beginning after December 15, 2007. The adoption of EITF Issue No. 06-11 is not expected to have a significant impact on the Company’s financial statements.

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

Income Taxes and Recently Adopted Accounting Pronouncement
The Company adopted the provisions of FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109,” (“FIN 48”), on April 1, 2007.  FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The Company has not recognized a liability as a result of the implementation of FIN 48.  A reconciliation of the beginning and ending amount of unrecognized tax benefits has not been provided since there is no unrecognized benefit as of and since the date of adoption.  The Company has not recognized interest expense or penalties as a result of the implementation of FIN 48.  If there were an unrecognized tax benefit, the Company would recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  The Company files income tax returns in the U.S. federal jurisdiction and in various states.

Deferred income taxes are recognized for the tax consequences of temporary differences between the financial reporting bases and the tax bases of the Company’s assets and liabilities in accordance with SFAS No. 109,

Index

“Accounting for Income Taxes.” Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

Financial Instruments
SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” requires disclosure of fair value information about financial instruments.  Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2008.

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

(2)	Allowance for Trade Receivables
	Balance at Beginning of Year	Charged to Costs and Expenses	Write-Offs, Retirements and Collections	Balance at End of Year
Fiscal Year Ended March 31, 2007:
Allowance for trade receivables	$1,769,000	$2,220,251	$(2,491,251)	$1,498,000

Fiscal Year Ended March 31, 2008:
Allowance for trade receivables	$1,498,000	$1,580,771	$(2,420,771)	$658,000

In addition to reserving for potential uncollectible accounts, the Company uses its allowance for trade receivables account to estimate future credits that will be issued to customers for items such as rebates, sales promotions, coupons, slotting fees and spoils that relate to current period sales.  For the fiscal years ended March 31, 2008, and 2007, the Company recorded an expense of $3,500 and $91,029, respectively related to bad debt.  For those years, the bad debt expense was approximately 0% and 0.3% of net sales, respectively.

(3)           Inventories
Inventories are summarized as follows:
	March 31, 2008	March 31, 2007
Raw materials	$32,994	$161,720
Finished goods	122,441	215,712
	155,435	377,432
Less inventory reserve	(38,533)	--

Inventory, net	$116,902	$377,432

Index

(4)           Property and Equipment
Property and equipment are summarized as follows:
	Useful Lives	March 31, 2008	March 31, 2007
Leasehold improvements	2 years	$16,860	$16,860
Machinery and equipment	3-7 years	372,195	411,290
		389,055	428,150
Less accumulated depreciation and amortization		(323,384)	(337,969)

Property and equipment, net		$65,671	$90,181

(5)           Line of Credit and Notes Payable
Line of Credit
On June 23, 2006, the Company entered into a Receivables Purchase Agreement with Commercial Finance Division, formerly known as Systran Financial Services Corporation, a subsidiary of Textron Financial Corporation (“Commercial Finance”), whereby Commercial Finance provides financing to the Company through advances against certain trade receivable invoices due to the Company (the “Commercial Finance Agreement”).  The Commercial Finance Agreement is secured by the Company’s accounts receivable and all other assets.  Generally, subject to a maximum principal amount of $3,500,000 which can be borrowed under the Commercial Finance Agreement, the amount available for borrowing is equal to 85% of the Company’s eligible accounts receivable invoices less a dilution reserve and any required fixed dollar reserves.  The dilution and fixed dollar reserves are currently set at 7% and $100,000, respectively.  Advances under the Commercial Finance Agreement bear interest at a variable rate equal to the prime rate plus 1.5% per annum (6.75% on March 31, 2008).  However, the Commercial Finance Agreement requires a $4,500 minimum monthly interest charge to be assessed.   The Company is also obligated to pay a $1,500 monthly service fee.

The initial term of the Commercial Finance Agreement ends on June 23, 2009 and may renew automatically for consecutive twelve-month terms unless terminated sooner.  The Commercial Finance Agreement may be accelerated in the event of certain defaults by the Company including among other things, a default in the Company’s payment and/or performance of any obligation to Commercial Finance or any other financial institution, creditor, or bank; and any change in the conditions, financial or otherwise, of the Company which reasonably causes Commercial Finance to deem itself insecure.  In such an event, interest on the Company’s borrowings would accrue at the greater of twelve percent per annum or the variable rate of prime plus 1.5% and the Company would be liable for an early termination premium ranging from 1% to 3%, depending upon the timing of such termination, of the maximum principal amount available under the Commercial Finance Agreement.  Although the Company had approximately $1.9 million available to draw pursuant to this Commercial Finance Agreement as of March 31, 2008, there were no amounts advanced, because the Company did not need additional cash on such date.

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

Index

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

Pursuant to a Note Modification Agreement dated March 14, 2007, Mr. DeLuca agreed to extend the maturity date of the Convertible Note from October 19, 2007 to October 19, 2008.

Pursuant to the Note Purchase Agreement dated July 19, 2006 and the Note Modification Agreement dated March 14, 2007, the Company’s Convertible Note together with any accrued and unpaid interest thereon, is convertible at any time prior to payment into shares of the Company’s common stock at a conversion price of $0.35 per share. As a result of the convertible features of the Convertible Note, Mr. DeLuca’s ownership in the Company may increase from approximately 23% to nearly 52% by October 2008.  The calculation of ownership assumes, among other things, that Mr. DeLuca converts the entire amount of principal and all accrued interest on the Convertible Note through October 19, 2008 into an aggregate of 9,861,364 shares and exercises all of his currently outstanding warrants into 500,000 shares of the Company’s common stock.  The closing price of the Company’s common stock on March 31, 2008 as quoted on the OTC Bulletin Board was $0.17 per share. Unless the market price of the Company’s common stock increases between now and October 19, 2008, it is unlikely that Mr. DeLuca would choose to convert the Convertible Note and accrued interest thereon at his conversion price of $0.35 per share.  If Mr. DeLuca does not choose to convert this Convertible Note into stock and does not extend the maturity date of the Convertible Note, then the Company will be required to pay principal plus accrued interest thereon in the amount of $3,451,478 on October 19, 2008.

With its current cash balances and the ability to borrow additional funds on its Commercial Finance Agreement, the Company believes it currently has the ability to repay the Convertible Note and the accrued interest thereon by October 19, 2008.  However, the payment of the entire balance of $3,451,478 would likely seriously and adversely impact its liquidity and put a cash strain on the Company without additional financing.  Management is currently in discussions with Mr. DeLuca regarding options to extend the maturity date, refinance and/or convert all or a portion of the Convertible Note and accrued interest thereon into equity at a lower conversion price on or before its maturity on October 19, 2008.  There can be no assurance that the Company will be successful in its business plan, its negotiations with Mr. DeLuca and other parties or that the terms of any such refinancing or conversions will not result in the issuance, or potential issuance, of a significant amount of equity securities that will cause substantial

Index

dilution to our stockholders. If the Company is not successful in refinancing the Convertible Note or in otherwise entering into a financing, sale, or other business transaction that infuses sufficient cash resources into the Company in the near future, any collection actions by Mr. DeLuca or other parties could have a material adverse affect on the liquidity and financial condition of the Company and on its ability to secure additional financing, and the Company may not be able to continue as a going concern.

The Company recorded interest expense related to the above related party notes of $341,232 and $321,245 in the fiscal years ended March 31, 2008 and 2007, respectively. Additionally, the Company amortized $7,960 and $137,019 of debt discount to interest expense in the fiscal years ended March 31, 2008 and 2007.  As of March 31, 2008, the outstanding principal balance on the Convertible Note is $2,685,104.

(6)           Accrued and Other Current Liabilities
Accrued and other current liabilities are summarized as follows:
	March 31, 2008	March 31, 2007
Accrued wages and bonuses	$432,362	$456,468
Accrued interest	578,043	236,811
Accrued income tax	12,000	--
Other	5,644	129,979
Total	$1,028,049	$823,258

(7)           Commitments and Contingencies
Supply Agreement
In November 2005, Schreiber began manufacturing and distributing substantially all of the Company’s products in accordance with a Supply Agreement that was signed on June 30, 2005.  Schreiber uses the Company’s formulas and processes to manufacture products for the Company’s customers.  The prices for such products are based on cost plus a processing fee as determined by the parties from time to time.  On March 17, 2008, the Company entered into a Second Amendment to the Supply Agreement that changed the following terms of the initial agreement:
•
The Initial Term of the Supply Agreement was changed to a period of fifteen years from June 30, 2005 to June 30, 2020 rather than a five year agreement with two, renewable five year periods.  There is no longer a $1,500,000 or $750,000 termination fee for non-renewal during the first or second five-year period, respectively.

•
Schreiber may terminate this Supply Agreement prior to the end of the Initial Term, without penalty, upon provision of written notice to the Company issued at least six (6) months prior to such proposed termination date.  In such an event, the Company will use its commercially reasonable efforts to transition production of its products to a new supplier.  In the event the Company is unable to transition production for one or more of its products within such six (6) month period, upon the Company’s request, Schreiber will continue to provide such products to the Company, under the terms of this Supply Agreement, for an additional six (6) months after the date that would otherwise have been the effective date of such termination.

•
The Company may terminate this Supply Agreement prior to the end of the Initial Term, without penalty, upon provision of written notice to Schreiber issued at least six (6) months prior to such proposed termination date, provided that the effective date for such termination by the Company shall not be prior to December 31, 2012, unless a Change of Control of the Company shall have occurred, in which case the effective date for such termination by the Company shall not be prior to December 31, 2010.

•
Schreiber may increase the processing fee component of the price once in any twelve-month period to reflect changes in labor and benefits, materials, utilities and energy.  If the proposed price exceeds the price at which the Company can obtain such item (either on its own or through another private labeling source), then the Company may elect such alternative source for such item.

•
The Supply Agreement originally provided for a contingent shortfall payment obligation up to $8,700,000 by the Company if a specified production level was not met during the one-year period from September 1, 2009 to August 31, 2010.  The Second Amendment eliminates this provision and replaces it with a provision that will require the Company to pay a shortfall payment should it terminate the Supply Agreement prior to a stated date, other than as a result of a breach by Schreiber or change of control in the Company.  The shortfall payment starts at $5,100,000 as of March 17, 2008 and declines by $1,700,000 per contract year until March 17, 2011, at which time the shortfall payment is eliminated.  If there is a change of control of either the Company or Schreiber, then the shortfall payment obligation will terminate and be extinguished as of the date of such change of control.  However, if there is a change of control of the Company in connection with a sale of the Company where the purchase price exceeds $50 million, then the Company's obligation to potentially remit a shortfall payment will not terminate.  In such an event, the Company's obligation to remit a shortfall payment to Schreiber would not terminate until March 17, 2011.

Index
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

Leases
The Company leases its operating facilities and certain equipment under operating leases, expiring at various dates through its fiscal year 2010.  The following schedule presents the Company’s obligations as of March 31, 2008, regarding future minimum rental payments required under operating leases that have initial or remaining terms in excess of one year:
Operating Leases
2009	$138,562
2010	914
Total net minimum lease payments	$139,476

The Company has no capital leases as of March 31, 2008.

Rental expense was approximately, $192,000 and $257,000 for the fiscal years ended March 31, 2008 and 2007, respectively.

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

Index

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

Because Mr. Morini is no longer performing ongoing services for the Company, the Company accrued and expensed the five-year cost of this agreement in October 2003.  The total estimated costs expensed under this agreement were $1,830,329 of which $195,017 remained unpaid but accrued as a current liability as of March 31, 2008.  The obligation is being paid out in nearly equal monthly installments ending in October 2008.

•	Christopher E. Morini
On June 1, 2007, Christopher E. Morini resigned from his position as Vice President of New Business Development in order to pursue other opportunities.  In accordance with the Separation and General Release Agreement which became effective on June 9, 2007, between the Company and Mr. C. Morini, the Company accrued $346,447 for wages and payroll taxes and expensed them under Employment Contract Expense-General and Administrative in the Statement of Income in June 2007.  After an initial lump sum payment of approximately $100,087, the remaining obligation is being paid out in nearly equal bi-weekly installments through February 2009.  As of March 31, 2008, $87,582 remained unpaid but accrued as a current liability.

•	Michael E. Broll
On July 8, 2004, Michael E. Broll, a member of the Company’s Board of Directors, was appointed as the Company’s Chief Executive Officer.  The Company entered into a one-year employment agreement with Mr. Broll pursuant to which Mr. Broll is entitled to receive an annual base salary of $200,000 plus a performance bonus at the discretion of the Board, standard health benefits, a housing allowance up to $3,500 per month and an auto allowance of $1,500 per month.  The employment agreement renews automatically for one-year periods unless cancelled by either party ninety days prior to the end of the term.  In the event Mr. Broll’s employment is terminated without cause, he will be entitled to receive one year of his base salary subject to normal payroll deductions payable at the option of the Company in a lump sum or over a period of one year.  Mr. Broll was awarded a discretionary cash bonus of $60,000 and $75,000 in the fiscal years ended March 31, 2008 and 2007.  Effective April 1, 2007, the Board increased Mr. Broll’s annual base salary from $200,000 to $240,000 and effective April 1, 2008 from $240,000 to $249,600.

•	Other
The Company currently has employment agreements with several of its key employees that provide for up to three years severance in the event they are terminated without cause.

(8)           Capital Stock
Non-Cash Compensation Related to Stock-Based Transactions
Effective April 1, 2006, SFAS 123R applies to new awards and to awards modified, repurchased, or cancelled after the effective date, as well as to the unvested portion of awards outstanding as of the effective date. The Company uses the Black-Scholes option-pricing model to value its new stock option grants under SFAS 123R, applying the “modified prospective method” for existing grants which requires the Company to value stock options prior to its adoption of SFAS 123R under the fair value method and expense the value over the requisite service period.  For the fiscal year ended March 31, 2007, the Company’s total stock-based compensation expense was $108,160.  There was no stock-based compensation expense in the fiscal year ended March 31, 2008.

Stock Options
On September 29, 2006, the shareholders approved the 2006 Stock Incentive Plan.  This 2006 Stock Incentive Plan has up to 1,000,000 shares available for stock awards to employees and directors and expires on January 20, 2016.  There were no issuances of stock options during the fiscal year ended March 31, 2008.  During the fiscal year ended March 31, 2007, the Company granted options for 40,000 shares under this plan leaving 960,000 shares

Index

available for future issuance.  Option awards are typically granted with an exercise price equal to the closing market price of the Company’s common stock on the date of issuance.  The maximum and typical term of options granted is ten years.   All options issued during the fiscal year ended March 31, 2007 vested immediately.

Prior to the 2006 Stock Incentive Plan, the Company had three employee or director stock option plans, which were adopted in 1987, 1991, and 1996.  Under these stock option plans, qualified and nonqualified stock options to purchase up to 200,500 shares of the Company’s common stock were able to be granted to employees and members of the Board of Directors.  The maximum and typical term of options granted under the plans was ten years. Generally, options vested immediately to three years.   Except for the 2006 Stock Incentive Plan, all other employee stock option plans have expired and no further grants may be made pursuant to those plans.  However, any options that were previously issued under these plans will remain outstanding until they are exercised or forfeited.  As of March 31, 2008, there were 79,695 outstanding options that were issued in prior years pursuant to the 1987, 1991 or 1996 stock option plans.  The Company also granted 3,523,268 non-plan stock options that are outstanding as of March 31, 2008 of which 2,553,268 were approved by the stockholders of the Company on September 30, 2003.

The following table summarizes the Company’s plan and non-plan stock options outstanding as of March 31, 2008 and 2007, as well as activity during the years then ended:
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at March 31, 2006	4,846,406	$3.12
Granted	540,000	0.44
Exercised	—	—
Forfeited or expired	(95,656)	2.29
Outstanding at March 31, 2007	5,290,750	2.86
Granted	—	—
Exercised	—	—
Forfeited or expired	(1,647,787)	3.17
Outstanding at March 31, 2008	3,642,963	$2.72	2.4	$-0-

Exercisable at March 31, 2008	3,642,963	$2.72	2.4	$-0-

The per share weighted-average fair value computed on options granted during fiscal year ended March 31, 2007 was $0.19.  At March 31, 2008, the aggregate intrinsic value of options outstanding and options exercisable was zero, because the market value of the underlying stock was below the average exercise price of all options. The closing price of the Company’s common stock on March 31, 2008 as quoted on the OTC Bulletin Board was $0.17 per share.

The following table provides additional information about plan and non-plan stock options outstanding and exercisable at March 31, 2008 according to their exercise price ranges:
Range of Exercise Prices	Options Outstanding	Weighted-Average Remaining Life	Weighted-Average Exercise Price	Options Exercisable	Weighted-Average Remaining Life	Weighted-Average Exercise Price
$0.18 – 0.99	540,000	3.8 years	$0.44	540,000	3.8 years	$0.44
$1.00 – 1.99	368,288	3.2 years	$1.61	368,288	3.2 years	$1.61
$2.00 – 2.99	456,690	3.7 years	$2.05	456,690	3.7 years	$2.05
$3.00 – 3.99	1,900,983	1.4 years	$3.41	1,900,983	1.4 years	$3.41
$4.00 – 4.99	376,430	3.1 years	$4.40	376,430	3.1 years	$4.40
$6.00 –10.28	572	2.4 years	$6.00	572	2.4 years	$6.00

	3,642,963			3,642,963

Index
The following table summarizes nonvested plan and non-plan stock options as of March 31, 2008 and 2007, as well as activity for the years then ended:
	Shares	Weighted Average Grant Date Fair Value
Nonvested at March 31, 2006	53,000	$0.51
Granted	540,000	0.19
Vested	(593,000)	0.22
Forfeited or expired	—	—
Nonvested at March 31, 2007	-0-	$-0-
Granted	—	—
Vested	—	—
Forfeited or expired	—	—
Nonvested at March 31, 2008	-0-	$-0-

Compensation cost arising from nonvested stock granted to employees and from non-employee stock awards is recognized as expense using the graded vesting attribution method over the vesting period. As of March 31, 2008 and 2007, there was no remaining unrecognized compensation cost related to nonvested stock.

The Company estimated the fair value of all options issued during the periods using the Black-Scholes option-pricing model with the assumptions disclosed in Note 1 under Non-Cash Compensation Related to Stock-Based Transactions.  The estimated fair value is then recorded as a charge to non-cash compensation in the general and administrative line item in the Statement of Income.  During the fiscal years ended March 31, 2008 and 2007, the Company recorded $0 and $108,160, respectively, as non-cash compensation expense related to options that were issued to and vested by employees and directors.

Stock Warrants
The following table summarizes the Company’s warrants outstanding as of March 31, 2008 and 2007, as well as activity during the years then ended:
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at March 31, 2006	1,133,142	$2.27
Granted	200,000	0.35
Exercised	—	—
Forfeited or expired	(52,592)	4.65
Outstanding at March 31, 2007	1,280,550	1.83
Granted	—	—
Exercised	—	—
Forfeited or expired	(122,549)	5.52
Outstanding at March 31, 2008	1,158,001	$1.44	0.9	$-0-

Exercisable at March 31, 2008	1,128,001	$1.44	0.9	$-0-

The per share weighted-average fair value computed on warrants granted during fiscal year ended March 31, 2007 was $0.09.  At March 31, 2008, the aggregate intrinsic value of warrants outstanding and warrants exercisable was zero, because the market value of the underlying stock was below the average exercise price of all warrants. The closing price of the Company’s common stock on March 31, 2008 as quoted on the OTC Bulletin Board was $0.17 per share.

Index

The Company estimated the fair value of all warrants issued during the periods using the Black-Scholes option-pricing model with the assumptions disclosed in Note 1 under Non-Cash Compensation Related to Stock-Based Transactions.  The estimated fair value is generally recorded as a charge to non-cash compensation in the general and administrative line item in the Statement of Income, as a discount to the issued debt or as a charge to additional paid-in capital in Stockholders’ Deficit depending on the situation in which the warrant was issued.  During the fiscal year ended March 31, 2007, the Company granted warrants totaling 200,000 shares to non-employees and non-directors.

Reserved
At March 31, 2008, the Company has reserved a total of 15,084,242 shares of common stock for future issuance under all of the above arrangements, including 9,323,278 potential shares under the Convertible Note discussed in Note 5. The Company issues shares out of its authorized but previously unissued common shares to satisfy share option exercises.

Common Stock Issuances
There were no issuances of common stock during the fiscal years ended March 31, 2008 and 2007.

(9)           Disposal Activities
On December 8, 2005, the Company completed the sale of substantially all of its manufacturing and production equipment to Schreiber for $8,700,000 in cash pursuant to an Asset Purchase Agreement dated June 30, 2005.   This sale was approved by the Company’s stockholders at a Special Meeting held on December 5, 2005.  The $8,700,000 in proceeds was used to pay $1,319,583 for tangible personal property taxes due and $7,374,299 to Beltway Capital Partners LLC for a payoff of the Company’s term loan on the sold assets.  The remaining proceeds balance of $6,118 was used to reduce the Company’s then asset-based line of credit from Textron Financial Corporation.

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

The Company reports its disposal costs for the period as Costs of Disposal Activities in the Statement of Income.  A summary of the twelve months and total disposal costs incurred is as follows:
	Employee Termination Costs	Excess Facilities	Other Exit Costs	Total
Accrued Balance March 31, 2005	$--	$--	$--	$--
Charges	451,002	518,479	677,009	1,646,490
Payments	(425,124)	(168,530)	(572,432)	(1,166,086)
Accrued Balance, March 31, 2006	$25,878	$349,949	$104,577	$480,404
Charges	--	117,472	178,179	295,651
Payments	(25,878)	(467,421)	(282,756)	(776,055)
Accrued Balance, March 31, 2007	$--	$--	$--	$--
Total costs incurred from inception through March 31, 2008	$451,002	$635,951	$855,188	$1,942,141

Index
The Company does not anticipate any additional disposal costs related to these activities, but if they do occur, the Company will expense them as incurred.

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

(10)           Income Taxes
The components of the net deferred tax assets consist of the following:
Fiscal Years Ended March 31,	2008	2007

Deferred tax assets:
Net operating loss carry forwards	$19,982,000	$20,362,000
Non-deductible reserves	262,000	564,000
Investment, alternative minimum and general business tax credits	172,000	172,000
Accrued employment contract	109,000	182,000
Depreciation and amortization	10,000	36,000
Other	785,000	568,000

Gross deferred income tax assets	21,320,000	21,884,000
Valuation allowance	(21,320,000)	(21,884,000)

Total deferred income tax assets	$--	$--

The valuation allowance decreased by $564,000 and $37,000 for the fiscal years ended March 31, 2008 and 2007, respectively. The Company has recorded a valuation allowance to state its deferred tax assets at estimated net realizable value due to the uncertainty related to realization of these assets through future taxable income.

The following summary reconciles differences from taxes at the federal statutory rate with the effective rate:
Fiscal Years Ended March 31,	2008	2007

Federal income taxes at statutory rates	(34.0%)	(34.0%)
Change in deferred tax asset valuation allowance	38.9%	93.3%
Non deductible expenses:
Imputed interest on note receivable	--	(34.0%)
Other	(4.9%)	(15.3%)

Income taxes (benefit) at effective rates	--	--

Unused net operating losses for income tax purposes, expiring in various amounts from 2009 through 2027, of approximately $53,102,000 are available at March 31, 2008 for carry forward against future years’ taxable income.  Under Section 382 of the Internal Revenue Code, the annual utilization of this loss may be limited in the event there are changes in ownership.

Index

(11)           Earnings Per Share
The following is a reconciliation of basic net income per share to diluted net income per share:

Fiscal Years Ended March, 31,	2008	2007
Net income - basic	$1,338,855	$146,498
Plus interest on convertible related party note payable	341,232	--
Net income	$1,680,087	$146,498

Weighted average shares outstanding – basic	17,110,016	17,724,810
Potential shares issued upon conversion of related party note payable	8,348,329
Potential shares “in-the-money” under stock option and warrant agreements	240,000	472,384
Less: Shares assumed repurchased under the treasury stock method	(205,797)	(398,335)
Weighted average shares outstanding –diluted	25,492,548	17,798,859

Basic net income per common share	$0.08	$0.01
Diluted net income per common share	$0.07	$0.01

Options for 4,390,409 shares and warrants for 987,801 shares have not been included in the computation of diluted net income per common share for the fiscal year ended March 31, 2008 as their effects were antidilutive.  Potential conversion of the related party note payable and accrued interest thereon for 7,671,726 shares, options for 4,802,599 shares and warrants for 1,110,560 shares have not been included in the computation of diluted net income per common share for the fiscal year ended March 31, 2007 as their effects were antidilutive.

(12)           Supplemental Cash Flow Information
Fiscal Years Ended March 31,	2008	2007

Non-cash financing and investing activities:
Purchase of equipment through capital lease obligations	$--	$5,088
Payment of accrued liability through issuance of note payable	--	285,104
Cancellation of treasury shares	--	1,344,461

Cash paid for:
Interest	69,604	249,473
Income taxes	--	--

(13)         Additional Related Party Transactions
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

Index
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

Although this expense resulted in a material loss to the Company’s operations, it did not have any effect on the balance sheet since the stockholder note receivable was already shown as a reduction to Stockholders’ Deficit.

Board of Directors
On August 7, 2006, the Board of Directors of the Company appointed two new independent directors, Mr. Peter J. Jungsberger and Mr. Robert S. Mohel.   Upon their appointment, the Board of Directors granted to each Mr. Jungsberger and Mr. Mohel an option to purchase up to 100,000 shares of the Company’s common stock with an exercise price of $0.45 (110% of the $0.41 closing market price as quoted on the OTC Bulletin Board on August 7, 2006).  The options were granted outside of any stock option plan, were immediately vested and expire on August 7, 2011.  In accordance with the accounting provisions of SFAS 123R, the Company recorded a fair value expense of $38,000 upon the issuance of these options.  In addition, the Board resolved that the entire Board should act as the audit committee of the Board and appointed Mr. Mohel to serve as chairman of the meetings of the audit committee.  For his role as audit committee chairman, Mr. Mohel receives compensation of $3,000 per quarter.  For the fiscal year ended March 31, 2008, Mr. Jungsberger and Mr. Mohel each received $10,000 as an annual retainer fee plus compensation of $1,500 per Board meeting.

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

On August 17, 2006, in recognition of Mr. Lipka’s substantial efforts on behalf of the Company, the Board voted to increase his compensation, in his capacity as Chairman of the Board of Directors, from $60,000 per year to $120,000 per year.  As a result of this increase, Mr. Lipka is no longer considered an “independent” director within the meaning of applicable securities regulations.  Additionally, for the fiscal years ended March 31, 2008 and 2007, Mr. Lipka was awarded a bonus of $10,000 and $20,000, respectively.

(14)           Economic Dependence and Segment Information
The Company sells to customers throughout the United States and 12 other countries.  For the fiscal years ended March 31, 2008 and 2007, the Company’s gross sales before discounts, returns and allowances were $27,001,717 and $29,995,729, respectively.  Gross sales derived from foreign countries were approximately $3,516,000 and $3,639,000 in the fiscal years ended March 31, 2008 and 2007, respectively.  These sales represent 13% and 12% of gross sales in the fiscal years ended March 31, 2008 and 2007, respectively.  Gross sales are attributed to individual countries based on the customer’s shipping address.  The Company does not have assets located outside of the United States.

Index
     The following table sets forth the percentage of foreign gross sales to each country, which accounted for 5% or more of the Company’s foreign gross sales for the fiscal years ended March 31, 2008 and 2007:
Percentage of Gross Foreign Sales
Fiscal Years Ended March 31,
Country	2008	2007 *
Canada	88%	77%
Other	12%	23%
*  The sales to foreign countries for the fiscal years ended March 31, 2007, have been restated to remove sales to Puerto Rico and the US controlled Virgin Islands.  Sales to Puerto Rico and the US controlled Virgin Islands are now considered domestic sales.

For the fiscal year ended March 31, 2008, the Company had one customer that accounted for approximately 16% of gross sales.  There were no customers whose balance outstanding was greater than 10% of gross trade receivables as of March 31, 2008.

For the fiscal year ended March 31, 2007, the Company had one customer that accounted for approximately 13% of gross sales.  As of March 31, 2007, the customer owed the Company approximately $430,000 or 10% of the Company’s gross trade receivable balance.

The Company purchased $14,658,000 of products from one supplier totaling approximately 98% of total raw material purchases for the fiscal year ended March 31, 2008.  For the fiscal year ended March 31, 2007, the Company purchased $15,579,000 of products from one supplier totaling approximately 98% of total raw material purchases for the fiscal year.

(15)	Employee Benefit Plan
The Company has a 401(k) defined contribution plan covering all employees meeting certain minimum age and service requirements.  The Company’s matching contributions to the plan are determined by the Board of Directors.  Currently, the Company matches 100% on the first 1% of an employee’s annual salary and 50% on the next 5% that is contributed by an employee to their 401(k) plan.  There is no employer matching on the portion of employee contributions that exceed 6% of their annual salary.  Company contributions to the plan amounted to $50,832 and $41,711 for the fiscal years ended March 31, 2008 and 2007, respectively.

 (16)         Quarterly Operating Results (Unaudited)
Unaudited quarterly operating results are summarized as follows:
	Three Months Ended (Unaudited)

Fiscal 2008	March 31	December 31	September 30	June 30

Net sales	$6,427,240	$6,446,099	$6,401,124	$5,916,137
Gross margin	2,096,992	2,300,899	2,660,286	2,455,769
Net income	232,150	295,365	660,341	150,999
Basic net income per common share	0.01	0.02	0.04	0.01
Diluted net income per common share	0.01	0.01	0.03	0.01
Stockholders’ deficit	(632,699)	(864,849)	(1,160,214)	(1,820,555)

	Three Months Ended (Unaudited)

Fiscal 2007	March 31	December 31	September 30	June 30

Net sales	$6,491,152	$6,110,619	$6,727,777	$7,832,562
Gross margin	2,716,797	2,693,387	2,770,027	2,757,350
Net income (loss)	201,179	726,184	561,564	(1,342,429)
Basic net income (loss) per common share	0.01	0.04	0.03	(0.07)
Diluted net income (loss) per common share	0.01	0.03	0.03	(0.07)
Stockholders’ deficit	(1,971,554)	(2,172,733)	(2,919,365)	(3,591,259)

Index

ITEM 9A(T). CONTROLS AND PROCEDURES

Management is responsible for the preparation of our financial statements and related information. Management uses its best judgment to ensure that the financial statements present fairly, in material respects, our financial position and results of operations in conformity with generally accepted accounting principles.

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision of management, including the Chief Executive Officer ("CEO") and the Chief Financial Officer ("CFO"), we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission published in 1992 and subsequent guidance prepared by the Commission specifically for smaller public companies. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of March 31, 2008.

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that accurately and fairly reflect, in reasonable detail, transactions and dispositions of assets; and provide reasonable assurances that:  (1) transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States; (2) receipts and expenditures are being made only in accordance with authorizations of management and the directors of our Company; and (3) unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements are prevented or timely detected.

All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

This annual report does not include an attestation report of Cross Fernandez Riley LLP, our registered public accounting firm regarding internal control over financial reporting.  Management's Report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only Management's Report in this annual report.

There have been no changes in our internal control over financial reporting that occurred during our first fiscal quarter that have materially affected or are reasonably likely to affect our internal control over financial reporting.

Index

PART III
ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the current directors, executive officers and significant employees of our Company as of June 26, 2008, as well as their respective ages and positions with our Company:

Name	Age	Positions
David H. Lipka	78	Director, Chairman of the Board of Directors
Michael E. Broll	59	Director, Chief Executive Officer
Peter J. Jungsberger	40	Director
Robert S. Mohel	54	Director, Chairman of the Audit Committee
Salvatore J. Furnari	43	Chief Financial Officer
John W. Jackson	50	Senior Vice President of Global Sales
Thomas J. Perno	53	Vice President of Contract Manufacturing
Kulbir Sabharwal	65	Vice President of Technical Services
Hilary Cullen	35	Vice President of Marketing

The Board of Directors (the “Board”) is comprised of the four members.  Three of the four directors are non-employee directors.  The Chairman of the Board and the directors hold office until the next Annual Meeting of Stockholders and until their successors have been duly elected and qualified.  The executive officers of Galaxy are elected annually at the first Board meeting following the Annual Meeting of Stockholders, and hold office until their respective successors are duly elected and qualified, unless sooner displaced. There are no family relationships between any of our directors and executive officers. All of the executive officers devote their full time to the operations of Galaxy.

Since January 2006, the Board has been fulfilling the function of the audit committee, compensation committee and nominating committee.  Any issues that arise are addressed by the independent directors or the entire Board, as necessary.

Directors

David H. Lipka spent forty years (1955-1995) with DCA Food Industries Inc., an international manufacturer of food ingredients and equipment with combined sales in excess of $1 billion per annum, holding positions of President, Chief Executive Officer, and Chief Operating Officer.   Since 2001, Mr. Lipka served on the Board of Directors of Doctor's Associates Inc. (Subway Stores) and has served on numerous boards including Corinthian Capital Partners LLC (2006-current), Dunkin Donuts Inc. (1989-1994), Allied-Lyons Inc. (1988-1994), and Kerry Group PLC (1995-1996).  Mr. Lipka has also been Chairman and Chief Executive Officer of Pennant Foods and Leons Baking Company.  He obtained a B.S. degree from Brooklyn College and attended the Graduate School of Business at New York University.    Since December 2002, Mr. Lipka has agreed to serve as a director of Galaxy at the request of Frederick A. DeLuca, a beneficial owner of more than 50% of our common stock.  Both Mr. Lipka and Mr. DeLuca are members of the Board of Directors of Doctor’s Associates Inc.

Michael E. Broll was appointed as a director of Galaxy in December 2003 and as Chief Executive Officer of Galaxy in July 2004.  Mr. Broll has been a private investor and consultant in the food industry, and was President and Chief Executive Officer, from 1999 to 2002, of Chef Solutions Inc., a subsidiary of Lufthansa Service Group (“LSG”).  Chef Solutions Inc specialized in providing convenient baked foods and prepared meals to food service and retail segments of the food industry.  As an executive of SCIS/Sky Chef’s a subsidiary of ONEX Corporation, a Canadian based private equity group, Mr. Broll assembled a group of six companies in the bakery and prepared food business to ultimately form and merge into a one new entity called Chef Solutions Inc., an ONEX controlled company.   Chef Solutions Inc. was subsequently sold to LSG in 2001.  Mr. Broll's career also includes major executive assignments with Allied-Domecq Retailing as the head of its total supply chain for North America from 1997 to 1999, Ready Pac Produce, Inc. as President and Chief Operating Officer

Index

from 1995 to 1997, Nestle USA as the head of all supply chains for the chilled food group in North America from 1993 to 1995, and Pillsbury Company as Vice President of Operations for the bakery group supply chain from 1991 to 1993.  Mr. Broll received his B.S. in Economics from the University of Illinois in 1978.

Peter J. Jungsberger is an independent investor, consultant and entrepreneur with many years of experience in the food industry.  From October 2003 to November 2004, he worked with the management of Fresh Pack Foods, Inc. in product development, the restructuring of deli departments, and obtaining contracts with a major grocery chain and manufacturers involving fresh food and whole meal replacement products.  From May 2003 to January 2006, Mr. Jungsberger developed and marketed whole meal products to Winn Dixie under a contract with Futuristic Foods, Inc.  He served as Senior Vice President of Sales at SCIS Food Services, Inc. / Chef Solutions, Inc. from May 2002 through January 2003, where he increased revenues and realized significant savings through a realignment of the sales force, route consolidation, the implementation of second-tier distribution networks, and the facilitation of a national presence.  Mr. Jungsberger was also founder and Chief Executive Officer of Landau Foods, an innovative company producing high quality meal solution products for the retail and food service markets, from 1984 until the company was sold to SCIS Food Services in 2002.  Mr. Jungsberger was appointed as a director of Galaxy in August 2006.

Robert S. Mohel, C.P.A., has been a practicing accountant since September 1975.  He has been a partner with the Certified Public Accounting firm of Mohel, Elliott, Bauer & Gass CPA’s, P.A. since 1980.  He has extensive experience in auditing, tax, structural finance and general accounting.  Mr. Mohel is a member of the American Institute of Certified Public Accountants and the New Jersey Society of Certified Public Accountants. Mr. Mohel received his B.S. in Business Administration from Babson College in Wellesley, MA in 1975.  Mr. Mohel was appointed as a director of Galaxy in August 2006.

Executive Officers

Salvatore J. Furnari, CPA was appointed as our Chief Financial Officer in July 2002.  From November 2001 until July 2002, Mr. Furnari served as our Controller.  Prior to joining Galaxy, Mr. Furnari was Corporate Controller and Treasurer of Pritchard Industries, Inc., a national commercial cleaning company.  From 1998 through 1999, he served as Chief Financial Officer and Vice President of Finance for Garage Management Corporation; and from 1993 until 1998, he was Chief Financial Officer of American Asset Corporation.  Mr. Furnari received his B.S. in Accounting from Queens College in New York City in May 1987.

John W. Jackson has worked in our sales department since 1993 and is currently the Senior Vice President of Global Sales for Galaxy. From 1985 through 1992, Mr. Jackson was director of sales for H.J. Heinz Company.  Mr. Jackson received his B.S. in Business Administration and Accounting from Mars Hill College in 1980.

Significant Employees

Thomas J. Perno has worked for Galaxy since 1983.  He began as a Shipping and Receiving Supervisor, he was later promoted to Plant Manager and then to Vice President of Operations.  In December 2006, his position changed to Vice President of Contract Manufacturing.  Mr. Perno received his M.S. in Electrical Engineering from Penn State University in 1976.

Kulbir Sabharwal has been Vice President of Technical Services for Galaxy since 1991.  Dr. Sabharwal worked as the Director of Research and Quality Control for Gilardies Frozen Foods from 1987 to 1990 and for Fisher Cheese Company from 1972 to 1986.  Dr. Sabharwal received his Ph.D. in Food Science and Nutrition from Ohio State University in 1972.

Hilary Cullen was named Vice President of Marketing in May 2007.  Ms. Cullen has worked for Galaxy since 2005. Previously, she was Product Manager in the Kitchen Division at The Holmes Group, based in Massachusetts, where she managed a variety of new product development projects for brand re-launch and

Index

spearheaded packaging, sales collateral and marketing activities related to the repositioning of key brands. Ms. Cullen has extensive experience with market research, including focus groups and one-on-one interviews. Before joining The Holmes Group, she was Product Manager at Webster Industries. Ms. Cullen obtained a B.S. in Business Management and Marketing from Cornell University in 1995 and earned an M.B.A from the F.W. Olin Graduate School of Business at Babson College in 2001.

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

Based solely upon our review of those reports required by Section 16(a) and filed by or on behalf of our officers, directors and stockholders owning greater than 10% of our common stock, or written representations that no such reports were required to be submitted by such persons, we believe that during the fiscal year ended March 31, 2007, all of the officers, directors and stockholders owning greater than 10% of our common stock complied with all applicable Section 16(a) filing.

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

Committees of the Board

Since January 2006, the Board maintains no separate standing committees.  The functions of the audit committee, compensation committee and nominating committee are being carried out by the entire Board.  Any issues that arise are addressed by the independent directors or the entire Board, as necessary.  All directors were present for at least 75% of any meetings requiring functions of the committees.

On November 15, 2004, the Board determined that it would not establish a formal nominating committee and it adopted certain procedural guidelines for director nominations.  All directors participate in the consideration and selection of director nominees.  There have been no material changes to these procedures since their adoption in fiscal 2005.

The Board has adopted corporate governance guidelines and charters for its audit and compensation committee functions and a code of business conduct and ethics that applies to the members of its Board.  All of these materials may be acquired free of charge by requesting a copy by writing to:  Corporate Secretary, Galaxy Nutritional Foods, Inc. 5955 T.G. Lee Blvd., Suite 201, Orlando, FL 32822 or visiting Galaxy’s website at www.galaxyfoods.com.

Audit Committee
The functions of the audit committee are being carried out by the entire Board.  Any issues that arise are addressed by the independent directors or the entire Board, as necessary.  On August 17, 2006, the Board resolved that when the Board acts in the capacity of the audit committee, Mr. Robert S. Mohel, an independent

Index

director, would serve as the Audit Committee Chairman.  Mr. Mohel was determined to be an "audit committee financial expert" within the meaning of the SEC regulations based on his experience as a practicing Certified Public Accountant.

Compensation Committee
Since January 2006, the Board has been operating without a formal compensation committee.  Any issues that arise are addressed by the independent directors or the entire Board, as necessary.   The Board evaluates and determines compensation for the Chief Executive Officer and then grants the Chief Executive Officer discretionary authority to evaluate and determine compensation for the other employees of Galaxy.

Nominating Committee
On November 15, 2004, the Board determined that it would not establish a formal nominating committee and it adopted certain procedural guidelines for director nominations.  All directors participate in the consideration and selection of director nominees.  There have been no material changes to these procedures since their adoption in fiscal 2005.

Index

ITEM 11.  EXECUTIVE COMPENSATION

As of June 26, 2008, we do not have a compensation committee, and as such, our Board is responsible for determining our compensation program.

Compensation Program Objectives

Our Board determines the compensation program provided to our Chief Executive Officer in its sole discretion. The Chief Executive Officer then determines the compensation provided to other executive officers and employees of Galaxy. Our executive compensation program is designed to attract and retain talented executives to meet our short-term and long-term business objectives with a package that is fair and equitable to all parties involved. In doing so, we attempt to align our executives' interests with the interests of our stockholders by providing an adequate compensation package to such executives. This executive compensation package typically includes a (i) base salary, which we believe is competitive with other companies of our relative size; (ii) performance bonuses, (iii) stock options or stock awards; (iv) auto allowances; and (v) other standard employee benefits.   In December 2007, the Board also adopted a 2007 Stay, Severance and Sales Bonus Plan (“the Plan”).

Base Salary
The base salary component of our compensation program is intended to compensate our senior executives for their job responsibilities and allows us to attract and retain top talent, consistent with our objectives.     Base salaries are reviewed annually by the Board. Adjustments are made based on the qualifications and experience of the executive, the performance of the executive, recommendations from the Chief Executive Officer for all executives except himself and the performance of Galaxy. The Board separately reviews the performance of the Chief Executive Officer, as described above, and makes adjustments as warranted.

Performance Bonuses
Annual bonuses are largely based on Galaxy’s and executive performance.  Currently, there are no specific strategic, financial and operating performance measures upon which the performance bonus is calculated. Rather the Board reviews the financial condition of Galaxy along with the performance of the executive during the year and recommends a bonus amount or pool that can be distributed among the employees.  The Board recommended a bonus pool up to $300,000 for the fiscal year ended March 31, 2008.  After all performance reviews were complete, the actual amount distributed was $223,470.

Stock Options or Stock Awards
We grant certain options to our executive and non-executive employees and directors as part of our compensation package. This package may include short-term and long-term stock-based compensation to certain executives which is intended to align the performance of our executives with our short and long-term business strategies.  Typically, stock options are issued with an exercise price at or above the current market value of our common stock.  Accordingly, they have minimal current value.  However, there is consideration related to the fact that the option has the potential for an appreciated future value.  As such, the future value may be the most significant factor of the option.  We value the future value of our option and stock awards in accordance with SFAS 123R using the Black-Scholes option-pricing model.  We believe that the direct or potential ownership of stock will also provide incentive to our executives to be mindful of the perspective of Galaxy’s stockholders. There were no options issued during the fiscal year ended March 31, 2008.

Auto Allowances
We often grant standard auto allowances to our executive and non-executive employees as part of our compensation package.  These allowances are to cover the executive’s auto expenses related to their job function, but may entail a personal use element which is reported as taxable income at year-end.

Index

Other Standard Employee Benefits
Galaxy offers competitive health, dental, life and disability insurance packages to all our employees.  Additionally, we offer 100% employer matching on the first 1% of an employee’s annual salary and 50% employer matching on the next 5% that is contributed by an employee to their 401(k) plan.  There is no employer matching on the portion of employee contributions that exceed 6% of their annual salary.  We offer these employee benefits to all of our employees to provide security and a level of protection that will enable the employees to work without having the distraction of having to manage undue risk. The health insurance also provides access to preventative medical care which may contribute to the overall well being of the employee by helping the employee function at a high energy level and manage job related stress.  We believe these employee benefits lead to enhanced job performance by our employees.

Additionally, our executive and certain non-executive employees receive other de-minimus employee benefits such as cell phones and computers that are directly related to job functions but may contain a personal use element.  These de-minimus benefits are considered to be a goodwill gesture that contributes to enhanced job performance.

2007 Stay, Severance and Sales Bonus Plan
Galaxy has a Plan to provide incentives and protections to certain key executives and directors in connection with a possible sale of Galaxy.  The Plan provides for a stay bonus pool up to $475,000 to be paid following Galaxy’s receipt of a definitive purchase offer (as defined in the Plan) upon the earlier of the consummation of a sale of Galaxy pursuant to such purchase offer or the termination of the purchase offer (other than as a result of a breach by Galaxy).  The stay bonus pool is to be paid $125,000 to David H. Lipka (our Chairman) and $100,000 to Michael E. Broll (our Chief Executive Officer).  The remaining $250,000 of the stay bonus pool is currently unallocated and may be granted to other key executives at the discretion of Messrs Lipka and Broll.  The Plan also provides for a severance bonus of $125,000 to be paid to Mr. Lipka and $100,000 to be paid to Mr. Broll in the event their positions are terminated other than for Cause (as defined in the Plan) or they resign within one year after the consummation of a sale of Galaxy.  Finally, the Plan provides for a sales bonus pool to be determined based on a range of selling prices and paid upon the consummation of a sale of Galaxy.  The minimum sales bonus pool will be $250,000 if the sale is in excess of a specified minimum sales target and will increase up to a maximum of 1.8% of the total sales price.  The sales bonus pool will be allocated 55.5% to Mr. Lipka and 44.5% to Mr. Broll.

Compensation of Management

Employment Agreements
Michael E. Broll.  On July 8, 2004, Michael E. Broll was appointed as our Chief Executive Officer.  We entered into a one-year employment agreement with Mr. Broll pursuant to which Mr. Broll is entitled to receive an annual base salary plus a performance bonus at the discretion of the Board, standard health benefits, a housing allowance up to $3,500 per month and an auto allowance of $1,500 per month.  Mr. Broll was awarded a discretionary cash bonus of $60,000 and $75,000 in the fiscal years ended March 31, 2008 and 2007.  Effective April 1, 2007, the Board increased Mr. Broll’s annual base salary from $200,000 to $240,000.  Effective April 1, 2008, the Board increased Mr. Broll’s annual base salary to $249,600.  The employment agreement renews automatically for one-year periods unless cancelled by either party ninety days prior to the end of the term.  In the event Mr. Broll’s employment is terminated without cause, he will be entitled to receive one year of his base salary subject to normal payroll deductions payable at the option of Galaxy in a lump sum or over a period of one year. Upon a merger or sale of Galaxy, we may assign our rights and obligations under the agreement to the successor or purchaser. Pursuant to a third amendment to Mr. Broll’s employment agreement, if he resigns within six months after a sale of Galaxy, he would also be entitled to receive one year of his base salary subject to normal payroll deductions payable at the option of Galaxy in a lump sum or over a period of one year. We estimate that a termination obligation for Mr. Broll would be approximately $249,600 plus the employer portion of payroll taxes using the current salary rates in effect as of April 1, 2008.  In accordance with a 2007 Stay, Severance and Sales Bonus Plan, Mr. Broll is entitled to receive (1) a stay bonus of $100,000 to be paid

Index

following Galaxy’s receipt of a definitive purchase offer (as defined in the Plan) upon the earlier of the consummation of a sale of Galaxy pursuant to such purchase offer or the termination of the purchase offer (other than as a result of a breach by Galaxy);(2) a $100,000 severance bonus in the event his position is terminated or he resigns within one year after the consummation of a sale of Galaxy; and (3) 44.5% of a sales bonus pool to be determined based on a range of selling prices to be paid upon the consummation of a sale of Galaxy.  The minimum sales bonus pool will be $250,000 if the sale is in excess of a specified minimum sales target and will increase up to a maximum of 1.8% of the total sales price.

Salvatore J. Furnari. On November 11, 2001, Mr. Furnari was appointed as Controller and on July 8, 2002, he was appointed as our Chief Financial Officer.  Under the terms of his employment agreement, which has no stated end, he will receive an annual base salary plus standard health benefits and an auto allowance of $1,500 per month.  Mr. Furnari was awarded a discretionary cash bonus of $20,000 and $29,500 in the fiscal years ended March 31, 2008 and 2007.  Effective April 1, 2007, Mr. Furnari’s annual base salary increased to $149,350. Effective April 1, 2008, Mr. Furnari’s annual base salary increased to $155,324.  In the event Mr. Furnari’s employment is terminated without cause or his position as Chief Financial Officer and responsibilities change without his consent, he will be entitled to receive one year of his base salary, vacation pay, auto allowance and health benefits as severance subject to normal payroll deductions over a period of one year.  Additionally, if there is a change of control, any unvested stock options would become immediately and fully vested.  We estimate that a termination obligation for Mr. Furnari would be approximately $203,371 plus the employer portion of payroll taxes using the current salary, auto and benefit rates in effect as of April 1, 2008.

John W. Jackson.  In August 1993, Mr. Jackson was appointed as Senior Vice President of Global Sales.  Mr. Jackson’s employment agreement has no stated end and provides for a base salary plus an auto allowance of $1,500 per month.  Mr. Jackson is also entitled to a bonus that shall not exceed 40% of his base salary based on certain personal and Galaxy goals as established by our Chief Executive Officer. Mr. Jackson was awarded a discretionary cash bonus of $12,000 and $15,000 in the fiscal years ended March 31, 2008 and 2007.  Effective April 1, 2007, Mr. Jackson’s annual base salary increased to $149,247.  Effective April 1, 2008, Mr. Jackson’s annual base salary increased to $155,217.  In the event of a change in ownership of Galaxy which results in his termination, Mr. Jackson will be entitled to receive three years of his base salary as severance.  In the event Mr. Jackson’s employment is otherwise terminated, he is entitled to receive one year of his base salary as severance. We estimate that a termination by Galaxy, other than relating to a change of ownership, would result in a termination obligation for Mr. Jackson of approximately $155,217 plus the employer portion of payroll taxes using the current salary rates in effect as of April 1, 2008.  In the event of a change of ownership that results in a termination, we estimate that a termination obligation for Mr. Jackson would be approximately $465,651 plus the employer portion of payroll taxes using the current salary rates in effect as of April 1, 2008.

SUMMARY COMPENSATION TABLE
The following table sets forth the compensation during the fiscal years ended March 31, 2008 and 2007 paid to the following individuals (each, a “Named Executive Officer”):  (i) all individuals serving as our Principal Executive Officer (“PEO”) during the last fiscal year (ii) our two other most highly compensated executive officers who were serving as executive officers as of March 31, 2008; and (iii) up to two additional individuals for whom disclosure would have been provided pursuant to clause (ii) above, but for the fact that the individual was not serving as an executive officer at the end of the last completed fiscal year.  However, in the cases of clauses (ii) and (iii) above, no disclosure is provided for any individual whose total annual compensation does not exceed $100,000.

Index

(a)	(b)	(c)	(d)	(e)	(f)		(g)	(h)	(i)		(j)
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(9)		Total ($)

Michael E. Broll (1)
PEO	2008	240,000	60,000	–	–		–	–	41,009	(3)	341,009
	2007	200,000	75,000	–	18,000	(2)	–	–	49,946	(3)	342,946

Salvatore J. Furnari (4)
Chief Financial	2008	149,350	20,000	–	–		–	–	26,418	(5)	195,768
Officer	2007	145,000	29,500	–	–		–	–	22,740	(5)	197,240

John W. Jackson (6)
Senior VP of	2008	149,247	12,000	–	–		–	–	26,069	(8)	187,316
Global Sales	2007	144,900	15,000	–	–	(7)	–	–	22,351	(8)	182,251

(1)On July 8, 2004, Michael E. Broll, a member of our Board, was appointed as our Chief Executive Officer.  We entered into a one-year employment agreement with Mr. Broll pursuant to which Mr. Broll is entitled to receive an annual base salary plus a performance bonus at the discretion of the Board, standard health benefits, a housing allowance up to $3,500 per month and an auto allowance of $1,500 per month.  Mr. Broll was awarded a discretionary cash bonus of $60,000 and $75,000 in the fiscal years ended March 31, 2008 and 2007, respectively.  Effective April 1, 2007, the Board increased Mr. Broll’s annual base salary from $200,000 to $240,000. Effective April 1, 2008, the Board increased Mr. Broll’s annual base salary to $249,600.

(2)On August 17, 2006, we granted Mr. Broll an option to purchase 100,000 shares of our common stock at an exercise price of $0.44 per share, which is equal to 110% of the closing market price on the date of grant.  This option is fully vested and exercisable with an expiration date of August 17, 2011.  This option was not issued under any stockholder approved Equity Incentive Plan.  We estimated the fair value of the option award to be $18,000 in accordance with SFAS 123R using the assumptions disclosed in Note 1 of our Financial Statements.

(3)During the fiscal year ended March 31, 2008, Mr. Broll received an auto allowance of $18,000 plus a housing allowance of $19,437 plus an employer match on his 401(k) contributions in the amount of $3,572.  During the fiscal year ended March 31, 2007, Mr. Broll received an auto allowance of $18,000 plus a housing allowance of $31,946.

(4)On July 8, 2002, Salvatore J. Furnari was appointed Chief Financial Officer of our Company.  From November 2001 to July 8, 2002, he worked as our Controller. Mr. Furnari is entitled to receive an annual base salary plus an auto allowance of $1,500 per month. Effective April 1, 2007, Mr. Furnari’s annual base salary increased from $145,000 to $149,350.  Effective April 1, 2008, Mr. Furnari’s annual base salary increased to $155,324.  Mr. Furnari was awarded a discretionary cash bonus of $20,000 and $29,500 in the fiscal years ended March 31, 2008 and 2007, respectively.

(5)During the fiscal year ended March 31, 2008, Mr. Furnari received an auto allowance of $18,000 plus an employer match on his 401(k) contributions in the amount of $4,972 plus compensation for unused vacation time of $3,446.  During the fiscal year ended March 31, 2007, Mr. Furnari received an auto allowance of $18,000 plus compensation for unused vacation time of $4,740.

(6)Effective April 1, 2004, John W. Jackson’s employment agreement provides for an annual base salary plus an auto allowance of $1,500 per month.  Effective April 1, 2007, Mr. Jackson’s annual base salary increased from $144,900 to $149,247.  Effective April 1, 2008, Mr. Jackson’s annual base salary increased to $155,217. Mr. Jackson was awarded a discretionary cash bonus of $12,000 and $15,000 in the fiscal years ended March 31, 2008 and 2007, respectively.

Index

(7)During the fiscal year ended March 31, 2007, Mr. Jackson allowed an option to purchase 7,143 shares at an exercise price of $2.05 expire, unexercised on its expiration date of May 16, 2006.  There was no compensation expense previously calculated on the award that was granted in 1996, since awards made to employees were valued under the recognition and measurement principles of APB 25 as further detailed in Note 1 of our Financial Statements.

(8)During the fiscal year ended March 31, 2008, Mr. Jackson received an auto allowance of $18,000 plus an employer match on his 401(k) contributions in the amount of $5,486 plus compensation for unused vacation time of $2,583.  During the fiscal year ended March 31, 2007, Mr. Jackson received an auto allowance of $18,000 plus an employer match on his 401(k) contributions in the amount of $4,351.

(9)Other than the information described in the footnotes above, there were no other annual compensation, perquisites or other personal benefits, securities or property greater than $10,000 paid to or on behalf of the Named Executive Officers.  The employer portion of health benefits paid on behalf of the Named Executive Officers are not included in the Summary Compensation Table as they are generally available to all salaried employees.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
(a)	(b)		(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
	Option Awards							Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($/Sh)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Michael E. Broll
PEO	200,000	(1)	–	–	3.29	12/17/08	–	–	–	–
	100,000	(1)	–	–	0.44	08/17/11	–	–	–	–

Salvatore J. Furnari
Chief	10,000	(2)	–	–	2.05	11/12/11	–	–	–	–
Financial	20,000	(3)	–	–	2.05	07/08/12	–	–	–	–
Officer	70,000	(1)	–	–	2.05	10/01/14	–	–	–	–

John W. Jackson
Senior VP of	14,286	(3)	–	–	2.05	09/24/08	–	–	–	–
Global Sales	75,000	(2)	–	–	2.05	04/19/11	–	–	–	–
	7,000	(3)	–	–	1.28	10/01/14	–	–	–	–
(1)These options were not issued under any stockholder approved Equity Incentive Plan.

(2)These options were not issued under any stockholder approved Equity Incentive Plan, but were later individually approved by the stockholders on September 30, 2003.

(3)These options were issued under our Company’s 1996 Stock Plan, as amended, that was approved by the stockholders in 1996 and 2001.

Index

DIRECTOR COMPENSATION
The following table sets forth the compensation paid to directors during the fiscal year ended March 31, 2008:
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

David H. Lipka (1)
Chairman	130,000	–	–	–	–	–	130,000

Peter J. Jungsberger (2)
Director	13,000	–	–	–	–	–	13,000

Robert S. Mohel (2) (3)
Audit Committee Chairman	25,000	–	–	–	–	–	25,000

(1)Mr. David H. Lipka’s receives $120,000 per year as compensation in his capacity as Chairman of the Board.  Due to the amount of compensation paid, Mr. Lipka is no longer considered an “independent” director within the meaning of applicable securities regulations.  Additionally, Mr. Lipka was awarded a bonus of $10,000 for the fiscal year ended March 31, 2008.

(2)Each independent director who served on the Board during the fiscal year ended March 31, 2008 was entitled to receive an annual retainer of $10,000 plus $1,500 for each in-person Board meeting day they attended plus expenses.  There were two in-person Board meetings during the fiscal year ended March 31, 2008.  The independent directors who served during the fiscal year ended March 31, 2008 were Mr. Jungsberger and Mr. Mohel.

(3)Mr. Robert S. Mohel receives $3,000 per quarter for his services as chairman of the audit committee.

Index

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table describes our compensation plans under which our common stock is authorized for issuance as of March 31, 2008:
Equity Compensation Plan Information Table
	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	2,672,963	$3.21	960,000
Equity compensation plans not approved by security holders (1)	970,000	$1.38	N/A
Total	3,642,963	$2.72	960,000

(1)	These securities were issued pursuant to individual compensation arrangements prior to July 2, 1997 or after December 15, 2003 and have not been approved by security holders.

Security Ownership of Certain Beneficial Owners

The following table describes the beneficial ownership of our common stock by each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding shares of our capital stock outstanding as of June 26, 2008.  Beneficial ownership has been determined in accordance with the rules of the Securities and Exchange Commission to include securities that a named person or entity has the right to acquire within sixty (60) days.
Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percent of Class (2)
Frederick A. DeLuca
c/o Doctor’s Associates, Inc.
325 Bic Drive
Milford, Connecticut 06460	13,924,870	(3)	51.3%

Angelo S. Morini
5373 Isleworth Country Club Dr.	2,588,712	(4)	13.4%
Windermere, Florida 34786

Fromageries Bel S.A.
4 rue d Anjou
Paris, France 75008	1,111,112	(5)	6.5%

Index

(1)	The inclusion herein of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of these shares.

(2)
The total number of shares of our common stock outstanding as of June 26, 2008 is 17,110,016. The percentages are calculated on the basis of the amount of shares outstanding plus shares which may be acquired through the exercise of options, warrants, rights or conversion privileges by such holder within sixty (60) days of such date.

(3)
Pursuant to a Note Purchase Agreement dated July 19, 2006 as amended on March 14, 2007, we issued a new unsecured convertible note for $2,685,104.17 (the “Note”) to Mr. DeLuca.  No interest or principal payments are required under the Note until its maturity on October 19, 2008.  Principal, together with any accrued and unpaid interest, on the Note is convertible at any time into shares of our common stock at a conversion price of $0.35 per share.  Assuming Mr. DeLuca converted the Note and the accrued but unpaid interest thereon as of June 26, 2008, he would be entitled to receive 9,555,028 shares of our common stock. Includes a warrant to acquire 200,000 shares of our common stock at $0.35 per share, expiring on July 19, 2009.  Includes a warrant to acquire 300,000 shares of our common stock at $1.53 per share, expiring on October 17, 2008.  The information is based on a Schedule 13D/A filed with the SEC on February 28, 2008.  Mr. DeLuca has direct beneficial ownership of and has sole voting and investment dispositive power over all the reported shares.

(4)
Includes options to acquire 2,175,125 shares of our common stock, which are currently exercisable at prices ranging from $0.44 to $4.40 per share.  Options expire as to 1,357,000 shares on June 15, 2009, as to 343,125 on December 15, 2010, as to 375,000 on April 19, 2011 and as to 100,000 on August 17, 2011.  With the exception of the options, 10,500 shares held in a nominee name, 286 shares held in joint tenancy and 714 shares held individually, all of Mr. Morini’s shares and warrant are held by Morini Investments Limited Partnership, a Delaware limited partnership, of which Mr. Morini is the sole limited partner and Morini Investments LLC, a Delaware limited liability company, is the sole general partner.  Mr. Morini is the sole member of Morini Investments LLC.

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

Security Ownership of Management

The following table describes the beneficial ownership of our common stock by (i) each Named Executive Officer, (ii) each director, and (iii) all of our directors and executive officers as a group, outstanding as of June 26, 2008.  Beneficial ownership has been determined in accordance with the rules of the Securities and Exchange Commission to include securities that a named person has the right to acquire within sixty (60) days:
Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percent of Class (2)

David H. Lipka	181,353	(3)	2.2%

Michael E. Broll	301,114	(4)	1.7%

Peter J. Jungsberger	125,000	(5)	*

Robert S. Mohel	110,000	(5)	*

Salvatore J. Furnari	103,912	(6)	*

John W. Jackson	97,786	(7)	*

All executive officers and directors as a group	919,165		5.1%
* Less than 1%.

Index

(1)
The inclusion herein of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of these shares.  Each of these persons may be contacted at our Company address of 5955 T.G. Lee Boulevard, Suite 201, Orlando, Florida 32822.

(2)
The total number of shares of our common stock outstanding as of June 26, 2008 is 17,110,016.  The percentages are calculated on the basis of the amount of shares outstanding plus shares which may be acquired through the exercise of options, warrants, rights or conversion privileges by such holder within sixty (60) days of such date.

(3)
Includes currently exercisable options to acquire (a) 100,000 shares of our common stock at $0.44 per share, expiring on August 17, 2011; (b) 225 shares of our common stock at $2.90 per share, expiring on October 1, 2013; (c) 286 shares of our common stock at $1.20 per share, expiring on October 1, 2014; and (d) 286 shares of our common stock at $1.75 per share, expiring on October 1, 2015.

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

Change in Control

Pursuant to a Note Purchase Agreement dated July 19, 2006, we issued a new unsecured convertible note for $2,685,104 (the “Convertible Note”) to Mr. Frederick DeLuca.  The Convertible Note accrues interest at 12.5% per annum.  No interest or principal payments are required under the Convertible Note until its maturity.  Principal, together with any accrued and unpaid interest, on the Convertible Note is convertible at any time prior to payment into shares of our common stock at a conversion price of $0.35 per share.  Pursuant to a Note Modification Agreement dated March 14, 2007, Galaxy and Mr. DeLuca agreed to extend the maturity date of the Convertible Note from October 19, 2007 to October 19, 2008.  All other terms of the Convertible Note remain the same.

Mr. DeLuca’s total “beneficial ownership” in our Company, within the meaning of the Securities Exchange Act of 1934 is approximately 52%.  The calculation of “beneficial ownership” assumes, among other things, that Mr. DeLuca converts the entire amount of principal and all accrued interest on the Note through October 19, 2008 into an aggregate of 9,861,364 shares and exercises all of his currently outstanding warrants into 500,000 shares of our common stock.

Index

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

Transactions with Officers and Directors
There are no transactions with Officers and Directors other than as a result of their employment or Board service relationship with our Company.

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

On June 16, 2006, Mr. Morini failed to repay the non-recourse note obligation to Galaxy.  On June 20, 2006, we delivered notice to Mr. Morini that we intended to exercise our rights to the Shares and retain all the Shares in full satisfaction of his obligations under the stockholder note receivable.  On July 6, 2006, Mr. Morini consented to our acceptance of the Shares in full satisfaction of his obligations under the stockholder note receivable.  Based upon the $0.42 closing price of our common stock as quoted on the OTC Bulletin Board on June 16, 2006, the Shares had an approximate value of $1,224,000 on such date. Accordingly, we recorded an additional expense of $1,428,000 in the fiscal year ended March 31, 2007 in order to record the additional decline in the value of the Shares from its $2,652,000 value as of March 31, 2006.  In July 2006, we cancelled the Shares along with 30,443 other treasury shares.

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

Pursuant to a Note Modification Agreement dated March 14, 2007, Galaxy and Mr. DeLuca agreed to extend the maturity date of the Convertible Note from October 19, 2007 to October 19, 2008.  All other terms of the Convertible Note remain the same.

Index

Pursuant to the Note Purchase Agreement dated July 19, 2006 and the Note Modification Agreement, our Convertible Note together with any accrued and unpaid interest thereon, is convertible at any time prior to payment into shares of our common stock at a conversion price of $0.35 per share. As a result of the convertible features of the Convertible Note, Mr. DeLuca’s ownership in Galaxy may increase from approximately 23% to nearly 52% by October 2008.  The calculation of ownership assumes, among other things, that Mr. DeLuca converts the entire amount of principal and all accrued interest on the Convertible Note through October 19, 2008 into an aggregate of 9,861,364 shares and exercises all of his currently outstanding warrants into 500,000 shares of our common stock.  The closing price of our common stock on June 26, 2008 as quoted on the OTC Bulletin Board was $0.19 per share. Unless the market price of our common stock increases between now and October 19, 2008, it is unlikely that Mr. DeLuca would choose to convert the Convertible Note and accrued interest thereon at his conversion price of $0.35 per share.  If Mr. DeLuca does not choose to convert this Convertible Note into stock and does not extend the maturity date of the Convertible Note, then we will be required to pay principal plus accrued interest thereon in the amount of $3,451,478 on October 19, 2008.

Mr. DeLuca’s has 100% interest in the above transaction.  Since December 2002, Mr. Lipka, our Chairman of the Board, has agreed to serve as a director of Galaxy at the request of Mr. DeLuca.  Mr. DeLuca has no other transactions with Galaxy other than those described above. Additionally, Mr. DeLuca has no other relationships with Galaxy other than as a note holder and a stockholder.

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

We received a letter on June 20, 2006, from all of the Note Holders notifying Galaxy that our failure to pay the amounts due and owing on the maturity date constitutes a default under the Notes held by those Note Holders.  Pursuant to the terms of the Notes, since we did not cure the default within 10 days after receipt of the notice of default, we were obligated to pay interest at the default rate of 8% above the Prime Rate beginning July 1, 2006.

Pursuant to a Note Purchase Agreement dated July 19, 2006, we issued the Convertible Note for $2,685,104 to Mr. DeLuca and used the proceeds to repay the Notes during the fiscal year ended March 31, 2007.

BC Advisors LLC has direct beneficial ownership of and has sole voting and dispositive power over all the reported shares of the above referenced Note Holders. Steven R. Becker is the sole principal of BC Advisors LLC.  BC Advisors LLC has no other relationships with Galaxy other than as a former note holder and a stockholder.

Index

Director Independence

Our Board is responsible for overseeing and interacting with senior management with respect to key aspects of our business, including strategic planning, management development and succession, operating performance, compliance and stockholder returns. It is the responsibility of the Board to select and evaluate a well-qualified Chief Executive Officer of high integrity, and to approve the appointment of other members of the senior management team. The Board provides general advice and counsel to our Chief Executive Officer and other senior executives.

As of June 26, 2008, the Board is comprised of the four positions.  The current members of the Board are David H. Lipka, Michael E. Broll, Peter J. Jungsberger and Robert S. Mohel.

The Board typically holds regular meetings throughout the year and special meetings are held when necessary. We do not have a policy with regard to directors' attendance at Annual Meetings of Stockholders.  However, the members of the Board typically attend the Annual Meeting of Stockholders, unless an emergency prevents them from doing so, and an organizational meeting follows immediately thereafter. All Board members attended the last Annual Meeting of Stockholders held on January 18, 2008. The Board of Directors met eight times during the fiscal year ended March 31, 2008, and each director attended at least 75% of these meetings.

As a company quoted on the OTC Bulletin Board, we are not subject to any independence standards.  However, we strive to have a Board comprised of at least 50% independent directors, within the meaning of the applicable NASDAQ rules.

The Board evaluated the relationships and the compensation paid to its directors as detailed above and under ITEM 11.  EXECUTIVE COMPENSATION in accordance with its independence standards.  Based on this evaluation, the Board considers Mr. Jungsberger and Mr. Mohel to be independent directors.   Mr. Broll is not an independent director due to his status as an employee of Galaxy and Mr. Lipka is not an independent director due to his annual compensation of $120,000 for his service as Chairman of the Board.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

On July 18, 2006, the Board selected Cross, Fernandez & Riley, LLP (“CFR”), an independent member of the BDO Seidman Alliance network of firms, as the new independent accountant to audit the registrant’s financial statements.  Certain employees of CFR were previously contracted by BDO Seidman, LLP (our former independent accountant) to perform audit work on our Company for the fiscal years ended March 31, 2006 and prior.  Other than communications in connection with the audit work performed by CFR for these periods and prior to July 18, 2006, there were no discussions between our Company and CFR regarding the application of accounting principles to specific completed or contemplated transactions, or the type of audit opinion that might be rendered on our financial statements. Furthermore, other than communications in connection with the audit work performed by CFR, no written or oral advice was provided by CFR that was an important factor considered by our Company in reaching a decision as to any accounting, auditing or financial reporting issue.  We have not consulted with CFR regarding any matter that was either the subject of a disagreement (as defined in paragraph (a)(1)(iv) of Item 304 of Regulation S-K and the related instructions to this item) or a reportable event (as described in paragraph (a)(1)(v) of Item 304 of Regulation S-K).

Audit Fees

With respect to the fiscal years ended March 31, 2008 and 2007, the aggregate fees (including expenses) charged to our Company by CFR for auditing the annual financial statements and reviewing interim financial statements were $120,650 and $102,690, respectively.  Audit fees consist of those fees incurred in connection with statutory and regulatory filings or engagements; fees necessary to perform an audit or review in accordance

Index

with Generally Accepted Auditing Standards; and services that generally only an independent accountant reasonably can provide, such as comfort letters, statutory audits, attest services, consents and assistance with and review of documents filed with the Securities and Exchange Commission (“SEC”).  These fees also include charges for the review and responses to SEC comment letters, accounting research in connection with the audit and audit committee meeting attendance.

Audit-Related Fees

Audit-related fees consist of the fees for auditing our 401k plan, due diligence procedures and research and consultation on proposed transactions.  There were no fees for audit-related services charged to our Company by CFR during the fiscal year ended March 31, 2008.   During the fiscal year ended March 31, 2007, CFR charged our Company $10,500 for audit-related fees.

Tax Fees

CFR prepared our annual federal and state income tax returns and assisted our Company in some additional tax research.  During each of the fiscal years ended March 31, 2008 and 2007, CFR charged our Company $6,750 and $8,767, respectively for these services.

All Other Fees

There were no fees for other services charged to our Company by CFR during the fiscal years ended March 31, 2008 and 2007.

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

The Audit Committee is responsible for approving all engagements to perform audit or non-audit services prior to Company engaging CFR.  All of the services under the headings Audit Fees, Audit-Related Fees, Tax Fees,

Index

and All Other Fees were approved by the Audit Committee pursuant to Rule 2-01 paragraph (c)(7)(i)(C) of Regulation S-X of the Exchange Act.

The Audit Committee considered and determined that CFR’s provision of non-audit services to our Company during the fiscal years ended March 31, 2008 and 2007 is compatible with maintaining their independence.

Index
PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements

The following financial statement documents are filed as part of this Form 10-K:
Balance Sheets at March 31, 2008 and 2007
Statements of Income for the fiscal years ended March 31, 2008 and 2007
Statements of Stockholders’ Deficit for the fiscal years ended March 31, 2008 and 2007
Statements of Cash Flows for the fiscal years ended March 31, 2008 and 2007
Notes to Financial Statements

Exhibits

The following Exhibits are filed as part of this Form 10-K:

Exhibit No                                Exhibit Description

*3.1
Restated Certificate of Incorporation of the Company as filed with the Secretary of State of the State of Delaware on December 23, 2002 (Filed as Exhibit 3.2 on Form 10-Q for the fiscal quarter ended December 31, 2002.)

*3.2	Amended and Restated Bylaws of Galaxy Nutritional Foods, Inc. dated February 6, 2008 (Filed as Exhibit 3.2 on Form 10-Q for the fiscal quarter ended December 31, 2007.)

*4.26	Asset Purchase Agreement dated June 30, 2005 between Galaxy Nutritional Foods, Inc. and Schreiber Foods, Inc. (Filed as Exhibit 4.25 on Form 8-K filed July 6, 2005.)

*4.27	Warrant to Purchase Securities of Galaxy Nutritional Foods, Inc. dated July 19, 2006 in favor of Frederick A. DeLuca (Filed as Exhibit 4.27 on Form 8-K filed July 25, 2006.)

*10.1	Loan and Security Agreement dated as of May 27, 2003 between Galaxy Nutritional Foods, Inc. and Textron Financial Corporation (Filed as Exhibit 10.1 on Form 8-K filed June 2, 2003.)

*10.2
Patent, Copyright and Trademark Collateral Security Agreement dated as of May 27, 2003 between Galaxy Nutritional Foods, Inc. and Textron Financial Corporation (Filed as Exhibit 10.2 on Form 8-K filed June 2, 2003.)

*10.3	Second Amended and Restated Employment Agreement dated as of October 13, 2003 between Galaxy Nutritional Foods, Inc. and Angelo S. Morini (Filed as Exhibit 10.1 on Form 8-K filed October 20, 2003.)

*10.12
Second Amendment to Loan and Security Agreement dated June 25, 2004 between Galaxy Nutritional Foods, Inc. and Textron Financial Corporation  (Filed as Exhibit 10.12 on Form 10-K for the fiscal year ended March 31, 2004.)

*10.13
Third Amendment to Lease Agreement dated June 10, 2004 between Galaxy Nutritional Foods, Inc. and Cabot Industrial Properties, L.P.  (Filed as Exhibit 10.13 on Form 10-K for the fiscal year ended March 31, 2004.)

*10.15	Employment Agreement dated July 8, 2004 between Galaxy Nutritional Foods, Inc. and Michael E. Broll (Filed as Exhibit 10.15 on Form 8-K filed July 13, 2004.)

Index
*10.16
Third Amendment to Loan and Security Agreement dated November 10, 2004 between Galaxy Nutritional Foods, Inc. and Textron Financial Corporation  (Filed as Exhibit 10.16 on Form 10-Q for the fiscal quarter ended December 31, 2004.)

*10.17	Fourth Amendment to Loan and Security Agreement dated June 3, 2005 between Galaxy Nutritional Foods, Inc. and Textron Financial Corporation (Filed as Exhibit 10.17 on Form 8-K filed June 22, 2005.)

*10.18	Letter Agreement dated June 17, 2005 between Galaxy Nutritional Foods, Inc. and Textron Financial Corporation (Filed as Exhibit 10.18 on Form 8-K filed June 22, 2005.)

*10.19
Supply Agreement dated June 30, 2005 between Galaxy Nutritional Foods, Inc. and Schreiber Foods, Inc.  Portions of the Supply Agreement have been omitted as indicated by asterisks pursuant to a request for confidential treatment in accordance with Section 552(b)(4) of the Freedom of Information Act ("FOIA"), 5 U.S.C. 552(b)(4) (Filed as Exhibit 10.19 on Form 8-K filed July 6, 2005.)

*10.22	Note and Warrant Purchase Agreement dated September 12, 2005 between Galaxy Nutritional Foods, Inc. and Frederick A. DeLuca (Filed as Exhibit 10.22 on Form 8-K filed September 16, 2005.)

*10.23	Note and Warrant Purchase Agreement dated September 28, 2005 between Galaxy Nutritional Foods, Inc. and Conversion Capital Master, Ltd. (Filed as Exhibit 10.23 on Form 8-K filed October 4, 2005.)

*10.24	Note and Warrant Purchase Agreement dated September 28, 2005 between Galaxy Nutritional Foods, Inc. and SRB Greenway Capital, L.P. (Filed as Exhibit 10.24 on Form 8-K filed October 4, 2005.)

*10.25	Note and Warrant Purchase Agreement dated September 28, 2005 between Galaxy Nutritional Foods, Inc. and SRB Greenway Capital (Q.P.), L.P. (Filed as Exhibit 10.25 on Form 8-K filed October 4, 2005.)

*10.26
Note and Warrant Purchase Agreement dated September 28, 2005 between Galaxy Nutritional Foods, Inc. and SRB Greenway Offshore Operating Fund, L.P. (Filed as Exhibit 10.26 on Form 8-K filed October 4, 2005.)

*10.27
First Amendment to Note and Warrant Purchase Agreement dated October 7, 2005 between Galaxy Nutritional Foods, Inc. and Frederick A. DeLuca (Filed as Exhibit 10.27 on Form 10-Q for the fiscal quarter ended September 30, 2005.)

*10.28
Fifth Amendment to Loan and Security Agreement dated November 14, 2005 between Galaxy Nutritional Foods, Inc. and Textron Financial Corporation  (Filed as Exhibit 10.28 on Form 10-Q for the fiscal quarter ended September 30, 2005.)

*10.29	Sixth Amendment to Loan and Security Agreement dated May 26, 2006 between Galaxy Nutritional Foods, Inc. and Textron Financial Corporation (Filed as Exhibit 10.29 on Form 8-K filed June 1, 2006.)

*10.30
Receivables Purchase Agreement, together with Addendum, dated June 23, 2006 between Galaxy Nutritional Foods, Inc. and Systran Financial Services Corporation (Filed as Exhibit 10.30 on Form 8-K filed June 29, 2006.)

*10.31
Convertible Note in the principal amount of $2,685,104.17 dated as of July 19, 2006 by Galaxy Nutritional Foods, Inc. in favor of Frederick A. DeLuca (Filed as Exhibit 4.26 on Form 8-K filed July 25, 2006.)

*10.32	Termination Agreement dated July 31, 2006 between Galaxy Nutritional Foods, Inc. and CLP Industrial Properties (Filed as Exhibit 10.32 on Form 8-K filed August 3, 2006.)

*10.33
Non-plan Option to Purchase Securities of Galaxy Nutritional Foods, Inc. dated August 7, 2006 in favor of Peter J. Jungsberger (Filed as Exhibit 10.33 on Form 10-Q for the fiscal quarter ended June 30, 2006.)

Index

*10.34
Non-plan Option to Purchase Securities of Galaxy Nutritional Foods, Inc. dated August 7, 2006 in favor of Robert S. Mohel (Filed as Exhibit 10.34 on Form 10-Q for the fiscal quarter ended June 30, 2006.)

*10.35	Non-plan Option to Purchase Securities of Galaxy Nutritional Foods, Inc. dated August 17, 2006 in favor of David H. Lipka (Filed as Exhibit 10.35 on Form 8-K filed August 21, 2006.)

*10.36	Non-plan Option to Purchase Securities of Galaxy Nutritional Foods, Inc. dated August 17, 2006 in favor of Michael E. Broll (Filed as Exhibit 10.36 on Form 8-K filed August 21, 2006.)

*10.37	Non-plan Option to Purchase Securities of Galaxy Nutritional Foods, Inc. dated August 17, 2006 in favor of Angelo S. Morini (Filed as Exhibit 10.37 on Form 8-K filed August 21, 2006.)

*10.38	Sublease Agreement dated October 3, 2006 between Galaxy Nutritional Foods, Inc. and Oracle Corporation (Filed as Exhibit 10.38 on Form 8-K filed October 10, 2006.)

*10.39
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

*10.40	Note Modification Agreement dated March 14, 2007 between Galaxy Nutritional Foods, Inc. and Frederick A. DeLuca (Filed as Exhibit 10.40 on Form 8-K filed March 20, 2007.)

*10.41	Second Amendment to the Employment Agreement dated May 3, 2007 between Galaxy Nutritional Foods, Inc. and Michael E. Broll. (Filed as Exhibit 10.41 on Form 8-K filed May 9, 2007.)

*10.42
First Amendment to Receivables Purchase Agreement dated March 28, 2007 between Galaxy Nutritional Foods, Inc. and Systran Financial Services Corporation (Filed as Exhibit 10.42 on Form 10-K for the fiscal year ended March 31, 2007.)

*10.43
Separation and General Release Agreement dated June 1, 2007 between Galaxy Nutritional Foods, Inc. and Christopher Morini (Filed as Exhibit 10.43 on Form 10-K for the fiscal year ended March 31, 2007.)

*10.44
Third Amendment to the Employment Agreement dated December 10, 2007 between Galaxy Nutritional Foods, Inc. and Michael E. Broll (Filed as Exhibit 10.44 on Form 10-Q for the fiscal quarter ended December 31, 2007.)

*10.45	Stay, Severance and Sales Bonus Plan effective December 10, 2007 (Filed as Exhibit 10.45 on Form 10-Q for the fiscal quarter ended December 31, 2007.)

*10.46	Second Amendment to Supply Agreement dated March 17, 2008 between Schreiber Foods, Inc. and Galaxy Nutritional Foods, Inc (Filed as Exhibit 10.46 on Form 8-K filed March 21, 2008)

*14.1	Code of Ethics (Filed as Exhibit 14.1 on Form 10-K for the fiscal year ended March 31, 2007.)

*20.1	Audit Committee Charter (Filed as Exhibit 20.1 on Form 10-Q for the fiscal quarter ended September 30, 2003.)

*20.2	Compensation Committee Charter (Filed as Exhibit 20.2 on Form 10-Q for the fiscal quarter ended September 30, 2003.)

31.1	Section 302 Certification of our Chief Executive Officer (Filed herewith.)

Index

31.2	Section 302 Certification of our Chief Financial Officer (Filed herewith.)

32.1	Section 906 Certification of our Chief Executive Officer (Filed herewith.)

32.2	Section 906 Certification of our Chief Financial Officer (Filed herewith.)

*	Previously filed and incorporated herein by reference.

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GALAXY NUTRITIONAL FOODS, INC.
(Registrant)

Date: June 30, 2008                                                                   /s/ Michael E. Broll
Michael E. Broll
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: June 30, 2008                                                                 /s/ Michael E. Broll
Michael E. Broll
Chief Executive Officer & Director
(Principal Executive Officer)

Date: June 30, 2008                                                                 /s/ Salvatore J. Furnari
Salvatore J. Furnari
Chief Financial Officer & Vice President of Finance
(Principal Financial & Accounting Officer)

Date: June 30, 2008                                                                 /s/ David H. Lipka
David H. Lipka
Director and Chairman of the Board

Date: June 30, 2008                                                                 /s/ Peter J. Jungsberger
Peter J. Jungsberger
Director

Date: June 30, 2008                                                                 /s/ Robert S. Mohel
Robert S. Mohel
Director and Chairman of the Audit Committee

Index