Form 10-Q
period 2008-06-30
GALAXY NUTRITIONAL FOODS INC
filed 2008-08-13
CIK 819527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
________________________________________________________________________________
(Mark One)
☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

1-407-855-5500
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑                                No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer  ☐                                                                      Accelerated filer  ☐                                   Non-accelerated filer  ☐Smaller reporting company  ☑
(Do not check if a smaller
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐                                No ☑

On August 11, 2008, there were 17,110,016 shares of common stock, $.01 par value per share, outstanding

Index

 GALAXY NUTRITIONAL FOODS, INC.

Index to Form 10-Q
For the Quarter Ended June 30, 2008

Index

PART I.  FINANCIAL INFORMATION
GALAXY NUTRITIONAL FOODS, INC.
Balance Sheets

		JUNE 30,	MARCH 31,
	Notes	2008	2008
		(Unaudited)

ASSETS	2
CURRENT ASSETS:
Cash		$1,879,124	$1,893,425
Trade receivables, net		2,284,251	2,516,496
Inventories, net		157,098	116,902
Prepaid expenses and other		219,205	95,906

Total current assets		4,539,678	4,622,729

PROPERTY AND EQUIPMENT, NET		70,003	65,671
OTHER ASSETS		62,104	68,463

TOTAL		$4,671,785	$4,756,863

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Secured borrowings	2	$--	$--
Accounts payable		1,397,670	1,393,810
Accrued and other current liabilities		959,434	1,028,049
Accrued employment contracts	3	142,325	282,599
Related party note payable	1,2	2,685,104	2,685,104

Total current liabilities		5,184,533	5,389,562

COMMITMENTS AND CONTINGENCIES	4	--	--

STOCKHOLDERS’ DEFICIT:
Common stock		171,100	171,100
Additional paid-in capital		70,167,149	70,167,149
Accumulated deficit		(70,850,997)	(70,970,948)

Total stockholders’ deficit		(512,748)	(632,699)

TOTAL		$4,671,785	$4,756,863

See accompanying notes to financial statements

Index

GALAXY NUTRITIONAL FOODS, INC.
Statements of Income
(UNAUDITED)

Three Months Ended June 30,	Notes	2008	2007

Net Sales		$6,036,590	$5,916,137
Cost of Goods Sold		4,075,755	3,460,368
GROSS MARGIN		1,960,835	2,455,769

OPERATING EXPENSES:
Selling		753,518	889,408
Delivery		238,731	246,845
General and administrative		658,529	623,616
Employment contract expense - general and administrative	3	--	346,447
Research and development		82,368	83,277
Total operating expenses		1,733,146	2,189,593

INCOME FROM OPERATIONS		227,689	266,176

INTEREST EXPENSE		(107,738)	(115,177)

INCOME BEFORE TAXES		119,951	150,999

INCOME TAX EXPENSE		--	--

NET INCOME		$119,951	$150,999

BASIC NET INCOME PER COMMON SHARE	6	$0.01	$0.01
DILUTED NET INCOME PER COMMON SHARE	6	$0.01	$0.01

See accompanying notes to financial statements.

Index

GALAXY NUTRITIONAL FOODS, INC.
Statements of Cash Flows
(UNAUDITED)

Three Months Ended June 30,	Notes	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:	7
Net Income		$119,951	$150,999
Adjustments to reconcile net income to net cash from (used in) operating activities:
Depreciation and amortization		11,876	10,971
Amortization of debt discount and financing costs		6,359	13,782
Provision for future credits and doubtful accounts on trade receivables		(199,313)	(304,000)
Inventory reserve		(11,333)	46,696
(Increase) decrease in:
Trade receivables		431,558	265,182
Inventories		(28,863)	(29,820)
Prepaid expenses and other		(123,299)	(10,833)
Increase (decrease) in:
Accounts payable		3,860	(460,034)
Accrued and other liabilities		(208,889)	(59,189)

NET CASH FROM (USED IN) OPERATING ACTIVITIES		1,907	(376,246)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment		(16,208)	(9,311)

NET CASH FROM (USED IN) INVESTING ACTIVITIES		(16,208)	(9,311)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings on secured borrowings		--	2,751

NET CASH FROM (USED IN) FINANCING ACTIVITIES		--	2,751

NET INCREASE (DECREASE) IN CASH		(14,301)	(382,806)

CASH, BEGINNING OF PERIOD		1,893,425	879,487

CASH, END OF PERIOD		$1,879,124	$496,681

See accompanying notes to financial statements.

Index

GALAXY NUTRITIONAL FOODS, INC.
Notes to Financial Statements
(UNAUDITED)

(1)           Summary of Significant Accounting Policies
The unaudited financial statements have been prepared by Galaxy Nutritional Foods, Inc. (the “Company”), in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and applicable rules and regulations of the Securities and Exchange Commission.  The accompanying financial statements contain all normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of such financial statements.  Certain information and disclosures normally included in the financial statements prepared in accordance with GAAP have been omitted under such rules and regulations although the Company believes that the disclosures are adequate to make the information presented not misleading.  The March 31, 2008 balance sheet data was derived from the audited financial statements, but does not include all disclosures required by GAAP.  These unaudited financial statements should be read in conjunction with the financial statements and notes included on Form 10-K for the fiscal year ended March 31, 2008.  Interim results of operations for the three-month period ended June 30, 2008 may not necessarily be indicative of the results to be expected for the full year.

Nature of Business and Going Concern
The Company develops and globally markets plant based cheese alternatives, organic dairy and other organic and natural food products to grocery and natural foods retailers, mass merchandisers and food service accounts. Galaxy Nutritional Foods Veggie®, the leading brand in the grocery cheese alternative category and the Company’s top selling product group, is primarily merchandised in the produce section and provides calcium and protein without cholesterol, saturated fat or trans-fat. Other popular brands include: Galaxy Nutritional Foods Rice®, Veggy®, Vegan®, Rice Vegan®, and Wholesome Valley Organic®. Galaxy Nutritional Foods, Inc. is dedicated to developing nutritious and delicious food products made with high quality natural ingredients that exceed the expectations of today’s health conscious consumers. The Company is also committed to reducing its environmental impact as part of its Eat Green for Body & Earth™ program that offsets carbon emissions associated with product shipping and emphasizes the use of organic ingredients.  The Company headquarters are located in Orlando, Florida, and its common stock is quoted on the OTC Bulletin Board under the symbol “GXYF.”

Schreiber Foods, Inc., a Wisconsin corporation (“Schreiber”), manufactures and distributes substantially all of the Company’s products in accordance with a Supply Agreement that was signed on June 30, 2005 (See Note 4).  Schreiber uses the Company’s formulas and processes to manufacture products for the Company’s customers.  The prices for such products are based on cost plus a processing fee as determined by the parties from time to time.

The Company’s ability to continue as a going concern depends upon successfully refinancing or obtaining sufficient cash resources to pay its Convertible Note and accrued interest thereon in the amount of $3,451,478 on October 19, 2008 (See Note 2) and obtaining positive cash flow from operations to sustain normal business operations.  With its current cash balances and the ability to borrow additional funds on its Commercial Finance Agreement, the Company believes that it currently has the ability to repay a majority of the Convertible Note and accrued interest thereon.  However, the payment of the entire balance of $3,451,478 would likely seriously and adversely impact its liquidity and put a cash strain on the Company without additional financing.  Management is currently in discussions with Mr. Frederick A. DeLuca, the Company’s largest stockholder, and others regarding options to extend the maturity date, refinance, and/or convert all or a portion of the Convertible Note and accrued interest thereon into equity on or before its maturity on October 19, 2008.

The Company’s current business plan continues to eliminate low margin private label and Galaxy imitation business from its sales mix, which is expected to result in slightly lower sales in fiscal 2009 than in fiscal 2008.  Additionally, the cost of goods sold is increasing due to higher ingredient costs that began in the third quarter of fiscal 2008, particularly casein, which will continue to negatively impact gross margins on a majority of the Company’s products.  During fiscal 2008, management implemented several initiatives in an effort to at least partially minimize the negative effect of these ingredient price increases. These strategies included reducing promotional spending and consumer advertising and increasing customer pricing on certain affected product lines, as well as, proposing reformulations on existing products to reduce the amount of required casein and expanding and accelerating the roll-out of new products which do not require casein.  The Company is continuing these initiatives throughout fiscal 2009.

Index

There can be no assurance that the Company will be successful in its business plan, its negotiations with Mr. DeLuca and/or other parties or that the terms of any such refinancing or conversions will not result in the issuance, or potential issuance, of a significant amount of equity securities that will cause substantial dilution to our stockholders. If the Company is not successful in refinancing the Convertible Note or in otherwise entering into a financing, sale, or other business transaction that infuses sufficient cash resources into the Company in the near future, any collection actions by Mr. DeLuca or other parties could have a material adverse affect on the liquidity and financial condition of the Company and on its ability to secure additional financing, and the Company may not be able to continue as a going concern. The accompanying financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business.  The financial statements do not include any adjustments that might result if the Company was forced to discontinue its operations.

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

Non-Cash Compensation Related to Stock-Based Transactions
Statement of Financial Accounting Standard (“SFAS”) No. 123 (revised 2004), “Share-Based Payment,” (“SFAS No. 123R”) requires companies to measure the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant-date fair value of the award and to recognize it as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period.

SFAS No. 123R applies to new awards and to awards modified, repurchased, or cancelled after the effective date, as well as to the unvested portion of awards outstanding as of the effective date. The Company uses the Black-Scholes option-pricing model to value its new stock option grants under SFAS No. 123R. SFAS No. 123R also requires the Company to estimate forfeitures in calculating the expense related to stock-based compensation. Additionally, SFAS No. 123R requires the Company to reflect cash flows resulting from excess tax benefits related to those options as a cash inflow from financing activities rather than as a reduction of taxes paid.

There were no issuances of stock awards or vesting of prior unvested stock awards during the three months ended June 30, 2008 and 2007.  Therefore, there were no assumptions under the Black-Scholes option-pricing model and no stock-based compensation expense during the three months ended June 30, 2008 and 2007.

Net Income per Common Share
Basic net income per common share is computed by dividing net income by the weighted average shares outstanding. Diluted net income per common share is computed by dividing adjusted net income by the weighted average shares outstanding plus potential common shares which would arise from the exercise of stock options and warrants using the treasury stock method and conversion of convertible debt using the if-converted method.

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

Index

Recent Accounting Pronouncements
There have been no significant pronouncements that were not already identified in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008 that are expected to have any impact on the Company’s results of operations, financial position and cash flows.

Income Taxes
The Company follows the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109,” (“FIN 48”).  FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The Company has not recognized a liability as a result of the implementation of FIN 48.  A reconciliation of the beginning and ending amount of unrecognized tax benefits has not been provided since there is no unrecognized benefit as of the date of adoption.  The Company has not recognized interest expense or penalties as a result of the implementation of FIN 48.  If there were an unrecognized tax benefit, the Company would recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  The Company files income tax returns in the U.S. federal jurisdiction and in various states.

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

Financial Instruments
In April 2008, the Company adopted SFAS No. 157, “Fair Value Measurements,” (“SFAS No. 157”) to value its financial assets and liabilities. The adoption of SFAS No. 157 did not have a significant impact on the Company’s results of operations, financial position or cash flows.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements.  SFAS No. 157 defines fair value as the exchange price that would be paid by an external party for an asset or liability (exit price).  SFAS No. 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  Three levels of inputs may be used to measure fair value:

•	Level 1 – Active market provides quoted prices for identical assets or liabilities;
•	Level 2 – Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable with market data; and
•
Level 3 – Unobservable inputs that are supported by little or no market activity, therefore requiring an entity to develop its own assumptions about the assumptions that market participants would use in pricing.

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2008.  The Company uses the market approach to measure fair value for its Level 1 financial assets and liabilities.  The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.  The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values.  These financial instruments which include cash, trade receivables, secured borrowings, related party note payable, accounts payable and accrued liabilities are valued using Level 1 inputs and are immediately available without market risk to principal.  Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.  The Company does not have other financial assets that would be characterized as Level 2 or Level 3 assets.

SFAS No. 157 is effective for non-financial assets and liabilities for its fiscal year beginning April 1, 2009.  The Company is currently assessing the impact of this pronouncement as it relates to non-financial assets and liabilities.

(2)           Secured Borrowings and Related Party Note Payable
Secured Borrowings
On June 23, 2006, the Company entered into a Receivables Purchase Agreement with Commercial Finance Division, formerly known as Systran Financial Services Corporation, a subsidiary of Textron Financial Corporation (“Commercial Finance”), whereby Commercial Finance provides financing to the Company through advances against certain trade receivable invoices due to the Company (the “Commercial Finance Agreement”).  The Commercial

Index

Finance Agreement is secured by the Company’s accounts receivable and all other assets.  Generally, subject to a maximum principal amount of $3,500,000 which can be borrowed under the Commercial Finance Agreement, the amount available for borrowing is equal to 85% of the Company’s eligible accounts receivable invoices less a dilution reserve and any required fixed dollar reserves.  The dilution and fixed dollar reserves are currently set at 7% and $100,000, respectively.  Advances under the Commercial Finance Agreement bear interest at a variable rate equal to the prime rate plus 1.5% per annum (6.50% on June 30, 2008).  However, the Commercial Finance Agreement requires a $4,500 minimum monthly interest charge to be assessed.   The Company is also obligated to pay a $1,500 monthly service fee.

The initial term of the Commercial Finance Agreement ends on June 23, 2009 and may renew automatically for consecutive twelve-month terms unless terminated sooner.  The Commercial Finance Agreement may be accelerated in the event of certain defaults by the Company including among other things, a default in the Company’s payment and/or performance of any obligation to Commercial Finance or any other financial institution, creditor, or bank; and any change in the conditions, financial or otherwise, of the Company which reasonably causes Commercial Finance to deem itself insecure.  In such an event, interest on the Company’s borrowings would accrue at the greater of twelve percent per annum or the variable rate of prime plus 1.5% and the Company would be liable for an early termination premium ranging from 1% to 3%, depending upon the timing of such termination, on the maximum principal amount available under the Commercial Finance Agreement.  Although the Company had approximately $1.7 million available to draw pursuant to this Commercial Finance Agreement as of June 30, 2008, there were no amounts advanced, because the Company did not need additional cash on such date.

In accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Debt,” the Company accounts for the Commercial Finance Agreement as a current liability since it is a full-recourse agreement and the Company maintains effective control over the accounts receivable.

Related Party Note Payable
Pursuant to a Note Purchase Agreement dated July 19, 2006, as amended on March 14, 2007, the Company issued an unsecured convertible note for $2,685,104 (the “Convertible Note”) to Mr. Frederick A. DeLuca.  The proceeds from the Convertible Note were used to repay or refinance several notes totaling $2.4 million that matured on June 15, 2006 and a $285,104 registration rights penalty owed to Mr. DeLuca. The Convertible Note accrues interest at 12.5% per annum and matures on October 19, 2008.  No interest or principal payments are required under the Convertible Note until its maturity.  Principal, together with any accrued and unpaid interest, on the Convertible Note is convertible at any time prior to payment into shares of the Company’s common stock at a conversion price of $0.35 per share.  The closing market price of the Company’s common stock as quoted on the OTC Bulletin Board on July 19, 2006 was $0.28.  As additional consideration for making the loan, the Company issued Mr. DeLuca a warrant (the “Warrant”) to purchase up to 200,000 shares of the Company’s common stock at an exercise price equal to $0.35 per share.  The Warrant is fully vested and can be exercised on or before the expiration date of July 19, 2009.  In July 2006, the Company recorded the $18,000 fair value of the Warrant as a discount to debt that was amortized from July 2006 through October 2007.

As a result of the convertible features of the Convertible Note, Mr. DeLuca’s ownership in the Company may increase from approximately 23% to nearly 52% by October 2008.  The calculation of ownership assumes, among other things, that Mr. DeLuca converts the entire amount of principal and all accrued interest on the Convertible Note through October 19, 2008 at the stated conversion rate of $0.35 per share into an aggregate of 9,861,364 shares and exercises all of his currently outstanding warrants into 500,000 shares of the Company’s common stock.  The closing price of the Company’s common stock on June 30, 2008 as quoted on the OTC Bulletin Board was $0.15 per share. Unless the market price of the Company’s common stock increases between now and October 19, 2008, it is unlikely that Mr. DeLuca would choose to convert the Convertible Note and accrued interest thereon at his conversion price of $0.35 per share.  If Mr. DeLuca does not choose to convert this Convertible Note into stock and does not extend the maturity date of the Convertible Note, then the Company will be required to pay principal plus accrued interest thereon in the amount of $3,451,478 on October 19, 2008.

With its current cash balances and the ability to borrow additional funds on its Commercial Finance Agreement, the Company believes it currently has the ability to repay a majority of the Convertible Note and accrued interest thereon by October 19, 2008.  However, the payment of the entire balance of $3,451,478 would likely seriously and adversely impact its liquidity and put a cash strain on the Company without additional financing.  Management is currently in discussions with Mr. DeLuca and others regarding options to extend the maturity date, refinance, and/or convert all or a portion of the Convertible Note and accrued interest thereon into equity on or before its maturity on October 19, 2008.

Index

There can be no assurance that the Company will be successful in its business plan, its negotiations with Mr. DeLuca and/or other parties or that the terms of any such refinancing or conversions will not result in the issuance, or potential issuance, of a significant amount of equity securities that will cause substantial dilution to our stockholders. If the Company is not successful in refinancing the Convertible Note or in otherwise entering into a financing, sale, or other business transaction that infuses sufficient cash resources into the Company in the near future, any collection actions by Mr. DeLuca or other parties could have a material adverse affect on the liquidity and financial condition of the Company and on its ability to secure additional financing, and the Company may not be able to continue as a going concern.

The Company recorded interest expense related to the Convertible Note in the amount of $84,842 in the three months ended June 30, 2008 and 2007.  Additionally, the Company amortized $2,883 of debt discount to interest expense in the three months ended June 30, 2007.  As of June 30, 2008, the outstanding principal balance on the Convertible Note is $2,685,104.

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

Because Mr. Morini is no longer performing ongoing services for the Company, the Company accrued and expensed the five-year cost of this agreement in October 2003.  The total estimated costs expensed under this agreement were $1,830,329 of which $104,049 remained unpaid but accrued as a current liability as of June 30, 2008.  The obligation is being paid out in nearly equal monthly installments ending in October 2008.

Christopher Morini
On June 1, 2007, Christopher E. Morini resigned from his position as Vice President of New Business Development in order to pursue other opportunities.  In accordance with the Separation and General Release Agreement which became effective on June 9, 2007, between the Company and Mr. C. Morini, the Company accrued $346,447 for wages and payroll taxes and expensed them under Employment Contract Expense - General and Administrative in the Company’s Statement of Income in June 2007.  After an initial lump sum payment of approximately $100,087, the remaining obligation is being paid out in nearly equal bi-weekly installments through February 2009.  As of June 30, 2008, $38,276 remained unpaid but accrued as a current liability.

(4)           Commitments and Contingencies
Supply Agreement
Schreiber manufactures and distributes substantially all of the Company’s products in accordance with a Supply Agreement that was signed on June 30, 2005 and amended on March 17, 2008.  Schreiber uses the Company’s formulas and processes to manufacture products for the Company’s customers.  The prices for such products are based on cost plus a processing fee as determined by the parties from time to time.  The major terms of the Supply Agreement are as follows:
•	The Initial Term of the Supply Agreement is a period of fifteen years from June 30, 2005 to June 30, 2020.
•
Schreiber may terminate the Supply Agreement prior to the end of the Initial Term, without penalty, upon provision of written notice to the Company issued at least six (6) months prior to such proposed termination date.  In such an event, the Company will use its commercially reasonable efforts to transition production of its products to a new supplier.  In the event the Company is unable to transition production for one or more of its products within such six (6) month period, upon the Company’s request, Schreiber will continue to provide such products to the Company, under the terms of the Supply Agreement, for an additional six (6) months after the date that would otherwise have been the effective date of such termination.

•
The Company may terminate the Supply Agreement prior to the end of the Initial Term, without penalty, upon provision of written notice to Schreiber issued at least six (6) months prior to such proposed termination date, provided that the effective date for such termination by the Company shall not be prior to December 31, 2012, unless a change of control of the Company shall have occurred, in which case the effective date for such termination by the Company shall not be prior to December 31, 2010.

Index
•
Schreiber may increase the processing fee component of the price once in any twelve-month period to reflect changes in labor and benefits, materials, utilities and energy.  If the proposed price exceeds the price at which the Company can obtain such item (either on its own or through another private labeling source), then the Company may elect such alternative source for such item.

•
The Company will be required to pay a shortfall payment should it terminate the Supply Agreement prior to a stated date, other than as a result of a breach by Schreiber or change of control in the Company.  The shortfall payment starts at $5,100,000 as of March 17, 2008 and declines by $1,700,000 per contract year until March 17, 2011, at which time the shortfall payment is eliminated.  If there is a change of control of either the Company or Schreiber, then the shortfall payment obligation will terminate and be extinguished as of the date of such change of control. However, if there is a change of control of the Company in connection with a sale of the Company where the purchase price exceeds $50 million, then the Company’s obligation to potentially remit a shortfall payment will not terminate.  In such an event, the Company’s obligation to remit a shortfall payment to Schreiber would not terminate until March 17, 2011.

Stay, Severance, Sales Bonus Plan
On December 10, 2007, the Company adopted a Stay Bonus, Severance Bonus and Sales Bonus Plan (the “Plan”) to provide incentives and protections to certain key executives and directors pursuant to a “Company Sale” (as defined), which generally includes an acquisition of at least 60% of the Company’s outstanding equity securities or acquisition of all or substantially all of the Company’s assets..  The Plan provides for a stay bonus pool up to $475,000 to be paid following the Company’s receipt of a definitive purchase offer (as defined in the Plan) upon the earlier of the consummation of a sale of the Company pursuant to such purchase offer or the termination of the purchase offer (other than as a result of a breach by the Company).  The stay bonus pool is to be paid $125,000 to David H. Lipka, the Company’s Chairman, and $100,000 to Michael E. Broll, the Company’s Chief Executive Officer.  The remaining $250,000 of the stay bonus pool is currently unallocated and may be granted to other key executives at the discretion of Messrs Lipka and Broll.  The Plan also provides for a severance bonus of $125,000 to be paid to David H. Lipka and $100,000 to be paid to Michael E. Broll in the event their positions are terminated other than for Cause (as defined in the Plan) or they resign within one year after the consummation of a sale of the Company.  Finally, the Plan provides for a sales bonus pool to be determined based on a range of selling prices.  The sales bonus pool will range from a minimum of $250,000 if the sale is in excess of a specified minimum sales target and will increase up to a maximum of 1.8% of the total sales price.  The sales bonus pool will be allocated 55.5% to David H. Lipka and 44.5% to Michael E. Broll upon the consummation of a sale of the Company. The Plan was approved unanimously by the Board of Directors and separately by the two independent members of the Board.

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

(5)	Non-Cash Compensation Related to Stock-Based Transactions
Effective April 1, 2006, SFAS No. 123R applies to new awards and to awards modified, repurchased, or cancelled after the effective date, as well as to the unvested portion of awards outstanding as of the effective date. The Company uses the Black-Scholes option-pricing model to value its new stock option grants under SFAS No. 123R.

Compensation cost arising from nonvested stock granted to employees and from non-employee stock awards is recognized as expense using the graded vesting attribution method over the vesting period. As of March 31, 2008, there was no remaining unrecognized compensation cost related to nonvested stock, and there were no stock-based transactions during the three months ended June 30, 2008 and 2007. Therefore, there was no stock-based compensation expense nor any unrecognized compensation cost related to nonvested stock for the three months ended June 30, 2008 and 2007.

Index

The following table summarizes the Company’s plan and non-plan stock options outstanding as of June 30, 2008, as well as activity during the three months then ended:
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at March 31, 2008	3,642,963	$2.72
Granted	—	—
Exercised	—	—
Forfeited or expired	—	—
Outstanding at June 30, 2008	3,642,963	$2.72	2.2	$-0-

Exercisable at June 30, 2008	3,642,963	$2.72	2.2	$-0-

There were no options granted and thus no weighted-average fair value computed on options during the three months ended June 30, 2008 and 2007.  At June 30, 2008, the aggregate intrinsic value of options outstanding and options exercisable was zero, because the market value of the underlying stock was below the average exercise price of all options. The closing price of the Company’s common stock on June 30, 2008 as quoted on the OTC Bulletin Board was $0.15 per share.  There were no options exercised during the three months ended June 30, 2008 and 2007 and therefore, no intrinsic value or cash received from option exercises.

 (6)           Earnings Per Share
The following is a reconciliation of basic net income per share to diluted net income per share:

Three Months Ended June 30,	2008	2007
Net income - basic	$119,951	$150,999
Plus interest on convertible related party note payable	84,842	84,842
Net income	$204,793	$235,841

Weighted average shares outstanding – basic	17,110,016	17,110,016
Potential shares issued upon conversion of related party note payable	9,323,278	8,348,329
Potential shares “in-the-money” under stock option and warrant agreements	--	740,000
Less: Shares assumed repurchased under the treasury stock method	--	(458,507)
Weighted average shares outstanding –diluted	26,433,294	25,739,838

Basic net income per common share	$0.01	$0.01
Diluted net income per common share	$0.01	$0.01

Options for 3,642,963 shares and warrants for 1,133,276 shares have not been included in the computation of diluted net income per common share for the three months ended June 30, 2008 as their effects were antidilutive.  Options for 4,552,755 shares and warrants for 1,077,857 shares have not been included in the computation of diluted net income per common share for three months ended June 30, 2007 as their effects were antidilutive.

Index

 (7)           Supplemental Cash Flow Information
For purposes of the statement of cash flows, all highly liquid investments with a maturity date of three months or less are considered to be cash equivalents.

Three months ended June 30,	2008	2007
Non-cash financing and investing activities:
Cash paid for:
Interest	16,537	16,553

(8)           Economic Dependence and Segment Information
The Company has one operating segment and sells to customers throughout the United States, Puerto Rico, and the U.S. controlled Virgin Islands (together considered the United States) and 12 foreign countries.  For the three months ended June 30, 2008 and 2007, the Company’s gross sales were $6,243,033 and $6,509,600, respectively. Gross sales derived from foreign countries were approximately $664,000 and $964,000, representing 11% and 15% of gross sales for the three months ended June 30, 2008 and 2007, respectively.  Gross sales are attributed to individual countries based on the customer’s shipping address.  The Company has no long-term assets located outside of the United States.

The following table sets forth the percentage of gross sales to each foreign country, which accounted for 10% or more of the Company’s foreign gross sales for the three months ended June 30, 2008 and 2007:

Percentage of Gross Foreign Sales
Three Months Ended June 30,
Country	2008	2007
Canada	89%	90%
Other	11%	10%

The Company had one customer that accounted for approximately 15% of gross sales for the three months ended June 30, 2008.  The Company had one customer that accounted for approximately 16% of gross sales for the three months ended June 30, 2007.  There were no customers whose balance outstanding was greater than 10% of accounts receivable as of June 30, 2008 or 2007.

Pursuant to the Supply Agreement with Schreiber, the Company purchased approximately 97% and 96% of its total raw material purchases from Schreiber for the three months ended June 30, 2008 and 2007, respectively.

Index

GALAXY NUTRITIONAL FOODS, INC.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Information in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to enhance a reader’s understanding of the financial condition, changes in financial condition and results of operations of our company.  This MD&A is a supplement to and should be read in conjunction with our financial statements and notes thereto appearing elsewhere in this report.  This Form 10-Q & MD&A contain forward-looking statements within the meaning of the federal securities laws that relate to future events or our future financial performance. These forward-looking statements are based on our current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by our company.  Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “project,” “estimate,” “may,” “will,” “could,” “should,” “potential,” or “continue” or the negative or variations of these words or similar expressions are intended to identify forward-looking statements.   Additionally, these forward-looking statements include, but are not limited to statements regarding:

•	Paying or refinancing certain debt obligations;

•	Improving cash flows from operations;

•	Marketing our existing products and those under development;

•	Our estimates of future revenue and profitability;

•	Our expectations and forecasts regarding future expenses, including cost of goods sold (casein, in particular), delivery, selling, general and administrative, and research and development expenses;

•	Our estimates regarding capital requirements and need for additional financing;

•	Competition in our market; and

•	Our ability to operate as a going concern.

Although we believe that these forward-looking statements are reasonable at the time they are made, these statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict.  Therefore, actual results may differ materially from our historical results and those expressed or forecasted in any forward-looking statements as a result of a variety of factors, including those set forth under “Risk Factors” and elsewhere in, or incorporated by reference into, this Form 10-Q and our Form 10-K for the fiscal year ended March 31, 2008.  We are not required and undertake no obligation to publicly update or revise any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

Terms such as “fiscal 2009”, “fiscal 2008”, or “fiscal 2007” refer to our fiscal years ending March 31, 2009, 2008, and 2007, respectively. Terms such as “first quarter,” “second quarter,” “third quarter,” or “fourth quarter” refer to the fiscal quarters ending June 30, September 30, December 31, or March 31, respectively.

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

Index

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

Marketing
We use several internal and external reports to monitor sales and profitability by product, brand, form and channel of sale to determine the outside factors affecting the sales levels.  These reports provide management information on which products, brands, forms and/or channel sales are increasing or decreasing both in units sold and price per unit. By reviewing these reports along with industry data from publications, syndicated retail consumption reports, and conversations with major retailers, other manufacturers in the food and beverage industry, and ingredient and service suppliers, we make decisions on which brands to promote and analyze trends in the consumer marketplace.

Our fiscal 2009 marketing plan is focused on consumer-centric strategies and non-price based programs to increase brand awareness and purchase intent. Consumer marketing programs include Veggie print advertising in Fitness and Parenting and Rice and Rice Vegan advertising in Vegetarian Times and VegNews. Fiscal 2009 advertisements will feature online coupon offers. In addition to print advertising, we expanded consumer marketing efforts to include online advertising with various campaigns targeting our Veggie and Vegan brands. Our public relations and media outreach will continue in fiscal 2009, as well as an education outreach on our new environmental program. Our Eat Green for Body & Earth™ campaign addresses the environmental impact of our business and communicates this message to our end consumers. The initiative, in addition to carbon offsets, emphasizes the use of organic ingredients, which do not release synthetic fertilizers and pesticides into the environment. Additionally, we have “greened” our offices by putting the environmentally conscious motto “reduce, reuse, recycle” into practice. This program is being expanded in fiscal 2009 to include a notation of “Carbon Free Shipping” on our product labels.

As we grow our marketing initiatives, valuable insights on campaign efficacy are gained and used to fine-tune our efforts. Such information is then used to increase our return on marketing expenditures by focusing on those efforts that increase brand and product awareness, increase consumer education and ultimately broaden the consumer base within the cheese alternative category.

Debt Maturity and Going Concern Issues
Pursuant to a Note Purchase Agreement dated July 19, 2006 as modified on March 14, 2007, we issued an unsecured convertible note for $2,685,104 (the “Convertible Note”) to Mr. Frederick A. DeLuca, the Company’s largest stockholder.  The Convertible Note together with any accrued and unpaid interest thereon, is convertible at the election of Mr. DeLuca, at

Index

any time on or prior to October 19, 2008 into shares of our common stock at a conversion price of $0.35 per share.  The closing price of our common stock on August 11, 2008 as quoted on the OTC Bulletin Board was $0.24 per share. Unless the market price of our common stock increases between now and October 19, 2008, it is unlikely that Mr. DeLuca would choose to convert the Convertible Note and accrued interest thereon at his conversion price of $0.35 per share.  If Mr. DeLuca does not choose to convert this Convertible Note into stock and does not extend the maturity date of the Convertible Note, then we will be required to pay principal plus accrued interest thereon in the amount of $3,451,478 on October 19, 2008.  With our current cash balances and the ability to borrow additional funds on our Commercial Finance Agreement, we believe that we currently have the ability to repay a majority of this obligation.  However, the payment of the entire balance would likely seriously and adversely impact our liquidity and put a cash strain on the Company without additional financing.  Additionally, our ability to repay could be adversely affected by any negative changes in our cash position between now and the maturity date of such Convertible Note.

We are currently in discussions with Mr. DeLuca and others regarding options to extend the maturity date, refinance, and/or convert all or a portion of the Convertible Note and accrued interest thereon into equity on or before its maturity on October 19, 2008.  There can be no assurance that we will be successful in our negotiations with Mr. DeLuca and/or other parties or that the terms of any such refinancing or conversions will not result in the issuance, or potential issuance, of a significant amount of equity securities that will cause substantial dilution to our stockholders.  In the event we are not successful, any collection actions by Mr. DeLuca could have a material adverse affect on the liquidity and financial condition of our Company and our ability to secure additional financing.  The default rate of interest on our Convertible Note is 17.5%.  Additionally, a default on our Convertible Note would trigger a cross default in our obligations under our Commercial Finance Agreement which would result in an acceleration of our obligations and subject us to a default rate of interest there under.  To the extent we have any borrowings outstanding at such time, such a cross default would further exacerbate our liquidity position and have a material adverse affect on our financial condition and we may not be able to continue as a going concern.

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

Management has discussed the selection of critical accounting policies and estimates with our Board of Directors, and the Board of Directors has reviewed our disclosure relating to critical accounting policies and estimates in this quarterly report on Form 10-Q. Our critical and significant accounting policies are described in Note 1 of our financial statements herein and in Note 1 of our Form 10-K for the fiscal year ended March 31, 2008.  The critical accounting policies used by management and the methodology for its estimates and assumptions are as follows:

Index

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

Based on the age of the receivable, cash collection history and past dilution in the receivables, we make an estimate of our anticipated bad debt, anticipated future authorized deductions due to current period activity and anticipated collections on non-authorized amounts that customers have currently deducted on past invoices.  Based on this analysis, we reserved $460,000 and $1,194,000 for known and anticipated future credits and doubtful accounts at June 30, 2008 and 2007, respectively.  We believe that this estimate is reasonable, but there can be no assurance that our estimate will not change given a change in economic conditions or business conditions within the food industry, our individual customer base or our Company.  Actual bad debt expense averages less than 1% of gross sales.

Inventory
Inventories are valued at the lower of cost or market.  Cost is determined using a weighted average method which approximates the first-in, first out method.  We review our inventory valuation each month and write off or reserve for inventory based on known or anticipated obsolete, discontinued and damaged goods.  In addition, we reduce the value of any finished good item to market value when that value is believed to be less than the cost of the item. Based on this analysis, we reserved $27,200 and $46,696 for known and anticipated future reductions in inventory value at June 30, 2008 and 2007, respectively.  We believe that this estimate is reasonable, but there can be no assurance that our estimate will not change given a change in economic conditions or business conditions within the food industry or our Company.

Deferred Taxes
Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  We have reserved our net deferred tax assets in full since we have not established a history of taxable income.

Valuation of Non-Cash Stock-Based Compensation
Statement of Financial Accounting Standard (“SFAS”) No. 123 (revised 2004), “Share-Based Payment,” (“SFAS No. 123R requires companies to measure the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant-date fair value of the award and to recognize it as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period.

SFAS No. 123R applies to new awards and to awards modified, repurchased, or cancelled after the effective date, as well as to the unvested portion of awards outstanding as of the effective date. We use the Black-Scholes option-pricing model to value our new stock option grants under SFAS No. 123R. SFAS No. 123R also requires us to estimate forfeitures in calculating the expense related to stock-based compensation. In addition, SFAS No. 123R requires us to reflect cash flows resulting from excess tax benefits related to those options as a cash inflow from financing activities rather than as a reduction of taxes paid.

There were no issuances of stock awards or vesting of prior unvested stock awards during the three months ended June 30, 2008 and 2007.  Therefore, there were no assumptions under the Black-Scholes option-pricing model and no stock-based compensation expense during the three months ended June 30, 2008 and 2007.

Results of Operations

	3-Months Ended June 30,
	2008	2007	$ Change	% Change

Net Sales	6,036,590	5,916,137	120,453	2.0%
Cost of Goods Sold	4,075,755	3,460,368	615,387	17.8%
Gross Margin	1,960,835	2,455,769	(494,934)	-20.2%

Gross Profit %	32.5%	41.5%

Index

Sales
For the three months ended June 30, 2008 and 2007, our gross sales before discounts, returns and allowances were $6,243,033 and $6,509,600, respectively.  The following chart sets forth the percentage of gross sales derived from our product brands during the three months ended June 30, 2008 and 2007:

Percentage of Gross Sales
Three Months Ended June 30,
Brand	2008	2007
Veggie	68.7%	66.7%
Rice	12.2%	12.5%
Private Label, Imitation & Other	8.0%	11.0%
Wholesome Valley Organic	3.8%	2.1%
Vegan	3.7%	3.6%
Veggy	3.6%	4.1%

Although gross sales decreased approximately 4%, our net sales, after discounts, returns and allowances, in the three months ended June 30, 2008 increased 2% from net sales in the three months ended June 30, 2007.  The reason for the increase in net sales is the strategic decision to reduce certain vendor promotions and discounts in order to help offset some of the increase in cost of goods sold as detailed below.  The sales mix in the three months ended June 30, 2008 remained similar to that in the prior year period except for the continued reduction of the lower margin private label and imitation business.

We anticipate that our annual sales in fiscal 2009 will be lower than sales reported in fiscal 2008 reflecting the lower baseline sales projected after further elimination of lower margin imitation business.

Cost of Goods Sold
Cost of goods sold increased nine percentage points to 67% of net sales in the three months ended June 30, 2008 compared to 58% of net sales in the three months ended June 30, 2007.  This increase in cost of goods sold as a percentage of net sales is primarily due to increased prices in casein. Casein is a dried skim milk protein that is the principal raw ingredient used in most of our products.  The average price of casein increased more than 98% in the three months ended June 30, 2008 compared to the three months ended June 30, 2007 due to a current worldwide shortage and, because we buy most of our casein from foreign suppliers, a weaker US Dollar in relation to the Euro that began in the third quarter of fiscal 2008. However, the first quarter fiscal 2009 average price of casein is approximately 47% higher than the annual fiscal 2008 average and less than 1% higher than the fourth quarter of fiscal 2008; thereby indicating a possible stabilization in the cost of casein.

Forecasts from our suppliers indicate that these historically high casein prices may likely remain at these high levels throughout the remainder of fiscal 2009.  This dramatic increase in supply costs is expected to substantially increase our cost of goods sold and correspondingly substantially reduce our gross margins in fiscal 2009.

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

Gross Margin
Gross margin dollars declined 20% in the three months ended June 30, 2008 compared to the three months ended June 30, 2007.  Additionally, gross profit declined approximately 9 percentage points from an average of 42% in the three months ended June 30, 2007 to 33% in the three months ended June 30, 2008.  This decrease in gross margin dollars and profits is primarily due to the rapid increase in the cost of goods sold as stated above.  We do not believe that we are able to pass this entire cost increase on to our consumers through immediate price increases without causing substantial reductions in our sales volumes.

We anticipate that in fiscal 2009, gross margins on a majority of our products will be lower than those in fiscal 2008 since the cost increases primarily took place in the third and fourth quarter of fiscal 2008.  We further anticipate that gross margins as a percentage of net sales for fiscal 2009 will be approximately five to ten percentage points lower than our fiscal 2008 annual average.  Additionally, we anticipate that our income from operations will continue to be materially and adversely affected by the decline in gross margins.

Index

EBITDA
We utilize certain GAAP measures such as Operating Income and Net Income and certain non-GAAP measures, in order to compute key financial measures that are reviewed by management, lenders and investors in order to effectively review our current on-going operations and analyze trends related to our financial condition and results of operations.  The non-GAAP measures are key factors upon which we prepare and review our budgets and forecasts. In our calculation of key financial non-GAAP measures for adjusted Operating Income, adjusted Net Income and adjusted EBITDA, we exclude items such as non-cash compensation related to stock-based transactions, certain employment contract expenses and disposal costs.  These adjusted measures are not in accordance with, or an alternative for, generally accepted accounting principles and may be different from non-GAAP measures reported by other companies.

	3-Months Ended June 30,
	2008	2007	$ Change	% Change
Net Sales	6,036,590	5,916,137	120,453	2.0%
Cost of Goods Sold	4,075,755	3,460,368	615,387	17.8%
Gross Margin	1,960,835	2,455,769	(494,934)	-20.2%

Operating Expenses:
Selling	753,518	889,408	(135,890)	-15.3%
Delivery	238,731	246,845	(8,114)	-3.3%
General and administrative(1)	658,529	623,616	34,913	5.6%
Employment contract expense(2)	--	346,447	(346,447)	-100.0%
Research and development	82,368	83,277	(909)	-1.1%
Total operating expenses	1,733,146	2,189,593	(456,447)	-20.8%
Income from Operations	227,689	266,176	(38,487)	-14.5%

Interest expense, net	(107,738)	(115,177)	7,439	-6.5%
Income before Taxes	119,951	150,999	(31,048)	-20.6%

Federal Income Tax Expense	--	--	--	0.0%
NET INCOME	119,951	150,999	(31,048)	-20.6%

Interest expense, net	107,738	115,177	(7,439)	-6.5%
Depreciation	11,876	10,971	905	8.2%
EBITDA, (a non-GAAP measure)	239,565	277,147	(37,582)	-13.6%

EBITDA, as a % of Net Sales	4.0%	4.7%

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

(2)
In our calculation of key financial measures, we exclude the employment contract expenses related to Christopher Morini, because we believe that this item does not reflect expenses related to our current on-going operations.

Selling
Selling expense is partly a function of sales through variable costs such as brokerage commissions and promotional costs and partly fixed with certain fixed costs for marketing campaigns and employee salaries and benefits.  Selling expense as a percentage of net sales was approximately 13% and 15% in the three months ended June 30, 2008 and 2007, respectively. Historically, selling expenses averaged 14%-15% of net sales.  We expect that fixed selling expense amounts for advertising and market research in fiscal 2009 will be consistent with fiscal 2008, but fiscal 2009 selling expenses will increase as a percentage of sales compared to fiscal 2008 due to a higher percentage of advertising and promotion costs on the products in our sales mix. Nearly all of our promotional spending is directed toward our branded products and is therefore tied more to our branded sales levels rather than overall sales.  As we expect to further eliminate lower margin imitations sales in fiscal 2009, our selling expenses as a percentage of overall sales may slightly increase.

Index

Delivery
Delivery expense is primarily a function of sales as our primary supplier drop-ships products to our customers and charges a fixed, per-pound contractual delivery fee that is subject to adjustment from time to time.  Delivery costs averaged 4% of net sales in the three months ended June 30, 2008 and 2007 as anticipated.  We anticipate that delivery expense for fiscal 2009 will remain at approximately 4% of net sales.

General and administrative
In the three months ended June 30, 2008, legal fees declined by approximately $67,000 as a result of a change in our primary general counsel and as a result of less time consuming legal transactions compared to the three months ended June 30, 2007.  However, this reduction in legal fees was offset by a $67,000 increase in employee costs due to increases in existing employee payroll and benefits, as well as increases in consulting fees.  The net result was a slight increase in general and administrative expenses of approximately 6% in the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008.

Excluding the effects of non-cash compensation related to stock-based transactions, which cannot be predicted, we anticipate that in fiscal 2009 general and administrative expenses will remain consistent with the total expense in fiscal 2008.

Employment Contract Expense
On June 1, 2007, Christopher Morini resigned from his position as Vice President of New Business Development in order to pursue other opportunities.  In accordance with the Separation and General Release Agreement which became effective on June 9, 2007, between our Company and Mr. C. Morini, we accrued $346,447 for wages and payroll taxes and expensed them under Employment Contract Expense-General and Administrative in the Statement of Operations in June 2007.  After an initial lump sum payment of approximately $38,276, the remaining obligation is being paid out in nearly equal bi-weekly installments through February 2009.

Research and Development
Research and development expenses decreased by less than $1,000 or 1% in the three months ended June 30, 2008 compared to June 30, 2007.  We anticipate that research and development costs will be slightly higher in fiscal 2009, based on current plans for new product development and existing product reformulations to improve taste and quality and to possibly reduce casein content.

Interest expense
Interest expense decreased slightly by approximately $7,000 or 6% in the three months ended June 30, 2008 compared to the three months ended June 30, 2007. The decrease in interest expense is primarily the result of no debt discount amortization and less loan costs remaining to be amortized.

We anticipate that our interest expense will remain lower in fiscal 2009 due to lower debt balances and interest rates.  Our current loan facility with Commercial Finance Division accrues interest based on a variable prime plus rate.  Prime rate is currently at 5.0% and it is uncertain if this will change during fiscal 2009.  Any changes in the prime rate would affect our interest expense in fiscal 2009.

Liquidity and Capital Resources

Future Capital Needs
We received a report from our independent accountants relating to our audited financial statements as of March 31, 2008 containing a paragraph stating that because we may be required to pay the Convertible Note and accrued interest thereon in full by October 19, 2008 which may leave us with insufficient cash funds to continue operations, there is substantial doubt as to our ability to continue as a going concern.  Our ability to continue as a going concern depends upon the outcome of our discussions with Mr. DeLuca and others regarding options to extend the maturity date, refinance, and/or convert all or a portion of the Convertible Note and accrued interest thereon into equity or successfully obtaining sufficient cash resources to pay $3,451,478 on October 19, 2008 and obtaining positive cash flow from operations to sustain normal business operations.

Our current business plan continues to eliminate low margin private label and Galaxy imitation business from our sales mix, which is expected to result in slightly lower sales in fiscal 2009 than in fiscal 2008.  Additionally, the cost of goods sold is increasing due to higher ingredient costs that began in the third quarter of fiscal 2008, particularly casein, which will

Index

continue to negatively impact gross margins on a majority of our products.  During fiscal 2008, we implemented several initiatives in an effort to at least partially minimize the negative effect of these ingredient price increases. These strategies included reducing promotional spending and consumer advertising and increasing customer pricing on certain affected product lines, as well as, proposing reformulations on existing products to reduce the amount of required casein and expanding and accelerating the roll-out of new products which do not require casein.  We are continuing these initiatives throughout fiscal 2009.  With our current cash balances and the ability to borrow additional funds on our Commercial Finance Agreement, we believe that we currently have the ability to repay a majority of the Convertible Note and accrued interest thereon by October 19, 2008.  However, the payment of the entire balance of $3,451,478 would likely seriously and adversely impact our liquidity and put a cash strain on the Company without additional financing.

There can be no assurance that we will be successful in our business plan, our negotiations with Mr. DeLuca and/or other parties or that the terms of any such refinancing or conversions will not result in the issuance, or potential issuance, of a significant amount of equity securities that will cause substantial dilution to our stockholders. If we are not successful in our business plan, refinancing the Convertible Note or in otherwise entering into a financing, sale, or other business transaction that infuses sufficient cash resources into our Company in the near future, any collection actions by Mr. DeLuca or other parties could have a material adverse affect on the liquidity and financial condition of our Company and on our ability to secure additional financing and we may not be able to continue as a going concern.

3-Months Ended June 30,	2008	2007	$ Change	% Change
Cash from (used in) operating activities	1,907	(376,246)	378,153	-100.5%
Cash from (used in) investing activities	(16,208)	(9,311)	(6,897)	74.1%
Cash from (used in) financing activities	--	2,751	(2,751)	-100.0%
Net increase (decrease) in cash	(14,301)	(382,806)	368,505	-96.3%

Operating and Investing Activities
We are continuing to provide positive cash flow from operations with faster collections on accounts receivable and maximizing our vendor terms. We continually review our accounts receivable collection, inventory levels and accounts payable practices in order to maximize cash flow from operations.

In the three months ended June 30, 2008 and 2007, cash used in investing activities related to our purchase of additional office equipment.

Financing Activities
There were no financing activities during the three months ended June 30, 2008 and 2007 except that related to our secured borrowings.

Debt Financing
On June 23, 2006, we entered into a Receivables Purchase Agreement with Commercial Finance Division, formerly known as Systran Financial Services Corporation, a subsidiary of Textron Financial Corporation (“Commercial Finance”), whereby Commercial Finance provides financing to our Company through advances against certain trade receivable invoices due to our Company (the “Commercial Finance Agreement”).  The Commercial Finance Agreement is secured by our accounts receivable and all other assets.  Generally, subject to a maximum principal amount of $3,500,000 which can be borrowed under the Commercial Finance Agreement, the amount available for borrowing is equal to 85% of our eligible accounts receivable invoices less a dilution reserve and any required fixed dollar reserves.  The dilution and fixed dollar reserves are currently set at 7% and $100,000, respectively.  Advances under the Commercial Finance Agreement bear interest at a variable rate equal to the prime rate plus 1.5% per annum (6.50% on June 30, 2008).  However, the Commercial Finance Agreement requires a $4,500 minimum monthly interest charge to be assessed.   We are also obligated to pay a $1,500 monthly service fee.  A default in our obligations to Mr. DeLuca under the Convertible Note would trigger a cross default under our Commercial Finance Agreement.

The initial term of the Commercial Finance Agreement ends on June 23, 2009 and may renew automatically for consecutive twelve-month terms unless terminated sooner.  The Commercial Finance Agreement may be accelerated in the event of certain defaults by our Company including among other things, a default in our payment and/or performance of any obligation to Commercial Finance or any other financial institution, creditor, or bank; and any change in the conditions, financial or otherwise, of our Company which reasonably causes Commercial Finance to deem itself insecure.  In such an event, interest on our borrowings would accrue at the greater of twelve percent per annum or the variable rate of prime plus

Index

1.5% and we would be liable for an early termination premium ranging from 1% to 3%, depending upon the timing of such termination, on the maximum principal amount available under the Commercial Finance Agreement.  Although we had approximately $1.7 million available to draw pursuant to this Commercial Finance Agreement as of June 30, 2008, there were no amounts advanced, because we did not need additional cash on such date.  The net amount of cash provided under the Commercial Finance Agreement during the three months ended June 30, 2008 and 2007 was $0 and $2,751, respectively.

Recent Accounting Pronouncements
There have been no significant pronouncements that were not already identified in our Annual Report on Form 10-K for the fiscal year ended March 31, 2008 that are expected to have any impact on our results of operations, financial position or cash flows.

Item 4T. Controls and Procedures
Management is responsible for the preparation of our financial statements and related information. Management uses its best judgment to ensure that the financial statements present fairly, in all material respects, our financial position and results of operations in conformity with generally accepted accounting principles.

Management is responsible for establishing and maintaining adequate internal control over financial reporting.  Under the supervision of management, including the Chief Executive Officer ("CEO") and the Chief Financial Officer ("CFO"), we conducted an evaluation of the effectiveness of our internal control over financial reporting based on “Internal Control - Integrated Framework,” published in 1992 by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission and subsequent guidance prepared by the COSO specifically for smaller public companies. Based on that evaluation, our management, including the CEO and CFO, concluded that our internal control over financial reporting was effective in timely bringing to their attention material information related to our Company required to be included in our periodic Securities and Exchange Commission filings as of our fiscal year ended March 31, 2008.  During the quarter ended June 30, 2008, there were no changes in our internal controls over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect those controls.

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

Our annual report as of March 31, 2008 did not include an attestation report of Cross Fernandez Riley LLP, our registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in our annual report.

Index

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

In addition to the other information in this Form 10-Q and risk factors previously disclosed in our Annual Report on Form 10-K for the year ended March 31, 2008, the following are some of the factors as of August 11, 2008, that could cause our Company’s actual results to differ materially from the expected results described in or underlying our Company’s forward-looking statements.  These factors should be considered carefully while evaluating our business and prospects.   If any of the following risks actually occur, they could seriously harm our business, financial condition, results of operations or cash flows.

We may be required to repay our Convertible Note to Mr. DeLuca.
Pursuant to a Note Purchase Agreement dated July 19, 2006 as modified on March 14, 2007, we issued an unsecured convertible note for $2,685,104 (the “Convertible Note”) to Mr. Frederick A. DeLuca.  The Convertible Note together with any accrued and unpaid interest thereon, is convertible at the election of Mr. DeLuca, at any time on or prior to October 19, 2008 into shares of our common stock at a conversion price of $0.35 per share.  The closing price of our common stock on August 11, 2008 as quoted on the OTC Bulletin Board was $0.24 per share. Unless the market price of our common stock increases between now and October 19, 2008, it is unlikely that Mr. DeLuca would choose to convert the Convertible Note and accrued interest thereon at his conversion price of $0.35 per share.  If Mr. DeLuca does not choose to convert this Convertible Note into stock and does not extend the maturity date of the Convertible Note, then we will be required to pay principal plus accrued interest thereon in the amount of $3,451,478 on October 19, 2008.  With our current cash balances and the ability to borrow additional funds on our Commercial Finance Agreement, we believe that we currently have the ability to repay a majority of this obligation.  However, the payment of the entire balance would likely seriously and adversely impact our liquidity and put a cash strain on the Company without additional financing.  Additionally, our ability to repay could be adversely affected by any negative changes in our cash position between now and the maturity date of such Convertible Note.

We are currently in discussions with Mr. DeLuca and others regarding options to extend the maturity date, refinance, and/or convert all or a portion of the Convertible Note and accrued interest thereon into equity on or before its maturity on October 19, 2008.  There can be no assurance that we will be successful in our negotiations with Mr. DeLuca and/or other parties or that the terms of any such refinancing or conversions will not result in the issuance, or potential issuance, of a significant amount of equity securities that will cause substantial dilution to our stockholders.  In the event we are not successful, any collection actions by Mr. DeLuca could have a material adverse affect on the liquidity and financial condition of our Company and our ability to secure additional financing.  The default rate of interest on our Convertible Note is 17.5%.  Additionally, a default on our Convertible Note would trigger a cross default in our obligations under our Commercial Finance Agreement which would result in an acceleration of our obligations and subject us to a default rate of interest there under.  To the extent we have any borrowings outstanding at such time, such a cross default would further exacerbate our liquidity position and have a material adverse affect on our financial condition and we may not be able to continue as a going concern.

We may not be able continue as a going concern on a long-term basis.
We received a report from our independent accountants relating to our audited financial statements as of March 31, 2008 containing a paragraph stating that because we may be required to pay the Convertible Note and accrued interest thereon in full by October 19, 2008 which may leave us with insufficient cash funds to continue operations, there is substantial doubt as to our ability to continue as a going concern.  Our ability to continue as a going concern depends upon the outcome of our

Index

discussions with Mr. DeLuca and others regarding options to extend the maturity date, refinance, and/or convert all or a portion of the Convertible Note and accrued interest thereon into equity or successfully obtaining sufficient cash resources to pay $3,451,478 on October 19, 2008 and obtaining positive cash flow from operations to sustain normal business operations. With our current cash balances and the ability to borrow additional funds on our Commercial Finance Agreement, we believe that we currently have the ability to repay a majority of the Convertible Note and accrued interest thereon.  However, the payment of the entire balance of $3,451,478 would likely seriously and adversely impact our liquidity and put a cash strain on the Company without additional financing.

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

Our current business plan continues to eliminate low margin private label and Galaxy imitation business from our sales mix, which is expected to result in slightly lower sales in fiscal 2009 than in fiscal 2008.  Additionally, the cost of goods sold is increasing due to higher ingredient costs that began in the third quarter of fiscal 2008, particularly casein, which will continue to negatively impact gross margins on a majority of our products.  During fiscal 2008, we implemented several initiatives in an effort to at least partially minimize the negative effect of these ingredient price increases. These strategies included reducing promotional spending and consumer advertising and increasing customer pricing on certain affected product lines, as well as, proposing reformulations on existing products to reduce the amount of required casein and expanding and accelerating the roll-out of new products which do not require casein.  We are continuing these initiatives throughout fiscal 2009.

There can be no assurance that we will be successful in our business plan, our negotiations with Mr. DeLuca and/or other parties or that the terms of any such refinancing or conversions will not result in the issuance, or potential issuance, of a significant amount of equity securities that will cause substantial dilution to our stockholders. If we are not successful in refinancing the Convertible Note or in otherwise entering into a financing, sale, or other business transaction that infuses sufficient cash resources into our Company in the near future, any collection actions by Mr. DeLuca or other parties could have a material adverse affect on the liquidity and financial condition of our Company and on our ability to secure additional financing, and we may not be able to continue as a going concern.

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

Additionally, due to a current worldwide shortage and, because we buy most of our casein from foreign suppliers,  a weaker US Dollar in relation to the Euro, the average price of casein increased more than 98% in the three months ended June 30, 2008 compared to the three months ended June 30, 2007. However, the first quarter fiscal 2009 average price of casein is approximately 47% higher than the annual fiscal 2008 average and less than 1% higher than the fourth quarter of fiscal 2008; thereby indicating a possible stabilization in the cost of casein.  Forecasts from our suppliers indicate that these historically high casein prices may likely remain at these high levels throughout fiscal 2009.  This dramatic increase in supply costs is expected to substantially increase our cost of goods sold and correspondingly substantially reduce our gross margins in fiscal 2009.

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

Index

continue to be adversely affected by the lower gross margins when comparing to prior years unless the cost of casein declines.

A private investor owns a large percentage of the outstanding shares, which could materially limit the ownership rights of investors.
As of August 11, 2008, Frederick DeLuca, a private investor, owned approximately 23% of our outstanding common stock and held warrants and a convertible note which, if exercised with accrued and unpaid interest on the convertible note as of such date and assuming the exercise of no other outstanding options or warrants, would give him ownership of approximately 51% of our outstanding common stock.  Investors who purchase common stock in our Company may be unable to elect any specific members of the board of directors or exercise significant control over us or our business as a result of Mr. DeLuca’s ownership of our common stock and our outstanding note obligations to Mr. DeLuca. Additionally, Mr. DeLuca may be able to exercise significant influence over our policies and Board composition.

Stockholders may experience further dilution.
We have a substantial number of outstanding options and warrants and the Convertible Note to acquire shares of common stock.  As of August 11, 2008, we have a total of 15,388,526 shares reserved for future issuance upon exercise of options or warrants and conversion of the Convertible Note.  None of these securities are “in the money,” as of such date.  “In the money” generally means that the current market price of the common stock is above the exercise price of the shares subject to the option, warrant or note conversion.  The issuance of common stock upon the exercise of these options and warrants or note conversion could adversely affect the market price of the common stock or result in substantial dilution to our existing stockholders.  In addition, any future securities issuances by our Company, especially in connection with the refinancing of the Convertible Note, could result in the issuance, or potential issuance, of a significant amount of equity securities that will cause substantial dilution to our stockholders, particularly given the current low trading price of our common stock.

Index

 Item 6.               Exhibits

The following exhibits are filed as part of this Form 10-Q:

Exhibit No                                           Exhibit Description

* 3.1
Restated Certificate of Incorporation of the Company as filed with the Secretary of State of the State of Delaware on December 23, 2002 (Filed as Exhibit 3.2 on Form 10-Q for the fiscal quarter ended December 31, 2002.)

* 3.2	Amended and Restated Bylaws of Galaxy Nutritional Foods, Inc. dated February 6, 2008 (Filed as Exhibit 3.2 on Form 10-Q for the fiscal quarter ended December 31, 2007.)

* 4.1	Asset Purchase Agreement dated June 30, 2005 between Galaxy Nutritional Foods, Inc. and Schreiber Foods, Inc. (Filed as Exhibit 4.25 on Form 8-K filed July 6, 2005.)

* 4.2	Warrant to Purchase Securities of Galaxy Nutritional Foods, Inc. dated July 19, 2006 in favor of Frederick A. DeLuca (Filed as Exhibit 4.27 on Form 8-K filed July 25, 2006.)

*10.1	Second Amended and Restated Employment Agreement dated as of October 13, 2003 between Galaxy Nutritional Foods, Inc. and Angelo S. Morini (Filed as Exhibit 10.1 on Form 8-K filed October 20, 2003.)

*10.2	Employment Agreement dated July 8, 2004 between Galaxy Nutritional Foods, Inc. and Michael E. Broll (Filed as Exhibit 10.15 on Form 8-K filed July 13, 2004.)

*10.3	Second Amendment to the Employment Agreement dated May 3, 2007 between Galaxy Nutritional Foods, Inc. and Michael E. Broll. (Filed as Exhibit 10.41 on Form 8-K filed May 9, 2007.)

*10.4
Third Amendment to the Employment Agreement dated December 10, 2007 between Galaxy Nutritional Foods, Inc. and Michael E. Broll (Filed as Exhibit 10.44 on Form 10-Q for the fiscal quarter ended December 31, 2007.)

*10.5
Non-plan Option to Purchase Securities of Galaxy Nutritional Foods, Inc. dated August 7, 2006 in favor of Peter J. Jungsberger (Filed as Exhibit 10.33 on Form 10-Q for the fiscal quarter ended June 30, 2006.)

*10.6
Non-plan Option to Purchase Securities of Galaxy Nutritional Foods, Inc. dated August 7, 2006 in favor of Robert S. Mohel (Filed as Exhibit 10.34 on Form 10-Q for the fiscal quarter ended June 30, 2006.)

*10.7	Non-plan Option to Purchase Securities of Galaxy Nutritional Foods, Inc. dated August 17, 2006 in favor of David H. Lipka (Filed as Exhibit 10.35 on Form 8-K filed August 21, 2006.)

*10.8	Non-plan Option to Purchase Securities of Galaxy Nutritional Foods, Inc. dated August 17, 2006 in favor of Michael E. Broll (Filed as Exhibit 10.36 on Form 8-K filed August 21, 2006.)

*10.9	Non-plan Option to Purchase Securities of Galaxy Nutritional Foods, Inc. dated August 17, 2006 in favor of Angelo S. Morini (Filed as Exhibit 10.37 on Form 8-K filed August 21, 2006.)

*10.10
Separation and General Release Agreement dated June 1, 2007 between Galaxy Nutritional Foods, Inc. and Christopher Morini (Filed as Exhibit 10.43 on Form 10-K for the fiscal year ended March 31, 2007.)

*10.11	Stay, Severance and Sales Bonus Plan effective December 10, 2007 (Filed as Exhibit 10.45 on Form 10-Q for the fiscal quarter ended December 31, 2007.)

*10.12
Supply Agreement dated June 30, 2005 between Galaxy Nutritional Foods, Inc. and Schreiber Foods, Inc.  Portions of the Supply Agreement have been omitted as indicated by asterisks pursuant to a request for

Index

confidential treatment in accordance with Section 552(b)(4) of the Freedom of Information Act ("FOIA"), 5 U.S.C. 552(b)(4) (Filed as Exhibit 10.19 on Form 8-K filed July 6, 2005.)

*10.13
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

*10.14	Second Amendment to Supply Agreement dated March 17, 2008 between Schreiber Foods, Inc. and Galaxy Nutritional Foods, Inc (Filed as Exhibit 10.46 on Form 8-K filed March 21, 2008)

*10.15	Note and Warrant Purchase Agreement dated September 12, 2005 between Galaxy Nutritional Foods, Inc. and Frederick A. DeLuca (Filed as Exhibit 10.22 on Form 8-K filed September 16, 2005.)

*10.16
First Amendment to Note and Warrant Purchase Agreement dated October 7, 2005 between Galaxy Nutritional Foods, Inc. and Frederick A. DeLuca (Filed as Exhibit 10.27 on Form 10-Q for the fiscal quarter ended September 30, 2005.)

*10.17
Convertible Note in the principal amount of $2,685,104.17 dated as of July 19, 2006 by Galaxy Nutritional Foods, Inc. in favor of Frederick A. DeLuca (Filed as Exhibit 4.26 on Form 8-K filed July 25, 2006.)

*10.18	Note Modification Agreement dated March 14, 2007 between Galaxy Nutritional Foods, Inc. and Frederick A. DeLuca (Filed as Exhibit 10.40 on Form 8-K filed March 20, 2007.)

*10.19
Receivables Purchase Agreement, together with Addendum, dated June 23, 2006 between Galaxy Nutritional Foods, Inc. and Systran Financial Services Corporation (Filed as Exhibit 10.30 on Form 8-K filed June 29, 2006.)

*10.20
First Amendment to Receivables Purchase Agreement dated March 28, 2007 between Galaxy Nutritional Foods, Inc. and Systran Financial Services Corporation (Filed as Exhibit 10.42 on Form 10-K for the fiscal year ended March 31, 2007.)

*10.21	Sublease Agreement dated October 3, 2006 between Galaxy Nutritional Foods, Inc. and Oracle Corporation (Filed as Exhibit 10.38 on Form 8-K filed October 10, 2006.)

*14.1	Code of Ethics (Filed as Exhibit 14.1 on Form 10-K for the fiscal year ended March 31, 2007.)

*20.1	Audit Committee Charter (Filed as Exhibit 20.1 on Form 10-Q for the fiscal quarter ended September 30, 2003.)

*20.2	Compensation Committee Charter (Filed as Exhibit 20.2 on Form 10-Q for the fiscal quarter ended September 30, 2003.)

31.1	Section 302 Certification of our Chief Executive Officer (Filed herewith.)

31.2	Section 302 Certification of our Chief Financial Officer (Filed herewith.)

32.1	Section 906 Certification of our Chief Executive Officer (Filed herewith.)

32.2	Section 906 Certification of our Chief Financial Officer (Filed herewith.)

*	Previously filed and incorporated herein by reference.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GALAXY NUTRITIONAL FOODS, INC.

Date: August 13, 2008                                                              /s/ Michael E. Broll
Michael E. Broll
Chief Executive Officer & Director
(Principal Executive Officer)

Date: August 13, 2008                                                             /s/ Salvatore J. Furnari
Salvatore J. Furnari
Chief Financial Officer & Vice President of Finance
 (Principal Accounting and Financial Officer)

Index