Form 10-Q
period 2008-09-30
GALAXY NUTRITIONAL FOODS INC
filed 2008-11-14
CIK 819527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
________________________________________________________________________________
(Mark One)
☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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
Yes ☐                                No ☑

On November 10, 2008, there were 17,110,016 shares of common stock, $.01 par value per share, outstanding
i

 GALAXY NUTRITIONAL FOODS, INC.

Index to Form 10-Q
For the Quarter Ended September 30, 2008

  ii

PART I.  FINANCIAL INFORMATION
GALAXY NUTRITIONAL FOODS, INC.
Balance Sheets

		SEPTEMBER 30,	MARCH 31,
	Notes	2008	2008
		(Unaudited)

ASSETS	2
CURRENT ASSETS:
Cash		$2,275,604	$1,893,425
Trade receivables, net		2,256,049	2,516,496
Inventories, net		138,693	116,902
Prepaid expenses and other		223,799	95,906

Total current assets		4,894,145	4,622,729

PROPERTY AND EQUIPMENT, NET		58,896	65,671
OTHER ASSETS		55,745	68,463

TOTAL		$5,008,786	$4,756,863

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Secured borrowings	2	$--	$--
Accounts payable		1,441,111	1,393,810
Accrued and other current liabilities		1,181,213	1,028,049
Accrued employment contracts	3	18,228	282,599
Related party note payable	1,2	2,685,104	2,685,104

Total current liabilities		5,325,656	5,389,562

COMMITMENTS AND CONTINGENCIES	4	--	--

STOCKHOLDERS’ DEFICIT:
Common stock		171,100	171,100
Additional paid-in capital		70,167,149	70,167,149
Accumulated deficit		(70,655,119)	(70,970,948)

Total stockholders’ deficit		(316,870)	(632,699)

TOTAL		$5,008,786	$4,756,863

See accompanying notes to financial statements

Index

GALAXY NUTRITIONAL FOODS, INC.
Statements of Income
(UNAUDITED)

		THREE MONTHS ENDED SEPTEMBER 30,		SIX MONTHS ENDED SEPTEMBER 30,
	Notes	2008	2007	2008	2007

Net Sales		$6,115,690	$6,401,124	$12,152,280	$12,317,261
Cost of Goods Sold		4,128,425	3,740,838	8,204,180	7,201,206
GROSS MARGIN		1,987,265	2,660,286	3,948,100	5,116,055

OPERATING EXPENSES:
Selling		776,658	940,833	1,530,176	1,830,241
Delivery		254,326	262,018	493,057	508,863
General and administrative		591,377	587,501	1,249,906	1,211,117
Employment contract expense-general and administrative	3	--	--	--	346,447
Research and development		60,908	79,718	143,276	162,995
Total operating expenses		1,683,269	1,870,070	3,416,415	4,059,663

INCOME FROM OPERATIONS		303,996	790,216	531,685	1,056,392

INTEREST EXPENSE		(108,118)	(117,875)	(215,856)	(233,052)

INCOME BEFORE TAXES		195,878	672,341	315,829	823,340

INCOME TAX EXPENSE		--	(12,000)	--	(12,000)

NET INCOME		$195,878	$660,341	$315,829	$811,340

BASIC NET INCOME PER COMMON SHARE	6	$0.01	$0.04	$0.02	$0.05
DILUTED NET INCOME PER COMMON SHARE	6	$0.01	$0.03	$0.02	$0.04

See accompanying notes to financial statements.

Index

GALAXY NUTRITIONAL FOODS, INC.
Statements of Cash Flows
(UNAUDITED)

Six Months Ended September 30,	Notes	2008	2007

CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:	7
Net Income		$315,829	$811,340
Adjustments to reconcile net income to net cash from (used in) operating activities:
Depreciation and amortization		22,983	22,062
Amortization of debt discount and financing costs		12,718	28,469
Provision for future credits and doubtful accounts on trade receivables		(342,620)	(538,500)
Inventory reserve		(23,533)	(92,983)
(Increase) decrease in:
Trade receivables		603,067	297,228
Inventories		1,742	271,971
Prepaid expenses and other		(127,893)	42,905
Increase (decrease) in:
Accounts payable		47,301	(466,558)
Accrued and other liabilities		(111,207)	(49,919)

NET CASH FROM OPERATING ACTIVITIES		398,387	326,015

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Purchase of property and equipment		(16,208)	(10,871)

NET CASH USED IN INVESTING ACTIVITIES		(16,208)	(10,871)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Net payments on secured borrowings		--	(197,941)

NET CASH USED IN FINANCING ACTIVITIES		--	(197,941)

NET INCREASE IN CASH	7	382,179	117,203

CASH, BEGINNING OF PERIOD		1,893,425	879,487

CASH, END OF PERIOD		$2,275,604	$996,690

See accompanying notes to financial statements.

Index

GALAXY NUTRITIONAL FOODS, INC.
Notes to Financial Statements
(UNAUDITED)

(1)           Summary of Significant Accounting Policies
The unaudited financial statements have been prepared by Galaxy Nutritional Foods, Inc. (the “Company”), in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and applicable rules and regulations of the Securities and Exchange Commission.  The accompanying financial statements contain all normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of such financial statements.  Certain information and disclosures normally included in the financial statements prepared in accordance with GAAP have been omitted under such rules and regulations although the Company believes that the disclosures are adequate to make the information presented not misleading.  The March 31, 2008 balance sheet data was derived from the audited financial statements, but does not include all disclosures required by GAAP.  These unaudited financial statements should be read in conjunction with the financial statements and notes included on Form 10-K for the fiscal year ended March 31, 2008.  Interim results of operations for the three and six month periods ended September 30, 2008 may not necessarily be indicative of the results to be expected for the full year.

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

The Company’s ability to continue as a going concern depends upon successfully refinancing or obtaining sufficient cash resources to pay its Convertible Note and accrued interest thereon (See Note 2) and obtaining positive cash flow from operations to sustain normal business operations.  With its current cash balances and the ability to borrow additional funds on its Commercial Finance Agreement, the Company believes that it currently has the ability to repay a majority of the Convertible Note and accrued interest thereon.  However, the payment of the entire balance of $3,451,478 as of October 19, 2008 plus interest of approximately $933 per day thereafter would likely seriously and adversely impact its liquidity and put a cash strain on the Company without additional financing.  Management is currently in discussions with Mr. Frederick A. DeLuca, the Company’s largest stockholder, and others regarding options to refinance and/or convert all or a portion of the Convertible Note and accrued interest thereon into equity.

The Company’s current business plan continues to eliminate low margin private label and Galaxy imitation business from its sales mix, which is expected to result in slightly lower sales in fiscal 2009 than in fiscal 2008.  Additionally, the cost of goods sold has increased due to higher ingredient costs that began in the third quarter of fiscal 2008, particularly casein, which will continue to negatively impact gross margins on a majority of the Company’s products.  During fiscal 2008, management implemented several initiatives in an effort to at least partially minimize the negative effect of these ingredient price increases. These strategies included reducing promotional spending and consumer advertising and increasing customer pricing on certain affected product lines, as well as, proposing reformulations on existing products to reduce the amount of required casein and expanding and accelerating the roll-out of new products which do not require casein.  The Company is continuing these initiatives throughout fiscal 2009.

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

There were no issuances of stock awards or vesting of prior unvested stock awards during the three and six months ended September 30, 2008 and 2007.  Therefore, there were no assumptions under the Black-Scholes option-pricing model and no stock-based compensation expense during the three and six months ended September 30, 2008 and 2007.

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

Index

Recent Accounting Pronouncements
In May 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement),” (“APB 14-1”). APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, interim periods within those fiscal years, and is applied retrospectively to all periods presented. The Company is currently evaluating the impact of adopting APB 14-1 on its results of operations and financial position.

In June 2008, FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” The FSP concluded that unvested share-based payment awards that contain nonforfeitable rights to dividends are participating securities under FASB No. 128, “Earnings per Share,” and should be included in the computation of earnings per share under the two-class method. The two-class method is an earnings allocation formula that the Company uses to determine earnings per share for each class of common stock according to dividends declared and participation rights in undistributed earnings. The Company does not expect that the adoption of this FSP effective January 1, 2009 will have a material impact on its results of operations or financial position.

In June 2008, the FASB’s Emerging Issues Task Force reached a consensus regarding EITF Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (EITF 07-5). EITF 07-5 outlines a two-step approach to evaluate the instrument’s contingent exercise provisions, if any, and to evaluate the instrument’s settlement provisions when determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock. EITF 07-5 is effective for fiscal years beginning after December 15, 2008 and must be applied to outstanding instruments as of the beginning of the fiscal year of adoption as a cumulative-effect adjustment to the opening balance of retained earnings. Early adoption is not permitted. The Company is currently evaluating the impact of adopting EITF 07-5 on its results of operations and financial position.

The Recent Accounting Pronouncements should be read in conjunction with the pronouncements included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008.

Income Taxes
The Company follows the provisions of the FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109,” (“FIN 48”).  FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The Company has not recognized a liability as a result of the implementation of FIN 48.  A reconciliation of the beginning and ending amount of unrecognized tax benefits has not been provided since there is no unrecognized benefit as of the date of adoption.  The Company has not recognized interest expense or penalties as a result of the implementation of FIN 48.  If there were an unrecognized tax benefit, the Company would recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  The Company files income tax returns in the U.S. federal jurisdiction and in various states.

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

Index

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2008.  The Company uses the market approach to measure fair value for its Level 1 financial assets and liabilities.  The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.  The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values.  These financial instruments which include cash, trade receivables, secured borrowings, related party note payable, accounts payable and accrued liabilities are valued using Level 1 inputs and are immediately available without market risk to principal.  Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.  The Company does not have other financial assets that would be characterized as Level 2 or Level 3 assets.

SFAS No. 157 is effective for non-financial assets and liabilities for the Company’s fiscal year beginning April 1, 2009.  The Company is currently assessing the impact of this pronouncement as it relates to non-financial assets and liabilities.

(2)           Secured Borrowings and Related Party Note Payable
Secured Borrowings
On June 23, 2006, the Company entered into a Receivables Purchase Agreement with Commercial Finance Division, a subsidiary of Textron Financial Corporation (“Commercial Finance”), whereby Commercial Finance provides financing to the Company through advances against certain trade receivable invoices due to the Company (the “Commercial Finance Agreement”).  The Commercial Finance Agreement is secured by the Company’s accounts receivable and all other assets.  Generally, subject to a maximum principal amount of $3,500,000 which can be borrowed under the Commercial Finance Agreement, the amount available for borrowing is equal to 85% of the Company’s eligible accounts receivable invoices less a dilution reserve and any required fixed dollar reserves.  The dilution and fixed dollar reserves are currently set at 7% and $100,000, respectively.  Advances under the Commercial Finance Agreement bear interest at a variable rate equal to the prime rate plus 1.5% per annum (6.50% on September 30, 2008).  However, the Commercial Finance Agreement requires a $4,500 minimum monthly interest charge to be assessed.   The Company is also obligated to pay a $1,500 monthly service fee.

The initial term of the Commercial Finance Agreement ends on June 23, 2009 and may renew automatically for consecutive twelve-month terms unless terminated sooner.  The Commercial Finance Agreement may be accelerated in the event of certain defaults by the Company including among other things, a default in the Company’s payment and/or performance of any obligation to Commercial Finance or any other financial institution, creditor, or bank; and any change in the conditions, financial or otherwise, of the Company which reasonably causes Commercial Finance to deem itself insecure.  In such an event, interest on the Company’s borrowings would accrue at the greater of twelve percent per annum or the variable rate of prime plus 1.5% and the Company would be liable for an early termination premium ranging from 1% to 3%, depending upon the timing of such termination, on the maximum principal amount available under the Commercial Finance Agreement.  Although the Company had approximately $1.5 million available to draw pursuant to this Commercial Finance Agreement as of September 30, 2008, there were no amounts advanced, because the Company did not need additional cash on such date.

In accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Debt,” the Company accounts for the Commercial Finance Agreement as a current liability since it is a full-recourse agreement and the Company maintains effective control over the accounts receivable.

Related Party Note Payable
Pursuant to a Note Purchase Agreement dated July 19, 2006, as amended on March 14, 2007, the Company issued an unsecured convertible note for $2,685,104 (the “Convertible Note”) to Mr. Frederick A. DeLuca.  The proceeds from the Convertible Note were used to repay or refinance several notes totaling $2.4 million that matured on June 15, 2006 and a $285,104 registration rights penalty owed to Mr. DeLuca. The Convertible Note accrued interest at 12.5% per annum and matured on October 19, 2008.  No interest or principal payments were required under the Convertible Note

Index

until its maturity.  No payments or conversions have been made and no event of default has been called by Mr. DeLuca.  Therefore, the Convertible Note is continuing to accrue interest at 12.5% per annum, which is approximately $933 per day.  Principal, together with any accrued and unpaid interest, on the Convertible Note is convertible at any time prior to payment into shares of the Company’s common stock at a conversion price of $0.35 per share.  The closing market price of the Company’s common stock as quoted on the OTC Bulletin Board on July 19, 2006 was $0.28.  As additional consideration for making the loan, the Company issued Mr. DeLuca a warrant (the “Warrant”) to purchase up to 200,000 shares of the Company’s common stock at an exercise price equal to $0.35 per share.  The Warrant is fully vested and can be exercised on or before the expiration date of July 19, 2009.  In July 2006, the Company recorded the $18,000 fair value of the Warrant as a discount to debt that was amortized from July 2006 through October 2007.

As a result of the convertible features of the Convertible Note, Mr. DeLuca’s beneficial ownership in the Company increased from approximately 23% to 51% in October 2008.  The calculation of ownership assumes, among other things, that Mr. DeLuca converts the entire amount of principal and all accrued interest on the Convertible Note through October 19, 2008 at the stated conversion rate of $0.35 per share into an aggregate of 9,861,364 shares and exercises all of his currently outstanding warrants into 200,000 shares of the Company’s common stock.  The closing price of the Company’s common stock on September 30, 2008 as quoted on the OTC Bulletin Board was $0.18 per share. Therefore, it is unlikely that Mr. DeLuca would choose to convert the Convertible Note and accrued interest thereon at his conversion price of $0.35 per share.  If Mr. DeLuca does not choose to convert this Convertible Note into stock and does not extend the maturity date of the Convertible Note, then the Company will be required to pay principal plus accrued interest thereon in the amount of $3,451,478 as of October 19, 2008 plus interest of approximately $933 per day thereafter.

With its current cash balances and the ability to borrow additional funds on its Commercial Finance Agreement, the Company believes it currently has the ability to repay a majority of the Convertible Note and accrued interest thereon.  However, the payment of the entire balance of $3,451,478 as of October 19, 2008 would likely seriously and adversely impact its liquidity and put a cash strain on the Company without additional financing.  Management is currently in discussions with Mr. DeLuca and others regarding options to refinance and/or convert all or a portion of the Convertible Note and accrued interest thereon into equity.  There can be no assurance that the Company will be successful in its business plan, its negotiations with Mr. DeLuca and/or other parties or that the terms of any such refinancing or conversions will not result in the issuance, or potential issuance, of a significant amount of equity securities that will cause substantial dilution to our stockholders. If the Company is not successful in refinancing the Convertible Note or in otherwise entering into a financing, sale, or other business transaction that infuses sufficient cash resources into the Company in the near future, any collection actions by Mr. DeLuca or other parties could have a material adverse affect on the liquidity and financial condition of the Company and on its ability to secure additional financing, and the Company may not be able to continue as a going concern.

The Company recorded interest expense related to the Convertible Note in the amount of $85,774 and $170,616 in the three and six months ended September 30, 2008 and 2007, respectively.   Additionally, the Company amortized $3,788 and $6,671 of debt discount to interest expense in the three and six months ended September 30, 2007, respectively.  As of September 30, 2008, the outstanding principal balance on the Convertible Note is $2,685,104.

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

Because Mr. Morini is no longer performing ongoing services for the Company, the Company accrued and expensed the five-year cost of this agreement in October 2003.  The total estimated costs expensed under this agreement were $1,830,329 of which $12,842 remained unpaid but accrued as a current liability as of September 30, 2008.  The obligation is being paid out in nearly equal monthly installments ending in October 2008.

Christopher Morini
On June 1, 2007, Christopher E. Morini resigned from his position as Vice President of New Business Development.  In accordance with the Separation and General Release Agreement which became effective on June 9, 2007, between

Index

the Company and Mr. C. Morini, the Company accrued $346,447 for wages, health insurance benefits and payroll taxes and expensed them under Employment Contract Expense - General and Administrative in the Company’s Statement of Income in June 2007.  After an initial lump sum payment of approximately $100,087, the remaining obligation is being paid out in bi-weekly installments through February 2009.  As of September 30, 2008, $5,386 remained unpaid but accrued as a current liability.

(4)           Commitments and Contingencies
Supply Agreement
Schreiber manufactures and distributes substantially all of the Company’s products in accordance with a Supply Agreement that was signed on June 30, 2005 and amended on November 3, 2006 and March 17, 2008.  Schreiber uses the Company’s formulas and processes to manufacture products for the Company’s customers.  The prices for such products are based on cost plus a processing fee as determined by the parties from time to time.  The major terms of the Supply Agreement are as follows:
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

•
The Company may be required to pay a termination fee to Schreiber should it terminate the Supply Agreement prior to March 17, 2011.  The termination fee would total $5,100,000 if the Company terminates the Supply Agreement prior to March 17, 2009, $3,400,000 if the Company terminates the Supply Agreement prior to March 17, 2010 and $1,700,000 if the Company terminates the Supply Agreement prior to March 17, 2011.  If the termination of the agreement is a result of a breach or termination by Schreiber, no termination fee would be due.  In addition, if there is a change of control in either the Company or Schreiber, the Company can terminate the agreement and no termination fee will be due unless the change of control results from the sale of the Company for a purchase price in excess of $50 million.

Stay, Severance, Sales Bonus Plan
On December 10, 2007, the Company adopted a Stay Bonus, Severance Bonus and Sales Bonus Plan (the “Plan”) to provide incentives and protections to certain key executives and directors pursuant to a “Company Sale” (as defined), which generally includes an acquisition of at least 60% of the Company’s outstanding equity securities or acquisition of all or substantially all of the Company’s assets prior to September 1, 2009.  The Plan provides for a stay bonus pool up to $475,000 to be paid following the Company’s receipt of a definitive purchase offer (as defined in the Plan) upon the earlier of the consummation of a sale of the Company pursuant to such purchase offer or the termination of the purchase offer (other than as a result of a breach by the Company).  The stay bonus pool is to be paid $125,000 to David H. Lipka, the Company’s Chairman, and $100,000 to Michael E. Broll, the Company’s Chief Executive Officer.  The remaining $250,000 of the stay bonus pool is currently unallocated and may be granted to other key executives at the discretion of Messrs Lipka and Broll.  The Plan also provides for a severance bonus of $125,000 to be paid to David H. Lipka and $100,000 to be paid to Michael E. Broll in the event their positions are terminated other than for Cause (as defined in the Plan) or they resign within one year after the consummation of a sale of the Company.  Finally, the Plan provides for a sales bonus pool to be determined based on a range of selling prices.  The sales bonus pool will range from a minimum of $250,000 if the sale is in excess of a specified minimum sales target and will increase up to a maximum of 1.8% of the total sales price.  The sales bonus pool will be allocated 55.5% to David H. Lipka and 44.5% to Michael E. Broll upon the consummation of a sale of the Company. The Plan was approved unanimously by the Board of Directors and separately by the two independent members of the Board.

Index

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

In June 2007, a civil action lawsuit was filed in Allegheny County, Pennsylvania by Shawn Fuhr and his wife, Raquel Fuhr against All-Fill Corporation, Schreiber Foods, Inc., Galaxy Nutritional Foods, Inc. and others.  Mr. Fuhr was seeking damages against the defendants for injuries he sustained while cleaning a machine that was manufactured by All-Fill, originally purchased and used by Galaxy Nutritional Foods and then ultimately sold by Schreiber to his employer, Castle Cheese, Inc.  On September 20, 2008, the parties reached a settlement agreement totaling $3,362,500, of which $2,612,500 was apportioned to Galaxy.  Zurich North America Insurance, the Company’s insurance company, presided over all litigation matters and paid all litigation expenses and settlement claims directly.  Therefore, there was no affect on operations or the Company’s financial statements as a result of this claim.

(5)	Non-Cash Compensation Related to Stock-Based Transactions
Effective April 1, 2006, SFAS No. 123R applies to new awards and to awards modified, repurchased, or cancelled after the effective date, as well as to the unvested portion of awards outstanding as of the effective date. The Company uses the Black-Scholes option-pricing model to value its new stock option grants under SFAS No. 123R.

Compensation cost arising from nonvested stock granted to employees and from non-employee stock awards is recognized as expense using the graded vesting attribution method over the vesting period. As of March 31, 2008, there was no remaining unrecognized compensation cost related to nonvested stock, and there were no stock-based transactions during the three and six months ended September 30, 2008 and 2007. Therefore, there was no stock-based compensation expense nor any unrecognized compensation cost related to nonvested stock for the three and six months ended September 30, 2008 and 2007.

The following table summarizes the Company’s plan and non-plan stock options outstanding as of September 30, 2008, as well as activity during the six months then ended:
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at March 31, 2008	3,642,963	$2.72
Granted	—	—
Exercised	—	—
Forfeited or expired	(14,286)	2.05
Outstanding at September 30, 2008	3,628,677	$2.72	1.9	$-0-

Exercisable at September 30, 2008	3,628,677	$2.72	1.9	$-0-

There were no options granted and thus no weighted-average fair value computed on options during the three and six months ended September 30, 2008 and 2007.  At September 30, 2008, the aggregate intrinsic value of options outstanding and options exercisable was zero, because the market value of the underlying stock was below the average exercise price of all options. The closing price of the Company’s common stock on September 30, 2008 as quoted on the OTC Bulletin Board was $0.18 per share.  There were no options exercised during the three and six months ended September 30, 2008 and 2007 and therefore, no intrinsic value or cash received from option exercises.

Index

 (6)           Earnings Per Share
The following is a reconciliation of basic net income per share to diluted net income per share:
	Three Months Ended September 30,		Six Months Ended September 30,
	2008	2007	2008	2007
Net income - basic	$195,878	$660,341	$315,829	$811,340
Plus interest on convertible related party note payable	85,774	85,774	170,616	170,616
Net income - diluted	$281,652	$746,115	$486,445	$981,956

Weighted average shares outstanding – basic	17,110,016	17,110,016	17,110,016	17,110,016
Potential shares issued upon conversion of related party note payable	9,565,683	8,590,734	9,323,278	8,348,329
Potential shares “in-the-money” under stock option and warrant agreements	--	240,000	--	740,000
Less: Shares assumed repurchased under the treasury stock method	--	(199,532)	--	(560,584)
Weighted average shares outstanding –diluted	26,675,699	25,741,218	26,433,294	25,637,761

Basic net income per common share	$0.01	$0.04	$0.02	$0.05
Diluted net income per common share	$0.01	$0.03	$0.02	$0.04

Options for 3,642,031 and 3,642,495 shares and warrants for 1,107,426 and 1,120,280 shares have not been included in the computation of diluted net income per common share for the three and six months ended September 30, 2008, respectively, as their effects were antidilutive.  Options for 4,590,753 and 4,320,492 shares and warrants for 958,001 and 1,017,601 shares have not been included in the computation of diluted net income per common share for three and six months ended September 30, 2007, respectively, as their effects were antidilutive.

 (7)           Supplemental Cash Flow Information
For purposes of the statement of cash flows, all highly liquid investments with a maturity date of three months or less are considered to be cash equivalents.

Six months ended September 30,	2008	2007
Non-cash financing and investing activities:
Cash paid for:
Interest	32,521	33,967

(8)           Economic Dependence and Segment Information
The Company has one operating segment and sells to customers throughout the United States, Puerto Rico, and the U.S. controlled Virgin Islands (together considered the United States) and 12 foreign countries.  For the three months ended September 30, 2008 and 2007, the Company’s gross sales were $6,315,093 and $6,918,513, respectively. For the six months ended September 30, 2008 and 2007, the Company’s gross sales were $12,558,126 and $13,428,113, respectively.  Gross sales derived from foreign countries were approximately $765,000 and $791,000, representing 12% and 11% of gross sales for the three months ended September 30, 2008 and 2007, respectively.  Gross sales derived from foreign countries were approximately $1,430,000 and $1,759,000, representing 11% and 13% of gross sales for the six months ended September 30, 2008 and 2007, respectively.  Gross sales are attributed to individual countries based on the customer’s shipping address.  The Company has no long-term assets located outside of the United States.

The following table sets forth the percentage of gross sales to each foreign country, which accounted for 10% or more of the Company’s foreign gross sales for the three and six months ended September 30, 2008 and 2007:

Index

Percentage of Gross Foreign Sales

Country	Three Months Ended September 30,		Six Months Ended September 30,
	2008	2007	2008	2007
Canada	83.8%	86.3%	86.2%	88.1%
Other	16.2%	13.7%	13.8%	11.9%

The Company had one customer that accounted for approximately 15% of gross sales for the three and six months ended September 30, 2008.  The Company had one customer that accounted for approximately 15% and 16% of gross sales for the three and six months ended September 30, 2007, respectively.  There were no customers whose balance outstanding was greater than 10% of accounts receivable as of September 30, 2008 or 2007.

Pursuant to the Supply Agreement with Schreiber, the Company purchased approximately 100% and 99% of its total raw material purchases from Schreiber for the three and six months ended September 30, 2008, respectively, and approximately 97% and 96% of its total raw material purchases from Schreiber for the three and six months ended September 30, 2007, respectively.

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

Basis of Presentation; Going Concern

Certain matters discussed below under "Liquidity and Capital Resources" raise substantial doubt about our ability to continue as a going concern. In addition, we received a report from our independent accountants relating to our audited financial statements as of March 31, 2008 containing a paragraph stating that because we may be required to pay the Convertible Note and accrued interest thereon in full during fiscal 2009which may leave us with insufficient cash funds to continue operations, there is substantial doubt as to our ability to continue as a going concern.  Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America assuming

Index

that we will continue on a going concern basis.  This assumes the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, our financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

Our fiscal 2009 marketing plan is focused on consumer-centric strategies and non-price based programs to increase brand awareness and purchase intent.  Consumer marketing programs include Veggie print advertising in Fitness and Parenting and Rice and Rice Vegan advertising in Vegetarian Times and VegNews.  Fiscal 2009 advertisements feature online coupon offers.  In addition to print advertising, we expanded consumer marketing efforts to include online advertising with various campaigns targeting our Veggie and Vegan brands.  Our public relations and media outreach will continue in fiscal 2009, as well as an education outreach on our new environmental program.  Our Eat Green for Body & Earth™ campaign addresses the environmental impact of our business and communicates this message to our end consumers.  The initiative, in addition to carbon offsets, emphasizes the use of organic ingredients, which do not release synthetic fertilizers and pesticides into the environment.  Additionally, we have “greened” our offices by putting the environmentally conscious motto “reduce, reuse, recycle” into practice.  This program is being expanded in fiscal 2009 to include a notation of “Carbon Free Shipping” on our product labels.

As we grow our marketing initiatives, valuable insights on campaign efficacy are gained and used to fine-tune our efforts. Such information is then used to increase our return on marketing expenditures by focusing on those efforts that increase brand and product awareness, increase consumer education and ultimately broaden the consumer base within the cheese alternative category.

Debt Maturity and Going Concern Issues
Pursuant to a Note Purchase Agreement dated July 19, 2006 as modified on March 14, 2007, we issued an unsecured convertible note for $2,685,104 (the “Convertible Note”) to Mr. Frederick A. DeLuca, the Company’s largest stockholder.  The Convertible Note accrued interest at 12.5% per annum and matured on October 19, 2008.  No interest or principal payments were required under the Convertible Note until its maturity.  No payments or conversions have been made and no

Index

event of default has been called by Mr. DeLuca.  Therefore, the Convertible Note is continuing to accrue interest at 12.5% per annum, which is approximately $933 per day. .  The Convertible Note together with any accrued and unpaid interest thereon, is convertible at the election of Mr. DeLuca, into shares of our common stock at a conversion price of $0.35 per share.  The closing price of our common stock on November 10, 2008 as quoted on the OTC Bulletin Board was $0.13 per share. If Mr. DeLuca does not choose to convert this Convertible Note into stock and does not extend the maturity date of the Convertible Note, then we will be required to pay principal plus accrued interest thereon in the amount of $3,451,478 as of October 19, 2008 plus interest of approximately $933 per day thereafter.  With our current cash balances and the ability to borrow additional funds on our Commercial Finance Agreement, we believe that we currently have the ability to repay a majority of this obligation.  However, the payment of the entire balance would likely seriously and adversely impact our liquidity and put a cash strain on the Company without additional financing.

We are currently in discussions with Mr. DeLuca and others regarding options to refinance and/or convert all or a portion of the Convertible Note and accrued interest thereon into equity.  There can be no assurance that we will be successful in our negotiations with Mr. DeLuca and/or other parties or that the terms of any such refinancing or conversions will not result in the issuance, or potential issuance, of a significant amount of equity securities that will cause substantial dilution to our stockholders.  In the event we are not successful, any collection actions by Mr. DeLuca could have a material adverse affect on the liquidity and financial condition of our Company and our ability to secure additional financing.  The default rate of interest on our Convertible Note is 17.5%.  Additionally, a default on our Convertible Note would trigger a cross default in our obligations under our Commercial Finance Agreement which would result in an acceleration of our obligations and subject us to a default rate of interest there under.  To the extent we have any borrowings outstanding at such time, such a cross default would further exacerbate our liquidity position and have a material adverse affect on our financial condition and we may not be able to continue as a going concern.

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

Based on the age of the receivable, cash collection history and past dilution in the receivables, we make an estimate of our anticipated bad debt, anticipated future authorized deductions due to current period activity and anticipated collections on non-authorized amounts that customers have currently deducted on past invoices.  Based on this analysis, we reserved $318,000 and $956,000 for known and anticipated future credits and doubtful accounts at September 30, 2008 and 2007, respectively.  We believe that this estimate is reasonable, but there can be no assurance that our estimate will not change given a change in economic conditions or business conditions within the food industry, our individual customer base or our Company.  Actual bad debt expense averages less than 1% of gross sales.

Inventory
Inventories are valued at the lower of cost or market.  Cost is determined using a weighted average method which approximates the first-in, first out method.  We review our inventory valuation each month and write off or reserve for inventory based on known or anticipated obsolete, discontinued and damaged goods.  In addition, we reduce the value of any finished good item to market value when that value is believed to be less than the cost of the item. Based on this analysis, we reserved $15,000 and $92,983 for known and anticipated future reductions in inventory value at September 30, 2008 and 2007, respectively.  We believe that this estimate is reasonable, but there can be no assurance that our estimate will not change given a change in economic conditions or business conditions within the food industry or our Company.

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

There were no issuances of stock awards or vesting of prior unvested stock awards during the three and six months ended September 30, 2008 and 2007.  Therefore, there were no assumptions under the Black-Scholes option-pricing model and no stock-based compensation expense during the three and six months ended September 30, 2008 and 2007.

Results of Operations
	3-Months Ended September 30,				6-Months Ended September 30,
	2008	2007	$ Change	% Change	2008	2007	$ Change	% Change
Net Sales	6,115,690	6,401,124	(285,434)	-4.5%	12,152,280	12,317,261	(164,981)	-1.3%
Cost of Goods Sold	4,128,425	3,740,838	387,587	10.4%	8,204,180	7,201,206	1,002,974	13.9%
Gross Margin	1,987,265	2,660,286	(673,021)	-25.3%	3,948,100	5,116,055	(1,167,955)	-22.8%

Gross Profit %	32.5%	41.6%			32.5%	41.5%

Index

Sales
For the three months ended September 30, 2008 and 2007, our gross sales before discounts, returns and allowances were $6,315,093 and $6,918,513, respectively. For the six months ended September 30, 2008 and 2007, our gross sales before discounts, returns and allowances were $12,558,126 and $13,428,113, respectively.  The following chart sets forth the percentage of gross sales derived from our product brands during the three and six months ended September 30, 2008 and 2007:

	Three Months Ended September 30,		Six Months Ended September 30,
Brand	2008	2007	2008	2007
Veggie	66.6%	68.3%	67.6%	67.5%
Rice	11.8%	11.0%	12.0%	11.7%
Private Label, Imitation and Other	11.4%	9.8%	9.7%	10.4%
Vegan	4.2%	3.4%	4.0%	3.5%
Veggy	3.2%	4.4%	3.4%	4.3%
Wholesome Valley Organic	2.8%	3.1%	3.3%	2.6%

Although gross sales decreased approximately 9% and 7% in the three and six months ended September 30, 2008, respectively, compared to the same periods ended September 30, 2007, our net sales, after discounts, returns and allowances, decreased only 5% and 1% in the three and six months ended September 30, 2008, respectively, compared to the same periods ended September 30, 2007.  The reason for the lower decrease in net sales is the strategic decision to reduce certain vendor promotions and discounts in order to help offset some of the increase in cost of goods sold as detailed below.  The sales mix in the three and six months ended September 30, 2008 remained similar to that in the prior year periods.  We have reduced the volume of our private label and imitation business, but we saw an increase in the dollar sales in the three months ended September 30, 2008 due to a new account and higher prices on the imitation and private label on items that were sold.

We anticipate that our annual sales in fiscal 2009 will be lower than sales reported in fiscal 2008 reflecting the lower baseline sales projected after further elimination of lower margin imitation business.

Cost of Goods Sold
Cost of goods sold increased ten percentage points to 68% of net sales in the three and six months ended September 30, 2008 compared to 58% of net sales in the three and six months ended September 30, 2007.  This increase in cost of goods sold as a percentage of net sales is primarily due to increased prices in casein. Casein is a dried skim milk protein that is the principal raw ingredient used in most of our products.  The average price of casein increased nearly 96% in the three months ended September 30, 2008 compared to the three months ended September 30, 2007 and increased more than 97% in the six months ended September 30, 2008 compared to the six months ended September 30, 2007 due to a worldwide shortage and, because we buy most of our casein from foreign suppliers, a weaker US Dollar in relation to the Euro that began in the third quarter of fiscal 2008. In the first six months of fiscal 2009, the average price of casein is approximately 45% higher than the annual fiscal 2008 average.  However, in the second quarter of fiscal 2009, the average price decreased nearly 3% compared to the first quarter of fiscal 2009; thereby indicating a possible stabilization and reversal in the cost of casein.

Forecasts from suppliers indicate that although these historically high casein prices are subsiding slightly, our average fiscal 2009 prices will likely remain higher than our average prices paid in fiscal 2008. This dramatic increase in supply costs is expected to substantially increase our cost of goods sold and correspondingly substantially reduce our gross margins in fiscal 2009. However, based on additional discussions with casein suppliers, we do expect that casein prices in fiscal 2010 will significantly decline.  Management is in the process of evaluating the effects of reduced pricing for fiscal 2010.

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

Gross Margin
Gross margin dollars declined 25% and 23% in the three and six months ended September 30, 2008 compared to the three and six months ended September 30, 2007.  Additionally, gross profit declined approximately 9 percentage points from an average of 42% in the three and six months ended September 30, 2007 to 33% in the three and six months ended

Index
September 30, 2008.  This decrease in gross margin dollars and profits is primarily due to the rapid increase in the cost of goods sold as stated above.  We do not believe that we are able to pass this entire cost increase on to our consumers through immediate price increases without causing substantial reductions in our sales volumes.

We anticipate that in fiscal 2009, gross margins on a majority of our products will be lower than those in fiscal 2008 since the cost increases primarily took place in the third and fourth quarter of fiscal 2008.  We further anticipate that gross margins as a percentage of net sales for fiscal 2009 will be approximately five to ten percentage points lower than our fiscal 2008 annual average.  Additionally, we anticipate that our income from operations will continue to be materially and adversely affected by the decline in gross margins in fiscal 2009.

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

EBITDA, (a non-GAAP measure):
	3-Months Ended September 30,				6-Months Ended September 30,
	2008	2007	$ Change	% Change	2008	2007	$ Change	% Change
Net Sales	6,115,690	6,401,124	(285,434)	-4.5%	12,152,280	12,317,261	(164,981)	-1.3%
Cost of Goods Sold	4,128,425	3,740,838	387,587	10.4%	8,204,180	7,201,206	1,002,974	13.9%
Gross Margin	1,987,265	2,660,286	(673,021)	-25.3%	3,948,100	5,116,055	(1,167,955)	-22.8%

Operating Expenses:
Selling	776,658	940,833	(164,175)	-17.4%	1,530,176	1,830,241	(300,065)	-16.4%
Delivery	254,326	262,018	(7,692)	-2.9%	493,057	508,863	(15,806)	-3.1%
General and administrative	591,377	587,501	3,876	0.7%	1,249,906	1,211,117	38,789	3.2%
Employment contract expense(1)	-	-	-	0.0%	-	346,447	(346,447)	-100.0%
Research and development	60,908	79,718	(18,810)	-23.6%	143,276	162,995	(19,719)	-12.1%
Total operating expenses	1,683,269	1,870,070	(186,801)	-10.0%	3,416,415	4,059,663	(643,248)	-15.8%
Income from Operations	303,996	790,216	(486,220)	-61.5%	531,685	1,056,392	(524,707)	-49.7%

Interest expense, net	(108,118)	(117,875)	9,757	-8.3%	(215,856)	(233,052)	17,196	-7.4%
Income before Taxes	195,878	672,341	(476,463)	-70.9%	315,829	823,340	(507,511)	-61.6%

Federal Income Tax Expense	-	(12,000)	12,000	-100.0%	-	(12,000)	12,000	-100.0%
NET INCOME	195,878	660,341	(464,463)	-70.3%	315,829	811,340	(495,511)	-61.1%

Interest expense, net	108,118	117,875	(9,757)	-8.3%	215,856	233,052	(17,196)	-7.4%
Taxes	-	12,000	(12,000)	-100.0%	-	12,000	(12,000)	-100.0%
Depreciation	11,107	11,091	16	0.1%	22,983	22,062	921	4.2%
EBITDA, (a non-GAAP measure)	315,103	801,307	(486,204)	-60.7%	554,668	1,078,454	(523,786)	-48.6%

EBITDA, as a % of Net Sales	5.2%	12.5%			4.6%	8.8%

(1)
In our calculation of key financial measures, we exclude the employment contract expenses related to Christopher Morini, because we believe that this item does not reflect expenses related to our current on-going operations.

Index

Selling
Selling expense is partly a function of sales through variable costs such as brokerage commissions and promotional costs and partly fixed with certain fixed costs for marketing campaigns and employee salaries and benefits.  Selling expense as a percentage of net sales was approximately 13% and 15% in the three months ended September 30, 2008 and 2007, respectively.  Selling expense as a percentage of net sales was also approximately 13% and 15% in the six months ended September 30, 2008 and 2007, respectively.  Historically, selling expenses averaged 14%-15% of net sales.  However, selling expenses as a percentage of net sales have decreased by two percentage points due to lower direct advertising costs in the six months ended September 30, 2008 compared to the six months ended September 30, 2007.  Direct advertising costs primarily in print advertising were approximately $166,000 lower in the first six months of fiscal 2009 due to a reduction in spending to help offset the higher cost of goods sold.

We expect that fixed selling expense amounts for advertising and market research in fiscal 2009 will be lower than fiscal 2008 due to the reasons disclosed above and selling expense as a percentage of net sales will average 13%-14%.

Delivery
Delivery expense is primarily a function of sales as our primary supplier drop-ships products to our customers and charges a fixed, per-pound contractual delivery fee that is subject to adjustment from time to time.  Delivery costs averaged 4% of net sales in the three and six months ended September 30, 2008 and 2007 as anticipated.  We anticipate that delivery expense for fiscal 2009 will remain at approximately 4% of net sales.

General and Administrative
During the three and six months ended September 30, 2008, general and administrative expenses increased approximately $4,000 or 1% and $40,000 or 10%, respectively, compared to the three and six months ended September 30, 2007.  Legal fees declined by approximately $54,000 as a result of a change in our primary general counsel and as a result of less time consuming legal transactions compared to the six months ended June 30, 2007.  However, this reduction in legal fees was offset by a $76,000 increase in employee costs due to increases in existing employee payroll and benefits, as well as increases in consulting fees.

Excluding the effects of non-cash compensation related to stock-based transactions, which cannot be predicted, we anticipate that in fiscal 2009 general and administrative expenses will remain consistent with the total expense in fiscal 2008.

Employment Contract Expense
On June 1, 2007, Christopher Morini resigned from his position as Vice President of New Business Development.  In accordance with the Separation and General Release Agreement which became effective on June 9, 2007, between our Company and Mr. C. Morini, we accrued $346,447 for wages, health insurance benefits, and payroll taxes and expensed them under Employment Contract Expense-General and Administrative in the Statement of Operations in June 2007.  After an initial lump sum payment of approximately $100,087, the remaining obligation is being paid out in bi-weekly installments through February 2009.

Research and Development
Research and development expenses decreased by approximately $19,000 in the three and six months ended September 30, 2008 compared to September 30, 2007.  During fiscal 2008, we incurred higher charges to reformulate our Rice Shred products and to develop a new product line for our Wholesome Valley Organic brand.  These charges were lower during fiscal 2009 due to less reformulations and product development as the projects were complete.  We anticipate that research and development costs in fiscal 2009 will be consistent with the prior year.

Interest Expense
Interest expense decreased by approximately $10,000 or 8% and $17,000 or 7% in the three and six months ended September 30, 2008, respectively, compared to the three and six months ended September 30, 2007. The decrease in interest expense is primarily the result of no debt discount amortization and less loan costs remaining to be amortized.

We anticipate that our interest expense will remain lower in fiscal 2009 due to lower debt balances and interest rates.  Our current loan facility with Commercial Finance Division accrues interest based on a variable prime plus rate.  Prime rate is currently at 4.5% and it is uncertain if this will change during fiscal 2009.  Any changes in the prime rate would affect our interest expense in fiscal 2009 based on the amount we have outstanding under our loan facility.

Index

Liquidity and Capital Resources

Future Capital Needs
We received a report from our independent accountants relating to our audited financial statements as of March 31, 2008 containing a paragraph stating that because we may be required to pay the Convertible Note and accrued interest thereon in full in fiscal 2009 which may leave us with insufficient cash funds to continue operations, there is substantial doubt as to our ability to continue as a going concern.  Our ability to continue as a going concern depends upon the outcome of our discussions with Mr. DeLuca and others regarding options to refinance and/or convert all or a portion of the Convertible Note and accrued interest thereon into equity or successfully obtaining sufficient cash resources to pay $3,451,478 as of October 19, 2008 plus interest of approximately $933 per day thereafter and obtaining positive cash flow from operations to sustain normal business operations. The Convertible Note accrued interest at 12.5% per annum and matured on October 19, 2008. No payments or conversions have been made and no event of default has been called by Mr. DeLuca.  Therefore, the Convertible Note is continuing to accrue interest at 12.5% per annum, which is approximately $933 per day.

Our current business plan continues to eliminate low margin private label and Galaxy imitation business from our sales mix, which is expected to result in slightly lower sales in fiscal 2009 than in fiscal 2008.  Additionally, the cost of goods sold has increased due to higher ingredient costs that began in the third quarter of fiscal 2008, particularly casein, which will continue to negatively impact gross margins on a majority of our products.  During fiscal 2008, we implemented several initiatives in an effort to at least partially minimize the negative effect of these ingredient price increases. These strategies included reducing promotional spending and consumer advertising and increasing customer pricing on certain affected product lines, as well as, proposing reformulations on existing products to reduce the amount of required casein and expanding and accelerating the roll-out of new products which do not require casein.  We are continuing these initiatives throughout fiscal 2009.  With our current cash balances and the ability to borrow additional funds on our Commercial Finance Agreement, we believe that we currently have the ability to repay a majority of the Convertible Note and accrued interest thereon.  However, the payment of the entire balance of $3,451,478 as of October 19, 2008 would likely seriously and adversely impact our liquidity and put a cash strain on the Company without additional financing.

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

6-Months Ended September 30,	2008	2007	$ Change	% Change
Cash from (used in) operating activities	398,387	326,015	72,372	22.2%
Cash from (used in) investing activities	(16,208)	(10,871)	(5,337)	49.1%
Cash from (used in) financing activities	-	(197,941)	197,941	-100.0%
Net increase (decrease) in cash	382,179	117,203	264,976	226.1%

Operating and Investing Activities
We are continuing to provide positive cash flow from operations with strong profit margins, faster collections on accounts receivable and maximization of our vendor terms. We continually review our accounts receivable collection, inventory levels and accounts payable practices in order to maximize cash flow from operations.

In the six months ended September 30, 2008 and 2007, cash used in investing activities related to our purchase of additional office equipment.

Financing Activities
There were no financing activities during the six months ended September 30, 2008 and 2007 except that related to our secured borrowings.

Index

Debt Financing
On June 23, 2006, we entered into a Receivables Purchase Agreement with Commercial Finance Division, a subsidiary of Textron Financial Corporation (“Commercial Finance”), whereby Commercial Finance provides financing to our Company through advances against certain trade receivable invoices due to our Company (the “Commercial Finance Agreement”).  The Commercial Finance Agreement is secured by our accounts receivable and all other assets.  Generally, subject to a maximum principal amount of $3,500,000 which can be borrowed under the Commercial Finance Agreement, the amount available for borrowing is equal to 85% of our eligible accounts receivable invoices less a dilution reserve and any required fixed dollar reserves.  The dilution and fixed dollar reserves are currently set at 7% and $100,000, respectively.  Advances under the Commercial Finance Agreement bear interest at a variable rate equal to the prime rate plus 1.5% per annum (6.50% on September 30, 2008).  However, the Commercial Finance Agreement requires a $4,500 minimum monthly interest charge to be assessed.   We are also obligated to pay a $1,500 monthly service fee.  A default in our obligations to Mr. DeLuca under the Convertible Note would trigger a cross default under our Commercial Finance Agreement.

The initial term of the Commercial Finance Agreement ends on June 23, 2009 and may renew automatically for consecutive twelve-month terms unless terminated sooner.  The Commercial Finance Agreement may be accelerated in the event of certain defaults by our Company including among other things, a default in our payment and/or performance of any obligation to Commercial Finance or any other financial institution, creditor, or bank; and any change in the conditions, financial or otherwise, of our Company which reasonably causes Commercial Finance to deem itself insecure.  In such an event, interest on our borrowings would accrue at the greater of twelve percent per annum or the variable rate of prime plus 1.5% and we would be liable for an early termination premium ranging from 1% to 3%, depending upon the timing of such termination, on the maximum principal amount available under the Commercial Finance Agreement.  Although we had approximately $1.5 million available to draw pursuant to this Commercial Finance Agreement as of September 30, 2008, there were no amounts advanced, because we did not need additional cash on such date.  The net amount of cash used to pay down our obligation under our Commercial Finance Agreement during the six months ended September 30, 2008 and 2007 was $0 and $197,941, respectively.

Recent Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement),” (“APB 14-1”). APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, interim periods within those fiscal years, and is applied retrospectively to all periods presented. We are currently evaluating the impact of adopting APB 14-1 on our results of operations and financial position.

In June 2008, FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” The FSP concluded that unvested share-based payment awards that contain nonforfeitable rights to dividends are participating securities under FASB No. 128, “Earnings per Share,” and should be included in the computation of earnings per share under the two-class method. The two-class method is an earnings allocation formula that we use to determine earnings per share for each class of common stock according to dividends declared and participation rights in undistributed earnings. We do not expect that the adoption of this FSP effective January 1, 2009 will have a material impact on our results of operations or financial position.

In June 2008, the FASB’s Emerging Issues Task Force reached a consensus regarding EITF Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (EITF 07-5). EITF 07-5 outlines a two-step approach to evaluate the instrument’s contingent exercise provisions, if any, and to evaluate the instrument’s settlement provisions when determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock. EITF 07-5 is effective for fiscal years beginning after December 15, 2008 and must be applied to outstanding instruments as of the beginning of the fiscal year of adoption as a cumulative-effect adjustment to the opening balance of retained earnings. Early adoption is not permitted. We are currently evaluating the impact of adopting EITF 07-5 on our results of operations and financial position.

The Recent Accounting Pronouncements should be read in conjunction with the pronouncements included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2008.

Index

Item 4T. Controls and Procedures
Management is responsible for the preparation of our financial statements and related information. Management uses its best judgment to ensure that the financial statements present fairly, in all material respects, our financial position and results of operations in conformity with generally accepted accounting principles.

Management is responsible for establishing and maintaining adequate internal control over financial reporting.  Under the supervision of management, including the Chief Executive Officer ("CEO") and the Chief Financial Officer ("CFO"), we conducted an evaluation of the effectiveness of our internal control over financial reporting based on “Internal Control - Integrated Framework,” published in 1992 by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission and subsequent guidance prepared by the COSO specifically for smaller public companies. Based on that evaluation, our management, including the CEO and CFO, concluded that our internal control over financial reporting was effective in timely bringing to their attention material information related to our Company required to be included in our periodic Securities and Exchange Commission filings as of our fiscal year ended March 31, 2008.  During the quarter ended September 30, 2008, there were no changes in our internal controls over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect those controls.

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

In addition to the other information in this Form 10-Q and risk factors previously disclosed in our Annual Report on Form 10-K for the year ended March 31, 2008, the following are some of the factors as of November 10, 2008, that could cause our Company’s actual results to differ materially from the expected results described in or underlying our Company’s forward-looking statements.  These factors should be considered carefully while evaluating our business and prospects.   If any of the following risks actually occur, they could seriously harm our business, financial condition, results of operations or cash flows.

We may be required to repay our Convertible Note to Mr. DeLuca.
Pursuant to a Note Purchase Agreement dated July 19, 2006 as modified on March 14, 2007, we issued an unsecured convertible note for $2,685,104 (the “Convertible Note”) to Mr. Frederick A. DeLuca.  The Convertible Note accrued interest at 12.5% per annum and matured on October 19, 2008. The Convertible Note together with any accrued and unpaid interest thereon, is convertible at the election of Mr. DeLuca, into shares of our common stock at a conversion price of $0.35 per share.  The closing price of our common stock on November 10, 2008 as quoted on the OTC Bulletin Board was $0.13 per share. Therefore, it is unlikely that Mr. DeLuca would choose to convert the Convertible Note and accrued interest thereon at his conversion price of $0.35 per share.  No payments or conversions have been made and no event of default has been called by Mr. DeLuca.  Therefore, the Convertible Note is continuing to accrue interest at 12.5% per annum, which is approximately $933 per day.  If Mr. DeLuca does not choose to convert this Convertible Note into stock and does not extend the maturity date of the Convertible Note, then we will be required to pay principal plus accrued interest thereon in the amount of $3,451,478 as of October 19, 2008 plus interest of approximately $933 per day thereafter.  With our current cash balances and the ability to borrow additional funds on our Commercial Finance Agreement, we believe that we currently have the ability to repay a majority of this obligation.  However, the payment of the entire balance would likely seriously and adversely impact our liquidity and put a cash strain on the Company without additional financing.  Additionally, our ability to repay could be adversely affected by any negative changes in our cash position between now and the maturity date of such Convertible Note.

We are currently in discussions with Mr. DeLuca and others regarding options to refinance and/or convert all or a portion of the Convertible Note and accrued interest thereon into.  There can be no assurance that we will be successful in our negotiations with Mr. DeLuca and/or other parties or that the terms of any such refinancing or conversions will not result in the issuance, or potential issuance, of a significant amount of equity securities that will cause substantial dilution to our stockholders.  In the event we are not successful, any collection actions by Mr. DeLuca could have a material adverse affect on the liquidity and financial condition of our Company and our ability to secure additional financing.  The default rate of interest on our Convertible Note is 17.5%.  Additionally, a default on our Convertible Note would trigger a cross default in our obligations under our Commercial Finance Agreement which would result in an acceleration of our obligations and subject us to a default rate of interest there under.  To the extent we have any borrowings outstanding at such time, such a cross default would further exacerbate our liquidity position and have a material adverse affect on our financial condition and we may not be able to continue as a going concern.

We may not be able continue as a going concern on a long-term basis.
We received a report from our independent accountants relating to our audited financial statements as of March 31, 2008 containing a paragraph stating that because we may be required to pay the Convertible Note and accrued interest thereon in fiscal 2009 which may leave us with insufficient cash funds to continue operations, there is substantial doubt as to our ability to continue as a going concern.  Our ability to continue as a going concern depends upon the outcome of our

Index

discussions with Mr. DeLuca and others regarding options to refinance and/or convert all or a portion of the Convertible Note and accrued interest thereon into equity or successfully obtaining sufficient cash resources to pay $3,451,478 as of October 19, 2008 plus interest of approximately $933 per day thereafter and obtaining positive cash flow from operations to sustain normal business operations. With our current cash balances and the ability to borrow additional funds on our Commercial Finance Agreement, we believe that we currently have the ability to repay a majority of the Convertible Note and accrued interest thereon.  However, the payment of the entire balance of $3,451,478 as of October 19, 2008 plus interest of approximately $933 per day thereafter would likely seriously and adversely impact our liquidity and put a cash strain on the Company without additional financing.

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

Our current business plan continues to eliminate low margin private label and Galaxy imitation business from our sales mix, which is expected to result in slightly lower sales in fiscal 2009 than in fiscal 2008.  Additionally, the cost of goods sold has increased due to higher ingredient costs that began in the third quarter of fiscal 2008, particularly casein, which will continue to negatively impact gross margins on a majority of our products in fiscal 2009.  During fiscal 2008, we implemented several initiatives in an effort to at least partially minimize the negative effect of these ingredient price increases. These strategies included reducing promotional spending and consumer advertising and increasing customer pricing on certain affected product lines, as well as, proposing reformulations on existing products to reduce the amount of required casein and expanding and accelerating the roll-out of new products which do not require casein.  We are continuing these initiatives throughout fiscal 2009.

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

Additionally, due to a worldwide shortage and, because we buy most of our casein from foreign suppliers,  a weaker US Dollar in relation to the Euro, the average price of casein increased more than 96% and 97% in the three and six months ended September 30, 2008, respectively, compared to the three and six months ended September 30, 2007. However, in the first six months of fiscal 2009, the average price of casein is approximately 45% higher than the annual fiscal 2008 average.  Additionally, in the second quarter of fiscal 2009, the average price decreased nearly 3% compared to the first quarter of fiscal 2009; thereby indicating a possible stabilization and reversal in the cost of casein.  Forecasts from our suppliers indicate that although these historically high casein prices are subsiding slightly, our average fiscal 2009 prices will likely remain higher than our average prices paid in fiscal 2008. This dramatic increase in supply costs is expected to substantially increase our cost of goods sold and correspondingly substantially reduce our gross margins in fiscal 2009.  However, based on additional discussions with casein suppliers, we do expect that casein prices in fiscal 2010 will significantly decline.  Management is in the process of evaluating the effects of reduced pricing for fiscal 2010.

We implemented several strategic plans of action in an effort to at least partially minimize the negative effect of these casein price increases. These strategies included reducing promotional spending and consumer advertising and increasing customer pricing on certain affected product lines, as well as, proposing reformulations on existing products to reduce the

Index

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
As of November 10, 2008, Frederick DeLuca, a private investor, owned approximately 23% of our outstanding common stock and held warrants and a convertible note which, if exercised with accrued and unpaid interest on the convertible note as of such date and assuming the exercise of no other outstanding options or warrants, would give him ownership of approximately 51% of our outstanding common stock.  Investors who purchase common stock in our Company may be unable to elect any specific members of the board of directors or exercise significant control over us or our business as a result of Mr. DeLuca’s ownership of our common stock and our outstanding note obligations to Mr. DeLuca.  Additionally, Mr. DeLuca may be able to exercise significant influence over our policies and Board composition.

Stockholders may experience further dilution.
We have a substantial number of outstanding options and warrants and the Convertible Note to acquire shares of common stock.  As of November 10, 2008, we have a total of 15,014,358 shares reserved for future issuance upon exercise of options or warrants and conversion of the Convertible Note.  None of these securities are “in the money,” as of such date.  “In the money” generally means that the current market price of the common stock is above the exercise price of the shares subject to the option, warrant or note conversion.  The issuance of common stock upon the exercise of these options and warrants or note conversion could adversely affect the market price of the common stock or result in substantial dilution to our existing stockholders.  In addition, any future securities issuances by our Company, especially in connection with the refinancing of the Convertible Note, could result in the issuance, or potential issuance, of a significant amount of equity securities that will cause substantial dilution to our stockholders, particularly given the current low trading price of our common stock.

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

*3.2	Amended and Restated Bylaws of Galaxy Nutritional Foods, Inc. dated February 6, 2008 (Filed as Exhibit 3.2 on Form 10-Q for the fiscal quarter ended December 31, 2007.)

*4.1	Asset Purchase Agreement dated June 30, 2005 between Galaxy Nutritional Foods, Inc. and Schreiber Foods, Inc. (Filed as Exhibit 4.25 on Form 8-K filed July 6, 2005.)

*4.2	Warrant to Purchase Securities of Galaxy Nutritional Foods, Inc. dated July 19, 2006 in favor of Frederick A. DeLuca (Filed as Exhibit 4.27 on Form 8-K filed July 25, 2006.)

*10.1	Second Amended and Restated Employment Agreement dated as of October 13, 2003 between Galaxy Nutritional Foods, Inc. and Angelo S. Morini (Filed as Exhibit 10.1 on Form 8-K filed October 20, 2003.)

*10.2	Employment Agreement dated July 8, 2004 between Galaxy Nutritional Foods, Inc. and Michael E. Broll (Filed as Exhibit 10.15 on Form 8-K filed July 13, 2004.)

*10.3	Second Amendment to the Employment Agreement dated May 3, 2007 between Galaxy Nutritional Foods, Inc. and Michael E. Broll. (Filed as Exhibit 10.41 on Form 8-K filed May 9, 2007.)

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

Index

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

*10.19
Receivables Purchase Agreement, together with Addendum, dated June 23, 2006 between Galaxy Nutritional Foods, Inc. and Systran Financial Services Corporation, now Commercial Finance Division (Filed as Exhibit 10.30 on Form 8-K filed June 29, 2006.)

*10.20
First Amendment to Receivables Purchase Agreement dated March 28, 2007 between Galaxy Nutritional Foods, Inc. and Systran Financial Services Corporation, now Commercial Finance Division (Filed as Exhibit 10.42 on Form 10-K for the fiscal year ended March 31, 2007.)

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

GALAXY NUTRITIONAL FOODS, INC.

Date: November 14, 2008                                                          /s/ Michael E. Broll
Michael E. Broll
Chief Executive Officer & Director
(Principal Executive Officer)

Date: November 14, 2008                                                         /s/ Salvatore J. Furnari
Salvatore J. Furnari
Chief Financial Officer & Vice President of Finance
 (Principal Accounting and Financial Officer)

Index