Form 10-Q
period 2008-12-31
GALAXY NUTRITIONAL FOODS INC
filed 2009-02-12
CIK 819527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
________________________________________________________________________________
(Mark One)
☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from_______ to ______

Commission File Number 1-15345

GALAXY NUTRITIONAL FOODS, INC.
(Exact name of registrant as specified in its charter)

Delaware	25-1391475
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

6280 Hazeltine National Drive	32822
Orlando, Florida	(Zip Code)
(Address of principal executive offices)
1-407-855-5500
(Registrant’s telephone number, including area code)

5955 T.G. Lee Blvd, Suite 201
Orlando, Florida 32822
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
Yes ☐                                No ☑

On February 10, 2009, there were 27,051,294 shares of common stock, $.01 par value per share, outstanding.

 GALAXY NUTRITIONAL FOODS, INC.

Index to Form 10-Q
For the Quarter Ended December 31, 2008

Index

PART I.  FINANCIAL INFORMATION
GALAXY NUTRITIONAL FOODS, INC.
Balance Sheets

		DECEMBER 31,	MARCH 31,
	Notes	2008	2008
		(Unaudited)

ASSETS	2
CURRENT ASSETS:
Cash		$2,901,079	$1,893,425
Trade receivables, net		2,172,812	2,516,496
Inventories, net		163,667	116,902
Prepaid expenses and other		186,752	95,906

Total current assets		5,424,310	4,622,729

PROPERTY AND EQUIPMENT, NET		51,504	65,671
OTHER ASSETS		49,385	68,463

TOTAL		$5,525,199	$4,756,863

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Secured borrowings	2	$--	$--
Accounts payable		1,801,681	1,393,810
Accrued and other current liabilities		393,858	1,028,049
Accrued employment contracts	3	2,154	282,599
Related party note payable	1,2	--	2,685,104

Total current liabilities		2,197,693	5,389,562

COMMITMENTS AND CONTINGENCIES	4	--	--

STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock		270,513	171,100
Additional paid-in capital		73,488,033	70,167,149
Accumulated deficit		(70,431,040)	(70,970,948)

Total stockholders’ equity (deficit)		3,327,506	(632,699)

TOTAL		$5,525,199	$4,756,863

See accompanying notes to financial statements

Index

GALAXY NUTRITIONAL FOODS, INC.
Statements of Income
(UNAUDITED)

		THREE MONTHS ENDED DECEMBER 31,		NINE MONTHS ENDED DECEMBER 31,
	Notes	2008	2007	2008	2007

Net Sales		$6,261,613	$6,446,099	$18,413,893	$18,763,360
Cost of Goods Sold		4,310,492	4,145,200	12,514,672	11,346,406
GROSS MARGIN		1,951,121	2,300,899	5,899,221	7,416,954

OPERATING EXPENSES:
Selling		770,199	871,797	2,300,375	2,702,038
Delivery		265,134	263,923	758,191	772,786
General and administrative		550,944	672,530	1,800,850	1,883,647
Employment contract expense-general and administrative	3	--	--	--	346,447
Research and development		75,409	86,511	218,685	249,506
Loss on disposal of assets		--	512	--	512
Total operating expenses		1,661,686	1,895,273	5,078,101	5,954,936

INCOME FROM OPERATIONS		289,435	405,626	821,120	1,462,018

INTEREST EXPENSE, NET		(65,356)	(110,261)	(281,212)	(343,313)

INCOME BEFORE TAXES		224,079	295,365	539,908	1,118,705

INCOME TAX EXPENSE		--	--	--	(12,000)

NET INCOME		$224,079	$295,365	$539,908	$1,106,705

BASIC NET INCOME PER COMMON SHARE	6	$0.01	$0.02	$0.03	$0.06

DILUTED NET INCOME PER COMMON SHARE	6	$0.01	$0.01	$0.03	$0.05

See accompanying notes to financial statements.

Index

GALAXY NUTRITIONAL FOODS, INC.
Statement of Stockholders’ Equity (Deficit)
Nine Months Ended December 31, 2008
(UNAUDITED)

		Common Stock
	Notes	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Total
Balance at March 31, 2008		17,110,016	$171,100	$70,167,149	$(70,970,948)	$(632,699)

Conversion of related party note into common stock	2	9,941,278	99,413	3,380,034	--	3,479,447
Costs associated with issuance of common stock	2	--	--	(59,150)	--	(59,150)
Net income		--	--	--	539,908	539,908

Balance at December 31, 2008		27,051,294	$270,513	$73,488,033	$(70,431,040)	$3,327,506

See accompanying notes to financial statements

Index

GALAXY NUTRITIONAL FOODS, INC.
Statements of Cash Flows
(UNAUDITED)

Nine Months Ended December 31,	Notes	2008	2007

CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:	7
Net Income		$539,908	$1,106,705
Adjustments to reconcile net income to net cash from (used in) operating activities:
Depreciation and amortization		33,950	33,308
Amortization of debt discount and financing costs		19,078	36,117
Provision for future credits and doubtful accounts on trade receivables		(387,233)	(632,500)
Inventory reserve		(31,533)	5,615
Loss on disposal of assets		--	512
(Increase) decrease in:
Trade receivables		730,917	703,643
Inventories		(15,232)	271,259
Prepaid expenses and other		(90,846)	(3,007)
Increase (decrease) in:
Accounts payable		407,871	(308,204)
Accrued and other liabilities		(120,293)	(79,443)

NET CASH FROM OPERATING ACTIVITIES		1,086,587	1,134,005

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Purchase of property and equipment		(19,783)	(14,345)

NET CASH USED IN INVESTING ACTIVITIES		(19,783)	(14,345)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Net payments on secured borrowings		--	(556,886)
Costs associated with issuance of common stock	2	(59,150)	--

NET CASH USED IN FINANCING ACTIVITIES		(59,150)	(556,886)

NET INCREASE IN CASH	7	1,007,654	562,774

CASH, BEGINNING OF PERIOD		1,893,425	879,487

CASH, END OF PERIOD		$2,901,079	$1,442,261

See accompanying notes to financial statements.

Index

GALAXY NUTRITIONAL FOODS, INC.
Notes to Financial Statements
(UNAUDITED)

(1)           Summary of Significant Accounting Policies
The unaudited financial statements have been prepared by Galaxy Nutritional Foods, Inc. (the “Company”), in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and applicable rules and regulations of the Securities and Exchange Commission.  The accompanying financial statements contain all normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of such financial statements.  Certain information and disclosures normally included in the financial statements prepared in accordance with GAAP have been omitted under such rules and regulations although the Company believes that the disclosures are adequate to make the information presented not misleading.  The March 31, 2008 balance sheet data was derived from the audited financial statements, but does not include all disclosures required by GAAP.  These unaudited financial statements should be read in conjunction with the financial statements and notes included on Form 10-K for the fiscal year ended March 31, 2008.  Interim results of operations for the three and nine months ended December 31, 2008 may not necessarily be indicative of the results to be expected for the full year.

Nature of Business and Going Concern
The Company develops and internationally markets plant-based cheese alternatives, organic dairy and other organic and natural food products to grocery and natural foods retailers, mass merchandisers and food service accounts. Galaxy Nutritional Foods Veggie®, the leading brand in the grocery cheese alternative category and the Company’s top selling product group, is primarily merchandised in the produce section and provides calcium and protein without cholesterol, saturated fat or trans-fat. Other popular brands include: Galaxy Nutritional Foods Rice®, Veggy®, Vegan®, Rice Vegan®, and Wholesome Valley Organic®. Galaxy Nutritional Foods, Inc. is dedicated to developing nutritious and delicious food products made with high quality natural ingredients that exceed the expectations of today’s health conscious consumers. The Company is also committed to reducing its environmental impact as part of its Eat Green for Body & Earth™ program that offsets carbon emissions associated with product shipping and emphasizes the use of organic ingredients.  The Company headquarters are located in Orlando, Florida, and its common stock is quoted on the OTC Bulletin Board under the symbol “GXYF.”

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

As of March 31, 2008, the Company’s ability to continue as a going concern depended upon successfully refinancing or obtaining sufficient cash resources to pay its Convertible Note and accrued interest thereon (see Note 2) and obtaining positive cash flow from operations to sustain normal business operations.

On November 18, 2008, the Company, Mr. Frederick A. DeLuca and Galaxy Partners, L.L.C., a Minnesota limited liability company (“Galaxy Partners”) entered into a Stock Purchase Agreement (the “Purchase Agreement”).  Pursuant to the Purchase Agreement, in exchange for the sum of $5 million, Mr. DeLuca sold to Galaxy Partners his 3,869,842 shares of the Company’s common stock and assigned to Galaxy Partners all of his right, title and interest in and to the Convertible Note. In connection with the Purchase Agreement and in accordance with the terms of the Convertible Note, Galaxy Partners converted all of the outstanding principal and accrued interest under the Convertible Note totaling $3,479,447 into 9,941,278 shares of the Company’s common stock. As a result of the Purchase Agreement and conversion of the Convertible Note into 9,941,278 shares, Galaxy Partners acquired an aggregate of 13,811,120 shares of the Company’s common stock and consequently became the majority stockholder, owning approximately 51.1% of the 27,051,294 issued and outstanding shares of the Company’s common stock.  As a result of the conversion of the Convertible Note, the strength of the Company’s balance sheet greatly improved with no further debt obligations and stockholders’ equity greater than $3 million.  Therefore, management does not believe there currently is any remaining issue with the Company’s ability to operate as a going concern in the near future.

Index

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

Non-Cash Compensation Related to Stock-Based Transactions
Statement of Financial Accounting Standard (“FAS”) No. 123 (revised 2004), “Share-Based Payment,” (“FAS No. 123R”) requires companies to measure the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant-date fair value of the award and to recognize it as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period.

FAS No. 123R applies to new awards and to awards modified, repurchased, or cancelled after the effective date, as well as to the unvested portion of awards outstanding as of the effective date. The Company uses the Black-Scholes option-pricing model to value its new stock option grants under FAS No. 123R. FAS No. 123R also requires the Company to estimate forfeitures in calculating the expense related to stock-based compensation. Additionally, FAS No. 123R requires the Company to reflect cash flows resulting from excess tax benefits related to those options as a cash inflow from financing activities rather than as a reduction of taxes paid.

There were no issuances of stock awards or vesting of prior unvested stock awards during the three and nine months ended December 31, 2008 and 2007.  Therefore, there were no assumptions under the Black-Scholes option-pricing model and no stock-based compensation expense during the three and nine months ended December 31, 2008 and 2007.

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

Segment Information
The Company does not identify separate operating segments for management reporting purposes.  The results of operations are the basis on which management evaluates operations and makes business decisions.   The Company sells to customers throughout the United States and 10 other countries.

Recent Accounting Pronouncements

In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13,” (“FSP FAS 157-1”).  FSP FAS 157-1 amends FAS No. 157 to remove certain leasing transactions from its scope and is effective upon the initial adoption of FAS No. 157 which the Company adopted beginning April 1, 2008.  Additionally in February 2008, FASB issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157,” which amends FAS No. 157 by delaying its effective date by one year for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis.  Accordingly, the Company will begin applying fair value measurements for all non-financial assets and non-financial liabilities on April 1, 2009.

Index

In May 2008, FASB issued FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). This FSP specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years, and is applied retrospectively to all periods presented. The Company is currently evaluating the impact of adopting FSP APB 14-1 on its results of operations and financial position.

In June 2008, FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” The FSP concluded that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities under FASB No. 128, “Earnings per Share,” and should be included in the computation of earnings per share under the two-class method. The two-class method is an earnings allocation formula used to determine earnings per share for each class of common stock according to dividends declared and participation rights in undistributed earnings. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and is applied retrospectively to all periods presented.  The Company does not expect that the adoption of this FSP will have a material impact on its results of operations or financial position.

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

Deferred income taxes are recognized for the tax consequences of temporary differences between the financial reporting bases and the tax bases of the Company’s assets and liabilities in accordance with FAS No. 109, “Accounting for Income Taxes.” Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

Financial Instruments
In April 2008, the Company adopted FAS No. 157, “Fair Value Measurements,” (“FAS No. 157”) to value its financial assets and liabilities. The adoption of FAS No. 157 did not have a significant impact on the Company’s results of operations, financial position or cash flows.  FAS No. 157 defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements.  FAS No. 157 defines fair value as the exchange price that would be paid by an external party for an asset or liability (exit price).  FAS No. 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  Three levels of inputs may be used to measure fair value:

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2008.  The Company uses the market approach to measure fair value for its Level 1 financial assets and liabilities.  The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.  The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values.  These financial instruments which include cash, trade receivables, secured borrowings, related party note payable, accounts payable and accrued liabilities are valued using Level 1 inputs and are immediately available without market risk to principal.  Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.  The Company does not have other financial assets that would be characterized as Level 2 or Level 3 assets.

FAS No. 157 is effective for non-financial assets and liabilities for the Company’s fiscal year beginning April 1, 2009.  The Company is currently assessing the impact of this pronouncement as it relates to non-financial assets and liabilities.

(2)           Secured Borrowings and Related Party Note Payable
Secured Borrowings
On June 23, 2006, the Company entered into a Receivables Purchase Agreement with Commercial Finance Division, a subsidiary of Textron Financial Corporation (“Commercial Finance”), whereby Commercial Finance provides financing to the Company through advances against certain trade receivable invoices due to the Company (the “Commercial Finance Agreement”).  The Commercial Finance Agreement is secured by the Company’s accounts receivable and all other assets.  Generally, subject to a maximum principal amount of $3,500,000 which can be borrowed under the Commercial Finance Agreement, the amount available for borrowing is equal to 85% of the Company’s eligible accounts receivable invoices less a dilution reserve and any required fixed dollar reserves.  The dilution and fixed dollar reserves are currently set at 7% and $100,000, respectively.  Advances under the Commercial Finance Agreement bear interest at a variable rate equal to the prime rate plus 1.5% per annum (4.75% on December 31, 2008).  However, the Commercial Finance Agreement requires a $4,500 minimum monthly interest charge to be assessed.   The Company is also obligated to pay a $1,500 monthly service fee.

The initial term of the Commercial Finance Agreement ends on June 23, 2009 and may renew automatically for consecutive twelve-month terms unless terminated sooner.  The Commercial Finance Agreement may be accelerated in the event of certain defaults by the Company including among other things, a default in the Company’s payment and/or performance of any obligation to Commercial Finance or any other financial institution, creditor, or bank; and any change in the conditions, financial or otherwise, of the Company which reasonably causes Commercial Finance to deem itself insecure.  In such an event, interest on the Company’s borrowings would accrue at the greater of twelve percent per annum or the variable rate of prime plus 1.5% and the Company would be liable for an early termination premium of 1% on the maximum principal amount available under the Commercial Finance Agreement.  Although the Company had approximately $1.5 million available to draw pursuant to this Commercial Finance Agreement as of December 31, 2008, there were no amounts advanced, because the Company did not need additional cash on such date.

In accordance with FAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Debt,” the Company accounts for the Commercial Finance Agreement as a current liability since it is a full-recourse agreement and the Company maintains effective control over the accounts receivable.

Related Party Note Payable
Pursuant to a Note Purchase Agreement dated July 19, 2006, as amended on March 14, 2007, the Company issued an unsecured convertible note for $2,685,104 (the “Convertible Note”) to Mr. Frederick A. DeLuca.  The proceeds from the Convertible Note were used to repay or refinance several notes totaling $2.4 million that matured on June 15, 2006 and a $285,104 registration rights penalty owed to Mr. DeLuca. The Convertible Note accrued interest at 12.5% per annum and matured on October 19, 2008.  No interest or principal payments were required under the Convertible Note until its maturity.  Principal, together with any accrued and unpaid interest, on the Convertible Note was convertible at any time prior to payment into shares of the Company’s common stock at a conversion price of $0.35 per share.  The

Index

closing market price of the Company’s common stock as quoted on the OTC Bulletin Board on July 19, 2006 was $0.28.  As additional consideration for making the loan, the Company issued Mr. DeLuca a warrant (the “Warrant”) to purchase up to 200,000 shares of the Company’s common stock at an exercise price equal to $0.35 per share.  The Warrant is fully vested and can be exercised on or before the expiration date of July 19, 2009.  In July 2006, the Company recorded the $18,000 fair value of the Warrant as a discount to debt that was amortized from July 2006 through October 2007.

The Company recorded interest expense related to the Convertible Note in the amount of $45,684 and $216,300 in the three and nine months ended December 31, 2008, respectively and  $85,774 and $256,390 in the three and nine months ended December 31, 2007, respectively.   Additionally, the Company amortized $1,289 and $7,960 of debt discount to interest expense in the three and nine months ended December 31, 2007, respectively.

On November 18, 2008, the Company, Mr. DeLuca and Galaxy Partners entered into a Stock Purchase Agreement (the “Purchase Agreement”).  Pursuant to the Purchase Agreement, in exchange for the sum of $5 million, Mr. DeLuca sold to Galaxy Partners his 3,869,842 shares of the Company’s common stock and assigned to Galaxy Partners all of his right, title and interest in and to the Convertible Note. In connection with the Purchase Agreement and in accordance with the terms of the Convertible Note, Galaxy Partners converted all of the outstanding principal and accrued interest under the Convertible Note totaling $3,479,447 into 9,941,278 shares of the Company’s common stock.  The Company recorded $59,150 of stock issuance costs related to these transactions to additional paid in capital in the three months ended December 31, 2008.

 (3)           Related Party Transactions
Change in Control
As a result of the Purchase Agreement and conversion of the Convertible Note into 9,941,278 shares described in Note 2, Galaxy Partners acquired an aggregate of 13,811,120 shares of the Company’s common stock and consequently became the majority stockholder, owning approximately 51.1% of the 27,051,294 issued and outstanding shares of the Company’s common stock.  Galaxy Partners is comprised of seven members.  In consideration of the conversion of the Convertible Note, the Company agreed to expand the size of its Board from 4 to 7 members and elected three of the seven members of Galaxy Partners to the Board - David B. Johnson, Timothy S. Krieger and Michael D. Slyce.  Mr. Krieger holds a 40% individual ownership in Galaxy Partners. Mr. Johnson and Mr. Slyce each hold a 7.5% individual ownership in Galaxy Partners.  As the sole Governor/Director and CEO of Galaxy Partners, Mr. Krieger has the sole voting authority over all the 13,811,120 shares held by Galaxy Partners.

In connection with the Purchase Agreement, Galaxy Partners obtained financing in the amount of $5,500,000 (the “Financing”) from Robert O. Schachter, who is one of the seven members of Galaxy Partners.  Pursuant to the terms of the Financing, the membership interests of Galaxy Partners owned by the majority of the remaining members of Galaxy Partners, including those owned by Messrs. Johnson, Krieger and Slyce, were pledged to Mr. Schachter.  In the event of default under the Financing, Mr. Schachter would be entitled to foreclose on the pledged interests, in which event Mr. Schachter would then indirectly own a majority of the Company’s common stock, which would constitute a further change in control of the Company.

Consulting Agreement between Galaxy Partners and the Chairman of the Board
Effective November 18, 2008 with the closing of the Purchase Agreement and upon waiving his rights under the 2007 Stay, Severance and Sales Bonus Plan (see Note 4), David H. Lipka, Chairman of the Board, entered into a Consulting Agreement with Galaxy Partners and Fairway Dairy and Ingredients LLC, an affiliate of Galaxy Partners (“Fairway”).  Under the Consulting Agreement, and in view of Galaxy Partner’s substantial investment in the Company, Mr. Lipka has been engaged as an independent consultant of Galaxy Partners to serve for three years as, and in the capacity of, an adviser and consultant to the management of Galaxy Partners and Fairway.  In exchange for his services, Mr. Lipka is to receive aggregate consideration of $500,000, $300,000 of which was paid by Galaxy Partners upon the execution of the Purchase Agreement.  The Company is not a party to the Consulting Agreement and has no obligations under it.

Michael E. Broll
Effective with the signing of the Purchase Agreement on November 18, 2008, Mr. Broll entered into an amendment to his employment agreement with the Company, whereby he would continue as its Chief Executive Officer and Board member through March 31, 2009.  Mr. Broll also serves as President of the Company.  In the event that the parties do not enter into a new employment arrangement, then upon receipt of Mr. Broll’s resignation as the Company’s Chief Executive Officer and from the Company’s Board of Directors on March 31, 2009, in consideration of his staying with the Company during the transition period subsequent to the change of control in the Company and in recognition of his waiver of his rights under the 2007 Stay, Severance and Sales Bonus Plan (see Note 4), the Company will pay Mr.

Index

Broll compensation of $20,000 per month for 25 consecutive months beginning on April 1, 2009 less any applicable federal and/or state taxes.

Angelo S. Morini
In a Second Amended and Restated Employment Agreement effective October 13, 2003, Angelo S. Morini, the Company’s Founder, resigned from his positions with the Company as Vice Chairman and President and he is no longer involved in the daily operations of the Company.   Mr. Morini remained a director of the Company until his resignation on March 8, 2007.  The agreement was for a five-year period beginning October 13, 2003 and provides for an annual base salary of $300,000, plus standard health insurance benefits, club dues and an auto allowance.

Because Mr. Morini was no longer performing ongoing services for the Company, the Company accrued and expensed the five-year cost of this agreement in October 2003.  The total estimated cost expensed and accrued under this agreement in October 2003 was $1,830,329 and it was paid in full through nearly equal monthly installments ending in October 2008.

Christopher Morini
On June 1, 2007, Christopher E. Morini resigned from his position as Vice President of New Business Development.  In accordance with the Separation and General Release Agreement which became effective on June 9, 2007, between the Company and Mr. C. Morini, the Company accrued $346,447 for wages, health insurance benefits and payroll taxes and expensed them under Employment Contract Expense - General and Administrative in the Company’s Statement of Income in June 2007.  After an initial lump sum payment of approximately $100,087, the remaining obligation is being paid out in bi-weekly installments through February 2009.  As of December 31, 2008, $2,154 remained unpaid but accrued as a current liability.

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

•
The Company may terminate the Supply Agreement prior to the end of the Initial Term, without penalty, upon provision of written notice to Schreiber issued at least six (6) months prior to such proposed termination date, provided that the effective date for such termination by the Company shall not be prior to December 31, 2012, unless a change of control of the Company shall have occurred, in which case the effective date for such termination by the Company shall not be prior to December 31, 2010.  As a result of the change in control in November 2008 (Note 3), the date is now set at December 31, 2010.

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

Index

        As a result of the change in control in November 2008 (Note 3), the Company is no longer subject to the termination fee described above.

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

The Purchase Agreement entered into on November 18, 2008 (Note 2) did not trigger a change in control as defined in the Plan. However, effective November 18, 2008 with the closing of the Purchase Agreement, Mr. Lipka agreed to waive his rights under the Plan (Note 3).  In accordance with the amendment to his employment agreement on November 18, 2008, Mr. Broll also agreed to waive his rights under the Plan if he does not continue his employment with the Company after March 31, 2009 (Note 3).

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

(5)	Non-Cash Compensation Related to Stock-Based Transactions
Effective April 1, 2006, FAS No. 123R applies to new awards and to awards modified, repurchased, or cancelled after the effective date, as well as to the unvested portion of awards outstanding as of the effective date. The Company uses the Black-Scholes option-pricing model to value its new stock option grants under FAS No. 123R.

Compensation cost arising from nonvested stock granted to employees and from non-employee stock awards is recognized as expense using the graded vesting attribution method over the vesting period. As of March 31, 2008, there was no remaining unrecognized compensation cost related to nonvested stock, and there were no stock-based transactions during the three and nine months ended December 31, 2008 and 2007. Therefore, there was no stock-based compensation expense nor any unrecognized compensation cost related to nonvested stock for the three and nine months ended December 31, 2008 and 2007.

Index

The following table summarizes the Company’s plan and non-plan stock options outstanding as of December 31, 2008, as well as activity during the nine months then ended:
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at March 31, 2008	3,642,963	$2.72
Granted	—	—
Exercised	—	—
Forfeited or expired	(215,144)	3.21
Outstanding at December 31, 2008	3,427,819	$2.69	1.7	$-0-

Exercisable at December 31, 2008	3,427,819	$2.69	1.7	$-0-

There were no options granted and thus no weighted-average fair value computed on options during the three and nine months ended December 31, 2008 and 2007.  At December 31, 2008, the aggregate intrinsic value of options outstanding and options exercisable was zero, because the market value of the underlying stock was below the average exercise price of all options. The closing price of the Company’s common stock on December 31, 2008 as quoted on the OTC Bulletin Board was $0.20 per share.  There were no options exercised during the three and nine months ended December 31, 2008 and 2007 and therefore, no intrinsic value or cash received from option exercises.

 (6)           Earnings Per Share
The following is a reconciliation of basic net income per share to diluted net income per share:
	Three Months Ended December 31,		Nine Months Ended December 31,
	2008	2007	2008	2007
Net income - basic	$224,079	$295,365	$539,908	$1,106,705
Plus interest on convertible related party note payable	--	85,774	--	256,390
Net income - diluted	$224,079	$381,139	$539,908	$1,363,095

Weighted average shares outstanding – basic	21,756,483	17,110,016	18,664,470	17,110,016
Potential shares issued upon conversion of related party note payable	--	8,835,803	--	8,348,329
Potential shares “in-the-money” under stock option and warrant agreements	--	--	--	740,000
Less: Shares assumed repurchased under the treasury stock method	--	--	--	(662,069)
Weighted average shares outstanding –diluted	21,756,483	25,945,819	18,664,470	25,536,276

Basic net income per common share	$0.01	$0.02	$0.03	$0.06
Diluted net income per common share	$0.01	$0.01	$0.03	$0.05

Options for 3,597,394 and 3,627,406 shares and warrants for 617,442 and 952,058 shares have not been included in the computation of diluted net income per common share for the three and nine months ended December 31, 2008, respectively, as their effects were antidilutive.  Options for 4,352,124 and 4,150,420 shares and warrants for 1,158,001 and 997,662 shares have not been included in the computation of diluted net income per common share for three and nine months ended December 31, 2007, respectively, as their effects were antidilutive.

Index

(7)           Supplemental Cash Flow Information
For purposes of the statement of cash flows, all highly liquid investments with a maturity date of three months or less are considered to be cash equivalents.

Nine Months Ended December 31,	2008	2007
Non-cash financing and investing activities:
Accrued interest converted into common stock	$794,343	$--
Related party note payable converted into common stock	2,685,104	--

Cash paid for:
Interest	$45,834	$50,805

(8)           Economic Dependence and Segment Information
Pursuant to the Supply Agreement with Schreiber, the Company purchased approximately 99% and 98% of its total raw material purchases from Schreiber for the three and nine months ended December 31, 2008, respectively, and approximately 100% and 99% of its total raw material purchases from Schreiber for the three and nine months ended December 31, 2007, respectively.

For the three months ended December 31, 2008 and 2007, the Company’s gross sales were $6,551,093 and $6,888,900, respectively. For the nine months ended December 31, 2008 and 2007, the Company’s gross sales were $19,109,219 and $20,317,013, respectively.

The Company had one customer that accounted for approximately 19% and 17% of gross sales for the three and nine months ended December 31, 2008, respectively.  The Company had one customer that accounted for approximately 16% of gross sales for the three and nine months ended December 31, 2007.  There were no customers whose balance outstanding was greater than 10% of accounts receivable as of December 31, 2008 or 2007.

The Company has one operating segment and sells to customers throughout the United States, Puerto Rico, and the U.S. controlled Virgin Islands (together considered the United States) and 10 foreign countries.  Gross sales derived from foreign countries were approximately $677,000 and $999,000, representing 10% and 15% of gross sales for the three months ended December 31, 2008 and 2007, respectively.  Gross sales derived from foreign countries were approximately $2,107,000 and $2,759,000, representing 11% and 14% of gross sales for the nine months ended December 31, 2008 and 2007, respectively.  Gross sales are attributed to individual countries based on the customer’s shipping address.  The Company has no long-term assets located outside of the United States.

The following table sets forth the percentage of gross sales to each foreign country, which accounted for 10% or more of the Company’s foreign gross sales for the three and nine months ended December 31, 2008 and 2007:

Percentage of Gross Foreign Sales

	Three Months Ended December 31,		Nine Months Ended December 31,
Country	2008	2007	2008	2007
Canada	96%	85%	85%	87%
Other	5%	15%	15%	13%

(9)           Subsequent Event
On February 9, 2009, Andromeda Acquisition Corp. (“Andromeda”) announced that it plans to make a cash tender offer to purchase all outstanding shares of the Company for $0.36 per share.  Andromeda is a Delaware wholly-owned subsidiary of MW1 LLC (“MW1”) formed solely for the purpose of making the tender offer.  Currently, the sole member of MW1 is Mill Road Capital, L.P., a Delaware limited partnership formed by a core group of professionals to invest in small public companies.  Andromeda announced that it plans to commence the offer on or about February 13, 2009 and end the offer on or about March 16, 2009.  Additionally, it is expected that Galaxy Partners, the Company’s 51.1% majority shareholder, along with Mill Road Capital, L.P. will contribute their 14,370,728 combined shares of the Company’s common stock to MW1 prior to the expiration of the offer.

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

Business Environment

General
Galaxy Nutritional Foods, Inc. (our “Company”) develops and internationally markets plant-based cheese alternatives, organic dairy and other organic and natural food products to grocery and natural foods retailers, mass merchandisers and food service accounts. Galaxy Nutritional Foods Veggie®, the leading brand in the grocery cheese alternative category and our Company’s top selling product group, is primarily merchandised in the produce section and provides calcium and protein without cholesterol, saturated fat or trans-fat. Other popular brands include: Galaxy Nutritional Foods Rice®, Veggy®, Vegan®, Rice Vegan®, and Wholesome Valley Organic®. Galaxy Nutritional Foods, Inc. is dedicated to developing nutritious and delicious food products made with high quality natural ingredients that exceed the expectations of today’s health conscious consumers. We are also committed to reducing our environmental impact as part of our Eat Green for Body & Earth™ program that offsets carbon emissions associated with product shipping and emphasizes the use of

Index

organic ingredients.  Our Company headquarters are located in Orlando, Florida, and our common stock is quoted on the OTC Bulletin Board under the symbol “GXYF.”

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

Marketing
We use several internal and external reports to monitor sales and profitability by  brand, product, customer and channel of sale to determine the outside factors affecting the sales levels.  Marketing analyzes retail scan and internal sales data along with consumer insights for recommendations on pricing, product mix, new product and packaging opportunities and to assess market and competitive conditions.

Our fiscal 2009 marketing plan is focused on consumer-centric strategies and non-price based programs to increase brand awareness and purchase intent.  Consumer marketing programs include Veggie print advertising in Fitness and Parenting and Rice and Rice Vegan advertising in Vegetarian Times and VegNews.  Fiscal 2009 advertisements feature online coupon offers.  In addition to print advertising, we expanded consumer marketing efforts to include online advertising with various campaigns targeting our Veggie and Vegan brands.  Our public relations and media outreach continues to focus on consumer education and on our new environmental program.  As part of our public relations campaign, we partnered with Holistic Health Counselor and Gourmet Natural Foods Chef, Alex Jamieson. As a media spokesperson, Chef Jamieson assists in outreach to women’s food and health magazines.  Our Eat Green for Body & Earth™ campaign addresses the environmental impact of our business and communicates this message to our end consumers.  The initiative, in addition to carbon offsets, emphasizes the use of organic ingredients, which do not release synthetic fertilizers and pesticides into the environment.  Additionally, we have “greened” our offices by putting the environmentally conscious motto “reduce, reuse, recycle” into practice.  This program is being expanded in fiscal 2009 to include a notation of “Carbon Free Shipping” on our product labels.

As we grow our marketing initiatives, valuable insights on campaign efficacy are gained and used to fine-tune our efforts. Such information is then used to increase our return on marketing expenditures by focusing on those efforts that increase brand and product awareness, increase consumer education and ultimately broaden the consumer base within the cheese alternative category.

Conversion of Related Party Note Payable and Change in Control
Pursuant to a Note Purchase Agreement dated July 19, 2006 as modified on March 14, 2007, we issued an unsecured convertible note for $2,685,104 (the “Convertible Note”) to Mr. Frederick A. DeLuca, the Company’s largest stockholder.  The Convertible Note accrued interest at 12.5% per annum and matured on October 19, 2008.  No interest or principal payments were required under the Convertible Note until its maturity.  The Convertible Note together with any accrued and unpaid interest thereon, was convertible into shares of our common stock at a conversion price of $0.35 per share.

On November 18, 2008, our Company, Mr. DeLuca and Galaxy Partners, L.L.C., a Minnesota limited liability company (“Galaxy Partners”) entered into a Stock Purchase Agreement (the “Purchase Agreement”).  Pursuant to the Purchase Agreement, in exchange for the sum of $5 million, Mr. DeLuca sold to Galaxy Partners his 3,869,842 shares of our common stock and assigned to Galaxy Partners all of his right, title and interest in and to the Convertible Note. In connection with the Purchase Agreement and in accordance with the terms of the Convertible Note, Galaxy Partners converted all of the outstanding principal and accrued interest under the Convertible Note totaling $3,479,447 into 9,941,278 shares of our common stock.  As a result of the Purchase Agreement and conversion of the Convertible Note into 9,941,278 shares, Galaxy Partners acquired an aggregate of 13,811,120 shares of our common stock and consequently became the majority stockholder in our Company, owning approximately 51.1% of the 27,051,294 issued and outstanding shares of our common stock.  Galaxy Partners is comprised of seven members.  In consideration of the conversion of the Convertible Note, we agreed to expand the size of our Board from 4 to 7 members and elected three of the seven members of Galaxy Partners to the Board - David B. Johnson, Timothy S. Krieger and Michael D. Slyce.  Mr. Krieger holds a 40% individual ownership in Galaxy Partners.   Mr. Johnson and Mr. Slyce each hold a 7.5% individual ownership in Galaxy Partners.  As the sole Governor/Director and CEO of Galaxy Partners, Mr. Krieger has the sole voting authority over all the 13,811,120 shares held by Galaxy Partners.

Index

In connection with the Purchase Agreement, Galaxy Partners obtained financing in the amount of $5,500,000 (the “Financing”) from Robert O. Schachter, who is one of the seven members of Galaxy Partners.  Pursuant to the terms of the Financing, the membership interests of Galaxy Partners owned by the majority of the remaining members of Galaxy Partners, including those owned by Messrs. Johnson, Krieger and Slyce, were pledged to Mr. Schachter.  In the event of default under the Financing, Mr. Schachter would be entitled to foreclose on the pledged interests, in which event Mr. Schachter would then indirectly own a majority of our common stock, which would constitute a further change in control of our Company.

As a result of the change in control, we are no longer subject to a termination fee from Schreiber in the event that we terminate the Supply Agreement prior to March 17, 2011.  However, the Purchase Agreement entered into on November 18, 2008 did not trigger a change in control or obligation as defined in the 2007 Stay Bonus, Severance Bonus and Sales Bonus Plan.

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

Based on the age of the receivable, cash collection history and past dilution in the receivables, we make an estimate of our anticipated bad debt, anticipated future authorized deductions due to current period activity and anticipated collections on non-authorized amounts that customers have currently deducted on past invoices.  Based on this analysis, we reserved

Index

$274,000 and $862,000 for known and anticipated future credits and doubtful accounts at December 31, 2008 and 2007, respectively.  We believe that this estimate is reasonable, but there can be no assurance that our estimate will not change given a change in economic conditions or business conditions within the food industry, our individual customer base or our Company.  Actual bad debt expense averages less than 1% of gross sales.

Inventory
Inventories are valued at the lower of cost or market.  Cost is determined using a weighted average method which approximates the first-in, first out method.  We review our inventory valuation each month and write off or reserve for inventory based on known or anticipated obsolete, discontinued and damaged goods.  In addition, we reduce the value of any finished good item to market value when that value is believed to be less than the cost of the item. Based on this analysis, we reserved $7,000 and $5,615 for known and anticipated future reductions in inventory value at December 31, 2008 and 2007, respectively.  We believe that this estimate is reasonable, but there can be no assurance that our estimate will not change given a change in economic conditions or business conditions within the food industry or our Company.

Deferred Taxes
Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  We have reserved our net deferred tax assets in full since we have not established a history of taxable income.

Valuation of Non-Cash Stock-Based Compensation
Statement of Financial Accounting Standard (“FAS”) No. 123 (revised 2004), “Share-Based Payment,” (“FAS No. 123R requires companies to measure the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant-date fair value of the award and to recognize it as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period.

FAS No. 123R applies to new awards and to awards modified, repurchased, or cancelled after the effective date, as well as to the unvested portion of awards outstanding as of the effective date. We use the Black-Scholes option-pricing model to value our new stock option grants under FAS No. 123R. FAS No. 123R also requires us to estimate forfeitures in calculating the expense related to stock-based compensation. In addition, FAS No. 123R requires us to reflect cash flows resulting from excess tax benefits related to those options as a cash inflow from financing activities rather than as a reduction of taxes paid.

There were no issuances of stock awards or vesting of prior unvested stock awards during the three and nine months ended December 31, 2008 and 2007.  Therefore, there were no assumptions under the Black-Scholes option-pricing model and no stock-based compensation expense during the three and nine months ended December 31, 2008 and 2007.

Results of Operations

	3-Months Ended December 31,				9-Months Ended December 31,
	2008	2007	$ Change	% Change	2008	2007	$ Change	% Change

Net Sales	$6,261,613	$6,446,099	$(184,486)	-2.9%	$18,413,893	$18,763,360	$(349,467)	-1.9%
Cost of Goods Sold	4,310,492	4,145,200	165,292	4.0%	12,514,672	11,346,406	1,168,266	10.3%
Gross Margin	$1,951,121	$2,300,899	$(349,778)	-15.2%	$5,899,221	$7,416,954	$(1,517,733)	-20.5%

Gross Profit %	31.2%	35.7%			32.0%	39.5%

Sales
For the three months ended December 31, 2008 and 2007, our gross sales before discounts, returns and allowances were $6,551,093 and $6,888,900, respectively. For the nine months ended December 31, 2008 and 2007, our gross sales before discounts, returns and allowances were $19,109,219 and $20,317,013, respectively.  The following chart sets forth the percentage of gross sales derived from our product brands during the three and nine months ended December 31, 2008 and 2007:

Index

	Three Months Ended December 31,		Nine months Ended December 31,
Brand	2008	2007	2008	2007
Veggie	66.0%	65.2%	67.1%	66.7%
Rice	14.6%	12.9%	12.9%	12.1%
Private Label, Imitation and Other	8.1%	10.3%	9.2%	10.4%
Vegan	4.4%	4.0%	4.1%	3.7%
Veggy	3.5%	4.2%	3.4%	4.3%
Wholesome Valley Organic	3.4%	3.4%	3.3%	2.8%

Although gross sales decreased approximately 5% and 6% in the three and nine months ended December 31, 2008, respectively, compared to the same periods ended December 31, 2007, our net sales, after discounts, returns and allowances, decreased only 3% and 2% in the three and nine months ended December 31, 2008, respectively, compared to the same periods ended December 31, 2007.  The reason for the lower decrease in net sales is the strategic decision to reduce certain vendor promotions and discounts in order to help offset some of the increase in cost of goods sold as detailed below.  The sales mix in the three and nine months ended December 31, 2008 remained similar to that in the prior year periods.

We anticipate that our annual net sales in fiscal 2009 will be slightly lower than sales reported in fiscal 2008 reflecting the lower baseline sales projected after further elimination of lower margin imitation business.

Cost of Goods Sold
Cost of goods sold increased five percentage points to 69% of net sales in the three months ended December 31, 2008 compared to 64% of net sales in the three months ended December 31, 2007.  Cost of goods sold increased seven percentage points to 68% of net sales in the nine months ended December 31, 2008 compared to 61% of net sales in the nine months ended December 31, 2007.  This increase in cost of goods sold as a percentage of net sales is primarily due to increased prices in casein. Casein is a dried skim milk protein that is the principal raw ingredient used in most of our products.  The average price of casein increased 21% in the three months ended December 31, 2008 compared to the three months ended December 31, 2007 and increased 64% in the nine months ended December 31, 2008 compared to the nine months ended December 31, 2007 due to a worldwide shortage and a weaker US Dollar that began in the third quarter of fiscal 2008. In the first nine months of fiscal 2009, the average price of casein is approximately 41% higher than the annual fiscal 2008 average.  However, the second and third quarters of fiscal 2009 saw a 3% and 6% quarter to quarter decrease; thereby indicating a possible stabilization and reversal in the cost of casein.

Forecasts from our suppliers indicate that although these historically high casein prices are subsiding, our average fiscal 2009 prices will remain significantly higher than our average prices paid in fiscal 2008. This dramatic increase in supply costs has and will continue to substantially increase our cost of goods sold and correspondingly substantially reduce our gross margins in fiscal 2009.  However, based on additional discussions with casein suppliers, we do expect that casein prices in fiscal 2010 will significantly decline.  Management is in the process of evaluating the effects of reduced pricing for fiscal 2010.

During fiscal 2008 and the first half of fiscal 2009, we implemented several initiatives in an effort to at least partially minimize the negative effect of these casein price increases. These strategies included reducing promotional spending and consumer advertising and increasing customer pricing on certain affected product lines, as well as, proposing reformulations on existing products to reduce the amount of required casein and expanding and accelerating the roll-out of new products which do not require casein.

Gross Margin
Gross margin declined 15% and 21% in the three and nine months ended December 31, 2008 compared to the three and nine months ended December 31, 2007.  Additionally, gross profit declined approximately 5 percentage points from an average of 36% in the three months ended December 31, 2007 to 31% in the three months ended December 31, 2008, and approximately 8 percentage points from an average of 40% in the nine months ended December 31, 2007 to 32% in the nine months ended December 31, 2008.  This decrease in gross margin and profits is primarily due to the rapid increase in the cost of goods sold (primarily casein) as stated above.  We do not believe that we could have passed this entire cost increase on to our consumers through immediate price increases without causing substantial reductions in our sales volumes.

We anticipate that in fiscal 2009, gross margins on a majority of our products will be lower than those in fiscal 2008 since the cost increases primarily took place in the third and fourth quarter of fiscal 2008.  We further anticipate that gross

Index
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

EBITDA, (a non-GAAP measure):
	3-Months Ended December 31,				9-Months Ended December 31,
	2008	2007	$ Change	% Change	2008	2007	$ Change	% Change
Net Sales	$6,261,613	$6,446,099	$(184,486)	-2.9%	$18,413,893	$18,763,360	$(349,467)	-1.9%
Cost of Goods Sold	4,310,492	4,145,200	165,292	4.0%	12,514,672	11,346,406	1,168,266	10.3%
Gross Margin	1,951,121	2,300,899	(349,778)	-15.2%	5,899,221	7,416,954	(1,517,733)	-20.5%

Operating Expenses:
Selling	770,199	871,797	(101,598)	-11.7%	2,300,375	2,702,038	(401,663)	-14.9%
Delivery	265,134	263,923	1,211	0.5%	758,191	772,786	(14,595)	-1.9%
General and administrative	550,944	672,530	(121,586)	-18.1%	1,800,850	1,883,647	(82,797)	-4.4%
Employment contract expense(1)	-	-	-	0.0%	-	346,447	(346,447)	-100.0%
Research and development	75,409	86,511	(11,102)	-12.8%	218,685	249,506	(30,821)	-12.4%
Loss on disposal of assets	-	512	(512)	-100.0%	-	512	(512)	-100.0%
Total operating expenses	1,661,686	1,895,273	(233,587)	-12.3%	5,078,101	5,954,936	(876,835)	-14.7%
Income from Operations	289,435	405,626	(116,191)	-28.6%	821,120	1,462,018	(640,898)	-43.8%

Interest expense, net	(65,356)	(110,261)	44,905	-40.7%	(281,212)	(343,313)	62,101	-18.1%
Income before Taxes	224,079	295,365	(71,286)	-24.1%	539,908	1,118,705	(578,797)	-51.7%

Federal Income Tax Expense	-	-	-	0.0%	-	(12,000)	12,000	-100.0%
NET INCOME	224,079	295,365	(71,286)	-24.1%	539,908	1,106,705	(566,797)	-51.2%

Interest expense, net	65,356	110,261	(44,905)	-40.7%	281,212	343,313	(62,101)	-18.1%
Taxes	-	-	-	0.0%	-	12,000	(12,000)	-100.0%
Depreciation	10,967	11,246	(279)	-2.5%	33,950	33,308	642	1.9%
EBITDA, (a non-GAAP measure)	$300,402	$416,872	$(116,470)	-27.9%	$855,070	$1,495,326	$(640,256)	-42.8%

EBITDA, as a % of Net Sales	4.8%	6.5%			4.6%	8.0%

(1)
In our calculation of key financial measures, we exclude the employment contract expenses related to Christopher Morini, because we believe that this item does not reflect expenses related to our current on-going operations.

Selling
Selling expense is partly a function of sales through variable costs such as brokerage commissions and promotional costs and partly fixed with certain fixed costs for marketing campaigns and employee salaries and benefits.  Selling expense as a percentage of net sales was approximately 12% and 14% in the three months ended December 31, 2008 and 2007, respectively.  Selling expense as a percentage of net sales was also approximately 13% and 14% in the nine months ended December 31, 2008 and 2007, respectively.  Historically, selling expenses averaged 14%-15% of net sales.  However,

Index

selling expenses as a percentage of net sales have decreased by two percentage points due to lower direct advertising costs and reduced travel expenses in the three and nine months ended December 31, 2008 compared to the three and nine months ended December 31, 2007.  Direct advertising costs primarily in print advertising were approximately $196,000 lower and travel and entertainment expenses were approximately $51,000 lower in the first nine months of fiscal 2009 due to a reduction in spending to help offset the higher cost of goods sold.

We expect that fixed selling expense amounts for advertising and market research in fiscal 2009 will be lower than fiscal 2008 due to the reasons disclosed above and selling expense as a percentage of net sales will average 13%-14%.

Delivery
Delivery expense is primarily a function of sales as our primary supplier drop-ships products to our customers and charges a fixed, per-pound contractual delivery fee that is subject to adjustment from time to time.  Delivery costs averaged 4% of net sales in the three and nine months ended December 31, 2008 and 2007 as anticipated.  We anticipate that delivery expense for fiscal 2009 will remain at approximately 4% of net sales.

General and Administrative
During the three and nine months ended December 31, 2008, general and administrative expenses decreased approximately $122,000 or 18% and $83,000 or 4%, respectively, compared to the three and nine months ended December 31, 2007.  Legal fees declined by approximately $127,000 as a result of a change in our primary general counsel and as a result of less time consuming legal transactions compared to the nine months ended December 31, 2007.  Additionally, director and officer (“D&O”) insurance costs decreased by approximately $37,000 due to lower policy limits.  However, this reduction in legal fees and D&O insurance was offset by a $72,000 increase in employee costs due to increases in existing employee payroll and benefits.

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

Research and Development
Research and development expenses decreased by approximately $11,000 and $31,000 in the three and nine months ended December 31, 2008, respectively, compared to the three and nine months ended December 31, 2007.  During fiscal 2008, we incurred higher charges to reformulate our Rice Shred products and to develop a new product line for our Wholesome Valley Organic brand.  These charges were lower during fiscal 2009 due to less reformulations and product development in the first nine months of fiscal 2009..  However, we anticipate that research and development costs in fiscal 2009 will be comparable to the prior fiscal year as reformulation charges are expected to increase in the fourth quarter of fiscal 2009.

Interest Expense
Interest expense decreased by approximately $45,000 or 40% and $62,000 or 18% in the three and nine months ended December 31, 2008, respectively, compared to the three and nine months ended December 31, 2007. The decrease in interest expense is primarily the result of the conversion of the related party note payable in November 2008 (see discussion below under Financing Activities) and no debt discount amortization and less loan costs remaining to be amortized.

We anticipate that our interest expense will remain lower in fiscal 2009 due to lower debt balances and interest rates, as well as, the conversion of the related party note payable.  Our current loan facility with Commercial Finance Division accrues interest based on a variable prime plus rate.  Prime rate is currently at 3.25% and it is uncertain if this will change during fiscal 2009.  Any changes in the prime rate would affect our interest expense in fiscal 2009 based on the amount we have outstanding under our loan facility.

Index

Liquidity and Capital Resources

Future Capital Needs
As a result of the conversion of the Convertible Note (see discussion below under Financing Activities), the strength of our balance sheet greatly improved with no further debt obligations and our stockholders’ equity greater than $3 million. We also anticipate that stabilized gross margins will continue to provide positive operating cash flow in fiscal 2009.  With these improvements and over $3 million in cash currently available, we believe that we will have enough cash to meet our current liquidity needs in fiscal 2009 and fiscal 2010.

9-Months Ended December 31,	2008	2007	$ Change	% Change
Cash from (used in) operating activities	$1,086,587	$1,134,005	$(47,418)	-4.2%
Cash from (used in) investing activities	(19,783)	(14,345)	(5,438)	37.9%
Cash from (used in) financing activities	(59,150)	(556,886)	497,736	-89.4%
Net increase (decrease) in cash	$1,007,654	$562,774	$444,880	79.1%

Operating and Investing Activities
We are continuing to provide positive cash flow from operations due to timely collections on accounts receivable and maximization of our vendor terms. We continually review our accounts receivable collection, inventory levels and accounts payable practices in order to maximize cash flow from operations.

In the nine months ended December 31, 2008 and 2007, cash used in investing activities related to our purchase of additional office equipment.

Financing Activities
Debt Financing
On June 23, 2006, we entered into a Receivables Purchase Agreement with Commercial Finance Division, a subsidiary of Textron Financial Corporation (“Commercial Finance”), whereby Commercial Finance provides financing to our Company through advances against certain trade receivable invoices due to our Company (the “Commercial Finance Agreement”).  The Commercial Finance Agreement is secured by our accounts receivable and all other assets.  Generally, subject to a maximum principal amount of $3,500,000 which can be borrowed under the Commercial Finance Agreement, the amount available for borrowing is equal to 85% of our eligible accounts receivable invoices less a dilution reserve and any required fixed dollar reserves.  The dilution and fixed dollar reserves are currently set at 7% and $100,000, respectively.  Advances under the Commercial Finance Agreement bear interest at a variable rate equal to the prime rate plus 1.5% per annum (4.75% on December 31, 2008).  However, the Commercial Finance Agreement requires a $4,500 minimum monthly interest charge to be assessed.   We are also obligated to pay a $1,500 monthly service fee.

The initial term of the Commercial Finance Agreement ends on June 23, 2009 and may renew automatically for consecutive twelve-month terms unless terminated sooner.  The Commercial Finance Agreement may be accelerated in the event of certain defaults by our Company including among other things, a default in our payment and/or performance of any obligation to Commercial Finance or any other financial institution, creditor, or bank; and any change in the conditions, financial or otherwise, of our Company which reasonably causes Commercial Finance to deem itself insecure.  In such an event, interest on our borrowings would accrue at the greater of twelve percent per annum or the variable rate of prime plus 1.5% and we would be liable for an early termination premium of 1% on the maximum principal amount available under the Commercial Finance Agreement.  Although we had approximately $1.5 million available to draw pursuant to this Commercial Finance Agreement as of December 31, 2008, there were no amounts advanced, because we did not need additional cash on such date.  The net amount of cash used to pay down our obligation under our Commercial Finance Agreement during the nine months ended December 31, 2008 and 2007 was $0 and $556,886, respectively.

Equity Financing
On November 18, 2008, our Company, Frederick A. DeLuca and Galaxy Partners, L.L.C., a Minnesota limited liability company (“Galaxy Partners”) entered into a Stock Purchase Agreement (the “Purchase Agreement”).  Pursuant to the Purchase Agreement, in exchange for the sum of $5 million, Mr. DeLuca sold to Galaxy Partners his 3,869,842 shares of our common stock and assigned to Galaxy Partners all of his right, title and interest in and to an unsecured convertible note for $2,685,104 (the “Convertible Note”). In connection with the Purchase Agreement and in accordance with the terms of the Convertible Note, Galaxy Partners converted all of the outstanding principal and accrued interest under the Convertible Note totaling $3,479,447 into 9,941,278 shares of our common stock.  We recorded $59,150 of stock issuance costs related to these transactions to additional paid in capital in the three months ended December 31, 2008.  As a result of the Purchase

Index

Agreement and conversion of the Convertible Note into 9,941,278 shares, Galaxy Partners acquired an aggregate of 13,811,120 shares of our common stock and consequently became the majority stockholder in our Company, owning approximately 51.1% of the 27,051,294 issued and outstanding shares of our common stock.

Recent Accounting Pronouncements

In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13,” (“FSP FAS 157-1”).  FSP FAS 157-1 amends FAS No. 157 to remove certain leasing transactions from its scope and is effective upon the initial adoption of FAS No. 157 which we adopted beginning April 1, 2008.  Additionally in February 2008, FASB issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157,” which amends FAS No. 157 by delaying its effective date by one year for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis.  Accordingly, we will begin applying fair value measurements for all non-financial assets and non-financial liabilities on April 1, 2009.

In May 2008, FASB issued FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement),” (“FSP APB 14-1”). This FSP specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years, and is applied retrospectively to all periods presented. We are currently evaluating the impact of adopting FSP APB 14-1 on our results of operations and financial position.

In June 2008, FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” The FSP concluded that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities under FASB No. 128, “Earnings per Share,” and should be included in the computation of earnings per share under the two-class method. The two-class method is an earnings allocation formula used to determine earnings per share for each class of common stock according to dividends declared and participation rights in undistributed earnings. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and is applied retrospectively to all periods presented.  We do not expect that the adoption of this FSP will have a material impact on our results of operations or financial position.

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

As of December 31, 2008, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer ("CEO"), and the Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures to insure that we record, process, summarize and report in a timely and effective manner the information required to be disclosed in reports filed with or submitted to the Securities and Exchange Commission.  Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective in timely bringing to their attention material information related to our Company required to be included in our periodic Securities and Exchange Commission filings. During the quarter ended December 31, 2008, there were no changes in our internal controls over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect those controls.

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

In addition to the other information in this Form 10-Q and risk factors previously disclosed in our Annual Report on Form 10-K for the year ended March 31, 2008, the following are some of the factors as of February 10, 2009, that could cause our Company’s actual results to differ materially from the expected results described in or underlying our Company’s forward-looking statements.  These factors should be considered carefully while evaluating our business and prospects.   If any of the following risks actually occur, they could seriously harm our business, financial condition, results of operations or cash flows.

We may be required to repay our Convertible Note to Mr. DeLuca.
Pursuant to a Note Purchase Agreement dated July 19, 2006 as modified on March 14, 2007, we issued an unsecured convertible note for $2,685,104 (the “Convertible Note”) to Mr. Frederick A. DeLuca, the Company’s largest stockholder.  The Convertible Note accrued interest at 12.5% per annum and matured on October 19, 2008.  No interest or principal payments were required under the Convertible Note until its maturity.  The Convertible Note together with any accrued and unpaid interest thereon, was convertible into shares of our common stock at a conversion price of $0.35 per share.

On November 18, 2008, our Company, Mr. DeLuca and Galaxy Partners, L.L.C., a Minnesota limited liability company (“Galaxy Partners”) entered into a Stock Purchase Agreement (the “Purchase Agreement”).  Pursuant to the Purchase Agreement, in exchange for the sum of $5 million, Mr. DeLuca sold to Galaxy Partners his 3,869,842 shares of our common stock and assigned to Galaxy Partners all of his right, title and interest in and to the Convertible Note. In connection with the Purchase Agreement and in accordance with the terms of the Convertible Note, Galaxy Partners converted all of the outstanding principal and accrued interest under the Convertible Note totaling $3,479,447 into 9,941,278 shares of our common stock.    Therefore, there is no further risk factor associated with repayment of the Convertible Note.

We may not be able to continue as a going concern on a long-term basis.
We received a report from our independent accountants relating to our audited financial statements as of March 31, 2008 containing a paragraph stating that because we may be required to pay the Convertible Note and accrued interest thereon in fiscal 2009 which may leave us with insufficient cash funds to continue operations, there is substantial doubt as to our ability to continue as a going concern.  Our ability to continue as a going concern depended upon the outcome of our discussions with Mr. DeLuca and others regarding options to refinance and/or convert all or a portion of the Convertible Note and accrued interest thereon into equity or successfully obtaining sufficient cash resources to pay this obligation.

In connection with the Purchase Agreement discussed above and in accordance with the terms of the Convertible Note, Galaxy Partners converted all of the outstanding principal and accrued interest under the Convertible Note totaling $3,479,447 into 9,941,278 shares of our common stock.    As a result of the conversion of the Convertible Note, the strength of our balance sheet greatly improved with no further debt obligations and our stockholders’ equity greater than $3 million.  Therefore, management does not believe there is any further risk associated with our ability to operate as a going concern in the near future.

Index

We may be required to pay substantial penalties under our Supply Agreement.
On March 17, 2008, we entered into a Second Amendment to our Supply Agreement dated June 30, 2005 with Schreiber Foods, Inc. (“Schreiber”).  The Second Amendment required us to pay a shortfall payment should we terminate the Supply Agreement prior to a stated date, other than as a result of a breach by Schreiber or change of control in our Company.  The shortfall payment starts at $5,100,000 as of March 17, 2008 and declines by $1,700,000 per contract year until March 17, 2011, at which time the shortfall payment is eliminated.  If there is a change of control in either our Company or Schreiber, then the shortfall payment obligation will terminate and be extinguished as of the date of such change of control. As a result of the change in control in November 2008, we are no longer subject to the termination fee described above and therefore, there is no longer a risk factor associated with the stated penalties under our Supply Agreement.

We may not be able come to a mutual agreement with our Chief Executive Officer and may need to seek a new Chief Executive Officer.
Effective with the signing of the Purchase Agreement on November 18, 2008, Michael E. Broll entered into an amendment to his employment agreement with our Company, whereby he would continue as our Chief Executive Officer and Board member through March 31, 2009.  Mr. Broll also serves as our President.  In the event the parties do not enter into a new employment arrangement, then upon receipt of Mr. Broll’s resignation as our Company’s Chief Executive Officer and from our Board of Directors on March 31, 2009, in consideration of his staying with our Company during the transition period subsequent to the change of control in our Company and in recognition of his waiver of his rights under our 2007 Stay, Severance and Sales Bonus Plan, we will pay Mr. Broll compensation of $20,000 per month for 25 consecutive months beginning on April 1, 2009 less any applicable federal and/or state taxes.

In the event that Mr. Broll resigns from our Company on March 31, 2009, we will need to seek someone to replace him as Chief Executive Officer. To date, the Board has not identified a candidate for the position of Chief Executive Officer.  In the event of Mr. Broll’s resignation, we may need to hire an executive recruitment firm to assist in finding a suitable candidate for such position and pay a substantial fee in connection with any such placement.  In addition, while we anticipate that certain members of our Board may take a greater role in the management and direction of our Company until a new Chief Executive Officer is hired, the Company may be adversely impacted if there is a significant period of time without the services and direction of a top executive officer.

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

Additionally, due to a worldwide shortage and a weaker US Dollar that began in the third quarter of fiscal 2008, the average price of casein increased more than 21% and 64% in the three and nine months ended December 31, 2008, respectively, compared to the three and nine months ended December 31, 2007. In the first nine months of fiscal 2009, the average price of casein is approximately 41% higher than the annual fiscal 2008 average.  However, the second and third quarters of fiscal 2009 saw a 3% and 6% quarter to quarter decrease; thereby indicating a possible stabilization and reversal in the cost of casein.  Forecasts from our suppliers indicate that although these historically high casein prices are subsiding, our average fiscal 2009 prices will remain significantly higher than our average prices paid in fiscal 2008. This dramatic increase in supply costs has and will continue to substantially increase our cost of goods sold and correspondingly substantially reduce our gross margins in fiscal 2009.  However, based on additional discussions with casein suppliers, we do expect that casein prices in fiscal 2010 will significantly decline and that our gross margins will improve.  Management is in the process of evaluating the effects of reduced pricing for fiscal 2010.

We implemented several strategic plans of action in an effort to at least partially minimize the negative effect of these casein price increases. These strategies included reducing promotional spending and consumer advertising and increasing customer pricing on certain affected product lines, as well as, proposing reformulations on existing products to reduce the amount of required casein and expanding and accelerating the roll-out of new products which do not require casein.  Although we implemented these strategic plans of action, we anticipate that gross margins on a majority of our products and as a whole will remain lower in fiscal 2009 compared to fiscal 2008.  Additionally, we anticipate that our income from

Index

operations for fiscal 2009 will continue to be adversely affected by the lower gross margins when comparing to prior years unless the cost of casein declines.

One entity owns a majority of our outstanding shares, which could materially limit the ownership rights of investors.
As a result of the Purchase Agreement and conversion of the Convertible Note into 9,941,278 shares, Galaxy Partners acquired an aggregate of 13,811,120 shares of our common stock on November 18, 2008 and consequently became the majority stockholder in our Company, owning approximately 51.1% of the 27,051,294 issued and outstanding shares of our common stock.  At the present time, Galaxy Partners has three representatives out of a total of seven directors on our Board and exerts significant influence on the policies and direction of our Company.  As a result of its ownership of a majority of our outstanding common stock, at the next annual meeting of stockholders at which members of the Board are elected, Galaxy Partners could control the outcome of the vote on all persons who are submitted for election to the Board, and thereafter effectively control the policies and direction of our Company.  Galaxy Partners can similarly significantly affect, if not control, the outcome of any other matter submitted to a vote of the stockholders of our Company. Investors who purchase common stock in our Company will be unable to elect any specific members of the board of directors or exercise significant control over us or our business as a result of Galaxy Partners’ ownership of our common stock.

Stockholders may experience further dilution.
We have a total of 3,932,962 shares reserved for future issuance upon the exercise of options or warrants outstanding as of February 10, 2009.  None of these securities are “in the money,” as of such date.  “In the money” generally means that the current market price of the common stock is above the exercise price of the shares subject to the option, warrant or note conversion.  The issuance of common stock upon the exercise of these options and warrants could adversely affect the market price of the common stock or result in substantial dilution to our existing stockholders.  In addition, any future securities issuances by our Company could result in the issuance, or potential issuance, of a significant amount of equity securities that will cause substantial dilution to our stockholders, particularly given the current low trading price of our common stock.

Item 5.                   Other Information

On February 9, 2009, Andromeda Acquisition Corp. (“Andromeda”) announced that it plans to make a cash tender offer to purchase all outstanding shares of our Company for $0.36 per share.  Andromeda is a Delaware wholly-owned subsidiary of MW1 LLC (“MW1”) formed solely for the purpose of making the tender offer.  Currently, the sole member of MW1 is Mill Road Capital, L.P., a Delaware limited partnership formed by a core group of professionals to invest in small public companies.  Andromeda announced that it plans to commence the offer on or about February 13, 2009 and end the offer on or about March 16, 2009.  Additionally, it is expected that Galaxy Partners L.L.C., the Company’s 51.1% majority shareholder, along with Mill Road Capital, L.P. will contribute their 14,370,728 combined shares of our Company’s common stock to MW1 prior to the expiration of the offer.  As a result of the tender offer, we will postpone our Annual Meeting of Stockholders (“Annual Meeting”) originally scheduled for Tuesday, February 10, 2009 until after the conclusion of the tender offer period.

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

Index

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

*10.22
Stock Purchase Agreement, dated November 18, 2008, by and among Galaxy Partners, L.L.C., Galaxy Nutritional Foods, Inc. and Frederick A. DeLuca (Filed as Exhibit 10.1 on Form 8-K filed November 21, 2008.)

*10.23	Amendment to Employment Agreement effective as of November 18, 2008 by and among Michael E. Broll and Galaxy Nutritional Foods, Inc. (Filed as Exhibit 10.2 on Form 8-K filed November 21, 2008.)

*10.24	David Lipka Waiver of Rights dated November 13, 2008 under the Company’s 2007 Stay Bonus, Severance Bonus and Sales Plan (Filed as Exhibit 10.3 on Form 8-K filed November 21, 2008.)

10.25	Lease Agreement dated January 14, 2009 between Galaxy Nutritional Foods, Inc. and Lake Point Business Park, LLC (Filed herewith.)

*14.1	Code of Ethics (Filed as Exhibit 14.1 on Form 10-K for the fiscal year ended March 31, 2007.)

*20.1	Audit Committee Charter (Filed as Exhibit 20.1 on Form 10-Q for the fiscal quarter ended September 30, 2003.)

*20.2	Compensation Committee Charter (Filed as Exhibit 20.2 on Form 10-Q for the fiscal quarter ended September 30, 2003.)

31.1	Section 302 Certification of our Chief Executive Officer (Filed herewith.)

Index

31.2	Section 302 Certification of our Chief Financial Officer (Filed herewith.)

32.1	Section 906 Certification of our Chief Executive Officer (Filed herewith.)

32.2	Section 906 Certification of our Chief Financial Officer (Filed herewith.)

*	Previously filed and incorporated herein by reference.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GALAXY NUTRITIONAL FOODS, INC.

Date: February 11, 2009                                                            /s/ Michael E. Broll
Michael E. Broll
Chief Executive Officer & Director
(Principal Executive Officer)

Date: February11, 2009                                                            /s/ Salvatore J. Furnari
Salvatore J. Furnari
Chief Financial Officer & Vice President of Finance
 (Principal Accounting and Financial Officer)

Index